Form 10-Q
period 2005-10-31
SAIC, Inc.
filed 2006-04-26
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-128021

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive

San Diego, California 92121

(858) 826-6000

(Address, including zip code, and telephone number, including area code, of Registrant’s of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒        No  ☐

As of April 21, 2006, there were 10,000 shares of Registrant’s common stock, $0.0001 par value, issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements.

SAIC, INC.

(a wholly-owned subsidiary of Science Applications International Corporation)

CONSOLIDATED BALANCE SHEET

(unaudited)

October 31, 2005
ASSETS
Cash	$1,000

STOCKHOLDER’S EQUITY
Common stock	$100
Additional paid-in capital	900

Total stockholder’s equity	$1,000

See accompanying notes to consolidated balance sheet.

NOTES TO CONSOLIDATED BALANCE SHEET

(Unaudited)

1.    Organization and Purpose—SAIC, Inc. (the “Company”) was incorporated on August 12, 2005 and capitalized on August 18, 2005 as a wholly-owned subsidiary of Science Applications International Corporation. Subject to the approval of the stockholders of Science Applications International Corporation, SAIC Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with Science Applications International Corporation, and all of the outstanding common stock of Science Applications International Corporation will be exchanged for Class A preferred stock of the Company.

2.    Stockholder’s Equity— On August 18, 2005, the Company was authorized to issue 10,000 shares of $0.01 par value common stock and had issued and outstanding 10,000 shares held by Science Applications International Corporation. On November 18, 2005, the Company restated its certificate of incorporation to (i) increase its authorized common stock to 2,000,000,000 shares, (ii) lower the par value on its common stock from $0.01 to $0.0001, (iii) authorize 1,500,000,000 shares of Class A preferred stock of which 50,000,000 shares are designated Series A-1 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-2 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-3 preferred stock and none of which are issued and outstanding and 1,150,000,000 shares are designated Series A-4 preferred stock and none of which are issued and outstanding and (iv) authorize 10,000,000 shares of blank-check preferred stock, none of which are issued and outstanding. The Company’s board of directors is expressly authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series and to fix the relative rights, preferences and privileges of each such series.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction H(2)(a) to Form 10-Q. We conducted no business operations during the period from our formation through October 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

Item 4.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We were incorporated and capitalized in August 2005 as a wholly-owned subsidiary of Science Applications International Corporation (“SAIC”). We have no employees, active operations or assets other than $1,000 in cash received in connection with our initial capitalization. Subject to the approval of the stockholders of SAIC, we intend to complete a merger reorganization pursuant to which SAIC Merger Sub, Inc., our wholly-owned subsidiary, will merge with and into SAIC, and all of the outstanding common stock of SAIC will be exchanged for our class A preferred stock. In connection with the proposed merger reorganization, on September 1, 2005, we filed a registration statement on Form S-4 (the “S-4 Registration Statement”) pursuant to the Securities Act of 1933, as amended. Consistent with our non-operational status, the S-4 Registration Statement contained a balance sheet as of August 18, 2005 but did not contain statements of income or cash flows.

On November 16, 2005, the S-4 Registration Statement was declared effective and we became subject to the reporting requirements of Section 13 of the Exchange Act. Pursuant to Rule 15d-13 of the Exchange Act, we would be required to file a quarterly report on Form 10-Q within 45 days of the S-4 Registration Statement’s being declared effective to the extent that the S-4 Registration Statement included financial statements for an interim period subsequent to our most recent fiscal year end meeting the requirements of Article 10 of Regulation S-X and the quarter ended July 31, 2005 were deemed to be a quarter reported upon by us in the S-4 Registration Statement. We concluded, with the assistance of outside counsel, that no report on Form 10-Q was required to be filed for such quarterly period because the August 18, 2005 balance sheet included in the S-4 Registration Statement did not constitute financial statements for an interim period subsequent to our most recent fiscal year end and the quarter ended July 31, 2005 was not a quarter reported upon by us in the S-4 Registration Statement.

Since our formation, we have not conducted any activities other than those incident to our formation, the preparation of the merger agreement and related proxy statement/prospectus and the filing of registration statements in connection with our proposed merger reorganization and initial public offering. Disclosure controls and procedures have been designed consistent with our current non-operational status.

Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. As indicated above, we concluded, with the assistance of outside counsel, that no report on Form 10-Q was required to be filed for the quarterly period ended October 31, 2005 because the August 18, 2005 balance sheet included in the S-4 Registration Statement did not constitute financial statements for an interim period subsequent to our most recent fiscal year end and the quarter ended

July 31, 2005 was not a quarter reported upon by us in the S-4 Registration Statement. Notwithstanding this determination and our current non-operational status, we have nonetheless elected out of an abundance of caution to file this quarterly report for the period ended October 31, 2005 to the extent that the August 18, 2005 balance sheet included in the S-4 Registration Statement were deemed to constitute financial statements for an interim period subsequent to our most recent fiscal year end meeting the requirements of Article 10 of Regulation S-X and the quarter ended July 31, 2005 were deemed to be a quarter reported upon by us in the S-4 Registration Statement.

(b)	Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 7, 2005, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 as filed on November 9, 2005 with the SEC (the “Form S-4”).

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Form S-4.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 as filed on September 1, 2005 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, INC.

Date: April 26, 2006	By:	/S/ MARK W. SOPP
Mark W. Sopp
Executive Vice President and Chief Financial Officer and as a duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 7, 2005, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 as filed on November 9, 2005 with the SEC (the “Form S-4”).

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to the Form S-4.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 as filed on September 1, 2005 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.