Form 10-K
period 2006-01-31
SAIC, Inc.
filed 2006-05-01
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-128021

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive, San Diego, California	92121
(Address of Registrant’s principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 826-6000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 31, 2005, the aggregate value of the voting stock held by non-affiliates of Registrant was $0.00.

As of April 21, 2006, there were 10,000 shares of Registrant’s common stock, $0.0001 par value, issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1.	Business.

We were incorporated and capitalized in August 2005 as a wholly-owned subsidiary of Science Applications International Corporation (SAIC). Subject to the approval of the stockholders of SAIC, we intend to complete a merger pursuant to which SAIC Merger Sub, Inc., our wholly-owned subsidiary, will merge with and into SAIC, and all of the outstanding common stock of SAIC will be exchanged for our class A preferred stock. Immediately following the completion of this proposed merger reorganization, we intend to complete an initial public offering of our common stock.

We have no employees or assets other than $1,000 in cash received in connection with our initial capitalization and have conducted no business operations during the period from our formation through January 31, 2006. Since our formation, we have not conducted any activities other than those incident to our formation, the preparation of the merger agreement and related proxy statement/prospectus and the filing of registration statements in connection with our proposed merger reorganization and initial public offering.

Item 1A.	Risk Factors.

Not applicable. Since our formation, we have not conducted any activities other than those incident to our formation, the preparation of the merger agreement and related proxy statement/prospectus and the filing of registration statements in connection with our proposed merger reorganization and initial public offering.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for our common stock. We are currently a wholly-owned subsidiary of SAIC, which is the sole holder of all of our issued and outstanding common stock. We have not paid or declared any dividends on our common stock.

On August 18, 2005, we issued 10,000 shares of our common stock to SAIC for $1,000 in cash. These shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 6.	Selected Financial Data.

Omitted pursuant to General Instruction I(2)(a) to Form 10-K. We conducted no business operations during the period from our formation through January 31, 2006 other than described above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction I(2)(a) to Form 10-K. We conducted no business operations during the period from our formation through January 31, 2006 other than described above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have no assets other than $1,000 in cash received in connection with our initial capitalization and have conducted no business operations during the period from our formation through January 31, 2006 other than described above.

Item 8.	Financial Statements and Supplementary Data.

See Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We were incorporated and capitalized in August 2005 as a wholly-owned subsidiary of SAIC. We have no employees, active operations or assets other than $1,000 in cash received in connection with our initial capitalization. Since our formation, we have not conducted any activities other than those incident to our formation, the preparation of the merger agreement and related proxy statement/prospectus and the filing of registration statements in connection with our proposed merger reorganization and initial public offering. Disclosure controls and procedures have therefore been designed consistent with our current non-operational status.

Based upon their evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Entry into a Material Definitive Agreement.

On April 28, 2006, we amended and restated the Agreement and Plan of Merger, dated as of November 7, 2005 (Merger Agreement), by and among SAIC, us, and SAIC Merger Sub, Inc. (Merger Sub). Subject to stockholder approval and pursuant to the Merger Agreement, Merger Sub will merge with and into SAIC, with SAIC continuing as the surviving corporation (Merger). Immediately following the Merger, SAIC will become our wholly-owned subsidiary and its stockholders will become stockholders of ours.

Pursuant to the amended terms of the Merger Agreement, we reallocated the number of shares of Class A preferred stock to be received by SAIC stockholders in the Merger upon exchange of their common stock, such that (i) 20% of such shares will be Series A-1 preferred stock, (ii) 20% of such shares will be Series A-2 preferred stock, (iii) 30% of such shares will be Series A-3 preferred stock and (iv) 30% of such shares will be Series A-4 preferred stock.

The foregoing description of the Merger Agreement, as amended and restated, does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement filed as Exhibit 2.1 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 11.	Executive Compensation.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP. The audit of our consolidated balance sheet as of August 18, 2005, included in our registration statements, the review of our consolidated balance sheet as of October 31, 2005, included in our Quarterly Report on Form 10-Q, and the audit of our consolidated balance sheet as of January 31, 2006 were performed as part of the audit and related services for SAIC, and consequently no fees for professional services were billed to us during the year ended January 31, 2006 by Deloitte & Touche LLP. These services were approved by the audit committee of the board of directors of SAIC in accordance with its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report:

1.	Financial Statements

The Report of Independent Registered Public Accounting Firm and Consolidated Balance Sheet and the notes thereto of SAIC, Inc. as of January 31, 2006, are set forth on pages F-1 through F-3.

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November, 7, 2005, and amended as of April 28, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 as filed on November 9, 2005 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed on November 9, 2005 with the SEC.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc. (Registrant)

By	/S/ K. C. DAHLBERG
K. C. Dahlberg
Chairman of the Board and Chief Executive Officer

Dated: May 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ K. C. DAHLBERG K. C. Dahlberg	Chairman of the Board and Principal Executive Officer	May 1, 2006

/S/ M.W. SOPP M.W. Sopp	Principal Financial Officer	May 1, 2006

/S/ J. R. HARTLEY J. R. Hartley	Principal Accounting Officer	May 1, 2006

/S/ W. H. DEMISCH W. H. Demisch	Director	May 1, 2006

/S/ J. A. DRUMMOND J. A. Drummond	Director	May 1, 2006

/S/ D. H. FOLEY D. H. Foley	Director	May 1, 2006

/S/ J. J. HAMRE J. J. Hamre	Director	May 1, 2006

/S/ A. K. JONES A. K. Jones	Director	May 1, 2006

/S/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	May 1, 2006

/S/ C. B. MALONE C. B. Malone	Director	May 1, 2006

Signature	Title	Date

/S/ E. J. SANDERSON, JR. E. J. Sanderson, Jr.	Director	May 1, 2006

/S/ J. P. WALKUSH J. P. Walkush	Director	May 1, 2006

/S/ J. H. WARNER, JR. J. H. Warner, Jr.	Director	May 1, 2006

/S/ A. T. YOUNG A. T. Young	Director	May 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder

SAIC, Inc.

We have audited the accompanying consolidated balance sheet of SAIC, Inc. and subsidiary (the “Company”) (a wholly-owned subsidiary of Science Applications International Corporation) as of January 31, 2006. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated balance sheet presents fairly, in all material respects, the financial position of SAIC, Inc. and subsidiary as of January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

April 24, 2006

SAIC, INC.

(a wholly-owned subsidiary of Science Applications International Corporation)

CONSOLIDATED BALANCE SHEET

January 31, 2006
ASSETS
Cash	$1,000

STOCKHOLDER’S EQUITY (Note 2)
Common stock	$1
Preferred stock	—
Additional paid-in capital	999

Total stockholder’s equity	$1,000

See accompanying notes to consolidated balance sheet.

NOTES TO CONSOLIDATED BALANCE SHEET

1. Organization and Purpose—SAIC, Inc. (Company) was incorporated on August 12, 2005 and capitalized on August 18, 2005 as a wholly-owned subsidiary of Science Applications International Corporation. Subject to the approval of the stockholders of Science Applications International Corporation, SAIC Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with Science Applications International Corporation, and all of the outstanding common stock of Science Applications International Corporation will be exchanged for Class A preferred stock of the Company.

2. Stockholder’s Equity—On August 18, 2005, the Company was authorized to issue 10,000 shares of $0.01 par value common stock and had issued and outstanding 10,000 shares held by Science Applications International Corporation. On November 18, 2005, the Company restated its certificate of incorporation to (i) increase its authorized common stock to 2,000,000,000 shares, (ii) lower the par value on its common stock from $0.01 to $0.0001, (iii) authorize 1,500,000,000 shares of Class A preferred stock of which 50,000,000 shares are designated Series A-1 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-2 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-3 preferred stock and none of which are issued and outstanding and 1,150,000,000 shares are designated Series A-4 preferred stock and none of which are issued and outstanding and (iv) authorize 10,000,000 shares of blank-check preferred stock, none of which are issued and outstanding. The Company’s board of directors is expressly authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series and to fix the relative rights, preferences and privileges of each such series.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of November, 7, 2005, and amended as of April 28, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 2 to Registration Statement on Form S-4 as filed on November 9, 2005 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.4 to Registrant’s Amendment No. 2 to Registration Statement on Form S-1 as filed on November 9, 2005 with the SEC.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.