Form 10-Q
period 2006-04-30
SAIC, Inc.
filed 2006-06-09
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes  ✓  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓  No

As of May 31, 2006, there were 10,000 shares of Registrant’s common stock, $0.0001 par value, issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

(a wholly-owned subsidiary of Science Applications International Corporation)

CONSOLIDATED BALANCE SHEET

(unaudited)

	April 30, 2006	January 31, 2006
ASSETS
Cash	$1,000	$1,000

STOCKHOLDER’S EQUITY (Note 2)
Common stock	$1	$1

Preferred stock	—	—
Additional paid-in capital	999	999

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to consolidated balance sheet.

NOTES TO CONSOLIDATED BALANCE SHEET

(Unaudited)

1.    Organization and Purpose – SAIC, Inc. (the “Company”) was incorporated on August 12, 2005 and capitalized on August 18, 2005 as a wholly-owned subsidiary of Science Applications International Corporation. Subject to the approval of the stockholders of Science Applications International Corporation, SAIC Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with Science Applications International Corporation, and all of the outstanding common stock of Science Applications International Corporation will be exchanged for Class A preferred stock of the Company.

2.    Stockholder’s Equity – On August 18, 2005, the Company was authorized to issue 10,000 shares of $0.01 par value common stock and had issued and outstanding 10,000 shares held by Science Applications International Corporation. On November 18, 2005, the Company restated its certificate of incorporation to (i) increase its authorized common stock to 2,000,000,000 shares, (ii) lower the par value on its common stock from $0.01 to $0.0001, (iii) authorize 1,500,000,000 shares of Class A preferred stock of which 50,000,000 shares are designated as Series A-1 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-2 preferred stock and none of which are issued and outstanding, 150,000,000 shares are designated Series A-3 preferred stock and none of which are issued and outstanding and 1,150,000,000 are designated as Series A-4 preferred stock and none of which are issued and outstanding and (iv) authorize 10,000,000 shares of blank-check preferred stock, none of which are issued and outstanding. The Company’s board of directors is expressly authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series and to fix the relative rights, preferences and privileges of each such series.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction H(2)(a) to Form 10-Q. We conducted no business operations during the period from our formation through April 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 7, 2005, and amended as of April 28, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Annual Report on 10-K as filed on May 1, 2006 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.

Date: June 9, 2006	By:	/s/ MARK. W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of November 7, 2005, and amended as of April 28, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Annual Report on 10-K as filed on May 1, 2006 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.