Form 10-Q
period 2006-07-31
SAIC, Inc.
filed 2006-09-05
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-128021

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive

San Diego, California 92121

(858) 826-6000

(Address, including zip code, and telephone number,

including area code, of Registrant’s principal executive offices)

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

Yes  ✓  No

As of August 31, 2006, there were 10,000 shares of Registrant’s common stock, $0.0001 par value, issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

(a wholly-owned subsidiary of Science Applications International Corporation)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 31, 2006	January 31, 2006
ASSETS
Cash	$1,000	$1,000

STOCKHOLDER’S EQUITY (Note 2)
Common stock	$1	$1
Preferred stock	—	—
Additional paid-in capital	999	999

Total stockholder’s equity	$1,000	$1,000

See accompanying notes to consolidated balance sheets.

SAIC, INC.

(a wholly-owned subsidiary of Science Applications International Corporation)

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

1.    Organization and Purpose – SAIC, Inc. (the Company) was incorporated on August 12, 2005 and capitalized on August 18, 2005 as a wholly-owned subsidiary of Science Applications International Corporation (SAIC). Subject to the approval of the stockholders of SAIC, SAIC Merger Sub, Inc., a wholly-owned subsidiary of the Company, will merge with SAIC, and all of the outstanding common stock of SAIC will be exchanged for Class A preferred stock of the Company.

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

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction H(2)(a) to Form 10-Q. We conducted no business operations during the period from our formation through July 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H(2)(c) to Form 10-Q.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

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

Item 3. Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) to Form 10-Q.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Registrant, Science Applications International Corporation and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement (No. 333-128022) filed on July 25, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SAIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.

Date: September 1, 2006	By:	/s/ MARK W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Registrant, Science Applications International Corporation and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement (No. 333-128022) filed on July 25, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.