Form 10-Q
period 2006-10-31
SAIC, Inc.
filed 2006-12-13
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33072

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

Yes  ☐    No  ☒

As of December 1, 2006, the Registrant had 86,800,172 shares of common stock, $.0001 par value per share, issued and outstanding, and 323,513,674 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

Condensed Consolidated Statements of Income

(Unaudited, in millions, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Revenues	$2,142	$2,024	$6,147	$5,815
Costs and expenses:
Cost of revenues	1,862	1,793	5,310	5,093
Selling, general and administrative expenses	136	125	396	363

Operating income	144	106	441	359
Non-operating income (expense):
Interest income	35	27	97	69
Interest expense	(22)	(23)	(68)	(67)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(9)	(10)
Other income, net	1	6	4	3

Income from continuing operations before income taxes	155	111	465	354
Provision for income taxes	65	40	181	145

Income from continuing operations	90	71	284	209
Discontinued operations (Note 11):
Income from discontinued operations before income taxes (including net gain on sales of $19 and $18 for the three and nine months ended October 31, 2006 and net gain on sale of $3 and $869 for the three and nine months ended October 31, 2005, respectively)	21	4	24	877
Provision (benefit) for income taxes	13	(16)	1	313

Income from discontinued operations	8	20	23	564

Net income	$98	$91	$307	$773

Earnings per share
Basic:
Income from continuing operations	$0.27	$0.21	$0.85	$0.60
Income from discontinued operations	0.02	0.05	0.07	1.61

	$0.29	$0.26	$0.92	$2.21

Diluted:
Income from continuing operations	$0.26	$0.20	$0.82	$0.58
Income from discontinued operations	0.02	0.05	0.07	1.56

	$0.28	$0.25	$0.89	$2.14

Common equivalent shares:
Basic	336	346	334	350

Diluted	347	358	345	362

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in millions)

	October 31, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,636	$1,010
Investments in marketable securities	—	1,659
Receivables, net	1,562	1,515
Inventory, prepaid expenses and other current assets	151	191
Assets of discontinued operations	—	28

Total current assets	5,349	4,403
Property, plant and equipment (less accumulated depreciation of $258 and $246 at October 31, 2006 and January 31, 2006, respectively)	381	356
Intangible assets, net	69	63
Goodwill	774	655
Deferred income taxes	38	66
Other assets	112	112

	$6,723	$5,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$946	$959
Accrued payroll and employee benefits	488	468
Dividend payable	2,452	—
Income taxes payable	18	14
Notes payable and current portion of long-term debt	22	47
Liabilities of discontinued operations	—	3

Total current liabilities	3,926	1,491
Long-term debt, net of current portion	1,193	1,192
Other long-term liabilities	109	111
Commitments and contingencies (Note 10)
Minority interest in consolidated subsidiaries	55	54
Stockholders’ equity:
Common and preferred stock	—	—
Additional paid-in capital	1,458	2,508
Retained earnings	12	415
Other stockholders’ equity	—	(84)
Accumulated other comprehensive loss	(30)	(32)

Total stockholders’ equity	1,440	2,807

	$6,723	$5,655

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in millions)

	Shares		Par value	Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Totals
	Common stock	Preferred stock
Balance at February 1, 2006	—	343	$—	$2,508	$415	$(84)	$(32)	$2,807
Net income	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	2	2
Initial public offering of common stock	86	—	—	1,244	—	—	—	1,244
Issuances of stock other than the initial public offering	—	14	—	206	—	—	—	206
Repurchases of stock	—	(33)	—	(254)	(512)	—	—	(766)
Special dividend	—	—	—	(2,245)	(198)	—	—	(2,443)
Income tax benefit from employee stock transactions	—	—	—	32	—	—	—	32
Stock-based compensation	—	—	—	23	—	28	—	51
Elimination of unearned compensation upon modification of awards	—	—	—	(56)	—	56	—	—

Balance at October 31, 2006	86	324	$—	$1,458	$12	$—	$(30)	$1,440

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in millions)

	Nine Months Ended October 31
	2006	2005
Cash flows from continuing operating activities:
Net income	$307	$773
Income from discontinued operations	(23)	(564)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	53	48
Stock-based compensation	43	31
Minority interest in income of consolidated subsidiaries	9	10
Dividends received in excess of equity earnings from unconsolidated affiliates	6	(6)
Other	4	8
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(27)	3
Inventory, prepaid expenses and other current assets	44	25
Deferred income taxes	5	(47)
Other assets	1	(3)
Accounts payable and accrued liabilities	(33)	(15)
Accrued payroll and employee benefits	72	36
Dividend payable	9	—
Income taxes payable	36	54
Other long-term liabilities	(1)	3

Total cash flows provided by continuing operating activities	505	356
Cash flows from investing activities:
Expenditures for property, plant and equipment	(65)	(39)
Acquisitions of businesses, net of cash acquired of $4 in fiscal 2007 and $10 in fiscal 2006	(143)	(205)
Payments for businesses acquired in previous years	(1)	(14)
Purchases of marketable securities available-for-sale	(4,258)	(6,059)
Proceeds from sales and maturities of marketable securities available-for-sale	5,917	5,782
Other	11	6

Total cash flows provided by (used in) investing activities	1,461	(529)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(27)	(40)
Sales of stock through initial public offering	1,244	—
Sales of stock and exercise of stock options	57	119
Repurchases of stock	(657)	(568)
Other	(2)	(3)

Total cash flows provided by (used in) financing activities	615	(492)

Increase (decrease) in cash and cash equivalents from continuing operations	2,581	(665)

Cash flows from discontinued operations:
Cash used in operating activities from discontinued operations	—	(210)
Cash provided by investing activities from discontinued operations	45	1,072

Increase in cash and cash equivalents from discontinued operations	45	862

Cash and cash equivalents at beginning of period	1,010	965

Cash and cash equivalents at end of period	$3,636	$1,162

Supplemental schedule of non-cash investing and financing activities:
Accrual of special dividend	$2,443	$—

Stock exchanged upon exercise of stock options	$103	$133

Stock issued for settlement of accrued employee benefits	$54	$71

Fair value of assets acquired in acquisitions	$170	$282
Cash paid in acquisitions, net of cash acquired of $4 in fiscal 2007 and $10 in fiscal 2006	(143)	(205)
Issuance of stock in acquisitions	—	(16)
Accrued acquisition payments	(4)	(2)

Liabilities assumed in acquisitions	$23	$59

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Reporting Entity

Science Applications International Corporation was formed in 1969. On October 16, 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc. Pursuant to the merger, the shares of common stock of Science Applications International Corporation were exchanged for shares of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed a public offering of its common stock.

The accompanying financial statements reflect the reorganization merger as a change in reporting entity at historical cost, and the financial statements prior to the reorganization merger reflect the accounts of Science Applications International Corporation for purposes of the rules and regulations of the Securities and Exchange Commission (SEC) that govern financial statements. The effects of the exchange of shares in the reorganization merger have been retrospectively applied to stockholders’ equity and per share amounts in the condensed consolidated financial statements. This retrospective application had no effect on other amounts, including the net income of Science Applications International Corporation, for the periods presented.

Nature of Operations and Basis of Presentation

The Company is a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Governmental civil agencies and customers in selected commercial markets.

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $4 million and $11 million on sales to certain unconsolidated affiliates during the three and nine months, respectively, ended October 31, 2006 and 2005.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of October 31, 2006 and for the three and nine months ended October 31, 2006 and 2005 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2006

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2007, or any future period.

Reorganization Merger

Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc. The number and exercise price of stock options outstanding were adjusted for this exchange.

The shares of Class A preferred stock of SAIC, Inc. were allocated 20% to series A-1 preferred stock, 20% to series A-2 preferred stock, 30% to series A-3 preferred stock, and 30% to series A-4 preferred stock. The different series are identical, except for applicable restriction periods. Shares of Class A preferred stock will not be transferable or convertible into common stock until the applicable restriction periods expire. The restriction periods expire on January 11, 2007 for series A-1 preferred stock, April 11, 2007 for series A-2 preferred stock, July 10, 2007 for series A-3 preferred stock, and October 8, 2007 for series A-4 preferred stock. However, as a result of certain diversification rights provided pursuant to the Pension Protection Act of 2006, certain shares of Class A preferred stock held in the Company’s retirement plans may be converted into common stock and sold in the public market prior to the expiration of the applicable restriction periods beginning on January 1, 2007. As of October 31, 2006, the Company’s retirement plans held 117.54 million shares of Class A preferred stock, approximately 100 million of which could be converted into common stock and sold in the public market beginning on January 1, 2007 as a result of the Pension Protection Act of 2006. When shares of Class A preferred stock become transferable and are sold or transferred to other than a permitted transferee (as defined in the certificate of incorporation of SAIC, Inc.), the shares convert into common stock on a one-for-one basis.

The Company is authorized to issue 2 billion shares of common stock, par value $.0001 per share, 1.5 billion shares of Class A preferred stock, par value $.0001 per share, and 10 million shares of undesignated preferred stock, par value of $.0001 per share. As of October 31, 2006, 86.25 million shares of common stock and 323.59 million shares of Class A preferred stock were issued and outstanding. Included in the number of shares of Class A preferred stock issued and outstanding as of October 31, 2006 were 7.74 million restricted shares that were unvested. These unvested shares are excluded from the calculation of basic earnings per share and included in the calculation of diluted earnings per share under the treasury stock method.

Initial Public Offering

In October 2006, SAIC, Inc. completed the public offering of 86.25 million shares of its common stock. The public offering was priced at $15 per share and resulted in net proceeds of $1.244 billion, after deducting underwriting commissions and discounts and other offering-related costs. The common stock began trading on the New York Stock Exchange under the ticker symbol “SAI” on October 13, 2006. Although shares of common stock contain the same economic rights as shares of Class A preferred stock, holders of Class A preferred stock are entitled to 10 votes per share while holders of the common stock are entitled to one vote per share.

Special Dividend

Prior to the reorganization merger and the initial public offering, the board of directors of Science Applications International Corporation declared a special dividend of $15 per share of Class A common stock

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and $300 per share of Class B common stock to holders of record as of October 12, 2006. The stock options outstanding as of the dividend record date were adjusted to maintain the pre-dividend fair value. This adjustment resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding (see Note 3). Stock-based compensation was not affected by this adjustment as it was required by the terms of the 1999 Stock Incentive Plan. The special dividend of $2.45 billion was paid in November 2006.

Reclassifications

Certain amounts in the condensed consolidated statements of income and cash flows for the three and nine months ended October 31, 2005, have been reclassified to conform to the presentation for the three and nine months ended October 31, 2006.

In the condensed consolidated statements of income for the three and nine months ended October 31, 2005, the Company reclassified $15 million and $44 million, respectively, from cost of revenues to selling, general and administrative expenses to be consistent with the classification of these costs for the three and nine months ended October 31, 2006 and its allocation of costs under cost accounting standards for U.S. Government contracts. This reclassification did not change previously reported net income or earnings per share.

In the condensed consolidated statement of cash flows for the nine months ended October 31, 2005, the Company reclassified $71 million from stock-based compensation to changes in accrued payroll and employee benefits to reflect issuances of vested stock during the nine months ended October 31, 2005, as settlement of certain bonus and retirement plan amounts expensed during prior periods. In addition, the Company presented these issuances of vested stock in the supplemental schedule of non-cash financing activities. This reclassification had no effect on previously reported total cash flows provided by continuing operating activities.

In the condensed consolidated statement of cash flows for the nine months ended October 31, 2005, the Company increased purchases of marketable securities available-for-sale and proceeds from sales and maturities of marketable securities available-for-sale by approximately $5.1 billion to reflect purchases, sales and maturities of marketable securities available-for-sale that occur within the Company’s investment portfolios that are managed by third-party investment managers (managed portfolios). The Company previously did not report the cash outflows and inflows that occurred within the managed portfolios as purchases and sales and maturities, respectively, but rather reported the cash outflows and inflows between the Company and the managed portfolios. This reclassification had no effect on previously reported total cash flows used in investing activities.

In the condensed consolidated statement of cash flows for the nine months ended October 31, 2005, the Company reclassified $6 million from cash provided by operating activities to cash inflows from investing activities to reflect the net cash flows from restricted cash accounts during the nine months ended October 31, 2005.

Discontinued Operations

On October 27, 2006, the Company completed the sale of its majority-owned subsidiary, ANXeBusiness Corp. (ANX). On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of ANX and Telcordia have been classified as discontinued operations (see Note 11) for all periods presented.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007, as an adjustment to beginning retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This Statement will be effective for the Company on February 1, 2008 and applied prospectively. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))”. SFAS No. 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans. Specifically, SFAS No. 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded net of tax as a component of other comprehensive income in stockholders’ equity. SFAS No. 158 will be effective for the Company as of January 31, 2007, and applied prospectively. Using information as of the Company’s last measurement date, January 31, 2006, the Company would have recorded an additional liability of $14 million and an after-tax decrease of approximately $10 million in other comprehensive income in stockholders’ equity. These amounts may change when the Company adopts SFAS No. 158 on January 31, 2007, as a result of changes in the plan assets and updated actuarial information since the Company’s last measurement date.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company in the fourth quarter of fiscal 2007. The Company is currently evaluating the effect, if any, that the adoption of SAB No. 108 will have on its consolidated financial statements and results of operations.

Note 2—Business Segment Information:

Prior to the initial public offering, the Company measured operating performance based on segment operating income which was defined as operating income before income taxes less losses on impaired intangible assets and goodwill, less gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. Following the initial public offering, the Company converted its measure of operating performance from segment operating income as defined to operating income. The differences between the former measure (segment operating income) and operating income were not material for the periods presented.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

During the nine months ended October 31, 2006, certain work previously performed by the Company’s Government segment was reassigned to the Commercial segment, and during the three and nine months ended October 31, 2006, amounts related to the deferral of revenues and costs for work performed on contracts prior to contract execution, referred to as pre-contract costs, were reassigned to the Government segment instead of being reflected in the Corporate and Other segment as historically presented to more appropriately present revenues within the segment in which they are earned.

The following summarizes interim business segment information with prior year amounts reclassified for consistency with the current year’s presentation:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Revenues:
Government	$1,998	$1,878	$5,712	$5,404
Commercial	144	146	435	411
Corporate and Other	—	—	—	—

Total revenues	$2,142	$2,024	$6,147	$5,815

Operating income (loss):
Government	$142	$113	$431	$369
Commercial	11	15	42	26
Corporate and Other	(9)	(22)	(32)	(36)

Total operating income	$144	$106	$441	$359

As described in more detail in Note 2 of the notes to consolidated financial statements in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, certain corporate expenses are reflected in Government and Commercial operating income based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment. In certain circumstances, for management purposes as determined by the chief operating decision maker, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment.

Note 3—Stock-Based Compensation:

Change in Accounting Principle. The Company adopted SFAS No. 123(R), “Share-Based Payment,” on February 1, 2006. This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the fair value of the 15% discount on employee stock purchases made under its Employee Stock Purchase Plan (ESPP).

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in net income for stock options granted to employees, as all stock options had an exercise price equal to the fair value of the underlying stock on the date of grant. Additionally, no compensation expense was recognized for the ESPP because it was a non-compensatory plan. Compensation expense was recognized for grants of vesting and vested stock awards based on the fair value of the underlying stock on the date of grant, with vesting stock expense recognized on a straight-line basis over the period in which the awards were earned. The Company accounted for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date the Company made its initial filing with the SEC for the initial public offering as described in Note 1, and the prospective transition method for stock-based awards granted prior to September 1, 2005. The difference in accounting treatment between options granted prior to and after September 1, 2005 is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. Under these transition methods, compensation cost associated with stock options during the three and nine months ended October 31, 2006, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, there is no compensation expense resulting from options granted to employees and directors prior to September 1, 2005 unless a modification is made to those options other than a modification in conjunction with an equity restructuring to equalize the fair value of the options immediately before and after an equity restructuring. In connection with the reorganization merger as described in Note 1, a modification was made to outstanding stock options in order to equalize the fair value, which consequently did not result in any incremental fair value or compensation expense.

Compensation expense recorded for stock options and vesting stock granted subsequent to September 1, 2005, includes an estimated forfeiture rate. For vesting stock granted prior to September 1, 2005, the Company accounted for the effects of forfeitures of vesting stock as the forfeitures occurred until the completion of the initial public offering and reorganization merger. In connection with the reorganization merger, which constituted a modification in connection with an equity restructuring, the Company recorded a cumulative effect adjustment during the three months ended October 31, 2006, which reduced stock-based compensation by $12 million, to apply a forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on certain of those awards granted to special retirement eligible persons. As a result, all future stock-based compensation expense on vesting stock and stock options will include an estimated forfeiture rate. Additionally, the Company reclassified all remaining unearned compensation at the time of modification to additional paid-in capital.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation Expense. Total stock-based compensation expense was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Stock-based compensation expense:
Stock options	$6	$—	$17	$—
Vesting stock awards	(2)	15	16	30
Vested stock awards	1	1	2	1
15% ESPP discount	2	—	8	—

Total consolidated stock-based compensation expense	$7	$16	$43	$31

These amounts do not include amounts accrued under the 1984 Bonus Compensation Plan and accrued contributions to retirement plans (see further discussion of stock awards below) during the three and nine months ended October 31, 2006 and 2005 as the amounts to be settled through the issuance of vested stock are not known until the bonus is awarded or contribution is made in a subsequent period. The Company issued $54 million and $71 million in vested stock during the nine months ended October 31, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan liabilities.

As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation excluding the one time effects of the reorganization merger and the special dividend by the following amounts:

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
	(In millions, except per share amounts)
Income from continuing operations before income taxes	$8	$25
Income from continuing operations	6	19
Net income	6	19

Basic earnings per share	$0.02	$0.06

Diluted earnings per share	$0.02	$0.05

The tax benefits related to stock-based compensation were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Tax benefits recognized from stock-based compensation	$2	$6	$14	$12
Tax benefits realized from exercise of stock options	6	7	28	39

The tax benefits realized from stock awards were recorded as additional paid-in capital and shown as cash flows from operating activities in the accompanying statements of cash flows as the tax benefits related to awards

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

granted prior to September 1, 2005, and the tax benefits were realized prior to the reorganization merger. All excess tax benefits realized from the exercise of stock awards after the reorganization merger will be presented as cash inflows from financing activities.

Stock Options. On September 27, 2006, the stockholders of Science Applications International Corporation approved the 2006 Equity Incentive Plan of SAIC, Inc. After the effective date, which was the date of the reorganization merger, stock awards will be issued under the 2006 Equity Incentive Plan and no additional stock awards will be issued under the 1999 Stock Incentive Plan. The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, deferred stock awards, phantom stock awards, cash awards, performance awards, and other similar types of stock awards. Options may be granted with exercise prices no less than 85% of fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. As of October 31, 2006, 75 million shares were authorized and reserved for issuance under the 2006 Equity Incentive Plan. All of the options outstanding at October 31, 2006 were granted under the 1999 Stock Incentive Plan with vesting terms of four years. Options granted under the 1999 Stock Incentive Plan were granted with exercise prices equal to the fair value of Science Applications International Corporation’s Class A common stock on the date of grant and had terms of five years. Options granted under the 1999 Stock Incentive Plan generally become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time the awards are expected to be outstanding. As the Company’s common stock was not publicly-traded until the initial public offering on October 13, 2006 as described in Note 1, the Company estimates expected volatility based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected term. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data to estimate forfeitures. The Company uses the market price of its common stock for purposes of determining the fair value of stock options granted, including options to purchase shares of preferred stock.

The fair value of options granted during the three and nine months ended October 31, 2006 was determined using the following weighted average assumptions:

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Expected term (in years)	3.9	3.9
Expected volatility	34.2%	33.4%
Risk-free interest rate	4.7%	4.7%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the three and nine months ended October 31, 2006 was $5.24 and $4.81, respectively.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock option activity under the 1999 Stock Incentive Plan for the nine months ended October 31, 2006 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(In millions)		(In years)	(In millions)
Outstanding at February 1, 2006	55.1	$17.13	2.5	$266
Options granted	9.5	22.07
Options forfeited or expired	(3.7)	16.93
Options exercised	(8.2)	15.86		57
Special dividend adjustment	26.4	(6.07)

Outstanding at October 31, 2006	79.1	12.14	2.5	621

Vested and expected to vest in the future as of October 31, 2006	73.4	12.00	2.4	587

Available for grant under the 2006 Equity Incentive Plan at October 31, 2006	75.0

During the three months ended October 31, 2006, the stock options outstanding as of the special dividend record date were adjusted to maintain their pre-dividend fair value as required by the terms of the 1999 Stock Incentive Plan. This resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding. Stock-based compensation was not affected by this adjustment as the fair value of these options were the same before and after the modification. During the nine months ended October 31, 2006, the Company received cash from exercises of stock options of $28 million and stock exchanged at fair value upon exercise of stock options of $103 million. The aggregate intrinsic value for options exercisable at October 31, 2006 was $288 million.

A summary of the options outstanding as of October 31, 2006 was as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(In millions)		(In years)	(In millions)		(In years)
$9.44 to $9.67	17.0	$9.55	1.3	9.9	$9.56	1.3
$10.17 to $10.98	15.3	10.85	0.8	13.2	10.91	0.6
$11.02 to $12.71	15.4	12.18	2.4	6.0	12.09	2.2
$13.52 to $13.93	14.0	13.53	3.4	2.6	13.53	3.4
$14.09 to $15.76	17.4	14.65	4.3	0.1	14.14	3.6

	79.1	12.14	2.5	31.8	10.94	1.4

As of October 31, 2006, there was $50 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the 1999 Stock Incentive Plan which is expected to be recognized over a weighted-average period of 3.1 years. Compensation expense is measured at the grant date and generally recorded over the vesting period of four years.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Awards. The stockholders of Science Applications International Corporation approved the 2006 Equity Incentive Plan on September 27, 2006. After the effective date, which was the date of the reorganization merger, stock awards will be issued under the 2006 Equity Incentive Plan and no additional stock awards will be issued under the 1984 Bonus Compensation Plan (BCP). The BCP provided for bonuses to reward outstanding performance in the form of cash, vested shares or vesting shares of the Company’s stock. Awards of vesting shares of the Company’s stock under the BCP vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. Bonus awards under the BCP become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement. As of October 31, 2006, there were no stock awards granted under the 2006 Equity Incentive Plan.

The fair value of the Company’s stock awards granted under the BCP was determined based on the fair value of the Science Applications International Corporation Class A common stock on the grant date. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years.

Vesting stock award activity under the BCP for the nine months ended October 31, 2006 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(In millions)
Unvested at February 1, 2006	4.8	$18.11
Awards granted	2.1	22.18
Awards forfeited	(0.3)	18.78
Awards vested	(1.4)	17.44

Unvested at October 31, 2006	5.2	19.89

As of October 31, 2006, there was $62 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the BCP which is expected to be recognized over a weighted average period of 2.6 years. The fair value of vesting stock awards that vested under the BCP during the nine months ended October 31, 2006 was $30 million.

Stock Compensation Plans. The Company has a Stock Compensation Plan and Management Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the benefit of the plans’ participants. The fair value of stock awards granted under the Stock Compensation Plans, which are vesting stock awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant.

For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. In 2006, the board of directors amended the vesting period for new awards granted under the Stock Compensation Plans. New awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company as defined by the plans, participant accounts will become fully vested and shares of Company stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Vesting stock award activity under the Stock Compensation Plans for the nine months ended October 31, 2006 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(In millions)
Unvested at February 1, 2006	2.8	$15.50
Awards granted	0.4	21.96
Awards forfeited	(0.2)	16.11
Awards vested	(0.5)	13.18

Unvested at October 31, 2006	2.5	16.90

As of October 31, 2006, there was $18 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted average period of 3.7 years. The fair value of vesting stock awards that vested under the Stock Compensation Plans during the nine months ended October 31, 2006 was $12 million.

ESPP. On September 27, 2006, the stockholders of Science Applications International Corporation approved the 2006 ESPP. After the effective date, which is when the first offering period commenced, employee purchases of stock will be made through the 2006 ESPP and no additional stock will be purchased under the 2004 ESPP. The 2006 ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of 15% of fair value on the date of purchase. As of October 31, 2006, 9 million shares were authorized and reserved for issuance under the 2006 ESPP.

Note 4—Acquisitions:

During the nine months ended October 31, 2006, the Company completed six acquisitions in its Government segment for an aggregate purchase price of $151 million, which consisted of $147 million paid in cash and accrued acquisition payments of $4 million. The preliminary purchase price allocations resulted in identifiable intangible assets of $25 million and goodwill of $115 million, of which $24 million is tax deductible. The Company will recognize amortization expense for intangible assets acquired during the nine months ended October 31, 2006 over estimated useful lives between 3 and 5 years. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received. There were no goodwill impairment losses during the three and nine months ended October 31, 2006 and 2005.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5—Intangible Assets:

Intangible assets consisted of the following:

	October 31, 2006			January 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(In millions)
Amortizable intangible assets:
Customer contracts	$53	$27	$26	$48	$24	$24
Non-compete agreements	27	21	6	25	20	5
Software and technology	39	10	29	33	5	28
Other	11	5	6	6	2	4

Total amortizable intangible assets	130	63	67	112	51	61
Non-amortizable intangible assets:
Tradenames	2	—	2	2	—	2

Total intangible assets	$132	$63	$69	$114	$51	$63

Amortizable intangible assets with a gross carrying value of $7 million became fully amortized at January 31, 2006 and, therefore, are no longer reflected in the gross carrying value after that date. Amortization expense related to amortizable intangible assets was $7 million and $19 million for the three and nine months ended October 31, 2006, respectively, and $7 million and $18 million for the three and nine months ended October 31, 2005, respectively.

Based on the intangible assets as of October 31, 2006, the estimated annual amortization expense related to amortizable intangible assets, including the preliminary allocation of purchase price and related intangible amortization of acquisitions made during the nine months ended October 31, 2006, is as follows (in millions):

Fiscal Year Ending January 31,
2007 (remainder of the year)	$8
2008	20
2009	17
2010	11
2011	4
Thereafter	7

$67

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors.

There were no intangible asset impairment losses during the three and nine months ended October 31, 2006 and 2005.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6—Revolving Credit Facility:

On June 6, 2006, the Company’s wholly-owned subsidiary, Science Applications International Corporation, terminated its two revolving credit facilities totaling $750 million and entered into a new five-year credit facility (new credit facility) to provide for borrowings of up to $750 million through 2011. Borrowings under the new credit facility are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. The Company pays a facility fee on the total commitment amount and an additional fee if borrowings exceed 50% of the total commitment amount, which fees may vary depending upon the Company’s credit ratings. There were no borrowings outstanding under the new credit facility as of October 31, 2006.

The new credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the new credit facility require that, for a period of four fiscal quarters beginning with the fiscal year ended January 31, 2006, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 and a ratio of EBITDA to interest expense of greater than 3.5 to 1.0. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The new credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of its representations and warranties. The Company was in compliance with these financial covenants as of October 31, 2006.

As of October 31, 2006, $657 million of the new credit facility was available, reduced by $93 million of standby letters of credit issued in connection with the Company’s contract with the Greek government which were transitioned to the new credit facility from the previous revolving credit facilities. The terms of these standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. The Company is in dispute with the customer on this contract as described in Note 10.

SAIC, Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation under the new credit facility (see Note 12).

Note 7—Accumulated Other Comprehensive Loss and Other Comprehensive Income:

The components of accumulated other comprehensive loss is as follows:

	October 31, 2006	January 31, 2006
	(In millions)
Unrealized net loss on derivative instruments	$(9)	$(11)
Minimum pension liability adjustments	(21)	(20)
Foreign currency translation adjustments	—	(1)

	$(30)	$(32)

Of the unrealized loss on derivative instruments as of October 31, 2006, $2 million is expected to be recognized as expense within the next 12 months.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Other comprehensive income consisted of the following:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Net income	$98	$91	$307	$773
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	—	(1)	—	1
Minimum pension liability adjustments	—	—	(1)	3
Foreign currency translation adjustments	1	1	1	(1)
Unrealized loss on derivative instruments	1	—	2	1

Total comprehensive income	$100	$91	$309	$777

Note 8—Earnings per Share (EPS):

The following EPS information reflects the exchange of shares in the reorganization merger as described in Note 1. Shares of common stock contain the same economic rights as shares of Class A preferred stock. However, holders of Class A preferred stock are entitled to 10 votes per share while holders of the common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method and therefore the two-class method is not shown in the accompanying condensed consolidated financial statements. A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Basic weighted average shares	336	346	334	350
Add: Dilutive common share equivalents
Stock options	8	8	8	8
Unvested stock awards	3	4	3	4

Diluted weighted average shares	347	358	345	362

Included in the number of shares of Class A preferred stock issued and outstanding as of October 31, 2006 were 7.74 million shares that were unvested. These unvested shares are excluded from the calculation of basic EPS and included in the calculation of diluted EPS under the treasury stock method. Options to purchase 16.55 million shares of stock at prices between $14.46 and $15.76 per share were excluded from the calculation of dilutive common share equivalents during the three and nine months ended October 31, 2006 because the effect would have been antidilutive under application of the treasury stock method. Such options expire between November 2010 and September 2011. Options to purchase 384,000 shares of stock at $21.14 per share were excluded from the calculation of dilutive common share equivalents during the three and nine months ended October 31, 2005 because their effect would have been antidilutive under application of the treasury stock method.

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and nine months ended October 31, 2006 and 2005.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 9—Other Income, Net:

The components of other income, net were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Net gain (loss) on marketable securities and other investments, including impairment losses	$1	$(1)	$1	$(6)
Equity interest in earnings (losses) of unconsolidated affiliates	(1)	6	2	7
Other	1	1	1	2

Total other income, net	$1	$6	$4	$3

Note 10—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court and Telcordia appealed this decision to the South African Supreme Court. In November 2006, the South African Supreme Court set aside the trial court decision, thereby reinstating the original arbitration decision of September 27, 2002, and awarded Telcordia its attorney fees in the South African trial court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa related to the South African Supreme Court judgment.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed the ruling of United States District Court (New Jersey) to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision. Telkom South Africa recently filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision.

On March 15, 2005, the Company sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. (Note 11). Pursuant to the definitive stock purchase agreement relating to the sale, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2006 and January 31, 2006.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on the Greek contract has been and is expected to be performed by subcontractors to the Company. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, the Company has received advance payments totaling approximately $147 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $107 million. Under the terms of the Greek contract, the Company’s obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, the Company entered into an agreement (the Memorandum) with the Customer, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery and acceptance of the System had not been completed by the scheduled date; (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties; (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004; (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible; and (5) the Company would receive a milestone payment of approximately $23 million immediately upon the execution of the contract modification.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, the Company engaged in negotiations

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

with the Customer concerning a modification to the Greek contract to resolve the disputes. On April 28, 2005, the Customer formally notified the Company that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the Greek contract and the Memorandum between the parties, the Company submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. After a series of conflicting communications between the Company and the Customer, on December 13, 2005, the Customer delivered a letter to the Company indicating that its proposal based on the alternative CDSS approach was deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals and such negotiations are continuing. A contract modification has not yet been executed and would be required in order for the Company to implement the proposals and achieve Customer acceptance of the System. If such modification is executed, the Company anticipates that it would include revised testing and acceptance procedures. Until such acceptance occurs, the Customer has advised the Company that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

Subcontracts. The Company has subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for the Company to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, the Company would need to negotiate and execute modifications, including price, to the subcontracts with its subcontractors. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if the Company receives payment from the Customer related to the subcontractors’ work. If it is determined the Company breached its obligations to any of its subcontractors, the Company may incur additional losses. The Company and its principal subcontractor disagree as to whether the principal subcontractor fully performed its obligations under the subcontract.

Under the terms of the Greek contract, the Company is not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. The Company and its subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. However, there have been several communications from the Company’s principal subcontractor and a second tier subcontractor in which they have indicated that they will not continue to provide such services without compensation and have threatened to terminate these services. For example, the second tier subcontractor most recently indicated that it would terminate such services on August 1, 2006, but subsequently indicated that it would continue to provide the services. To date, there has been no interruption of these services but the Company’s principal subcontractor and the second tier subcontractor could cease providing such services at any time.

Recent press accounts have alleged that the Company’s principal subcontractor made improper payments in connection with certain international contracts, including the Greek contract, and that government authorities have commenced investigations. These matters may delay or preclude the Company from entering into a contract modification with the Customer or a subcontract modification with the principal subcontractor.

Legality of the Greek Contract. In March 2005, the Customer notified the Company that an issue had been raised concerning the legality of the Greek contract by a Greek government auditor. In August 2005, the Company learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the Greek contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the Greek contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the Greek contract, the impact of the decision on the legality of the Greek contract and the Customer’s ability to make future payments is not clear. The Customer has indicated that it will seek the Greek Audit Court’s approval of any modification to the Greek contract.

Arbitration Proceedings. Although the Company has been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, the Company instituted arbitration proceedings on April 21, 2006 before the ICC against the Customer to pursue its rights and remedies provided for in the Greek contract and the Memorandum and under Greek law. The arbitration complaint filed by the Company: (1) seeks an order that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the Greek contract as a result of the illegality issue described above, and (4) if the Greek contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. The Company is seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to the Company’s arbitration complaint on July 29, 2006 generally denying the Company’s claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Disputes have arisen in the arbitrator selection process and the arbitration can not proceed until the entire arbitration panel has been confirmed. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that the Company will prevail in the arbitration.

In the event the Company does not prevail in the arbitration or is unable to resolve the various disputes under the Greek contract, the Company could incur additional losses. If the Customer asserts claims against the Company in the arbitration and it is determined that the Company has breached the Greek contract and, as a result, owes the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid of $147 million under the Greek contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) possible forfeiture of good performance bonds in the amount of $33 million.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of October 31, 2006. The Company recorded $2 million of losses relating to foreign currency translation during the nine months ended October 31, 2006 and $61 million and $77 million of contract losses during the three and nine months ended October 31, 2005, respectively. These losses reflect the Company’s estimated total cost to complete the System once an acceptable contract modification has been executed, including the estimated results of negotiations on reductions in price for remaining omissions and deviations from the original Greek contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, the Company’s accounting treatment assumes the Greek contract value is limited to the cash received to date. Although the Company expects to pursue remaining amounts owed under the terms of the Greek contract, this reduction in total estimated revenues to be realized

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

under the Greek contract increased the total loss by $32 million during the three months ended October 31, 2005, which is included in the loss amounts described above. Through October 31, 2006, the Company has recognized revenues of $120 million, which represent a portion of the $147 million cash received to date based upon the percentage-of-completion method of revenue recognition.

As of October 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $51 million. This estimated cost is included in the $123 million of Greek contract losses recorded as of October 31, 2006. Management has used its judgment in evaluating the various uncertainties and assumptions necessary to estimate the total loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the Greek contract (including the terms and pricing), execution of a modification of the subcontract with the Company’s principal subcontractor (including the terms and pricing), completion of the System and Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur approximately 18 months following when a modification to the Greek contract is obtained. The Company’s recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms if these amounts are not paid by the Customer.

The Company has $14 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and would increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $244 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($159 million) and performance bonds ($33 million) may be called by the Customer submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under the Greek contract. The letters of credit supporting the offset bonds ($52 million) may be called by the Customer submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under a separate offset contract requiring the Company, among other things, to use Greek subcontractors on the Greek contract. The Company believes that, under Greek law, any amounts obtained by the Customer through such a calling of these letters of credit may properly be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to the Company. The Company does not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, the Company may have the right to call some or all of the $102 million in bonds provided by its subcontractors in connection with their work under the Greek contract.

While the Company is still pursuing the execution of acceptable contract modifications with each of the Customer and the principal subcontractor, based upon its inability to obtain a modification with the Customer for more than two years, the Company believes it is most likely that the resolution of the issues surrounding the Greek contract will be determined in arbitration under the proceedings described above or through a negotiated settlement with the Customer. Based on management’s evaluation of the possible arbitration outcome, the Company does not believe it is probable that the outcome of arbitration will result in a loss that is more than what

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the Company has recorded on this contract to date and accordingly, no additional loss (other than foreign currency translation) has been recorded. Due to the complex nature of the issues surrounding the Greek contract, resolution is uncertain and will depend upon future negotiations with the customer or the outcome of arbitration proceedings. Successful imposition of damages or claims by the Customer or subcontractors against the Company, the calling of the Company’s bonds, additional contract costs required to fulfill the Company’s obligations, or additional revenue reductions arising from the negotiation of the contract modification could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by the Company in repayment of a $1 million loan receivable owed by DS&S. As of October 31, 2006, the Company has deferred any gain on this sale pending resolution of the on-going investigation and any resulting litigation.

INTESA Joint Venture

INTESA, a Venezuelan joint venture the Company formed in 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. The Company had previously consolidated its 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. The Company guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, the Company’s maximum potential liability to PDVSA under the guarantee in any calendar year, based on the Company’s guarantee of their ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, the Company’s wholly-owned subsidiary and the entity that held the Company’s interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and the Company’s understanding of applicable laws and facts, the Company believes that its exposure to any possible losses related to these employment claims is either remote, or if reasonably possible, not material.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in 2003 alleging unspecified sabotage by INTESA employees. The Company believes this investigation is inactive. In connection with the Company’s expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in 2004 for approximately $30 million for alleged non-payment of VAT taxes in 1998.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable and no amounts have been accrued; however, adverse resolutions could materially harm the Company’s business and could have a material adverse affect on its consolidated financial position, results of operations and cash flows.

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (Danet GbR), a German partnership, accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to the limited market formerly maintained by the Company. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby the Company gains control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If the Company gains control over Danet GbR, all Danet GbR investors have the right to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. If Danet GbR investors put their shares to the Company, the Company may pay the put price in shares of its common stock or cash. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. During the nine months ended October 31, 2006, the Company paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company was $6 million as of October 31, 2006. If the Company were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, the Company would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential obligation it could be required to make under the guarantee as of October 31, 2006 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company, that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of October 31, 2006, the fair value of the guarantee is not material to the Company.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Other

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. It is possible that such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, is expected to have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company also has and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 11, the Company sold its Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions the Company has taken. The Company has recorded liabilities for tax contingencies for open years based upon its best estimate of the taxes ultimately expected to be paid. As of October 31, 2006, the income taxes payable balance included $51 million of tax expense accruals that have been recorded for tax contingencies. The Company’s accruals for tax contingencies have decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002, 2003 and 2004, including $7 million of which was recognized as an income tax benefit during the nine months ended October 31, 2006. The Company is currently undergoing several routine IRS and other tax jurisdiction examinations. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals, or that there will not be accruals in excess of the final amounts agreed to by the tax authorities.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 11—Discontinued Operations:

The operating results of ANX and Telcordia have been classified as discontinued operations for all periods presented. The operating results were as follows:

	Nine Months Ended October 31
	2006	2005
	(In millions)
Revenues	$14	$100
Costs and expenses
Cost of revenues	5	62
Selling, general and administrative expenses	3	30

Income before income taxes	$6	$8

ANX

On October 27, 2006, the Company completed the sale of ANX, a majority-owned subsidiary. The initial proceeds of $27 million are subject to a working capital adjustment and other adjustments as agreed upon between the purchaser and the Company. The Company recorded a preliminary gain on sale before income taxes of $19 million during the three months ended October 31, 2006.

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia for $1.35 billion. The sales price continues to be subject to adjustment for the settlement of certain litigation and tax contingencies as described below. The Company recorded a gain on sale before income taxes of $869 million during the nine months ended October 31, 2005. An income tax benefit of $13 million was recorded for the nine months ended October 31, 2006, which reflected a favorable resolution of certain tax contingencies related to Telcordia operations prior to the sale.

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 10. In addition to customary indemnifications to the buyer, the Company has indemnified the buyer for all income tax obligations on and through the date of close and for any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payments or contingent purchase price proceeds as well as changes in estimates for these items, if any, will continue to be reflected as discontinued operations in the period in which they arise.

Note 12—Supplemental Guarantor Information:

In connection with the initial public offering as described in Note 1, Science Applications International Corporation completed a reorganization merger in which it became a wholly-owned operating subsidiary of SAIC, Inc. SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of Science Applications

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

International Corporation (Subsidiary Issuer) under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes.

The Parent maintains cash and investment balances and issues stock, including stock-based compensation awards, to employees of the Subsidiary Issuer. The Subsidiary Issuer is the operating subsidiary of the Parent.

As permitted by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

The following tables present condensed consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The condensed consolidating statements of income for the three and nine months ended October 31, 2005, the balance sheet as of January 31, 2006 and the statement of cash flows for the nine months ended October 31, 2005 are not presented herein as such financial statements are those of Science Applications International Corporation, which was the sole guarantor of the debt described above during such periods.

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(In millions)
Revenues	$—	$2,142	$—	$2,142
Costs and expenses:
Cost of revenues	—	1,862	—	1,862
Selling, general and administrative expenses	—	136	—	136

Operating income	—	144	—	144
Non-operating income (expense):
Interest income	2	33	—	35
Interest expense	—	(22)	—	(22)
Equity in net income of affiliates	26	—	(26)	—
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other income, net	—	1	—	1

Income from continuing operations before income taxes	28	153	(26)	155
Provision for income taxes	1	64	—	65

Income from continuing operations	27	89	(26)	90
Discontinued operations:
Income from discontinued operations before income taxes	—	21	—	21
Provision for income taxes	—	13	—	13

Income from discontinued operations	—	8	—	8

Net income	$27	$97	$(26)	$98

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Nine Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(In millions)
Revenues	$—	$6,147	$—	$6,147
Costs and expenses:
Cost of revenues	—	5,310	—	5,310
Selling, general and administrative expenses	—	396	—	396

Operating income	—	441	—	441
Non-operating income (expense):
Interest income	2	95	—	97
Interest expense	—	(68)	—	(68)
Equity in net income of affiliates	26	—	(26)	—
Minority interest in income of consolidated subsidiaries	—	(9)	—	(9)
Other income, net	—	4	—	4

Income from continuing operations before income taxes	28	463	(26)	465
Provision for income taxes	1	180	—	181

Income from continuing operations	27	283	(26)	284
Discontinued operations:
Income from discontinued operations before income taxes	—	24	—	24
Provision for income taxes	—	1	—	1

Income from discontinued operations	—	23	—	23

Net income	$27	$306	$(26)	$307

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

	October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,184	$2,452	$—	$3,636
Receivables, net	—	1,562	—	1,562
Inventory, prepaid expenses and other current assets	4	147	—	151

Total current assets	1,188	4,161	—	5,349
Property, plant and equipment, net	—	381	—	381
Intangible assets, net	—	69	—	69
Goodwill	—	774	—	774
Deferred income taxes	—	38	—	38
Other assets	258	112	(258)	112

	$1,446	$5,535	$(258)	$6,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$940	$—	$946
Accrued payroll and employee benefits	—	488	—	488
Dividend payable		2,452		2,452
Income taxes payable	—	18	—	18
Notes payable and current portion of long-term debt	—	22	—	22

Total current liabilities	6	3,920	—	3,926
Long-term debt, net of current portion	—	1,193	—	1,193
Other long-term liabilities	—	109	—	109
Minority interest in consolidated subsidiaries	—	55	—	55
Total stockholders’ equity	1,440	258	(258)	1,440

	$1,446	$5,535	$(258)	$6,723

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(In millions)
Cash flows provided by continuing operating activities	$—	$505	$—	$505
Cash flows provided by investing activities	—	1,461	—	1,461
Cash flows provided by (used in) financing activities	1,184	(569)	—	615

Increase in cash and cash equivalents from continuing operations	1,184	1,397	—	2,581

Cash flows provided by discontinued operations:	—	45	—	45

Cash and cash equivalents at beginning of period	—	1,010	—	1,010

Cash and cash equivalents at end of period	$1,184	$2,452	$—	$3,636

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth under “Risk Factors” in this report. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2006 as “fiscal 2006.” We are currently in fiscal 2007.

Overview

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc. Pursuant to the merger, the shares of common stock of Science Applications International Corporation were exchanged for shares of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed a public offering of its common stock. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to customers in selected commercial markets. Demand for our services is driven by priorities such as the ongoing war on terrorism and the transformation of the U.S. military.

Reorganization Merger

Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc. The number and exercise price of stock options outstanding were adjusted for this exchange. The shares of Class A preferred stock were allocated among four series, which are identical except for restrictions on transferability and conversion. When shares of Class A preferred stock become transferable and are sold or transferred to other than a permitted transferee (as defined in the certificate of incorporation of SAIC, Inc.), the shares convert into common stock on a one-for-one basis.

Initial Public Offering

In October 2006, SAIC, Inc. completed the public offering of 86.25 million shares of its common stock. The public offering was priced at $15 per share and resulted in net proceeds of $1.244 billion, after deducting underwriting commissions and discounts and other offering-related costs. The common stock began trading on the New York Stock Exchange under the ticker symbol “SAI” on October 13, 2006. Although shares of common stock contain the same economic rights as shares of Class A preferred stock, holders of Class A preferred stock are entitled to 10 votes per share while holders of the common stock are entitled to one vote per share.

SAIC, INC.

Special Dividend

Prior to the reorganization merger and the initial public offering, the board of directors of Science Applications International Corporation declared a special dividend of $15 per share of Class A common stock and $300 per share of Class B common stock to holders of record as of October 12, 2006. The special dividend of $2.45 billion was paid in November 2006.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through the Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 93% of our total consolidated revenues for the three and nine months ended October 31, 2006 and 2005. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

Following the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending had a favorable impact on our business through fiscal 2005. Our results have also been favorably impacted by increased outsourcing of information technology (IT) and other technical services by the U.S. Government. However, these favorable trends have slowed in fiscal 2006 and 2007, in part, as a result of the diversion of funding toward the war efforts in Iraq and Afghanistan. Future levels of spending and authorizations may decrease, remain constant or shift to areas where we do not currently provide services. Additionally, changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors.

Competition for contracts with the U.S. Government is intense. In addition, in recent years, the U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite delivery / indefinite quantity (IDIQ), government-wide acquisition contract (GWAC), and U.S. General Services Administration (GSA) award contract vehicles. This trend has served to increase competition for U.S. Government contracts and increase pressure on the prices we charge for our services.

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, which currently include IT services for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues for the three and nine months ended October 31, 2006 and 2005. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third-party contractors.

SAIC, INC.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our broker-dealer subsidiary, Bull, Inc., our internal real estate management subsidiary, Campus Point Realty Corporation, and various corporate activities, including the elimination of intersegment revenues and costs. Effective with the initial public offering, the operations of Bull, Inc. ceased. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. However, for internal management reporting purposes, we record certain revenue and expense items incurred by the Government and Commercial segments in the Corporate and Other segment in certain circumstances as determined by our chief operating decision-maker (currently our Chief Executive Officer).

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed price level-of-effort, (4) firm fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of our other direct costs. Fixed price level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we can generate more or less than the planned amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the periods noted:

	Nine Months Ended October 31
	2006	2005
Cost-reimbursement	48%	47%
T&M and fixed price level-of-effort	36	36
FFP and target cost and fee with risk sharing	16	17

Total	100%	100%

We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials used on a project and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area. If M&S revenues grow at a faster rate than our labor-related revenues, our overall profit margin percentage could be impacted negatively because our M&S revenues generally have lower margins than our labor-related revenues.

SAIC, INC.

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Labor-related	64%	62%	65%	63%
M&S	36	38	35	37

Total	100%	100%	100%	100%

The decrease in M&S revenues as a percentage of total consolidated revenues during the three and nine months ended October 31, 2006 as compared with the same periods of the prior year is primarily due to the completion of certain systems engineering and integration contracts in the Government segment that were delivered and integrated in prior periods and a decrease in revenues in our logistics and product support business area primarily caused by the loss on recompete of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events.

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including IDIQ, GWAC and GSA Schedule, does not determine revenue recognition.

Bookings and Backlog. During the three and nine months ended October 31, 2006, we booked new business worth up to $2.152 billion and $6.676 billion, respectively, assuming all contract options are exercised. Bookings generally represent the net receipt of funded and unfunded contract awards during the period. We calculate bookings as current period ending backlog less prior period ending backlog plus current period revenues.

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. When a definitive contract or contract amendment is executed and funding has been appropriated or otherwise authorized, funded backlog is increased by the difference between the funded dollar value of the contract or contract amendment and the revenues recognized to date. Negotiated unfunded backlog represents estimated amounts from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC or GSA Schedule contract vehicles.

SAIC, INC.

In connection with our review of backlog at October 31, 2006, previously reported negotiated backlog as of January 31, 2006 was adjusted downward by $1.2 billion to (i) eliminate anticipated revenue from future task orders under certain IDIQ contract vehicles that were included in backlog (our definition of backlog excludes estimates of future potential task orders under IDIQ contract vehicles) and (ii) exclude amounts that we estimate we will not receive during the term of the particular unfunded contracts. The approximate value of our total consolidated negotiated backlog as of the dates noted is as follows:

	October 31, 2006	January 31, 2006
	(in millions)
Government segment:
Funded backlog	3,366	3,179
Negotiated unfunded backlog	10,260	10,187

Total negotiated backlog	$13,626	$13,366

Commercial segment:
Funded backlog	666	489
Negotiated unfunded backlog	97	5

Total negotiated backlog	$763	$494

Total consolidated:
Funded backlog	$4,032	$3,668
Negotiated unfunded backlog	10,357	10,192

Total negotiated backlog	$14,389	$13,860

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. In addition, certain contracts and purchase orders in the Commercial segment include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits and direct expenses incurred to complete contracts and task orders. Cost of revenues also includes subcontract work, consultant fees, materials and overhead. Overhead consists of indirect costs relating to operations, rent/facilities, administration, certain depreciation and management information systems expenses, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain management information systems expenses. SG&A also includes bid-and-proposal and independent research and development expenses.

Factors Affecting Our Results of Operations

Greek Contract. Our contract with the Hellenic Republic of Greece, or the Greek government (the Customer) as described in “Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government” has adversely impacted and may continue to adversely impact our results of operations. We have recorded $123 million in contract losses since the inception of this contract, including $2 million relating to foreign currency translation during the nine months ended October 31, 2006 and $61 million and $77 million for the three and nine months ended October 31, 2005, respectively.

SAIC, INC.

Acquisitions. We acquire businesses in our key markets when opportunities arise. We completed six acquisitions during the nine months ended October 31, 2006, including Applied Ordinance Technology, Varec, Inc., bd Systems, Inc., Cornerstone, GeoViz and GSTI, for a total purchase price of $151 million. During the nine months ended October 31, 2005, we completed four acquisitions for a total purchase price of $233 million. We expect the use of cash and stock to acquire businesses will increase in the future.

Dispositions. As part of our ongoing strategic planning, we have exited, and may in the future exit, certain businesses from time to time. We sold a majority owned subsidiary, ANXeBusiness Corp. (ANX), and recognized a gain before income taxes of $19 million during the three months ended October 31, 2006. We sold Telcordia Technologies, Inc. (Telcordia) and recognized a gain before income taxes of $869 million during the nine months ended October 31, 2005. These transactions are reflected as discontinued operations for all periods presented. In March 2006, we sold our 50% interest in our DS&S joint venture for $9 million. We have deferred recognition of any gain on the sale of DS&S pending resolution of certain matters as described in “Commitments and Contingencies—DS&S Joint Venture.”

Initial Public Offering, Reorganization Merger, and Special Dividend. The initial public offering, reorganization merger and special dividend impacted our results of operations during the three months ended October 31, 2006. As described below under “Stock-Based Compensation”, the initial public offering and reorganization merger constituted a modification in connection with an equity restructuring, resulting in a $12 million reduction in stock-based compensation expense attributable to vesting stock granted prior to September 1, 2005. In addition, the declaration of the $2.45 billion special dividend to holders of record of Science Applications International Corporation common stock as of October 12, 2006, gave rise to $9 million of pre-tax expense, representing the portion of the special dividend paid on unvested shares which are expected to be forfeited in future periods.

Stock-Based Compensation. We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This Statement requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our employee stock purchase plan (ESPP). SFAS No. 123(R) also requires that cash flows resulting from tax benefits realized from stock option exercises or stock vesting events in excess of tax benefits recognized from stock-based compensation expenses be classified as financing cash flows instead of operating cash flows for awards subject to 123(R). The tax benefits realized from stock awards during the three and nine months ended October 31, 2006 were recorded as additional paid-in capital and shown as cash flows from operating activities in the accompanying statements of cash flows as the tax benefits related to awards granted prior to September 1, 2005 and were realized prior to the reorganization merger. All excess tax benefits realized from stock awards after the reorganization merger will be presented as cash inflows from financing activities.

We adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date SAIC, Inc., made its initial filing with the SEC for the public offering, and the prospective transition method for stock-based awards granted prior to September 1, 2005. This difference in accounting treatment between options granted prior to and after September 1, 2005 is due to the fact that we met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in our pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. Under these transition methods, compensation cost associated with stock options during the three and nine months ended October 31, 2006, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (2) amortization related to all stock option

SAIC, INC.

awards granted subsequent to January 31, 2006, based on the grant- date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, there is no compensation expense resulting from options granted to employees and directors prior to September 1, 2005 unless a modification is made to those options other than a modification in conjunction with an equity restructuring to equalize the fair value of the options immediately before and after an equity restructuring. In connection with the initial public offering, a modification was made to outstanding stock options in order to equalize the fair value, which consequently did not result in any incremental fair value or compensation expense.

Compensation expense recorded for stock options and vesting stock granted subsequent to September 1, 2005, includes an estimated forfeiture rate. For vesting stock granted prior to September 1, 2005, we accounted for the effects of forfeitures of vesting stock as the forfeitures occurred until the completion of the initial public offering and reorganization merger. In connection with the reorganization merger, which constituted a modification in connection with an equity restructuring, we recorded a cumulative effect adjustment during the three months ended October 31, 2006, which reduced stock-based compensation by $12 million, to apply a forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on certain of those awards granted to special retirement eligible persons. As a result, all future stock-based compensation expense on vesting stock and stock options will include an estimated forfeiture rate. Additionally, we reclassified all remaining unearned compensation at the time of modification to additional paid-in capital.

We recognized total stock-based compensation expense as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
	(In millions)
Stock-based compensation expense:
Stock options	$6	$—	$17	$—
Vesting stock awards	(2)	15	16	30
Vested stock awards	1	1	2	1
15% ESPP discount	2	—	8	—

Total consolidated stock-based compensation expense	$7	$16	$43	$31

These amounts do not include amounts accrued under the Bonus Compensation Plan and accrued contributions to retirement plans during the three and nine months ended October 31, 2006 and 2005 as the amounts to be settled through issuance of vested stock are not known until the bonus is awarded or contribution is made in a subsequent period. We issued $54 million and $71 million in vested stock during the nine months ended October 31, 2006 and 2005, respectively, as settlement of certain bonus and retirement plan amounts.

Reclassifications

Prior to the initial public offering, we measured operating performance based on segment operating income which was defined as operating income before income taxes less losses on impaired intangible assets and goodwill, less gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. Following our initial public offering, we converted our measure of operating performance from segment operating income as defined to operating income. The differences between our former measure (segment operating income) and operating income were not material for the periods presented.

SAIC, INC.

During the nine months ended October 31, 2006, certain work previously performed by our Government segment was reassigned to our Commercial segment and during the three and nine months ended October 31, 2006, amounts related to the deferral of revenues and costs for work performed on contracts prior to contract execution, referred to as pre-contract costs, were reassigned to the Government segment instead of being reflected in the Corporate and Other segment as historically presented. We believe this change more appropriately presents revenues within the segment in which they are earned.

Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2006	Percent Change	2005	2006	Percent Change	2005
	(dollars in millions)			(dollars in millions)
Revenues	$2,142	6%	$2,024	$6,147	6%	$5,815
Cost of revenues	1,862	4%	1,793	5,310	4%	5,093
Selling, general and administrative expenses	136	9%	125	396	9%	363
Operating income	144	36%	106	441	23%	359
As a percentage of revenues	6.7%		5.2%	7.2%		6.2%
Non-operating income (expense), net	11		5	24		(5)
Provision for income taxes	65	63%	40	181	25%	145
Income from continuing operations	90	27%	71	284	36%	209
Income from discontinued operations, net of tax	8	(60)%	20	23	(96)%	564
Net income	98	8%	91	307	(60)%	773

Revenues. Our consolidated revenues increased 6% during both the three and nine months ended October 31, 2006, respectively, compared to the same periods of the prior year. Changes in consolidated revenues are primarily driven by growth in the Government segment because of the relative size of the Government segment as compared to the Commercial segment. Approximately three percentage points of the consolidated growth for the three and nine months ended October 31, 2006, respectively, was internal, or non-acquisition, related growth. We calculate internal growth by comparing our current period reported revenue to prior period revenue adjusted to include the revenue of acquired companies for the comparable prior period. Internal revenue growth in our business is directly related to our ability to obtain new contract awards across a balance of our business areas and the ability to hire personnel to perform on service contracts.

The acquisition of new businesses accounted for the remaining three percentage points of the consolidated revenue growth for the three and nine months ended October 31, 2006, respectively.

SAIC, INC.

The following tables summarize changes in segment revenues on an absolute basis and as a percentage of consolidated revenues for the periods noted:

	Three Months Ended October 31
	2006	Percent Change	2005	As a Percentage of Total Consolidated Revenues
				2006	2005
	(dollars in millions)
Government segment revenues	$1,998	6%	$1,878	93%	93%
Commercial segment revenues	144	(1)	146	7	7
Corporate and Other segment revenues	—		—

Total revenues	$2,142	6	$2,024

	Nine Months Ended October 31
	2006	Percent Change	2005	As a Percentage of Total Consolidated Revenues
				2006	2005
	(dollars in millions)
Government segment revenues	$5,712	6%	$5,404	93%	93%
Commercial segment revenues	435	6	411	7	7
Corporate and Other segment revenues	—		—

Total revenues	$6,147	6	$5,815

Government segment revenues grew internally by three percentage points for the three and nine months ended October 31, 2006, respectively. Our slower internal revenue growth in the three and nine months ended October 31, 2006 compared to the same periods in the prior year is primarily attributable to the wind down of certain large programs initiated in fiscal years 2004 and 2005 combined with fewer large replacement programs starting up and a decision by management to stop bidding in certain non-core business areas. Internal revenue growth in the Government segment for the three and nine months ended October 31, 2006, was positively impacted by growth in the intelligence and homeland security and defense business areas and reductions in prior year revenues as a result of losses recognized on our Greek contract, partially offset by declines in our logistics and product support and systems engineering and integration business areas. The decline in our logistics and product support business area was primarily caused by the loss on recompete of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events. The decline in our systems engineering and integration business area was primarily a result of reductions in funding from the U.S. Navy.

The acquisitions of new businesses accounted for the remaining three percentage points of Government segment revenue growth for the three and nine months ended October 31, 2006.

Commercial segment revenues declined slightly for the three months ended October 31, 2006 compared to the same period in the prior year. This decline is primarily due to reduced revenues from the sale of private security systems used to protect ports, cargo terminals and containers in the current year. The growth in our

SAIC, INC.

Commercial segment revenues for the nine months ended October 31, 2006 was driven by internal growth principally attributable to higher revenues from our consulting services and information technology outsourcing business areas.

The following table presents our consolidated revenues on the basis of how such revenues were earned for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2006	Percent Change	2005	2006	Percent Change	2005
	(dollars in millions)			(dollars in millions)
Labor-related	$1,362	8%	$1,259	$3,993	9%	$3,665
M&S	780	2	765	2,154	—	2,150

	$2,142		$2,024	$6,147		$5,815

Slower growth in M&S revenues for the nine months ended October 31, 2006 is primarily due to the completion of certain systems engineering and integration contracts in the Government segment that had significant quantities of materials that were delivered and integrated in prior periods and a decrease in revenues in our logistics and product support business area caused by the loss on recompete of a large prime vendor contract and reduced volume of orders on other prime vendor contracts caused by non-recurring customer events.

Cost of Revenues. The following tables summarize changes in segment cost of revenues on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended October 31
	2006	Percent Change	2005	As a Percentage of Related Revenues
				2006	2005
	(dollars in millions)

Government segment cost of revenues	$1,760	5%	$1,679	88.1%	89.4%
Commercial segment cost of revenues	109	(1)	110	75.7	75.3
Corporate and Other segment cost of revenues	(7)		4

Total cost of revenues	$1,862	4	$1,793	86.9	88.6

	Nine Months Ended October 31
		Percent Change		As a Percentage of Related Revenues
	2006		2005	2006	2005
	(dollars in millions)
Government segment cost of revenues	$5,002	5%	$4,776	87.6%	88.4%
Commercial segment cost of revenues	323	2	316	74.3	76.9
Corporate and Other segment cost of revenues	(15)		1

Total cost of revenues	$5,310	4	$5,093	86.4	87.6

SAIC, INC.

Total consolidated cost of revenues increased $69 million, or 4%, and $217 million, or 4% on an absolute basis for the three and nine months ended October 31, 2006, respectively, but declined as a percentage of total consolidated revenues as compared to the same periods of the prior year. This improvement as a percentage of revenues is primarily due to a decrease in total losses of $61 million and $77 million recognized on our Greek contract for the three and nine months ended October 31, 2006, respectively as compared to the same periods in the prior year. This improvement was partially offset by increased stock-based compensation expense related to stock options and discounts on the employee stock purchase plan of $5 million and $15 million during the three and nine months ended October 31, 2006, respectively, as a result of the adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee purchase plan discounts in the prior year periods. Total consolidated cost of revenues as a percentage of total consolidated revenues includes a portion of the Corporate and Other operating loss as described in “Operating Income (Loss).”

Government segment cost of revenues increased by $81 million, or 5%, and $226 million, or 5%, on an absolute basis for the three and nine months ended October 31, 2006, respectively, but decreased as a percentage of segment revenues as compared to the same periods of the prior year. This improvement as a percentage of revenue is primarily due to decreased losses on our Greek contract partially offset by increased stock-based compensation expense. All losses on the Greek contract are recorded in the Government segment. After removing the effects of the these items, Government segment cost of revenues as a percentage of revenues for nine months ended October 31, 2006, remained consistent with the prior year period. After removing the effects of these items, Government segment cost of revenues as a percentage of revenues for the three months ended October 31, 2006 increased primarily as a result of increased discretionary overhead spending.

Commercial segment cost of revenues decreased $1 million, or 1%, and increased $7 million, or 2%, on an absolute basis for the three and nine months ended October 31, 2006, respectively, largely consistent with fluctuations in Commercial segment revenues for the same periods.

Corporate segment cost of revenues for the three and nine months ended October 31, 2006 primarily represents the elimination of intersegment rent expense charged to our Government and Commercial segments on properties owned by us of $4 million and $13 million as compared to $4 million and $11 million for the same periods in the prior year. The remaining balance for each of the periods represents the net effect of various cost of revenue items related to operating business units that are excluded from the evaluation of a business unit’s operating performance as well as other corporate activities.

Selling, General and Administrative Expenses. The following tables summarize changes in segment SG&A on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended October 31
	2006	Percent Change	2005	As a Percentage of Related Revenues
				2006	2005
	(dollars in millions)
Government segment SG&A	$96	12%	$86	4.8%	4.6%
Commercial segment SG&A	24	14	21	16.7	14.4
Corporate and Other segment SG&A	16	(11)	18

Total SG&A expenses	$136	9	$125	6.3	6.2

SAIC, INC.

	Nine Months Ended October 31
	2006	Percent Change	2005	As a Percentage of Related Revenues
				2006	2005
	(dollars in millions)
Government segment SG&A	$279	8%	$259	4.9%	4.8%
Commercial segment SG&A	70	1	69	16.1	16.8
Corporate and Other segment SG&A	47	34	35

Total SG&A expenses	$396	9	$363	6.4	6.2

Total consolidated SG&A increased $11 million, or 9%, and $33 million, or 9%, on an absolute basis for the three and nine months ended October 31, 2006, respectively, compared to the same periods of the prior year primarily due to increased stock-based compensation, business development, professional services and legal expenses. Stock-based compensation expense related to stock options and discounts on the employee stock purchase plan reflected within selling, general and administrative expenses increased approximately $3 million and $10 million during the three and nine months ended October 31, 2006, respectively, as compared with the same periods in the prior year, as a result of the adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in the prior year periods. Professional services expense increased by $4 million and $9 million for the three and nine months ended October 31, 2006, respectively, largely attributable to certain systems implementation projects related to our business transformation initiative and our fiscal 2007 Sarbanes-Oxley section 404 compliance efforts. Legal expenses increased by $1 million and $4 million for the three and nine months ended October 31, 2006, respectively, reflecting ongoing activities associated with the dispute with the customer on our Greek contract and other legal matters. As planned, business development spending increased in connection with certain revenue growth initiatives. In addition, Corporate and Other segment SG&A expenses during the nine months ended October 31, 2005 benefited from the reversal of a previously accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This reversal had the effect of reducing Corporate and Other segment SG&A in the prior year.

Government segment SG&A increased $10 million, or 12%, and $20 million, or 8%, on an absolute basis for the three and nine months ended October 31, 2006, respectively, compared to the same periods of the prior year. This includes increases in general and administrative expenses of $8 million and $14 million, primarily due to increased stock-based compensation expense and increases in research and development costs of $2 million and $3 million in the three and nine months ended October 31, 2006, each respectively. Bid-and-proposal costs also increased $3 million during the nine months ended October 31, 2006. The level of bid-and-proposal activities fluctuates depending on the timing of bidding opportunities.

Commercial segment SG&A expenses increased $3 million, or 14%, and $1 million, or 1%, during the three and nine months ended October 31, 2006, respectively, as compared to the same periods in the prior year primarily due to increased stock-based compensation.

Corporate and Other segment SG&A expenses decreased $2 million, or 11%, and increased $12 million, or 34%, during the three and nine months ended October 31, 2006, respectively, compared to the same periods of the prior year. The increase during the nine months ended October 31, 2006 was primarily due to increased stock-based compensation expense, as well as increased professional services and legal expenses not allocated to the Government and Commercial segments. In addition, Corporate and Other segment SG&A expenses during the nine months ended October 31, 2005 benefited from the reversal of a previously accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This reversal had the effect of reducing Corporate and Other segment SG&A in the prior year.

SAIC, INC.

Operating Income (Loss). The following tables summarize changes in operating income by segment on an absolute basis and as a percentage of related revenues:

	Three Months Ended October 31
	2006	Percent Change	2005	As a percentage of related revenues
				2006	2005
	(dollars in millions)
Government operating income	$142	26%	$113	7.1%	6.0%
Commercial operating income	11	(27)	15	7.6	10.3
Corporate and Other operating loss	(9)		(22)

Total operating income	$144	36	$106	6.7	5.2

	Nine Months Ended October 31
	2006	Percent Change	2005	As a percentage of related revenues
				2006	2005
	(dollars in millions)
Government operating income	$431	17%	$369	7.5%	6.8%
Commercial operating income	42	62	26	9.7	6.3
Corporate and Other operating loss	(32)		(36)

Total operating income	$441	23	$359	7.2	6.2

The increase in total operating income for the three months ended October 31, 2006 reflects greater Government segment profitability and decreases in Corporate and Other operating loss partially offset by slightly less Commercial segment profitability for the period. The increase in total operating income for the nine months ended October 31, 2006 reflects greater Government and Commercial segment profitability and decreases in Corporate and Other operating loss for the period.

The increase in Government operating income for the three and nine months ended October 31, 2006 primarily reflects growth in segment revenues and improvements in cost of revenues as a percentage of revenues partially offset by increased SG&A expenses.

The decrease in Commercial operating income for the three months ended October 31, 2006 primarily reflects increased SG&A expenses for the period. The increase in Commercial operating income for the nine months ended October 31, 2006 primarily reflects greater segment profitability partially offset by increased SG&A expenses.

The decreases in Corporate and Other operating losses during the three and nine months ended October 31, 2006 reflect lower segment cost of revenues during the three and nine months ended October 31, 2006 and lower SG&A expenses during the three months ended October 31, 2006 offset by increased SG&A expenses during the nine months ended October 31, 2006 due primarily to the reversal during the nine months ended October 31, 2005 of an accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This reversal had the effect of reducing Corporate and Other segment SG&A expenses in the prior year.

Other Income Statement Items

Interest Income and Interest Expense. Interest income increased by $8 million, or 30%, and $28 million, or 41%, for the three and nine months ended October 31, 2006, respectively, compared to the same periods of the

SAIC, INC.

prior year. These increases are primarily due to higher interest rates in the three and nine months ended October 31, 2006 as compared to the same periods of the prior year.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three and nine months ended October 31, 2006 compared to the same periods of the prior year, as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances.

Other Income, Net. Other income, net decreased $5 million and increased $1 million during the three and nine months ended October 31, 2006, respectively, as compared to the same periods in the prior year. Equity interest in the earnings of our unconsolidated affiliates declined $7 million and $5 million during the three and nine months ended October 31, 2006, respectively, due to declines in the operating performance of such affiliates. These declines were partially offset by declines in other-than-temporary impairment charges on certain private equity securities of $2 and $7 million during the three and nine months ended October 31, 2006.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 42% and 39% for the three and nine months ended October 31, 2006, respectively. This compares with 36% and 41% for the three and nine months ended October 31, 2005. The higher effective tax rate for the three months ended October 31, 2006 is primarily due to a portion of the special dividend related to unvested shares being treated as non-deductible compensation expense for tax purposes. The lower effective tax rate for the three months ended October 31, 2005 was primarily due to the expiration of statutes of limitation resulting in a reversal of certain tax contingency accruals. The lower effective tax rate for the nine months ended October 31, 2006 was primarily due to a decrease in the accrual for tax contingencies as a result of settlement of federal and state audits as well as a state tax refund of $4 million. In addition, the effective tax rate for the nine months ended October 31, 2005 was higher due to a change in state tax law that went into effect during that period which does not have an ongoing effect.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately to be paid. As of October 31, 2006, our income taxes payable balance included $51 million of tax expense accruals that have been recorded for tax contingencies. The Company’s accruals for tax contingencies have decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002, 2003 and 2004, including $7 million of which was recognized as an income tax benefit during the nine months ended October 31, 2006. We are currently undergoing several routine IRS and other tax jurisdiction examinations. While we believe we have adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals, or that our accruals will not be in excess of the final amounts agreed to by tax authorities.

Income from Continuing Operations. Income from continuing operations increased $19 million, or 27%, and $75 million, or 36%, for the three and nine months ended October 31, 2006, respectively, compared to the same periods of the prior year. These increases are primarily due to increased operating income and interest income during the three and nine months ended October 31, 2006 compared to the same periods of the prior year.

Discontinued Operations. We sold ANX, a majority-owned subsidiary, for an initial sales price of $27 million and recorded a gain of $19 million during the three months ended October 31, 2006. We also sold one of our subsidiaries, Telcordia, for $1.35 billion and recorded a gain of $869 million during the nine months ended October 31, 2005. An income tax benefit of $13 million was recorded during the nine months ended October 31, 2006, to reflect the resolution of certain tax contingencies related to Telcordia operations prior to the sale.

SAIC, INC.

The operating results of ANX and Telcordia, which have been classified as discontinued operations for all periods presented, were as follows:

	Nine Months Ended October 31
	2006	2005
	(in millions)
Revenues	$14	$100
Costs and expenses
Cost of revenues	5	62
Selling, general and administrative expenses	3	30

Income before income taxes	$6	$8

With respect to the sale of Telcordia, we have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the buyer and an obligation to indemnify the buyer for any loss Telcordia may incur as a result of an adverse judgment in the Telkom South Africa litigation. We are also entitled to receive additional amounts as contingent sale price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds received in connection with the prosecution of certain patent rights of Telcordia as described in “Commitments and Contingencies.” All future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related items will continue to be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise.

Net Income. Net income increased $7 million, or 8% for the three months ended October 31, 2006 compared to the same period of the prior year primarily due to increased operating income and interest income offset by a higher effective tax rate for the three months ended October 31, 2006. Net income decreased $466 million during the nine months ended October 31, 2006 compared to the same period of the prior year primarily due to income from discontinued operations (including gain on sale) of $564 million during the nine months ended October 31, 2005.

Liquidity and Capital Resources

In connection with the initial public offering, we received net proceeds of $1.244 billion, after deducting underwriting commissions and discounts and other offering-related costs. Prior to the initial public offering and reorganization merger, our wholly-owned subsidiary, Science Applications International Corporation, declared a special dividend of $2.45 billion to its stockholders, which was paid in November 2006. Our principal sources of liquidity will be cash flows from operations and borrowings under our credit facility, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements, stock repurchases, and funding of pension obligations. We anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $3.6 billion at October 31, 2006 compared to $2.7 billion at January 31, 2006. We liquidated $1.7 billion of short-term investments in marketable securities into cash and cash equivalents during the nine months ended October 31, 2006, in part, to prepare for the payment of a special dividend in connection with the initial public offering. Cash

SAIC, INC.

and cash equivalents at October 31, 2006 included $1.244 billion of net proceeds related to our initial public offering completed in October 2006. We used a portion of our $3.6 billion in cash and cash equivalents at October 31, 2006 to pay a special dividend in the amount of $2.45 billion in November 2006.

Cash Provided by Operating Activities from Continuing Operations. We generated cash flows from operating activities of $505 million for the nine months ended October 31, 2006 compared to $356 million for the nine months ended October 31, 2005. The improvement in cash flows from operating activities for the nine months ended October 31, 2006 is primarily due to an increase in income from continuing operations adjusted for non-cash stock-based compensation, improved collections of accounts receivable, and timing differences in the funding of ESPP and other benefit plan contributions during the nine months ended October 31, 2006 compared to the same period last year.

Cash Provided by (Used in) Investing Activities from Continuing Operations. We generated cash flows from investing activities of $1.461 billion for the nine months ended October 31, 2006 compared to net cash used in investing activities of $529 million for the nine months ended October 31, 2005. Increases in cash flows from investing activities during the nine months ended October 31, 2006 are primarily due to the liquidation of our investments in marketable securities primarily to prepare for the payment of a special dividend in the amount of $2.452 billion that was paid in November 2006 (thereby reducing the cash balance presented in the accompanying balance sheet as of October 31, 2006). We also used $65 million for purchases of property, plant and equipment and $143 million (net of cash acquired of $4 million) to acquire six businesses in our Government segment during the nine months ended October 31, 2006. We used $39 million for purchases of property, plant and equipment and $219 million (net of cash acquired of $10 million) to acquire three businesses in our Government segment and one business in our Commercial segment and to settle certain contingencies associated with previous business acquisitions during the nine months ended October 31, 2005. Acquisitions are part of our overall growth strategy.

Cash Provided By (Used in) Financing Activities from Continuing Operations. We generated cash flows from financing activities of $615 million during the nine months ended October 31, 2006 through $1.301 billion in sales of our stock, including $1.244 billion though our initial public offering, offset by $657 million in repurchases of our stock through limited market and retirement plan trades. We used $492 million in cash for financing activities, largely in connection with $568 million of stock repurchases, during the nine months ended October 31, 2005. Repurchases of stock for the nine months ended October 31, 2006 and 2005 were as follows:

	Nine Months Ended October 31
	2006	2005
	(In millions)
Repurchases of stock:
Limited market stock trades	$230	$306
Retirement plans	360	120
Upon employee terminations	—	104
Other stock transactions	67	38

Total	$657	$568

Prior to the initial public offering, we had the right, but not the obligation, to repurchase stock in the limited market and retirement plan trades that we conducted, to the extent that the number of shares offered for sale exceeded the number of shares sought to be purchased. The increase in repurchases from the retirement plans during the nine months ended October 31, 2006 compared to the same period of the prior year is primarily due to the fact that we provided our retirement plan participants with an opportunity to exchange out of their investments in the SAIC Non-Exchangeable Stock Funds in the June 30, 2006 retirement plan trade.

SAIC, INC.

Science Applications International Corporation had a right of first refusal on transfers of its common stock and a right to repurchase those shares upon termination of affiliation of an employee, director or consultant. The decrease in repurchases upon employee terminations is due to the fact that since September 1, 2005, we suspended repurchasing shares upon termination of employment. As a publicly traded company, we have no right of first refusal and/or right to repurchase shares upon termination of affiliation of an employee, director or consultant.

Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheets. If we repurchase shares in excess of our cumulative earnings, our retained earnings will be reduced, as occurred during the nine months ended October 31, 2006, and could result in an accumulated deficit within our stockholders’ equity.

Cash Flows from Discontinued Operations. We generated $45 million of cash flows from discontinued operations for the nine months ended October 31, 2006 consisting primarily of cash flows from the operations and sales proceeds of ANX. During the nine months ended October 31, 2005, we generated $862 million of cash flows from discontinued operations, consisting primarily of the proceeds of $1.1 billion from the sale of Telcordia offset by tax payments related to the gain on sale of Telcordia.

Retirement Plan Trades

As a result of the Pension Protection Act of 2006 and manner in which we intend to comply with its requirements, all shares in our retirement plans that are designated as “exchangeable” as well as a portion of the shares designated as “non-exchangeable” may be converted at the direction of plan participants into common stock that can be sold in the public market and the proceeds reinvested each day beginning on or after January 1, 2007. As a result, the October 27, 2006 trade is expected to be the last quarterly retirement plan trade.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether any repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.2 billion at October 31, 2006, and January 31, 2006, with debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have a credit facility providing for $750 million in unsecured borrowing capacity.

SAIC, INC.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2006	January 31, 2006
	(In millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	549	548
7.125% notes due 2032	248	248
6.75% notes due 2008	96	94
3-year note due 2006	—	17
Other notes payable	26	36

	1,215	1,239
Less current portion	22	47

Total	$1,193	$1,192

During the nine months ended October 31, 2006, our 55% owned joint venture, AMSEC LLC, repaid its 3-year term note that was scheduled to mature in December 2006.

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of October 31, 2006. Our other notes payable have interest rates from 3.8% to 6.0% and are due on various dates through 2016. For additional information on our notes payable and long-term debt, see Note 13 of the notes to consolidated financial statements in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Credit Facility. We have a five-year credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through 2011. This facility replaced our prior revolving credit facilities. As of October 31, 2006, no loans were outstanding, although our borrowing capacity was reduced by $93 million to secure standby letters of credit issued in connection with bonding requirements that we have under the Greek contract. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. We are in dispute with the customer on this contract as described in “Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of October 31, 2006, we were in compliance with all covenants under the credit facility.

Underfunded Pension Obligation

We have a defined benefit pension plan for certain employees in the United Kingdom. As of January 31, 2006, the pension plan had an underfunded projected benefit obligation of $38 million, which we expected to fund over the next 13 years. Legislation in the United Kingdom, as well as the terms of our contract which are currently being renegotiated with the related customer, may significantly accelerate the timeframe over which we fund this obligation.

Off-Balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction

SAIC, INC.

with our joint venture investments. See Notes 16 and 19 of the notes to consolidated financial statements in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for detailed information about our lease commitments and “Commitments and Contingencies” for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 11 of the notes to condensed consolidated financial statements for the nine months ended October 31, 2006, we retained certain obligations as described in “Commitments and Contingencies.” We also have customary indemnification obligations as previously described.

Commitments and Contingencies

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court, and Telcordia appealed this decision to the South African Supreme Court. In November 2006, the South Africa Supreme Court has set aside the trial court decision thereby reinstating the original arbitration decision of September 27, 2002 and awarded Telcordia its attorney’s fees in the South Africa trial court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa related to the South African Supreme Court judgment.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court, which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed this ruling to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision. Telkom South Africa recently filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision.

On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Pursuant to the definitive stock purchase agreement relating to the sale, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2006 and January 31, 2006.

SAIC, INC.

Firm Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer), as represented by the Ministry of Defense, to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. A significant amount of effort on this contract has been and is expected to be performed by subcontractors to us. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $107 million. Under the terms of the Greek contract, our obligation to provide the System support and maintenance and TETRA radio network services only begins upon System acceptance, which has not yet occurred. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Memorandum. On July 7, 2004, shortly before the start of the Olympics, we entered into an agreement (the Memorandum) with the Customer, as represented by the Committee for Planning and Monitoring the Olympic Security Command Centers, pursuant to which the parties recognized and agreed that: (1) delivery and acceptance of the System had not been completed by the scheduled date; (2) the System would be delivered for use at the Olympics in its then-current state, which included certain omissions and deviations attributable to both parties; (3) a new process for testing and acceptance of the System would be instituted, with final acceptance to occur no later than October 1, 2004; (4) the Customer would proceed with the necessary actions for the completion of a contract modification as soon as possible; and (5) we would receive a milestone payment of approximately $23 million immediately upon the execution of the contract modification.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. The System has not been accepted by the Customer under the terms of the Greek contract, and the contract modification anticipated under the Memorandum has not been obtained. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations are valid, while others are not. From December 2004 through April 2005, we engaged in negotiations with the Customer concerning a modification to the Greek contract to resolve the disputes. On April 28, 2005, the Customer formally notified us that the System delivered had significant deviations and omissions from the contractual requirements and may not be accepted.

Under the terms of the Greek contract and the Memorandum between the parties, we submitted various proposals to the Customer to remedy these omissions and deviations. The most significant of these proposals includes a redevelopment of CDSS using an alternative technical approach, and a redesigned port security system. After a series of conflicting communications between us and the Customer, on December 13, 2005, the Customer delivered a letter to us indicating that our proposal based on the alternative CDSS approach was deemed “acceptable in principle” on the terms proposed. The parties reengaged in negotiations in early January 2006 on a contract modification to incorporate these proposals and such negotiations are continuing. A contract modification has not yet been executed and would be required in order for us to implement the proposals and achieve Customer acceptance of the System. If such modification is executed, we anticipate that it would include

SAIC, INC.

revised testing and acceptance procedures. Until such acceptance occurs, the Customer has advised us that it cannot negotiate appropriate price adjustments for omissions and deviations of a subsystem.

Subcontracts. We have subcontracted a significant portion of the requirements under the Greek contract, including the lease of certain equipment and TETRA network services for at least 10 years. In order for us to implement the technical proposals submitted to the Customer and contemplated by the modification being negotiated with the Customer, we would need to negotiate and execute modifications, including price, to the subcontracts with our subcontractors. Certain of the omissions and deviations of the System are attributable to subcontracted work. Payments to the subcontractors are generally required only if we receive payment from the Customer related to the subcontractors’ work. If it is determined we breached our obligations to any of our subcontractors, we may incur additional losses. We and our principal subcontractor disagree as to whether the principal subcontractor fully performed its obligations under the subcontract.

Under the terms of the Greek contract, we are not obligated to provide TETRA network services to the Customer until the Customer has accepted the System. We and our subcontractors have provided System support and maintenance and TETRA network services to the Customer since the Olympics in August 2004, without receiving any compensation. However, there have been several communications from our principal subcontractor and a second tier subcontractor in which they have indicated that they will not continue to provide such services without compensation and have threatened to terminate these services. For example, the second tier subcontractor most recently indicated that it would terminate such services on August 1, 2006, but subsequently indicated that it would continue to provide the services. To date there has been no interruption of these services, but our principal subcontractor and the second tier subcontractor could cease providing such services at any time.

Recent press accounts have alleged that our principal subcontractor made improper payments in connection with certain international contracts, including the Greek contract, and that government authorities have commenced investigations. These matters may delay or preclude us from entering into a contract modification with the Customer or a subcontract modification with the principal subcontractor.

Legality of the Greek Contract. In March 2005, the Customer notified us that an issue had been raised concerning the legality of the Greek contract by a Greek government auditor. In August 2005, we learned that the Court of Auditors of the Hellenic Republic (the Greek Audit Court), a government agency with authority to review and audit procurements, issued a decision finding that certain mistakes in the procurement process committed by the Greek government rendered the Greek contract illegal. The Customer requested revocation of the Greek Audit Court decision. On November 17, 2005, the Greek Audit Court issued a decision finding that the errors committed by the Customer in the procurement process constituted “pardonable mistakes” with respect to prior payments under the Greek contract. Although the rationale of the Greek Audit Court decision suggests that the Customer may be able to make future payments under the Greek contract, the impact of the decision on the legality of the Greek contract and the Customer’s ability to make future payments is not clear. The Customer has indicated that it will seek the Greek Audit Court’s approval of any modification to the Greek contract.

Arbitration Proceedings. Although we have been pursuing a contract modification with the Customer since shortly after the Memorandum was signed in July 2004, due to the difficulties in reaching mutually satisfactory terms, we instituted arbitration proceedings on April 21, 2006 before the International Chamber of Commerce (ICC) against the Customer to pursue our rights and remedies provided for in the Greek contract and the Memorandum and under Greek law. The arbitration complaint filed by us: (1) seeks an order that the Customer’s extended use of the System under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the System, (2) seeks damages for breach of contract, bad faith, use of the System and other damages, (3) seeks a determination as to the legal status of the Greek contract as a result of the illegality issue described above, and (4) if the Greek contract is determined to be illegal, seeks compensation for the commercial value of the System delivered and its use by the Customer and other damages. We are seeking total

SAIC, INC.

damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to our arbitration complaint on July 29, 2006 generally denying our claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Disputes have arisen in the arbitrator selection process and the arbitration can not proceed until the entire arbitration panel has been confirmed. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration.

In the event we do not prevail in the arbitration or are unable to resolve the various disputes under the Greek contract, we could incur additional losses. If the Customer asserts claims against us in the arbitration and it is determined that we have breached the Greek contract and, as a result, owe the Customer damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid of $147 million under the Greek contract, (3) penalties for delayed delivery in an amount up to $15 million, and (4) possible forfeiture of good performance bonds in the amount of $33 million.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of October 31, 2006. We recorded $2 million of losses relating to foreign currency translation during the nine months ended October 31, 2006 and $61 million and $77 million of losses during the three and nine months ended October 31, 2005, respectively. These losses reflect our estimated total cost to complete the System once an acceptable contract modification has been executed, including the estimated results of negotiations on reductions in price for remaining omissions and deviations from the original Greek contract requirements. Because of the significant uncertainties related to ultimate acceptance and payment from the Customer, our accounting treatment assumes the Greek contract value is limited to the cash received to date. Although we expect to pursue remaining amounts owed under the terms of the Greek contract, this reduction in total estimated revenues to be realized under the Greek contract increased the total loss by $32 million during the three months ended October 31, 2005, which is included in the loss amounts described above. Through October 31, 2006, we have recognized revenues of $120 million, which represent a portion of the $147 million cash received to date based upon the percentage-of-completion method of revenue recognition.

As of October 31, 2006, the estimated future costs to complete the System and obtain Customer acceptance is $51 million. This estimated cost is included in the $123 million of Greek contract losses recorded as of October 31, 2006. Management has used its judgment in evaluating the various uncertainties and assumptions necessary to estimate the total loss on this contract. Such assumptions include obtaining mutual agreement with the Customer regarding system requirements, execution of a modification to the Greek contract (including the terms and pricing), execution of a modification of the subcontract with our principal subcontractor (including the terms and pricing), completion of the System and Customer acceptance. Management has estimated that final acceptance of the System under a modified contract will occur approximately 18 months following when a modification to the Greek contract is obtained. Our recorded losses exclude potential subcontractor payments associated with the omissions and deviations related to specific subsystems supplied by subcontractors in the amount of $13 million that management believes will not be paid under the subcontract terms if these amounts are not paid by the customer.

We have $14 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and would increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to provide certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the

SAIC, INC.

issuance of standby letters of credit. Under the terms of these bonding arrangements, the Customer currently has the right to call some or all of the $244 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($159 million) and performance bonds ($33 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under the Greek contract. The letters of credit supporting the offset bonds ($52 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the Greek contract. We believe that, under Greek law, any amounts obtained by the Customer through such a calling of these letters of credit may properly be retained by the Customer only as security against any actual damages it proves in arbitration, and that any excess must be returned to us. We do not currently believe it is probable that the Customer will call these standby letters of credit. If the standby letters of credit are called, we may have the right to call some or all of the $102 million in bonds provided by our subcontractors in connection with their work under the Greek contract.

While we are still pursuing the execution of acceptable contract modifications with each of the Customer and our principal subcontractor, based upon our inability to obtain a modification with the Customer for more than two years, we believe it is most likely that the resolution of the issues surrounding the Greek contract will be determined in arbitration under the proceedings described above or through a negotiated settlement with the Customer. Based on management’s evaluation of the possible arbitration outcomes, we do not believe it is probable that the outcome of arbitration will result in a loss that is more than we have recorded on this contract to date and accordingly, no additional loss (other than foreign currency translation) has been recorded. Due to the complex nature of the issues surrounding the Greek contract, resolution is uncertain and will depend upon future negotiations with the customer or the outcome of arbitration proceedings. Successful imposition of damages or claims by the Customer or subcontractors against us, the calling of our bonds, additional contract costs required to fulfill our obligations, or additional revenue reductions arising from the negotiation of the Greek contract modification could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by us in repayment of a $1 million loan receivable owed by DS&S. As of October 31, 2006, we have deferred any gain on the sale of DS&S pending resolution of the on-going investigation and any resulting litigation.

INTESA Joint Venture

INTESA, a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. We guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services

SAIC, INC.

agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, our maximum potential liability to PDVSA under the guarantee in any calendar year, based on our guarantee of PDVSA’s ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly- owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of the cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in fiscal 2003 alleging unspecified sabotage by INTESA employees. We believe this investigation is inactive. In connection with our expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in fiscal 2004 for approximately $30 million for alleged non-payment of VAT taxes in fiscal 1998.

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR is the controlling shareholder in Danet GmbH, a German operating company. Danet GbR has an internal equity trading market similar to the limited market that was formerly maintained by Science

Applications International Corporation. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. Absent a change in control whereby we gain control over Danet GbR, these rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. If we gain control over Danet GbR, all Danet GbR investors have the right to put their shares to us in exchange for the current fair value of those shares. If Danet GbR investors put their shares to us, we may pay the put price in shares of our common stock or cash. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. During the nine months ended October 31, 2006, we paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation assuming all the current Danet GbR investors were to put their Danet GbR shares to us was $6 million as of October 31, 2006. If we were to incur the maximum obligation and buy all the partnership shares currently held by other Danet GbR investors, we would then own 100% of Danet GbR and would hold a controlling interest in Danet GmbH.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of October 31, 2006 we are not able to project the maximum potential obligations we could be required to make under the guarantee but, based on current conditions, we believe the

SAIC, INC.

likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of October 31, 2006, the fair value of the guarantee is not material to us.

Debt Guarantee

SAIC Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation, a wholly-owned subsidiary, under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes.

Other

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or our ability to conduct business.

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We also have and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 11 of the notes to condensed consolidated financial statements, on March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds Telcordia receives in the future in connection with the enforcement of certain patent rights.

As part of the terms of the sale of Telcordia, in addition to the indemnification related to the Telkom South Africa litigation, we also have indemnified the buyer for all income tax obligations on and through the closing date. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. All of these future contingent payments or contingent purchase price proceeds will continue to be reflected as discontinued operations in the period in which they arise.

SAIC, INC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an on-going basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were described in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. We did not adopt any new accounting policies that are considered critical accounting policies during the nine months ended October 31, 2006 except for the adoption of SFAS No. 123(R), “Share-Based Payment,” on February 1, 2006. SFAS No. 123(R) requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and others in exchange for services, typically over the period during which such awards are earned. SFAS No. 123(R) also requires that we recognize as compensation expense the 15% discount on employee stock purchases made under our ESPP. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

Effects of Inflation

Our cost-reimbursement type contracts are generally completed within one year. As a result, we have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover cost increases over the period of performance.

Consequently, revenues and costs have generally both increased commensurate with the general economy. As a result, net income as a percentage of total consolidated revenues has not been significantly impacted by inflation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the fiscal year beginning February 1, 2007, as an adjustment to beginning retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a

SAIC, INC.

framework for measuring fair value and expands disclosures about fair value measurements. This Statement will be effective for us on February 1, 2008 and applied prospectively. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))”. SFAS No. 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans. Specifically, SFAS No. 158 requires companies to recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded net of tax as a component of other comprehensive income in stockholders’ equity. SFAS No. 158 will be effective for us as of January 31, 2007, and applied prospectively. Using information as of our last measurement date, January 31, 2006, we would have recorded an additional liability of $14 million and an after-tax decrease of approximately $10 million in other comprehensive income in stockholders’ equity. These amounts may change when we adopt SFAS No. 158 on January 31, 2007, as a result of changes in the plan assets and updated actuarial information since our last measurement date.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for us in the fourth quarter of fiscal 2007. We are currently evaluating the effect, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

SAIC, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks that are inherent in our financial instruments arising from transactions entered into in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements. For further information, refer to Item 7A and Note 8 of the notes to consolidated financial statements included in Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, interest rate swaps and long-term debt obligations. Short term interest rates related to these financial instruments have increased since January 31, 2006. At October 31, 2006, a significant portion of our total assets consisted of cash equivalents which are subject to fluctuations in short term interest rates. The increase in cash equivalents bearing variable interest rates results in increased sensitivity to changes in interest rates.

Foreign Currency Risk

Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in various foreign currencies. Our objective in managing exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The fair values for forward foreign exchange contracts were estimated using spot rates in effect on October 31, 2006. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of October 31, 2006 are the hypothetical gains and losses associated with foreign currency risk. As of October 31, 2006, holding all other variables constant, a 10% weakening of the U.S. dollar against each hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including Kenneth C. Dahlberg (Chief Executive Officer) and Mark W. Sopp (Chief Financial Officer), of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarterly period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file or submit is accumulated and communicated to management, including our principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, Kenneth C. Dahlberg and Mark W. Sopp concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Firm Fixed-Price Contract with the Greek Government

On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce against the Hellenic Republic of Greece (the Customer) relating to an FFP contract with the Greek government (Greek contract). Although we have been pursuing contract modifications with the Customer since July 2004, we filed the arbitration complaint seeking an order that (1) the Customer’s extended use of the system under the circumstances constitutes constructive acceptance and precludes the Customer from rejecting the system, (2) seeks damages for breach of contract, bad faith, use of the system and other damages, (3) determines the legal status of the Greek contract as a result of certain illegality issues, and (4) if the Greek contract is determined to be illegal, seeks compensation for the commercial value of the system delivered, its use by the Customer and other damages. We are seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Customer filed its response to our arbitration complaint on July 29, 2006 generally denying our claims. Although the Customer reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Disputes have arisen in the arbitrator selection process and the arbitration cannot proceed until the entire arbitration panel has been confirmed. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration. For a description of the contract, the disputes and the impact of the contract on our results of operations and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government.”

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia is seeking to recover damages of approximately $130 million, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of reprocuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia were to be determined in a second phase of the arbitration. Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court and Telcordia appealed this decision to the South African Supreme Court. In November 2006, the South African Supreme Court set aside the trial court decision, thereby reinstating the original arbitration decision of September 27, 2002, and awarded Telcordia its attorney fees in the South Africa Trial Court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa related to the South African Supreme Court judgment.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented it from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed this ruling to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated

SAIC, INC.

that Telcordia could refile the petition after the South African Supreme Court had issued its decision. Telkom South Africa recently filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision.

On March 15, 2005, we sold Telcordia to an affiliate of Warburg Pincus LLC and Providence Equity Partners Inc. Pursuant to the definitive stock purchase agreement, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, are not presently determinable; however, an adverse resolution could materially harm our business, consolidated financial position, results of operations and cash flows.

INTESA

Informática, Negocios y Tecnología, S.A., (INTESA), a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America, is involved in various legal proceedings. We had previously consolidated our 60% interest in the joint venture, but the operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent. PDVSA has refused to take action to have INTESA declared bankrupt as required by Venezuelan law.

Outsourcing Services Agreement and Guarantee. INTESA had derived substantially all its revenues from an outsourcing services agreement with PDVSA that it entered into at the time the joint venture was formed. The services agreement expired on June 30, 2002 and the parties were not able to reach agreement on a renewal. We guaranteed INTESA’s obligations under the services agreement to PDVSA. Under the terms of the services agreement, INTESA’s liability for damages to PDVSA in any calendar year is capped at $50 million. As a result, our maximum potential liability to PDVSA under the guarantee in any calendar year, based on our guarantee of their ownership interest in INTESA, is $20 million. To date, PDVSA has not asserted any claims.

Employment Claims of Former INTESA Employees. INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

Other Legal Proceedings Involving INTESA. The Attorney General of Venezuela initiated a criminal investigation of INTESA in fiscal 2003 alleging unspecified sabotage by INTESA employees. We believe this investigation is inactive. In connection with our expropriation claim, OPIC determined that INTESA did not sabotage PDVSA’s infrastructure as alleged by PDVSA and the Venezuelan government. In addition, the SENIAT, the Venezuelan tax authority, filed a claim against INTESA in fiscal 2004 for approximately $30 million for alleged non-payment of VAT taxes in fiscal 1998.

Potential Financial Impact. Many issues relating to INTESA, including the termination of the services agreement and the employment litigation brought by former INTESA employees, remain unresolved. Due to the complex nature of the legal and factual issues involved in these matters and the uncertain economic and political environment in Venezuela, the outcome is not presently determinable; however, adverse resolutions could materially harm our business, consolidated financial position, results of operations and cash flows.

SAIC, INC.

Other

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, is expected to have a material adverse effect on our consolidated financial position, results of operations, cash flows or ability to conduct business. In the normal conduct of our business, we seek to monetize our patent portfolio through licensing. We also have and will continue to defend our patent position when we believe our patents have been infringed and are involved in such litigation from time to time. On March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below in your evaluation of our business and us. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. These risk factors constitute a restatement of the risk factors set forth in the final prospectus for the initial public offering as filed with the SEC under Rule 424(b) under the Securities Act of 1933, as amended, to the extent they are still pertinent after the reorganization merger, the initial public offering and the special dividend.

Risks Relating to Our Business

We depend on our contracts with U.S. Government agencies for a significant portion of our revenues and, if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

We are heavily dependent upon the U.S. Government as our primary customer and we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. We generated 89%, 86% and 85% of our total consolidated revenues from the U.S. Government (including all branches of the U.S. military) in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Army represented 16%, 13% and 13% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Navy represented 14%, 13% and 12% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively. Revenues from the U.S. Air Force represented 10%, 11% and 11% of our total consolidated revenues in fiscal 2006, 2005 and 2004, respectively.

For the foreseeable future, we expect to continue to derive a substantial portion of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the Department of Defense (DoD) and the U.S. intelligence community, is a key factor in maintaining and growing revenues under contracts with the U.S. Government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business could harm our reputation, particularly with these agencies. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. Government does with us and our future revenues and growth prospects would be adversely affected.

The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under our contracts, the U.S.

SAIC, INC.

Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts and subcontracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenues and revenue growth.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our future revenues and growth prospects.

As of October 31, 2006, our total consolidated negotiated backlog was $14.4 billion, which included $4.0 billion in funded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government and the rights of our customers in our Commercial segment to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the engagements that are included in our backlog. Our unfunded backlog, in particular, contains amounts that we may never realize as revenues because the maximum contract value specified under a U.S. Government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. If we fail to realize as revenues amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

The U.S. Government has increasingly been using contract vehicles, such as indefinite delivery/indefinite quantity (IDIQ), government-wide acquisition contracts (GWACs) and General Services Administration (GSA) Schedule contract vehicles, to obtain commitments from contractors to provide various products or services on pre-established terms and conditions. Under these contracts, the U.S. Government issues task orders for specific services or products it needs and the contractor supplies these products or services in accordance with the previously agreed terms. These contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors. These contracts are typically subject to a competitive bidding process that results in greater competition and increased pricing pressure. Accordingly, we may not be able to realize revenues and/or maintain our historical profit margins under these contracts. The competitive bidding process also presents a number of more general risks, including the risk of unforeseen technological difficulties and cost overruns that may result from our bidding on programs before completion of their design and the risk that we may encounter expense, delay or modifications to previously awarded contracts as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if material and subcontract revenues continue to grow at a faster rate than labor-related revenues.

Our revenues are generated from either the efforts of our technical staff, which we refer to as labor-related revenues, or the receipt of payments for the costs of materials and subcontracts used in a project, which we refer to as material and subcontract (M&S) revenues. Generally, our M&S revenues have lower profit margins than our labor-related revenues. Our labor-related revenues increased by 6% from fiscal 2005 to 2006 and by 16% from fiscal 2004 to 2005, while our M&S revenues increased by 13% from fiscal 2005 to 2006 and by 39% from fiscal 2004 to 2005. M&S revenues accounted for 37%, 36% and 32% of our total consolidated revenues for fiscal 2006, 2005 and 2004, respectively, and labor-related revenues accounted for 63%, 64% and 68% of our total consolidated revenues for fiscal 2006, 2005 and 2004, respectively. If M&S revenues continue to grow at a faster rate than labor-related revenues, our overall profit margins on our contracts may decrease and our profitability could be adversely affected.

SAIC, INC.

A decline in the U.S. defense budget or changes in budgetary priorities may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 69% of our total consolidated revenues in fiscal 2006. Changes in the budgetary priorities of the U.S. Government or the DoD could directly affect our operating results. For example, the U.S. defense budget declined in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the U.S. Government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. The U.S. Government conducted a strategic review of the U.S. defense budget in government fiscal 2005 and 2006, known as the Quadrennial Defense Review (QDR), and the results of this strategic review has resulted and may continue to result in shifts, including those that a new U.S. Secretary of Defense might deem appropriate, in DoD budgetary priorities or reductions in overall U.S. Government spending for defense-related programs, including with respect to programs from which we expect to derive a significant portion of our revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, defense transformation, intelligence and homeland security, or a significant shift in its spending priorities, or the substantial reduction or elimination of particular defense-related programs, would adversely affect our future revenues and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget process could delay procurement of our services and solutions and have an adverse effect on our future revenues.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of our services and solutions. We have from time to time experienced a decline in revenues in our quarter ending January 31 as a result of this annual budget cycle, and we could experience similar declines in revenues if the budget process is delayed significantly in future periods. For example, the delay in the approval of a supplemental spending bill in government fiscal 2006 resulted in procurement delays by the U.S. Government. Similar delays could have an adverse effect on our future revenues.

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and, in particular, the following risks:

•	a reduction of government funding or delay in the completion of the U.S. Government’s budget process

•	decisions by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts

•	the potential decline in our overall profit margins if our material and subcontract revenues grow at a faster rate than labor-related revenues

SAIC, INC.

•	failure to accurately estimate or control costs under firm fixed price (FFP) contracts

•	adverse judgments or settlements in legal disputes

•	expenses related to acquisitions, mergers or joint ventures

•	other one-time financial charges

The failure to successfully resolve issues related to our Greek Olympic contract could adversely affect our profitability and could require us to make large payments to the Greek government.

We entered into an FFP contract with the Greek government (Greek contract) to provide the security infrastructure that was used to support the 2004 Athens Summer Olympic Games and to serve as the security system for the Greek government’s public order departments after the Olympic Games. The Greek government has not made various payments under this contract and has not yet formally accepted the security infrastructure, which contains certain omissions and deviations from the contractual requirements. In 2005, we submitted a proposal for an alternative technical approach for the Command Decision and Support System (subsystems 1-7) and are attempting to address the omissions and deviations identified on the other subsystems. We have been negotiating for many months with the Greek government for a contractual modification to address technical, financial and contractual issues. To date, a mutually satisfactory agreement on the contractual modification has not been reached.

In accordance with the terms of the Greek contract, we are required to provide certain payment performance and offset bonds in favor of the Greek government. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, the Greek government currently has the right to call some or all of the $244 million of standby letters of credit outstanding. The letters of credit supporting the payment bonds ($159 million) and performance bonds ($33 million) may be called by the Greek government by submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under the Greek contract. The letters of credit supporting the offset bonds ($52 million) may be called by the Greek government by submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the Greek contact. If this occurs, the banks issuing the letters of credit supporting these bonding arrangements will be entitled to immediate payment from us for the amount obtained from the guaranteeing banks by the Greek government, reducing our cash balances. Although we believe that any amounts obtained by the Greek government through the calling of these letters of credit may be retained by the Greek government only as security against any actual damages it proves in arbitration, if the Greek government does call these letters of credit, we can make no assurances as to whether we will be successful in arbitration or able to recover amounts owed from the Greek government.

Although we have been in discussions with the Greek government and our principal subcontractor to attempt to resolve these issues, we may not be able to reach mutually acceptable agreements, and we cannot predict the financial impact on us of the resolution of these issues. Recent press accounts have alleged that our principal subcontractor made improper payments in connection with certain international contracts, including the Greek contract, and that government authorities have commenced investigations. These matters may delay or preclude us from entering into a contract modification with the Greek government or a subcontract modification with the principal subcontractor.

On April 21, 2006, we instituted arbitration proceedings before the International Chamber of Commerce to pursue our rights and remedies related to this contract. We are seeking total damages in excess of $76 million, with the precise amount to be proven in arbitration. The Greek government filed its response to our arbitration complaint on July 29, 2006 generally denying our claims. Although the Greek government reserved its right to assert a claim in the arbitration proceedings in the future, its response did not include a counterclaim. Under the

SAIC, INC.

terms of the contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. Due to the complex nature of the legal and factual issues involved and the uncertainty of litigation in general, the outcome of the arbitration is uncertain. There is no assurance that we will prevail in the arbitration.

While we are still pursuing the execution of acceptable contract modifications with each of the Greek government and our principal subcontractor, based upon our inability to obtain a modification with the Customer for more than two years, we believe it is most likely that the resolution of the issues surrounding the Greek contract will be determined in arbitration under the proceedings described above or through a negotiated settlement with the Greek government. Due to the complex nature of the issues surrounding the Greek contract, resolution is uncertain and will depend upon future negotiations with the Greek government or the outcome of the arbitration proceedings. Successful imposition of damages or claims by the Greek government or subcontractors against us, the calling of our bonds, additional contract costs required to fulfill our obligations, or additional revenue reductions arising from the negotiation of the Greek contract modification could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

We have received $147 million of payments from the Greek government under the contract and recognized as revenues only $120 million of the total system price of $199 million. As of October 31, 2006, we have recorded $123 million of losses on this contract and unfavorable resolution of this matter could further adversely affect our profitability and cash balances. In the event we do not prevail in the arbitration or are unable to resolve the various disputes under the Greek contract, we could incur additional losses. If the Greek government asserts claims against us in the arbitration and it is determined that we have breached the Greek contract and, as a result, owe the Greek government damages, such damages could include, but are not limited to, (1) re-procurement costs, (2) repayment of amounts paid of $147 million under the Greek contact, (3) penalties for delayed delivery in an amount up to $15 million, and (4) forfeiture of good performance bonds in the amount of $33 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Firm Fixed-Price Contract with the Greek Government” and Note 10 of the notes to condensed consolidated financial statements for the three and nine months ended October 31, 2006.

We use estimates in recognizing revenue, and changes in our estimates could adversely affect our future financial results.

Revenues from our contracts are primarily recognized using the percentage-of-completion method based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimates of total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Should updated estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our consolidated financial statements, as was the case with the Greek contract. Due to the size of many of our contracts, changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Adverse judgments or settlements in legal disputes could require us to pay potentially large damage awards, which would adversely affect our cash balances and profitability.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these

SAIC, INC.

legal disputes may result in significant monetary damages or injunctive relief against us. The litigation and other claims described in this report are subject to inherent uncertainties and management’s view of these matters may change in the future. For example, an unfavorable final settlement or judgment of our dispute with the Greek government or our disputes relating to our joint venture, INTESA, could adversely affect our cash balances and profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies.”

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

The availability of highly trained and skilled technical, professional and management personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional and management personnel is intense and competitors aggressively recruit key employees. Because of our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so would have an adverse effect on our ability to execute our strategy.

Additionally, in the past, we have promoted our employee ownership culture as a competitive advantage in recruiting and retaining employees. Although we intend to retain the essential elements of an employee ownership culture, if our employees or recruits perceive that our becoming a publicly traded company negatively impacts our employee ownership culture, our ability to recruit and retain employees may be adversely impacted.

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to generate new business. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customer relationships or new business opportunities.

Our revenues and growth prospects may be adversely affected if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our customers.

Many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract.

Employee misconduct, including security breaches, or our failure to comply with laws or regulations applicable to our business could cause us to lose customers or our ability to contract with the U.S. Government.

Because we are a U.S. Government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems.

SAIC, INC.

Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business.

Our U.S. Government contracts may be terminated and we may be liable for penalties under a variety of procurement rules and regulations and changes in government regulations or practices could adversely affect our profitability, cash balances or growth prospects.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to penalties and the termination of our U.S. Government contracts. Some significant regulations that affect us include:

•	the Federal Acquisition Regulation and supplements, which regulate the formation, administration and performance of U.S. Government contracts

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as cost accounting standards, at any time. In addition, the U.S. Government may face restrictions or pressure from government employees and their unions regarding the amount of services the U.S. Government may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Additionally, our contracts with the U.S. Government are subject to periodic review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. We are from time to time subject to investigations by the DoD and other agencies. Although we have never had any material penalties or administrative sanctions imposed upon us, such penalties and sanctions are not uncommon in the industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

Our business is subject to routine audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability.

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. To date, none of our audits has resulted in material adjustments and all of our indirect contract costs

SAIC, INC.

have been agreed upon through fiscal 2004 and are not subject to further adjustment. We have recorded contract revenues in fiscal 2007, 2006 and 2005 based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our profitability could be adversely affected.

If we are unable to accurately estimate the costs, time and resources, or to effectively manage and control costs, associated with various contractual commitments, our profitability may be adversely affected.

Over the last three fiscal years, an average of 18% of our total consolidated revenues were derived from FFP and target cost and fee with risk sharing contracts, in which we bear risk that our actual costs may exceed the estimated costs on which the prices are negotiated. Under FFP contracts, we agree to fulfill our obligations at a set price. Under target cost and fee with risk sharing contracts, customers reimburse our costs plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under such contracts, if our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. When making proposals for engagements on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances, including the Greek contract, has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make these contracts less profitable or unprofitable. We have recorded losses on FFP contracts from time to time, including the Greek contract. Future losses could have a material adverse effect on our profitability.

Our services and operations sometimes involve using, handling or disposing of hazardous materials, which could expose us to potentially significant liabilities.

Our services sometimes involve the investigation or remediation of environmental hazards, as well as the use, handling or disposal of hazardous materials. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for contamination. Furthermore, failure to comply with these environmental protection and health and safety laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Although we have not incurred any material costs related to environmental matters to date, any violations of, or liabilities pursuant to, these laws or regulations could adversely affect our financial condition and operating results.

Acquisitions, investments and joint ventures could result in operating difficulties, dilution and other adverse consequences to our business.

We have historically supplemented our internal growth through acquisitions, investments and joint ventures and expect that a significant portion of our planned growth will continue to come from these transactions. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	we may not be able to compete successfully for available acquisition candidates, complete future acquisitions and investments or accurately estimate the financial effect of acquisitions and investments on our business

SAIC, INC.

•	future acquisitions, investments and joint ventures may require us to issue capital stock or spend significant cash or may result in a decrease in our operating income or operating margins and we may be unable to recover investments made in any such acquisitions

•	we may have trouble integrating acquired businesses or retaining their personnel or customers

•	acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities

•	we may not be able to effectively influence the operations of our joint ventures, which could adversely affect our operations

We may not be able to continue to identify attractive acquisitions or joint ventures. Acquired entities or joint ventures may not operate profitably. Additionally, we may not realize anticipated synergies and acquisitions may not result in improved operating performance. If our acquisitions, investments or joint ventures fail or perform poorly, our business could be adversely affected.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or the U.S. Government, or if we are unable to maintain these relationships, our revenues, profitability and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor may be jeopardized. During the past five fiscal years, on several occasions we have incurred non-material losses resulting from the failure of our subcontractors to perform their subcontract obligations. Although material losses due to subcontractor performance problems have been rare, material losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders, especially if the customer is an agency of the U.S. Government.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Additionally, companies that do not initially have access to U.S. Government contracts may perform services as our subcontractor for a U.S. Government customer, and through that exposure secure future positions as prime U.S. Government contractors. If any of our current subcontractors were awarded prime contractor status in the future, not only would we have to compete with them for future U.S. Government contracts, but our ability to perform our current and future contracts might also be impaired.

Systems failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our revenues and profitability.

We are subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. We will be making significant changes to our internal financial systems through fiscal 2009, which could also subject us to systems failures. Any such failures could cause loss of data and interruptions or

SAIC, INC.

delays in our or our customers’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

The systems and networks that we maintain for our customers could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our future results could be adversely affected.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection would adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected.

We face risks associated with our international business.

Approximately 3% of our total consolidated revenues in each of fiscal 2006, 2005 and 2004 was generated by our entities outside of the United States. Additionally, our domestic entities periodically enter into contracts with foreign customers. These international business operations are subject to a variety of the risks associated with conducting business internationally, including:

•	changes in or interpretations of foreign laws, regulations or policies that may adversely affect the performance of our services, sale of our products or repatriation of our profits to the United States

•	the imposition of tariffs

•	hyperinflation or economic or political instability in foreign countries

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures

•	conducting business in places where laws, business practices and customs are unfamiliar or unknown

•	the imposition of restrictive trade policies

•	the imposition of inconsistent laws or regulations

•	the imposition or increase of investment and other restrictions or requirements by foreign governments

•	uncertainties relating to foreign laws and legal and arbitration proceedings

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors

•	compliance with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers

•	compliance with licensing requirements

SAIC, INC.

Although revenues derived from our international operations have been relatively low, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could materially adversely affect our business. Failure to comply with U.S. Government laws and regulations applicable to international business like the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government. Additionally, these risks relating to international operations may expose us to potentially significant contract losses. For example, we have incurred significant losses under our Greek contract, and a portion of these losses may be attributable to difficulties associated with conducting business internationally.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive in both the Government and Commercial segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Government segment, we also compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers.

Our existing indebtedness may affect our ability to take certain extraordinary corporate actions and may negatively affect our ability to borrow additional amounts at favorable rates.

As of October 31, 2006, we had approximately $1.2 billion in notes payable and long-term debt. The terms of our credit facility place certain limitations on our ability to undertake extraordinary corporate transactions, such as a sale of significant assets. As a result, it may be more difficult for us to take these actions and the interests of our creditors in such transactions may be different from the interests of our stockholders. Additionally, the existence of this debt may make it more difficult for us to borrow additional amounts at favorable rates. For additional information regarding our existing indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness.”

Risks Relating to Our Stock

Our common stock has only recently become publicly traded, and the price of our common stock may fluctuate substantially.

There was no public market for our stock prior to the completion of our initial public offering of our common stock in October 2006. The market price at which our common stock trades is determined by market forces. The public investors who trade in our common stock may give different weight to factors or valuation methodologies or consider new factors or valuation methodologies other than those relied upon in determining the historical price of Science Applications International Corporation common stock. Therefore, the market price at which our common stock trades may be lower than the historical prices of Science Applications International Corporation common stock.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price include, among other things:

•	actual or anticipated variations in quarterly operating results

•	changes in financial estimates by us, by investors or by any financial analysts who might cover our stock

•	our ability to meet the performance expectations of financial analysts or investors

SAIC, INC.

•	negative publicity regarding us, including relating to poor performance on a particular contract, employee misconduct or information security breaches

•	disclosure of non-compliance with government laws and regulations, including those relating to the protection of classified information, the procurement of government contracts and the conduct of lobbying and other activities

•	changes in market valuations of other companies in our industry

•	the expiration of the applicable restriction periods to which the Class A preferred stock is subject or the conversion of certain shares of Class A preferred stock held in our retirement plans prior to the expiration of the applicable restrictions, which could result in additional shares of our common stock being sold in the market

•	general market and economic conditions

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures

•	additions or departures of key personnel

•	sales of our common stock, including sales by our directors and officers or our principal stockholders

•	the relatively small percentage of our stock that is held by non-employees

Fluctuations caused by factors such as these may negatively affect the market price of our common stock. In addition, the other risks described elsewhere in this report could adversely affect our stock price.

Our Class A preferred stock is subject to restrictions on transferability and conversion that limits the ability of holders to convert and sell their shares in the public market.

Our Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market. In addition, the different series of Class A preferred stock, except for certain shares held in the Company’s retirement plans, will not be transferable or convertible into common stock until applicable restriction periods pertaining to each series expire. These restrictions limit the ability of holders of Class A preferred stock to convert their shares and sell them in the public market. Holders of Class A preferred stock are also prohibited from buying a put option, selling a call option, short selling or entering into any other hedging or insurance transaction relating to their Class A preferred stock during these restriction periods. Because shares of our common stock are publicly traded and Class A preferred stock is ultimately convertible into common stock, we have discontinued our limited market.

The concentration of our capital stock ownership with our employee benefit plans, executive officers, employees and directors and their respective affiliates will limit the ability of common stockholders to influence corporate matters.

Our Class A preferred stock has 10 votes per share and our common stock, which is publicly traded, has one vote per share. Immediately after the completion of our initial public offering in October 2006, our employee benefit plans, executive officers, employees and directors and their respective affiliates together owned more than 50% of our outstanding capital stock and were able to exercise a majority of the voting power. For the foreseeable future, they will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. As a result of this dual-class structure, our employee benefit plans, executive officers, employees and directors and their respective affiliates may be able to control all matters submitted to our stockholders for approval, even if they come to own less than 50% of the outstanding shares of our capital stock, except to the extent that holders of common stock may be entitled to vote as a separate class under the General Corporation Law of the State of Delaware. This concentrated control will limit the ability of

SAIC, INC.

the common stockholders to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Science Applications International Corporation declared a special dividend payable to its stockholders of record as of October 12, 2006. The net proceeds from the initial public offering of our common stock was less than the amount of this dividend and we now have less cash available after the offering and the payment of the special dividend.

Science Applications International Corporation declared a special dividend to holders of record of Science Applications International Corporation class A and class B common stock as of October 12, 2006. The special dividend was approximately $2.45 billion in the aggregate and exceeded the net proceeds from the public offering by approximately $1.2 billion. As a result of the payment of the special dividend, we have less cash available for working capital, capital spending and possible investments and acquisitions and may need to borrow funds for operating capital. Additionally, this reduction in our cash balances may result in a downgrade in our credit rating, which may increase our borrowing costs.

Except for the special dividend, we do not intend to pay dividends on our capital stock.

We have never declared or paid any cash dividend on our capital stock other than the special dividend. We do not expect to pay any dividends on our capital stock in the foreseeable future and intend to retain any future earnings to finance our operations and growth.

The Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting as of fiscal 2008 and requires our independent registered public accounting firm to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could cause some investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls as of January 31, 2008. Our independent registered public accounting firm is also required to test, evaluate and report on management’s assessment of internal control.

In the second quarter of fiscal 2005, we reported the existence of a “material weakness” in our internal controls relating to income tax accounting. During a review and reconciliation of our worldwide income tax liabilities, we identified an overstatement of income tax expense of $13 million related to fiscal 2003 (which was corrected in an amendment to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004). Although we believe we have remediated this weakness, similar or other weaknesses may be identified. If we conclude that our controls are not effective or if our independent registered public accounting firm concludes that either our controls are not effective or that we did not appropriately document and test our controls, investors could lose confidence in, or otherwise be unable to rely on, our reported financial information, which could adversely affect the trading price of our common stock.

Future sales of substantial amounts of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

We cannot predict the effect, if any, that market sales of our common stock or the availability of shares for sale will have on the market price prevailing from time to time. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

SAIC, INC.

As of October 31, 2006, there were 409.84 million shares of our common and Class A preferred stock outstanding. Of these shares, 86.25 million shares of common stock sold in the public offering are freely transferable. The remaining 323.59 million shares are shares of Class A preferred stock. Most of these shares are subject to restrictions on transfer and conversion into common stock that lapse over a 360-day period following the commencement of trading of our common stock on the NYSE on October 13, 2006. However, as a result of the enactment of the Pension Protection Act of 2006, up to an estimated 100 million shares of the Class A preferred stock held in our retirement plans may be converted into common stock and sold at the direction of plan participants effective January 1, 2007. These shares represent approximately 30% of the shares of Class A preferred stock that were outstanding as of October 31, 2006.

The holders of Class A preferred stock have owned shares of our stock for many years and have not had access to a public market in which to sell their shares. After the restriction periods expire or the diversification rights of the Pension Protection Act of 2006 otherwise become applicable, shares of Class A preferred stock will be convertible on a one-for-one basis into shares of common stock. A significant number of holders of our Class A preferred stock may convert their shares to take advantage of the public market in common stock. Subject to certain limitations, those shares of common stock will be freely tradable without restriction following their conversion. In addition to outstanding shares eligible for sale, additional shares of our Class A preferred stock are issuable under stock options that were outstanding upon completion of the public offering. Substantial sales of these shares could adversely affect the market price of our common stock.

Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•	Our certificate of incorporation provides for Class A preferred stock, which initially will give our employee benefit plans, executive officers, employees and directors and their respective affiliates voting control over all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other business combination that other stockholders may view as beneficial.

•	Our certificate of incorporation provides that our bylaws and certain provisions of our certificate of incorporation may be amended only by two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to our certificate of incorporation and bylaws, which could delay, discourage or prevent a merger, acquisition or business combination that our stockholders may consider favorable.

•	Our certificate of incorporation generally provides that mergers and certain other business combinations between us and a related person be approved by the holders of securities having at least 80% of our outstanding voting power, as well as by the holders of a majority of the voting power of such securities that are not owned by the related person. This supermajority voting requirement could prevent a merger, acquisition or business combination that our stockholders may consider favorable.

•	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•

Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to

SAIC, INC.

issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

•	Our board of directors is classified and members of our board of directors serve staggered terms.

•	Our classified board structure may discourage unsolicited takeover proposals that stockholders may consider favorable.

As a Delaware corporation, we are also subject to certain restrictions on business combinations. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years, or among other things, the board of directors has approved the business combination or the transaction pursuant to which such person became a 15% holder prior to the time the person became a 15% holder. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities by the Company

The following table presents repurchases (i) of common stock by Science Applications International Corporation (as adjusted to reflect the conversion of stock and exchange ratio in the reorganization merger) and (ii) of Class A preferred stock by SAIC, Inc. during the three months ended October 31, 2006:

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2006—August 31, 2006	614,162	$23.63	—	—
September 1, 2006—September 30, 2006	474,414	$23.64	—	—
October 1, 2006—October 31, 2006	3,434,490	$20.51	—	—

Total	4,523,066	$21.26	—	—

(1)	Includes shares purchased as follows:

	August	September	October
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	383,536	436,128	297,386
From SAIC’s retirement plans	—	—	3,013,394
In privately negotiated transactions	230,626	38,286	123,710

Total	614,162	474,414	3,434,490

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of retirement plans or non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited without the payment of any consideration to the holder or (iv) newly issued shares acquired in connection with employee exercise of non-qualified stock options to satisfy employees’ statutory tax withholding obligations related to exercise of the options.

SAIC, INC.

Stock Repurchase Program

In December 2006, SAIC Inc.’s board of directors authorized a stock repurchase program under which the Company may repurchase up to 40 million shares of its common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether any repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Stockholders of Science Applications International Corporation was held on September 27, 2006. At the Special Meeting, the stockholders voted on the following matters:

(i)	A proposal to approve and adopt an Agreement and Plan of Merger, as amended and restated as of July 24, 2006, among Science Applications International Corporation, SAIC, Inc., and SAIC Merger Sub, Inc. The proposal was approved with 118,035,216 votes for and 17,455,141 votes against, while holders of shares having 1,462,738 votes abstained.

(ii)	A proposal to approve and adopt the SAIC, Inc. 2006 Equity Incentive Plan. The proposal was approved with 120,002,652 votes for and 12,620,694 votes against, while holders of shares having 4,329,749 votes abstained.

(iii)	A proposal to approve and adopt the SAIC, Inc. 2006 Employee Stock Purchase Plan. The proposal was approved with 125,958,723 votes for and 7,493,232 votes against, while holders of shares having 3,501,140 votes abstained.

Item 5. Other Information.

Entry into Severance Protection Agreements

As previously reported, we delivered notice to our executive officers on September 28, 2006 of our intent (i) not to renew certain Severance Protection Agreements (“Prior Agreements”) that we had entered into with our executive officers from time to time beginning on September 1, 2005 and (ii) to enter into new Severance Protection Agreements with our executive officers on modified terms (“New Agreements”). As a result, the Prior Agreements will expire according to their terms on December 31, 2006.

Beginning December 12, 2006, we will enter into New Agreements with each of our executive officers, including Kenneth C. Dahlberg (our Chairman and Chief Executive Officer), Mark W. Sopp (our Executive Vice President and Chief Financial Officer) and each of Donald H. Foley, William A. Roper, Jr. and George T. Singley, III (each of whom is designated as one of our “Named Executive Officers” in the final prospectus we filed with the Securities and Exchange Commission on October 13, 2006 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.) Each of the New Agreements is in substantially the same form and contains substantially similar terms as the Prior Agreements, except that we have reduced the amount of cash severance benefits to be paid and have provided benefits in the event certain actions are taken within 30 days prior to a change of control.

Pursuant to the New Agreements, if the officer is either terminated without cause or resigns for good reason during the period of time beginning 30 days prior to and ending 24 months following the occurrence of a change of control, he or she will be paid all accrued salary and a pro rata bonus for the year of termination and a single lump sum generally equal to two and one-half times his or her current salary and bonus amount. The officer will also receive for 36 months following termination such life insurance, disability, medical, dental, hospitalization,

SAIC, INC.

financial counseling and tax consulting benefits as are provided to other similarly situated executives who continue in the employ of the Company and up to 12 months of outplacement counseling. Vesting will be accelerated as provided in our various equity incentive and deferral plans. If an excise tax would be imposed under the Internal Revenue Code on the payments received by an officer under the New Agreement, the officer may elect to receive the full value of the severance payments and pay the excise tax or to have the severance payments reduced to the extent necessary to avoid an excise tax.

The foregoing description of the New Agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of Severance Protection Agreement filed as Exhibit 10.1 to this report.

Adoption of Forms of Nonstatutory Option Agreement and Stock Award Agreement

On December 1, 2006, the Compensation Committee of the board of directors approved and adopted the forms of Nonstatutory Option Agreement and Stock Award Agreement that will be used to make awards of options and restricted stock, respectively, under the SAIC, Inc. 2006 Equity Incentive Plan.

The form of Nonstatutory Option Agreement will be used to award options to purchase shares of SAIC, Inc. common stock that will generally vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The Agreement provides that vesting will accelerate in certain instances, including upon the optionee’s death or disability. The term of the option is five years, provided, however, that the options may terminate sooner in certain instances, such as upon termination of the optionee’s affiliation with the Company or an affiliate. The options must generally be exercised within 90 days of termination (or, in the case of death or permanent disability, prior to the expiration date of the option).

The form of Stock Award Agreement will be used to award restricted shares of SAIC, Inc. class A preferred stock that will generally vest at the rate of 20%, 20%, 20% and 40% after one, two, three and four years, respectively. The Agreement provides that vesting will accelerate in certain instances, including upon the holder’s death or disability. Unvested shares will automatically revert to the Company upon termination of the holder’s affiliation with the Company or an affiliate, except in certain instances specified in the Agreement.

The foregoing description of the forms of Nonstatutory Option Agreement and Stock Award Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the forms of Nonstatutory Option Agreement and Stock Award Agreement filed as Exhibits 10.2 and 10.3, respectively, to this report.

Item 6. Exhibits.

10.1	Form of Severance Protection Agreement

10.2	Form of Nonstatutory Option Agreement under Registrant’s 2006 Equity Incentive Plan

10.3	Form of Stock Award Agreement under Registrant’s 2006 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.

Date: December 13, 2006	/S/ MARK W. SOPP
Executive Vice President and Chief Financial Officer and as a duly authorized officer