Form 10-K
period 2007-01-31
SAIC, Inc.
filed 2007-04-12
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-33072

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

10260 Campus Point Drive, San Diego, California	92121
Address of Registrant’s principal executive offices	Zip Code

Registrant’s telephone number, including area code:

(858) 826-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Class A Preferred Stock, Par Value $.0001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2006, the aggregate value of the voting stock held by non-affiliates of the registrant was $0.00.

As of March 31, 2007, the registrant had 98,203,797 shares of common stock, $.0001 par value per share, issued and outstanding, and 318,847,437 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

The Company

We are a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, as well as to customers in selected commercial markets. Our customers seek our domain expertise to solve complex technical challenges requiring innovative solutions for mission-critical functions in such areas as national security, intelligence and homeland defense. The increase in demand for our services and solutions has been driven by priorities including the ongoing global war on terror and the transformation of the U.S. military.

Science Applications International Corporation was formed in 1969. On October 16, 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation.

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units, on which performance is assessed, are aggregated into the Government or Commercial segments, depending on the nature of the customer, the contractual requirements and the regulatory environment governing the business units’ services. The Corporate and Other segment includes the operations of our internal real estate management subsidiary, Campus Point Realty Corporation, various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not billable to our Government customers referred to as unallowable expenses. For additional information regarding our reportable segments and geographic areas, see Note 17 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Government Segment

Our Government segment provides a wide array of technical services and solutions in the following areas, primarily to U.S. federal, state and local government agencies and foreign governments.

•	Defense. We develop leading-edge concepts, technologies and systems to solve complex challenges facing the U.S. military and its allies.

•

Intelligence. We develop solutions to help the U.S. defense, intelligence and homeland security communities build an integrated intelligence picture, allowing them to be more agile and dynamic in challenging environments and produce actionable intelligence.

•

Homeland Security and Defense. We develop technical solutions and provide systems integration and mission-critical support services to help federal, state, local and foreign governments and private-sector customers protect the United States and allied homelands.

•	Logistics and Product Support. We provide logistics and product support solutions to enhance the readiness and operational capability of U.S. military personnel and weapon and support systems.

•

Systems Engineering and Integration. We provide systems engineering and integration solutions to help our customers design, manage and protect complex information technology (IT) networks and infrastructure.

•

Research and Development. As one of the largest science and technology contractors to the U.S. Government, we conduct leading-edge research and development of new technologies with applications in areas such as national security, intelligence and life sciences.

Revenues from our Government segment accounted for 93% of our total consolidated revenues in fiscal 2007, 2006 and 2005. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. We generated 88%, 89% and 86% of our total consolidated revenues from contracts with the U.S. Government (including all branches of the U.S. military) in fiscal 2007, 2006 and 2005, respectively. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

We own 55% of AMSEC LLC, a consolidated joint venture that provides maintenance engineering and technical support services to the U.S. Navy and marine industry customers. The results of operations of AMSEC LLC are reported in our Government segment.

Commercial Segment

Our Commercial segment provides technology-driven consulting, systems integration and outsourcing services and solutions in selected commercial markets, often based on expertise developed in serving our Government segment customers. This currently includes technical consulting and IT support for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues in fiscal 2007, 2006 and 2005.

Discontinued Operations

On October 27, 2006, we completed the sale of our majority-owned subsidiary, ANXeBusiness Corp. (ANX). On March 15, 2005, we completed the sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia). The operations of ANX and Telcordia are classified as discontinued operations in the consolidated statements of income and cash flows and the notes to consolidated financial statements. ANX’s results of operations had been previously reported in the Commercial segment while Telcordia’s results of operations had been previously reported as our Non-Regulated Telecommunications segment. Our Non-Regulated Telecommunications segment was eliminated upon the sale of Telcordia. For further discussion related to Telcordia, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies—Telkom South Africa” in Part II of this Annual Report on Form 10-K and Note 19 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Other Company Information

Our corporate headquarters are located at 10260 Campus Point Drive, San Diego, California 92121 and our telephone number is (858) 826-6000.

Contracts

We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed-price-level-of-effort, (4) firm-fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates for labor hours, which includes allocable indirect costs and fee or profit, plus reimbursement of our other direct costs. Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP target costs, we can generate more or less than the targeted amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs, plus a specified or target fee or profit, if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as an additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

Contract Procurement

The U.S. Government technology services procurement environment has evolved in recent years due to statutory and regulatory procurement reform initiatives. U.S. Government agencies traditionally have procured technology services and solutions through agency-specific contracts awarded to a single contractor. However, in recent years the number of procurement contracting methods available to U.S. Government customers for services procurement has increased substantially. Today, there are three predominant contracting methods through which U.S. Government agencies procure technology services: traditional single award contracts, U.S. General Services Administration (GSA) Schedule contracts, and single and multiple award indefinite delivery/indefinite quantity (IDIQ) contracts. Each of these is described below:

•

Traditionally, U.S. Government agencies have procured services and solutions through single award contracts which specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and can take a year or more to complete.

•

GSA Schedule contracts are listings of services, products and prices of contractors maintained by the GSA for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, the company must be pre-qualified and awarded a contract by GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs.

•

Single and multiple award IDIQ contracts are contract forms used to obtain commitments from contractors to provide certain products or services on pre-established terms and conditions. Under IDIQ contracts, the U.S. Government issues task orders for specific services or products it needs and the contractor supplies products or services in accordance with the previously agreed-upon terms. The competitive process to obtain task orders is limited to the pre-selected contractor(s). If the IDIQ contract has a single prime contractor, the award of task orders is limited to that party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts, or GWACs. Due to the lower cost, reduced procurement time, and increased flexibility of GWACs, there has been greater use of GWACs among many agencies for large-scale procurements of technology services. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors.

Backlog

Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often incrementally appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts to be earned in the future from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC, GSA Schedule, or other Master Agreement contract vehicles.

The approximate value of our total negotiated backlog for the last two fiscal years was as follows:

	As of January 31
	2007	2006
	(in millions)
Government Segment:
Funded backlog	$4,065	$3,179
Negotiated unfunded backlog	10,214	10,187

Total negotiated backlog	$14,279	$13,366

Commercial Segment:
Funded backlog	$723	$489
Negotiated unfunded backlog	101	5

Total negotiated backlog	$824	$494

Total Consolidated:
Funded backlog	$4,788	$3,668
Negotiated unfunded backlog	10,315	10,192

Total consolidated negotiated backlog	$15,103	$13,860

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract or purchase order at any time. In addition, certain contracts and purchase orders in the Commercial segment may include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

Key Customers

We generated 88%, 89% and 86% of our total consolidated revenues from contracts with the U.S. Government (including all branches of the U.S. military) in fiscal 2007, 2006 and 2005, respectively. Within the U.S. Government, we generated 10% or more of our consolidated revenues during the last three fiscal years from one or more of the U.S. Army, U.S. Navy and U.S. Air Force. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level or with the subsidiary agencies of these customers.

The percentage of total consolidated revenues attributable to these customers for the last three fiscal years was as follows:

	Year Ended January 31
	2007	2006	2005
U.S. Army	17%	16%	13%
U.S. Navy	14	14	13
U.S. Air Force	9	10	11

Competition

Competition for U.S. Government contracts is intense. We compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently form teams with other companies to compete for large contracts, while bidding against team members in other situations. Because of the current industry trend toward consolidation, we expect major changes in the competitive landscape. We believe that our principal competitors include the following companies:

•

Among contractors focused principally on U.S. Government IT and other technical services, we compete primarily with companies such as CACI International Inc, ManTech International Corporation, SRA International, Inc. and L-3 Communications.

•

Among the large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, we compete primarily with engineering and technical services divisions of The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company.

•

Among the diversified commercial and U.S. Government IT providers, we compete primarily with companies such as Accenture Ltd, BearingPoint, Inc., Booz Allen Hamilton Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, International Business Machines Corporation and Unisys Corporation.

We compete on factors including, among others, our technical expertise, our ability to deliver cost-effective solutions in a timely manner, our reputation and standing with government and commercial customers, pricing and the size and scale of our company.

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

We actively pursue opportunities to license our technologies to third parties and enforce our patent rights. We also evaluate potential spin-offs of our technologies.

In connection with the performance of services for customers in the Government segment, the U.S. Government has certain rights to data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose such information to third parties, including, in some instances, our competitors. In the case of subcontracts, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2007, 2006 and 2005, we spent $34 million, $27 million and $25 million, respectively, on IR&D, which was included in selling, general and administrative expenses.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. As a result of the cyclical nature of the U.S. Government budget process, as well as a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we have from time to time experienced higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter.

Regulation

We are heavily regulated in most of the fields in which we operate. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the DoD, NASA, intelligence agencies and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. These laws and regulations, among other things:

•	require certification and disclosure of all cost or pricing data in connection with various contract negotiations

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In order to help ensure compliance with these laws and regulations, all of our employees are required to attend ethics training at least bi-annually and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations (such as the Foreign Corrupt Practices Act), local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks. Some international customers require contractors to comply with industrial cooperation regulations, sometimes referred to as offset programs. Offset programs may require in-country purchases, manufacturing and financial support projects as a condition to obtaining orders or other arrangements. Offset programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements.

Environmental Matters

Our operations, including the environmental consulting and investigative services we provide to third parties, and our ownership or operation of real property are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Failure to comply with those laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to have to incur costs to change or upgrade or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to contamination for which we are otherwise liable or relating to exposure to or the mishandling of chemicals or other hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2007, we employed approximately 44,100 full and part-time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products provided by us are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Because of our growth and the increased competition for qualified personnel, it has become more difficult to meet all of our needs for these employees in a timely manner and this has affected our growth in recent years. We intend to continue to devote significant resources to recruit and retain qualified employees.

Company Website and Information

Our website can be found on the Internet at www.saic.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at the following address or telephone number:

SAIC, Inc.

10260 Campus Point Drive

San Diego, CA 92121

Attention: Corporate Secretary

Telephone: (858) 826-6000

Item 1A.	Risk Factors

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

We are heavily dependent upon the U.S. Government as our primary customer and we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. We generated 88%, 89% and 86% of our total consolidated revenues from the U.S. Government (including all branches of the U.S. military) in fiscal 2007, 2006 and 2005, respectively. We generated 10% or more of our consolidated revenues during the last three fiscal years from one or more of the U.S. Army, U.S. Navy and U.S. Air Force.

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

Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 70% of our total consolidated revenues in fiscal 2007. Changes in the budgetary priorities of the U.S. Government, or the DoD, could directly affect our operating results. For example, the U.S. defense budget declined in the late 1980s and the early 1990s, resulting in a slowing of new program starts, program delays and program cancellations. These reductions caused most defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. While spending authorizations for defense-related programs by the U.S. Government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, the results of which may shift DoD budgetary priorities or reduce overall U.S. Government spending for defense-related programs, including programs from which we expect to derive a significant portion of our revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, or a significant shift in its spending priorities, or the substantial reduction or elimination of particular defense-related programs, would adversely affect our future revenues and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget process could delay procurement of our services and solutions and have an adverse effect on our future revenues.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of our services and solutions. We have from time to time experienced a decline in revenues in our quarter ending January 31 as a result of this annual budget cycle, and we could experience similar declines in revenues if the budget process is delayed significantly in future years. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our Government segment could be adversely affected. For example, the delay in the approval of a supplemental spending bill in government fiscal 2006 resulted in procurement delays by the U.S. Government.

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

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as Cost Accounting Standards, at any time. In addition, the U.S. Government may face restrictions or pressure regarding the amount of services the U.S. Government may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Recent and proposed legislation, which if adopted, may potentially result in added costs on our business and our failure to comply with new laws and regulations could adversely affect our financial condition and operating results. Congressional legislation and initiatives dealing with procurement reform and shifts in the buying practices of government agencies resulting from those proposals could have adverse effects on government contractors, including us. Potential changes under consideration include attempts to increase the use of fixed price contracts which would transfer the assumption of some risks from the U.S. Government to the performing contractors. Additionally, recent increases in congressional scrutiny and investigations into business practices and into major programs supported by contractors could lead to increased legal costs and has the potential to adversely effect the reputation and profitability of targeted companies. The passage of additional provisions or the acceleration of enactment of legislation already passed relating to the withholding of taxes on payments from the U.S. Government could pose a significant risk to cash flow and would carry significant implementation and administrative cost burdens.

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

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. To date, none of our audits has resulted in significant adjustment and all of our indirect contract costs have been agreed upon through fiscal 2004 and are not subject to further adjustment. We have recorded contract revenues in fiscal 2005 through 2007 based upon costs we believe will be approved upon final audit. However, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our profitability could be adversely affected.

The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

We obtain many of our contracts with the U.S. Government through a competitive bidding process and expect that much of the business that we seek in the foreseeable future will be awarded through competitive bidding. The competitive bidding process imposes substantial costs and presents a number of risks, including the substantial cost and managerial time we spend to prepare bids and proposals for competitively awarded contracts that may not be awarded to us, our failure to accurately estimate the resources and costs that will be required to service any contract we win, and the risk that we may encounter expense, delay or modifications to previously awarded contracts as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

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

As of January 31, 2007, our total consolidated negotiated backlog was $15.1 billion, which included $4.8 billion in funded backlog. The U.S. Government’s ability not to exercise contract options or to modify, curtail or terminate our major programs or contracts makes the calculation of backlog subject to numerous uncertainties. Due to the uncertain nature of our contracts with the U.S. Government and the rights of our customers in our Commercial segment to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenue and growth prospects may be adversely affected.

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and, in particular, the following risks:

•	a reduction of government funding or delay in the completion of the U.S. Government’s budget process

•	decisions by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts

•	the potential decline in our overall profit margins if our material and subcontract revenues grow at a faster rate than labor-related revenues

•	failure to accurately estimate or control costs under firm-fixed-price (FFP) contracts

•	adverse judgments or settlements in legal disputes

•	expenses related to acquisitions, mergers or joint ventures

•	other one-time financial charges

•	seasonality of our business

We use estimates when entering into various contractual commitments and in recognizing revenues. If we are unable to accurately estimate the costs, time and resources, or to effectively manage and control costs, associated with these contractual commitments, or if we make changes to estimates used in recognizing revenue, our profitability may be adversely affected.

Over the last three fiscal years, an average of 17% of our total consolidated revenues were derived from FFP and target cost and fee with risk sharing contracts, in which we bear risk that our actual costs may exceed the estimated costs on which the prices are negotiated. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make these contracts less profitable or unprofitable. We have recorded losses on FFP contracts from time to time, including our FFP contract with the Greek government (Greek contract) See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitment and Contingencies” in Part II of this Annual Report on Form 10-K. Future losses could have a material adverse effect on our profitability.

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

We are making significant changes to our internal financial systems through fiscal 2009, which could subject us to systems failures. System disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner.

We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our or our customers’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

The systems and networks that we maintain for our customers could also fail. If a system or network that we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we might incur and, as a result, our future results could be adversely affected.

Adverse judgments or settlements in legal disputes could require us to pay potentially large damage awards, which would adversely affect our cash balances and profitability.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. The litigation and other claims described in this report are subject to inherent uncertainties and management’s view of these matters may change in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies” in Part II of this Annual Report on Form 10-K and Note 19 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

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

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to generate new business. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

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

Because we are a U.S. Government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant adverse impact on our business and reputation. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business.

Our services and operations sometimes involve using, handling or disposing of hazardous materials, which could expose us to potentially significant liabilities.

Our services sometimes involve the investigation or remediation of environmental hazards, as well as the use, handling or disposal of hazardous materials. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for contamination. Furthermore, failure to comply with these environmental protection and health and safety laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Although we have not incurred any significant costs related to environmental matters to date, any violations of, or liabilities pursuant to, these laws or regulations could adversely affect our financial condition and operating results.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if material and subcontract revenues grow at a faster rate than labor-related revenues.

Our revenues are generated from either the efforts of our technical staff, which we refer to as labor-related revenues, or the receipt of payments for the costs of materials and subcontracts used on a contract, which we refer to as material and subcontract (M&S) revenues. Generally, our M&S revenues have lower profit margins than our labor-related revenues. M&S revenues accounted for 36%, 37% and 36% of our total consolidated revenues for fiscal 2007, 2006 and 2005, respectively. If M&S revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

Acquisitions, investments and joint ventures could result in operating difficulties, dilution and other adverse consequences to our business.

Growth through acquisitions of new businesses, investments and joint ventures is an important part of our strategy and we expect that a significant portion of our planned growth will continue to come from these transactions. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments and joint ventures pose many risks, including:

•	we may not be able to continue to identify attractive acquisitions or joint ventures

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

Acquired entities or joint ventures may not operate profitably. Additionally, we may not realize anticipated synergies and acquisitions may not result in improved operating performance. If our acquisitions, investments or joint ventures fail or perform poorly, our business and financial results could be adversely affected.

In conducting our business, we depend on other contractors and subcontractors. If these parties fail to satisfy their obligations to us or the U.S. Government, or if we are unable to maintain these relationships, our revenues, profitability and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor may be jeopardized. During the past five fiscal years, on several occasions we have incurred an insignificant amount of losses resulting from the failure of our subcontractors to perform their subcontract obligations. Although significant losses due to subcontractor performance problems have been rare, significant losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders, especially if the customer is an agency of the U.S. Government.

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

Approximately 3% of our total consolidated revenues in each of fiscal 2007, 2006 and 2005 was generated by our entities outside of the United States. Additionally, our domestic entities periodically enter into contracts with foreign customers. These international business operations are subject to a variety of the risks associated with conducting business internationally, including:

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

Although revenues derived from our international operations have been relatively low, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business. Failure to comply with U.S. Government laws and regulations applicable to international business like the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government. Additionally, these risks relating to international operations may expose us to potentially significant contract losses. For example, we have incurred significant losses under our Greek contract, and a portion of these losses may be attributable to difficulties associated with conducting business internationally.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive in both the Government and Commercial segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized entities that are able to concentrate their resources on particular areas. In the Government segment, we compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers.

Our existing indebtedness may affect our ability to take certain extraordinary corporate actions and may negatively affect our ability to borrow additional amounts at favorable rates.

As of January 31, 2007, we had approximately $1.23 billion in notes payable and long-term debt. The terms of our revolving credit facility place certain limitations on our ability to undertake extraordinary corporate transactions, such as a sale of significant assets. As a result, it may be more difficult for us to take these actions and the interests of our creditors in such transactions may be different from the interests of our stockholders. Additionally, the existence of this debt may make it more difficult for us to borrow additional amounts at favorable rates. For additional information regarding our existing indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Outstanding Indebtedness” in Part II of this Annual Report on Form 10-K and Note 8 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Risks Relating to Our Stock

Our common stock has only recently become publicly traded, and the price of our common stock may fluctuate substantially.

There was no public market for our stock prior to the completion of our initial public offering of our common stock in October 2006. The market price at which our common stock trades is determined by market forces. The public investors who trade in our common stock may give different weight to factors or valuation methodologies or consider new factors or valuation methodologies other than those relied upon in determining the historical price of Science Applications International Corporation’s common stock. Therefore, the market price at which our common stock trades may be lower than the historical prices of Science Applications International Corporation’s common stock.

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

•	failure to comply with the requirements of the Sarbanes-Oxley Act of 2002

•	changes in market valuations of other companies in our industry

•	the expiration of the applicable restriction periods to which the Class A preferred stock is subject could result in additional shares of our common stock being sold in the market

•	general market and economic conditions

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures

•	additions or departures of key personnel

•	sales of our common stock, including sales by our directors and officers or our principal stockholders

•	the relatively small percentage of our stock that is held by non-employees

Fluctuations caused by factors such as these may negatively affect the market price of our common stock. In addition, the other risks described elsewhere in this report could adversely affect our stock price.

Our Class A preferred stock is subject to restrictions on transferability and conversion that limits the ability of holders to convert the shares into common stock and sell their shares in the public market.

Our Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market. In addition, the different series of Class A preferred stock, except for certain shares held in our retirement plans, will not be transferable or convertible into common stock until applicable restriction periods pertaining to each series expire. These restrictions limit the ability of holders of Class A preferred stock to convert their shares into common stock and sell them in the public market. Holders of Class A preferred stock are also prohibited from buying a put option, selling a call option, short selling or entering into any other hedging or insurance transaction relating to their Class A preferred stock during these restriction periods.

The concentration of our capital stock ownership with our employee benefit plans, executive officers, employees and directors and their respective affiliates limits the ability of common stockholders to influence corporate matters.

Our Class A preferred stock, which as of January 31, 2007, represented 78% of our outstanding capital stock, has 10 votes per share and our common stock, which is publicly traded, has one vote per share. Class A preferred stock is held by our employee benefit plans, executive officers, employees and directors and their respective affiliates. They are able to exercise a majority of the voting power and for the foreseeable future, will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets. As a result of this dual-class structure, our employee benefit plans, executive officers, employees and directors and their respective affiliates may be able to control all matters submitted to our stockholders for approval, even if they come to own less than 50% of the outstanding shares of our capital stock, except to the extent that holders of common stock may be entitled to vote as a separate class under the General Corporation Law of the State of Delaware. This concentrated control limits the ability of the common stockholders to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

As of January 31, 2007, there were 92 million shares of common stock outstanding and 320 million shares of Class A preferred stock outstanding. The common stock is freely transferable. Shares of Class A preferred stock are subject to restrictions on transfer and conversion into common stock that lapse over a 360-day period following the commencement of trading of our common stock on the New York Stock Exchange (NYSE) on October 13, 2006. However, as a result of certain diversification rights provided pursuant to the Pension Protection Act of 2006, certain shares of Class A preferred stock held in our retirement plans may be converted into common stock and sold at the direction of plan participants effective January 1, 2007. As of January 31, 2007, approximately 132 million shares of Class A preferred stock were freely transferable and convertible into common stock. An additional 39 million shares of Class A preferred stock became transferable and convertible into common stock on April 11, 2007. An additional 59 million shares of Class A preferred stock will become transferable and convertible into common stock on both July 10, 2007 and October 8, 2007. In addition, approximately 31 million shares of Class A preferred stock are subject to vesting or other restrictions on transferability which will lapse in the future.

The holders of Class A preferred stock have owned shares of our stock for many years and prior to our initial public offering, did not have access to a public market in which to sell their shares. After the restriction periods expire, a significant number of holders of our Class A preferred stock may convert their shares to take advantage of the public market in common stock. Subject to certain limitations, those shares of common stock will be freely tradable without restriction following their conversion. In addition to outstanding shares eligible for sale, additional shares of our Class A preferred stock are issuable under stock options that were outstanding upon completion of the initial public offering. Substantial sales of these shares could adversely affect the market price of our common stock.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

Our certificate of incorporation provides for Class A preferred stock, which currently gives our employee benefit plans, executive officers, employees and directors and their respective affiliates voting control over all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other business combination that other stockholders may view as beneficial.

•

Our certificate of incorporation provides that our bylaws and certain provisions of our certificate of incorporation may be amended by only two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to our certificate of incorporation and bylaws, which could delay, discourage or prevent a merger, acquisition or business combination that other stockholders may consider favorable.

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

•

Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

•

Our board of directors is currently classified and members of our board of directors serve staggered terms. Although the board of directors is proposing to stockholders the elimination of the classified board structure, such structure cannot be changed without the approval of two-thirds or more voting power of all of the outstanding shares entitled to vote. If the proposal is not approved, our classified board structure may discourage unsolicited takeover proposals that stockholders may consider favorable.

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

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in the U.S. budget process;

•	changes in U.S. Government procurement rules and regulations;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	the outcome of U.S. Government audits of our company;

•	our ability to win contracts with the U.S. Government and others;

•	our ability to attract, train and retain skilled employees;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to obtain required security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others

•	our ability to acquire businesses and make investments;

•	our ability to manage risks associated with our international business;

•	our ability to compete with others in the markets in which we operate; and

•	our ability to execute our business plan effectively and to overcome these and other known and unknown risks that we face.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements. These factors are discussed elsewhere in this report, including under this “Item 1A. Risk Factors.” We do not intend to update any of the forward-looking statements or to conform these statements to actual results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of January 31, 2007, we conducted our operations in approximately 400 offices located in 43 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10 million square feet of space. Of this total, we own approximately 2.6 million square feet, and the remaining balance is leased. Our major locations are in the San Diego, California and Washington, D.C. metropolitan areas, where we occupy approximately 1.2 million square feet of space and 2.7 million square feet of space, respectively.

We own and occupy the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	7	650,000	22.2
Vienna, Virginia	2	272,000	14.7
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	100,000	11.3
Columbia, Maryland	1	96,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,000	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	24,000	3.1

The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note 15 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3.	Legal Proceedings

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Although Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court, Telcordia prevailed on its appeal to the South African Supreme Court. In its November 2006 decision, the South African Supreme Court set aside the trial court decision, thereby reinstating the original arbitration decision of September 27, 2002. The South African Supreme Court also awarded Telcordia its attorney fees in the South Africa trial court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa, which was denied.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. Under the schedule established by the arbitrator, Telkom South Africa is required to submit its statement of defense and document production by April 27, 2007. The arbitration hearing to establish Telcordia’s damages is scheduled to commence in September 2007.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed the ruling of the United States District Court to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision. Telkom South Africa filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision, which was denied.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2007 and 2006.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $109 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. After extended negotiations, on March 29, 2007, the parties executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various systems can be completed and provides for, among other things, the following:

•	acceptance of 20 of the 29 subsystems within 70 days of the execution of the modification

•	payment of $33 million within 30 days of our submitting an invoice for certain work already performed

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the appropriate price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $10 million. As the modification to the Greek contract resolved the technical, contractual and financial disputes between the parties, the arbitration proceedings initiated by us on April 21, 2006 were dismissed.

Subcontracts. We subcontracted a significant portion of the requirements under the original Greek contract, including the lease of certain equipment and TETRA network services. In connection with the modification of the prime contract, we entered into a modification of the subcontract with our principal subcontractor that generally contains the same terms as the prime contract with respect to the subcontracted work. All of the remaining deliverables under the modified Greek contract will be performed by subcontractors.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of January 31, 2007. We recorded $2 million of losses relating to foreign currency translation in fiscal year 2007 and $83 million and $34 million of losses in fiscal 2006 and 2005, respectively. The $123 million loss reflected our estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date. Although we expect to receive payments in accordance with the terms of the modified Greek contract, our accounting as of January 31, 2007 was based on cash received to date. Through January 31, 2007, we have recognized revenues of $120 million, which represents a portion of the $147 million of cash received to date based upon the percentage-of-completion method of revenue recognition.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive the payments as required under the modified Greek contract, we may recognize a reversal of a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, we have not adjusted the previously recognized losses on this contract.

We have $15 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, prior to the Greek contract modification, the Customer had the right to call all of the $196 million of letters of credit, consisting of advance payment letters of credit ($162 million) and good performance letters of credit ($34 million), outstanding by submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under the Greek contract. The letters of credit supporting the offset bonds ($53 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the Greek contract. Based on the modified Greek contract, the Customer does not currently have the right to call any of these bonds and the amount of the advance payment letters of credit is required to be reduced by at least $117 million, which represents the final value of the 20 subsystems to be accepted within 70 days after March 29, 2007. If the standby letters of credit are called based on a future failure to fulfill our obligations under the Greek contract, we may have the right to call some or all of the $104 million of bonds provided by our subcontractors in connection with their work under the Greek contract.

If we and our subcontractors are unable to perform the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against us, our bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill our obligations. This could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

INTESA Joint Venture

We held a 60% interest in Informática, Negocios y Tecnología, S.A., (INTESA), a Venezuelan joint venture we formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America. INTESA derived substantially all its revenues from an outsourcing services agreement with PDVSA. The services agreement expired on June 30, 2002 and INTESA subsequently ceased operations. The operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent.

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA, SAIC and SAIC Bermuda, our wholly-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

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

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We have defended and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. Pursuant to the terms of the definitive stock purchase agreement for the sale of our Telcordia subsidiary, we will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Key Officers

The following is a list of the names and ages (as of April 6, 2007) of all of our key officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected or until their earlier resignation or retirement.

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson	50	Group President since October 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from January 2002 to August 2005, and Senior Vice President and General Manager of the Systems Engineering Group from November 1998 to January 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.
Kenneth C. Dahlberg	62	Chairman of the Board since July 2004 and Chief Executive Officer and Director since November 2003. Mr. Dahlberg served as President from November 2003 to March 2006. Prior to joining us, Mr. Dahlberg served as Corporate Executive Vice President of General Dynamics Corp. from March 2001 to October 2003. Mr. Dahlberg served as President of Raytheon International from February 2000 to March 2001, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997. Mr. Dahlberg has served as a director of Teledyne Technologies since February 2006.
Steven P. Fisher	46	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.
Donald H. Foley	62	Executive Vice President since July 2000. Dr. Foley has held various positions with us since 1992, including serving as Chief Engineering and Technology Officer from January 2005 to January 2007, Group President from February 2004 to January 2005, Sector Vice President from 1992 to July 2000 and a Director from 2002 to 2007.
John R. Hartley	41	Senior Vice President and Corporate Controller since August 2005. Mr. Hartley has held various positions with our finance organization since 2001. For 12 years prior to that, he was with the accounting firm currently known as Deloitte & Touche LLP.

Larry J. Peck	59	Group President since February 2004. Mr. Peck has held various positions with us since 1978, including serving as a Sector Vice President from 1994 to February 2004.

Lawrence B. Prior, III	51	Group President since February 2005. Prior to joining us, Mr. Prior served as Chief Financial Officer and then President and Chief Executive Officer of LightPointe Communications, Inc. from 2000 until 2004.

Name of officer	Age	Position(s) with the company and prior business experience
Arnold L. Punaro	60	Executive Vice President, Government Affairs, Communications and Support Operations since February 2005. Mr. Punaro has held various positions with us since 1997 including Sector Vice President and Senior Vice President, Director of Corporate Development. Mr. Punaro also served as the Staff Director of the Senate Armed Services Committee and retired as a Major General in the United States Marine Corps Reserve.
William A. Roper, Jr.	61	Executive Vice President since December 2005. Mr. Roper served as Corporate Executive Vice President from 2000 to 2005, Senior Vice President from 1990 to 1999, Chief Financial Officer from 1990 to October 2000 and Executive Vice President from 1999 to 2000. Mr. Roper has served as a director of VeriSign, Inc. since November 2003.
Douglas E. Scott	50	Secretary since July 2003, Senior Vice President since January 1997 and General Counsel since 1992. Mr. Scott has held various positions with us since 1987, including serving as a Corporate Vice President from 1992 to January 1997.
George T. Singley, III	62	Group President since February 2004. Mr. Singley has held various positions with us since 1998, including serving as a Sector Vice President from 2001 to February 2004 and Group Senior Vice President from 2000 to 2001.
Theoren P. Smith, III	52	Executive Vice President and Chief Technology Officer since January 2007. Dr. Smith served as Group President from February 2005 to January 2007, Sector Vice President from July 2002 to February 2004 and Executive Vice President, Federal Business from February 2004 to February 2005. From 2000 to March 2002, Dr. Smith served as Global Chief Technology Officer at Cable & Wireless, PLC and as President of Cable & Wireless USA, Inc., which filed for bankruptcy protection in December 2003. Dr. Smith also served as Senior Vice President and Chief Technology Officer at Road Runner, LLC from 1999 to 2000.
Mark W. Sopp	41	Executive Vice President and Chief Financial Officer since November 2005. Mr. Sopp had served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation since April 2001, prior to which he had served as a Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, since 1998.
Joseph P. Walkush	55	Executive Vice President since July 2000 and a Director since April 1996. Mr. Walkush has held various positions with us from 1976 to 1979 and since 1981, including serving as a Sector Vice President from 1994 to 2000.
John H. Warner, Jr.	66	Executive Vice President since December 2005. Dr. Warner has held various positions with us since 1973, including serving as Chief Administrative Officer from 2003 to 2006, Corporate Executive Vice President from 1996 to 2005, Executive Vice President from 1989 to 1996 and a Director from 1988 to 2006. Dr. Warner is retiring from the Company in June 2007.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders (2007 Proxy Statement).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 16, 2006, a reorganization merger was completed whereby Science Applications International Corporation became a wholly-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock.

Our common stock is listed on the New York Stock Exchange (NYSE) and commenced trading on October 13, 2006, under the ticker symbol “SAI.” Our Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market and is subject to restrictions on transfer and conversion into common stock that lapse over a 360-day period following the commencement of trading of our common stock on the NYSE, or October 13, 2006. The restriction periods expire on January 11, 2007 for series A-1 preferred stock, April 11, 2007 for series A-2 preferred stock, July 10, 2007 for series A-3 preferred stock and October 8, 2007 for series A-4 preferred stock. After the restriction periods expire, the shares of Class A preferred stock are convertible on a one-for-one basis into shares of common stock. In addition, as a result of certain diversification rights provided pursuant to the Pension Protection Act of 2006, certain shares of Class A preferred stock held in our retirement plans were eligible to be converted into common stock and sold at the direction of plan participants effective January 1, 2007. We expect that the market price of our common stock will determine the value of our Class A preferred stock.

Historical Stock Prices

The range of high and low sales prices at closing of our common stock on the NYSE for each fiscal quarter during the fiscal year ended January 31, 2007, following the commencement of trading on October 13, 2006, was as follows:

	2007
Fiscal Quarter	High	Low
3rd quarter (October 13, 2006 to October 31, 2006)	$20.33	$17.27
4th quarter (November 1, 2006 to January 31, 2007)	$20.20	$17.41

Holders of Common Stock and Class A Preferred Stock

As of March 31, 2007, there were approximately 165 and 41,500 holders of record of our common stock and Class A preferred stock, respectively. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Substantially all of the Class A preferred stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans. Holders of Class A preferred stock are entitled to ten votes per share and holders of common stock are entitled to one vote per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, except for a special dividend declared by Science Applications International Corporation of $15 per share on its Class A common stock and $300 per share on its Class B common stock that was declared prior to, and paid after, the reorganization merger and initial public offering. We do not expect to pay any cash dividends in the foreseeable future and we currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay dividends on our stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

Purchases of Equity Securities

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

The following table presents repurchases of our stock during the quarter ended January 31, 2007:

Period	(a) Total Number of Shares Purchased (1) (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2006 – November 30, 2006	878,942	$19.74	—	40,000,000
December 1, 2006 – December 31, 2006	838,445	18.40	446,600	39,553,400
January 1, 2007 – January 31, 2007	3,540,136	18.01	1,953,250	37,600,150

Total	5,257,523	$18.36	2,399,850

(1)	Includes shares purchased by SAIC or affiliated purchasers as follows:

	November	December	January
Under publicly announced plans or programs	—	446,600	1,953,250
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	716,437	385,197	1,076,933
In privately negotiated transactions	162,505	6,648	509,953

Total	878,942	838,445	3,540,136

(2)	Does not include (i) shares purchased by the agent of SAIC’s Employee Stock Purchase Plan for the benefit of the plan’s participants, (ii) shares issued directly to the trusts of SAIC’s retirement plans or SAIC’s non-qualified stock plans for the benefit of the plans’ participants, (iii) shares forfeited to SAIC without the payment of any consideration to the holder or (iv) newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees statutory tax withholding obligations related to the options.

Item 6.	Selected Financial Data

You should read the selected consolidated financial data presented below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below under “Consolidated Statement of Income Data” for the years ended January 31, 2007, 2006 and 2005 and the selected consolidated financial data presented below under “Consolidated Balance Sheet Data” as of January 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data presented below under “Consolidated Statement of Income Data” for the years ended January 31, 2004 and 2003 and under “Consolidated Balance Sheet Data” as of January 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The following selected consolidated financial data as of and for the years ended January 31, 2006, 2005, 2004 and 2003 has been reclassified to conform to the year ended January 31, 2007 presentation of ANX as discontinued operations. In addition, per share amounts have been restated to give effect for the reorganization merger described in Note 1 of the notes to consolidated financial statements.

	Year Ended January 31
	2007	2006	2005	2004	2003
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$8,294	$7,775	$7,172	$5,821	$4,826
Cost of revenues	7,184	6,794	6,277	5,045	4,163
Selling, general and administrative expenses	525	491	414	375	342
Goodwill impairment	—	—	—	7	13
Gain on sale of business units, net	—	—	(2)	—	(5)

Operating income	585	490	483	394	313
Interest income	117	97	45	49	37
Interest expense	(92)	(89)	(88)	(80)	(45)
Minority interest in income of consolidated subsidiaries	(12)	(12)	(13)	(10)	(8)
Other income (expense), net (1)	5	(8)	(28)	10	(128)

Income from continuing operations before income taxes	603	478	399	363	169
Provision for income taxes	234	137	130	140	62

Income from continuing operations	369	341	269	223	107
Income from discontinued operations, net of tax	22	586	140	128	152

Net income	$391	$927	$409	$351	$259

Earnings per share:
Basic:
Income from continuing operations	$1.05	$.98	$.74	$.60	$.27
Income from discontinued operations	.06	1.68	.38	.35	.39

	$1.11	$2.66	$1.12	$.95	$.66

Diluted:
Income from continuing operations	$1.01	$.95	$.72	$.59	$.26
Income from discontinued operations	.06	1.63	.37	.34	.38

	$1.07	$2.58	$1.09	$.93	$.64

Common equivalent shares:
Basic	352	348	365	370	392

Diluted	364	359	375	377	406

	As of January 31
	2007	2006	2005	2004	2003
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$4,558	$5,655	$6,010	$5,540	$4,876
Long-term debt	1,199	1,192	1,215	1,232	897
Other long-term liabilities	104	111	99	86	75
Stockholders’ equity	1,536	2,807	2,351	2,203	2,020
Cash dividends per share declared and paid(2)	15	—	—	—	—

(1)	Includes impairment losses of $108 million on marketable equity securities and other private investments in 2003.
(2)	Science Applications International Corporation declared and paid a dividend of $15 per share of Class A common stock and $300 per share of Class B common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes. In addition to historical consolidated financial information, the following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2007 as fiscal 2007.

Overview

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation.

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

Significant events impacting our operations and/or liquidity during the past three fiscal years include:

•

Reorganization Merger. Pursuant to the reorganization merger on October 16, 2006, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc. The number and exercise price of stock options outstanding were also adjusted for this exchange, as well as for the declaration and payment of the special dividend discussed below.

•

Initial Public Offering. We completed an initial public offering of 86.25 million shares of common stock in October 2006, resulting in net proceeds of $1.24 billion, after deducting underwriting commissions and discounts and other offering-related costs. Although shares of common stock contain the same economic rights as shares of Class A preferred stock, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The issuance of these shares of common stock adversely impacted earnings per share in fiscal 2007 and will significantly impact earnings per share in fiscal 2008 and future periods due to the resulting increase in the number of weighted average shares outstanding.

•

Special Dividend. Prior to the reorganization merger and the initial public offering, the board of directors of Science Applications International Corporation declared a special dividend of $15 per share of Class A common stock and $300 per share of Class B common stock to holders of record as of October 12, 2006. The special dividend of $2.45 billion was paid in November 2006.

•

Acquisitions. We completed eight, four and four acquisitions of businesses for aggregate purchase prices of $400 million, $234 million and $236 million in fiscal 2007, 2006 and 2005, each respectively. We acquire businesses in our key markets when opportunities arise and we expect that the use of cash and the possible use of stock to acquire businesses will increase in the future.

•

Dispositions. We sold our ANXeBusiness Corp. (ANX) and Telcordia Technologies, Inc. subsidiaries, recognizing gains before income taxes of $19 million and $871 million in fiscal 2007 and 2006, respectively. The operations of these entities are reflected as discontinued operations for all years presented. We may, as part of our ongoing strategic planning, continue to exit certain businesses from time to time in the future.

•

Stock-Based Compensation. We adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on February 1, 2006. This Statement requires that we recognize as compensation expense the fair value of all stock-based awards, including stock options and discounts on purchases of stock made by employees through our employee stock purchase plan (ESPP). We recognized an additional $33 million of stock-based compensation expense in fiscal 2007 compared to fiscal 2006 and 2005 related to the adoption of SFAS No. 123(R).

•

Greek Contract. We have recorded $123 million in contract losses since the inception of our contract with the Hellenic Republic of Greece, or the Greek government, including $2 million, $83 million and $34 million in fiscal 2007, 2006 and 2005, respectively. On March 29, 2007, a modification of the Greek contract was executed as described in “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through our Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 93% of our total consolidated revenues for fiscal 2007, 2006 and 2005. Within the Government segment, substantially all of our revenues are derived from contracts with the U.S. Government. Revenues from contracts with the U.S. Government accounted for 88%, 89% and 86% of our total consolidated revenues in fiscal 2007, 2006 and 2005, respectively. These revenues include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor.

Following the September 11, 2001 terrorist attacks, U.S. Government spending has increased in response to the global war on terror and efforts to transform the U.S. military. This increased spending had a favorable impact on our business through fiscal 2005. Our results have also been favorably impacted by increased outsourcing of information technology (IT) and other technical services by the U.S. Government. However, these favorable trends slowed in fiscal 2006 and 2007, in part, as a result of the diversion of funding toward the war efforts in Iraq and Afghanistan. Future levels of spending and authorizations may decrease, remain constant or shift to areas where we do not currently provide services. Additionally, changes in spending authorizations and budgetary priorities could occur due to the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors.

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected commercial markets, which currently include IT services for oil and gas exploration and production, applications and IT infrastructure management for utilities and data lifecycle management for pharmaceuticals. We provide our Commercial segment customers with systems integration and advanced technical services and solutions that we have developed for the commercial marketplace, often based on expertise developed in serving our Government segment customers. Revenues from our Commercial segment accounted for 7% of our total consolidated revenues in fiscal 2007, 2006 and 2005. Revenues from our Commercial segment are primarily driven by our customers’ desire to reduce their costs related to IT management and other complex technical functions by outsourcing to third-party contractors.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our internal real estate management subsidiary, Campus Point Realty Corporation (CPRC), various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not billable to our Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. However, for internal management reporting purposes, we record certain revenue and expense items incurred by the Government and Commercial segments in the Corporate and Other segment in certain circumstances as determined by our chief operating decision-maker (currently our Chief Executive Officer).

Key Financial Metrics

Sources of Revenues

Contracts. We generate revenues under the following types of contracts: (1) cost-reimbursement, (2) time-and-materials (T&M), (3) fixed-price-level-of-effort, (4) firm-fixed-price (FFP) and (5) target cost and fee with risk sharing. Cost-reimbursement contracts provide for reimbursement of our direct costs and allocable indirect costs, plus a fee or profit component. T&M contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of other direct costs. Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. FFP contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we can generate more or less than the planned amount of profit or even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs plus a specified or target fee or profit if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the last three fiscal years:

	Year Ended January 31
	2007	2006	2005
Cost-reimbursement	48%	46%	45%
T&M and fixed-price-level-of-effort	36	35	38
FFP and target cost and fee with risk sharing	16	19	17

Total	100%	100%	100%

Contract Revenues. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials used on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area. If M&S revenues grow at a faster rate than our labor-related revenues, our overall profit margin percentage could be impacted negatively because our M&S revenues generally have lower margins than our labor-related revenues.

The following table summarizes labor-related revenues and M&S revenues as a percentage of total consolidated revenues for the last three fiscal years:

	Year Ended January 31
	2007	2006	2005
Labor-related	64%	63%	64%
M&S	36	37	36

Total	100%	100%	100%

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

Contract Concentration. The growth of our business is directly related to our ability to successfully compete for contract awards and hire personnel to perform on service contracts and contract performance. The following table summarizes information related to our larger contracts for the last three fiscal years:

	Year Ended January 31
	2007	2006	2005
Number of contracts:
Greater than $50 million in annual revenues recognized	9	10	9
Greater than $10 million in annual revenues recognized	112	106	91

These larger contracts with greater than $10 million in annual revenues recognized represented 37%, 38% and 35% of our total consolidated revenues in fiscal 2007, 2006 and 2005, respectively. The remainder of our revenues is derived from a large number of smaller contracts with annual revenues of less than $10 million. The percentage of total consolidated revenues from U.S. Government customers representing greater than 10% of our total consolidated revenues were as follows:

	Year Ended January 31
	2007	2006	2005
U.S. Army	17%	16%	13%
U.S. Navy	14	14	13
U.S. Air Force	9	10	11

Geographic Location. The majority of our services are performed in the United States. Revenues earned within the United States accounted for 97% of our total consolidated revenues in fiscal 2007, 2006 and 2005.

Bookings and Backlog. We booked new business estimated to be worth $9.2 billion during fiscal 2007. Bookings generally represent the estimated amount of revenue to be earned in the future from net receipt of funded and unfunded contract awards during the year. We calculate bookings as the year ending backlog plus the year’s revenues less the prior year ending backlog and backlog obtained in acquisitions.

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often incrementally appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, GWAC, GSA Schedule, or other Master Agreement contract vehicles.

The approximate value of our total consolidated negotiated backlog for the last two fiscal years was as follows:

	As of January 31
	2007	2006
	(in millions)
Government Segment:
Funded backlog	$4,065	$3,179
Negotiated unfunded backlog	10,214	10,187

Total negotiated backlog	$14,279	$13,366

Commercial Segment:
Funded backlog	$723	$489
Negotiated unfunded backlog	101	5

Total negotiated backlog	$824	$494

Total Consolidated:
Funded backlog	$4,788	$3,668
Negotiated unfunded backlog	10,315	10,192

Total consolidated negotiated backlog	$15,103	$13,860

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

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain management information systems expenses. SG&A also includes bid-and-proposal and internal research and development expenses.

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

During fiscal 2007, certain work previously performed by our Government segment was reassigned to our Commercial segment and amounts related to the deferral of revenues and costs for work performed on contracts prior to contract execution, referred to as pre-contract costs, were reassigned to the Government segment instead of being reflected in the Corporate and Other segment as historically presented. We believe these changes more appropriately present revenues within the segment in which they are earned and the operating results of each operating segment.

Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

Results of Operations

The following table summarizes our consolidated results of operations for the last three fiscal years:

	Year Ended January 31
	2007	Percent change	2006	Percent change	2005
	(dollars in millions)
Revenues	$8,294	7%	$7,775	8%	$7,172
Cost of revenues	7,184	6	6,794	8	6,277
Selling, general and administrative expenses	525	7	491	19	414
Gain on sale of business units, net	—		—		(2)

Operating income	585	19	490	1	483
As a percentage of revenues	7.1%		6.3%		6.7%
Non-operating income (expense), net	18		(12)		(84)

Income from continuing operations before income taxes	603	26	478	20	399
Provision for income taxes	234	71	137	5	130

Income from continuing operations	369	8	341	27	269
Income from discontinued operations, net of tax	22		586		140

Net income	$391	(58)	$927	127	$409

Revenues. Our consolidated revenues increased 7% and 8% in fiscal 2007 and 2006, respectively, due to a combination of growth in revenues from our U.S. Government customers as well as growth through the acquisition of new businesses. Increases in consolidated revenues were primarily driven by growth in the Government segment because of the relative size of the Government segment as compared to the Commercial segment. Approximately four and three percentage points of the consolidated growth for fiscal 2007 and 2006, respectively, was internal, or non-acquisition, related growth. We calculate internal growth by comparing our current year reported revenue to prior year revenue adjusted to include the revenue of acquired companies for the comparable prior year. Internal revenue growth in our business is directly related to our ability to obtain new contract awards across a balance of our business areas and the ability to hire personnel to perform on service contracts. The acquisition of new businesses accounted for the remaining three and five percentage points of the consolidated revenue growth for fiscal 2007 and 2006, respectively.

The following table summarizes changes in segment revenues on an absolute basis and as a percentage of total consolidated revenues for the last three fiscal years:

	Year Ended January 31
						Segment revenues as a percentage of total consolidated revenues
	2007	Percent change	2006	Percent change	2005	2007	2006	2005
	(dollars in millions)
Government revenues	$7,708	7%	$7,232	8%	$6,688	93%	93%	93%
Commercial revenues	586	7	546	3	529	7	7	7
Corporate and Other revenues	—	—	(3)	—	(45)	—	—	—

Total revenues	$8,294	7	$7,775	8	$7,172	—	—	—

Government revenues grew internally by three percentage points for fiscal 2007 and 2006. Internal revenue growth in the Government segment for fiscal 2007 was positively impacted by growth in the intelligence and homeland security and defense business areas. In addition, fiscal 2006 revenues reflect a reduction for losses recognized in that year on our Greek contract. The fiscal 2007 revenue increase was partially offset by declines in our systems engineering and integration business area primarily due to the completion of a large contract. We also experienced declines in our logistics and product support business area in fiscal 2007 primarily due to the completion of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events. The internal revenue growth in our Government segment for fiscal 2006 was the result of growth in our traditional business areas with departments and agencies of the U.S. Government. The acquisitions of new businesses accounted for the remaining four and five percentage points of Government revenue growth for fiscal 2007 and 2006, respectively.

Commercial revenues increased 7% and 3% during fiscal 2007 and 2006, respectively. The growth in our Commercial revenues in fiscal 2007 was driven by internal growth principally attributable to higher revenues from our consulting services and information technology outsourcing business areas.

Corporate and Other revenues include the elimination of intersegment revenues of $3 million and $45 million in fiscal 2006 and 2005, respectively. There were no intersegment revenues in fiscal 2007.

The following table presents our consolidated revenues on the basis of how such revenues were earned for the last three fiscal years:

	Year Ended January 31
	2007	Percent change	2006	Percent change	2005
	(dollars in millions)
Labor-related	$5,298	9%	$4,863	6%	$4,588
M&S	2,996	3	2,912	13	2,584

	$8,294	7	$7,775	8	$7,172

The increase in labor-related revenues in fiscal 2007 was attributable to inflationary increases in employee compensation and increases in the number of technical employees, primarily through acquisitions. The increase in labor-related revenues in fiscal 2006 was attributable to greater employee utilization and a slight overall increase in our technical staff. At the end of fiscal 2007, we had approximately 44,100 full-time and part-time employees compared to 43,600 and 42,400 at the end of fiscal 2006 and 2005, respectively. The increase in M&S revenues in fiscal 2007, which was pronounced in the fourth quarter of fiscal 2007 relative to the first three quarters of fiscal 2007, was related to the delivery of significant materials under certain contracts primarily in the homeland security business area. This increase for the year was partially offset by declines in the systems engineering and integration business area primarily due the completion of a large contract that had a substantial component of materials, declines in our logistics and product support business area primarily due to the completion of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events. The increase in M&S revenues in fiscal 2006 was primarily related to the overall growth in our logistics and product support business area.

Cost of Revenues. The following table summarizes cost of revenues on an absolute basis and as a percentage of related revenues for the last three fiscal years:

	Year Ended January 31
						As a Percentage of Related Revenues
	2007	Percent change	2006	Percent change	2005	2007	2006	2005
	(dollars in millions)
Government cost of revenues	$6,767	6%	$6,399	8%	$5,932	87.8%	88.5%	88.7%
Commercial cost of revenues	435	5	415	2	406	74.2	76.0	76.7
Corporate and Other cost of revenues	(18)	10	(20)	67	(61)

Total cost of revenues	$7,184	6	$6,794	8	$6,277	86.6	87.4	87.5

Total consolidated cost of revenues increased $390 million, or 6%, and $517 million, or 8%, on an absolute basis for fiscal 2007 and 2006, respectively, but declined as a percentage of total consolidated revenues. This improvement as a percentage of revenues in fiscal 2007 was primarily due to a decrease in total losses of $81 million recognized on our Greek contract during fiscal 2006, a slightly higher concentration of labor-related revenues, which typically carry higher margins than M&S revenues, and better management of our overhead expenses in cost of revenues in fiscal 2007 as compared to fiscal 2006. This fiscal 2007 improvement was partially offset by increased stock-based compensation expense related to stock options and discounts on the employee stock purchase plan in fiscal 2007 of $21 million as a result of the required adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in fiscal 2006 or 2005. The slight improvement in cost of revenues as a percentage of revenues in fiscal 2006 was primarily due to improved contract margins, greater employee utilization and lower employee fringe benefit expenses in fiscal 2006 as compared to fiscal 2005 offset by the adverse impact of losses of $83 million on our Greek contract. The lower employee fringe benefit expense in cost of revenues in fiscal 2006 was primarily due to a decision to provide a higher portion of fiscal 2006 bonus awards in the form of vesting stock, which is generally expensed over four years, instead of vested stock as reflected in fiscal 2005.

Government cost of revenues increased by $368 million, or 6%, and $467 million, or 8%, on an absolute basis for fiscal 2007 and 2006, respectively, but decreased as a percentage of related revenues during the same periods. The fiscal 2007 improvement as a percentage of revenue was primarily due to decreased losses on our Greek contract partially offset by increased stock-based compensation expense. The fiscal 2006 improvement in Government cost of revenues as a percentage of related revenues was primarily due to improved contract margins, greater employee utilization and lower fringe expenses offset by losses on our Greek contract. All losses on the Greek contract have been recorded in the Government segment.

Commercial cost of revenues increased $20 million, or 5%, and increased $9 million, or 2%, on an absolute basis for fiscal 2007 and 2006, respectively, largely consistent with fluctuations in Commercial revenues for the same periods.

Corporate and Other cost of revenues represents the elimination of intersegment rent expense charged to our Government and Commercial segments on properties owned by CPRC of $18 million, $17 million and $16 million for fiscal 2007, 2006 and 2005, respectively. The remaining balance for fiscal 2006 and 2005 represents the elimination of the cost of revenues associated with intersegment sales, which are recorded at cost.

Selling, General and Administrative Expenses. The following table summarizes SG&A on an absolute basis and as a percentage of related revenues for the last three fiscal years:

	Year Ended January 31
						As a Percentage of Related Revenues
	2007	Percent change	2006	Percent change	2005	2007	2006	2005
	(dollars in millions)
Government SG&A	$369	4%	$354	22%	$289	4.8%	4.9%	4.3%
Commercial SG&A	95	1	94	12	84	16.2	17.2	15.9
Corporate and Other SG&A	61	42	43	5	41

Total SG&A	$525	7	$491	19	$414	6.3	6.3	5.8

The following table summarizes consolidated SG&A by type of activity on an absolute basis and as a percentage of consolidated SG&A for the last three fiscal years:

	Year Ended January 31
						As a Percentage of SG&A
	2007	Percent change	2006	Percent change	2005	2007	2006	2005
	(dollars in millions)
General and administrative	$377	7%	$353	26%	$281	71.8%	71.9%	67.9%
Bid and proposal	114	3	111	3	108	21.7	22.6	26.1
Internal research and development	34	26	27	8	25	6.5	5.5	6.0

Total SG&A	$525	7	$491	19	$414

Total consolidated SG&A increased $34 million, or 7%, in fiscal 2007 as compared with fiscal 2006 primarily due to sustained and increasing IT and other infrastructure expenditures and legal expenses from fiscal 2006 levels as well as increased stock-based compensation, business development, internal research and development (IR&D) and professional services expenses. Significant increases in fiscal 2007 occurred in the following areas:

•

Stock-based compensation expense related to stock options and discounts on the employee stock purchase plan reflected within selling, general and administrative expenses increased approximately $12 million during 2007 as a result of the adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in fiscal 2006 or 2005.

•

Professional services expense increased by $12 million for fiscal 2007 largely attributable to certain systems implementation projects related to our business transformation initiative and our Sarbanes-Oxley compliance efforts.

•

Bid and proposal (B&P) expenses increased slightly due to increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient which have generally reduced the cost of responding to each B&P opportunity. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

•	IR&D expenses increased by $7 million in fiscal 2007 due to increased activity on specific initiatives aimed at the development of new technologies, products and services.

Total consolidated SG&A increased $77 million, or 19%, in fiscal 2006 as compared with fiscal 2005 due to increasing legal, IT, and other infrastructure expenditures in support of anticipated growth, including $9 million in initial public offering related costs which were expensed due to the postponement of our initial public offering. In addition, we incurred a higher amount of amortization expense on intangible assets due to additional acquisitions. During fiscal 2006, we reversed a previously accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in September 2005. SG&A expenses during fiscal 2005 were adversely affected by the accrual of the $10 million related to this lawsuit. The activity related to this lawsuit is reflected in Corporate and Other SG&A expenses.

Government SG&A increased $15 million, or 4%, and $65 million, or 22%, on an absolute basis in fiscal 2007 and 2006, respectively. The fiscal 2007 increase was due to increased stock-based compensation, IR&D and professional services expenses. Government SG&A increased during fiscal 2006 primarily due to increasing legal, IT and other infrastructure expenditures in support of anticipated growth and a higher amount of amortization expense on intangible assets due to an increased volume of acquisitions.

Commercial SG&A expenses increased $1 million, or 1%, and $10 million, or 12%, during fiscal 2007 and 2006, respectively. Increases in fiscal 2007 were primarily due to increased stock-based compensation expense. Increases in fiscal 2006 were primarily due to an increase in the number of employees and other infrastructure expenditures.

Corporate and Other SG&A expenses represent corporate costs unallowable under Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. The increase during fiscal 2007 was primarily due to increased unallowable stock-based compensation, professional service and legal expenses. Corporate and Other SG&A expenses for fiscal 2005 and 2006 reflect the accrual and reversal of $10 million, respectively, related to a class action lawsuit mentioned above.

Operating Income. The following tables summarize changes in operating income by segment on an absolute basis and as a percentage of related revenues for the last three fiscal years:

	Year Ended January 31
						As a Percentage of Related Revenues
	2007	Percent change	2006	Percent change	2005	2007	2006	2005
	(dollars in millions)
Government operating income	$572	19%	$479	3%	$467	7.4%	6.6%	7.0%
Commercial operating income	56	51	37	(5)	39	9.6	6.8	7.4
Corporate and Other operating loss	(43)	(65)	(26)	(13)	(23)

Total operating income	$585	19	$490	1	$483	7.1	6.3	6.7

The increase in total operating income for fiscal 2007 was due to greater Government and Commercial profitability, primarily due to increased revenues and decreased losses on our Greek contract, partially offset by an increase in Corporate and Other operating loss for the period. The increase in total operating income for fiscal 2006 was due to improved contract margins and greater employee utilization partially offset by losses on our Greek contract and increased Corporate and Other operating loss.

The increase in Government operating income for fiscal 2007 was primarily due to growth in related revenues and improvements in cost of revenues as a percentage of revenues, primarily due to decreased losses on our Greek contract, partially offset by increased SG&A expenses. The increase in Government operating income for fiscal 2006 was primarily due to improved contract margins and greater employee utilization offset by losses on our Greek contract.

The increase in Commercial operating income for fiscal 2007 was primarily due to growth in related revenues and improvements in cost of revenues as a percentage of revenues offset by increased SG&A expenses. Growth in Commercial revenues during fiscal 2006 was not sufficient to cover increases in Commercial cost of revenues and SG&A expenses.

The increases in Corporate and Other operating losses during fiscal 2007 and 2006 were primarily due to increased unallowable expenses as noted in the Corporate and Other SG&A expense discussion above. Corporate and Other operating loss during fiscal 2006 benefited from the reversal of an accrued expense of $10 million related to a class action lawsuit that was dismissed by plaintiffs without prejudice in fiscal 2006. This accrual adversely affected Corporate and Other operating loss for fiscal 2005.

Other Income Statement Items

Interest Income and Interest Expense. Interest income increased by $20 million, or 21%, and $52 million, or 116%, in fiscal 2007 and 2006, respectively, due to increased average interest rates and cash balances.

Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense increased slightly during fiscal 2007, reflecting additional borrowings made on our credit facility following our initial public offering. Interest expense remained consistent in fiscal 2006 compared to fiscal 2005.

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 9 of the notes to consolidated financial statements, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage these risks. The derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations.

Other Income (Expense), Net. Other income (expense), net includes realized gains and losses and impairment losses on marketable securities and other investments, and our equity interest in the earnings (loss) and impairment losses on equity method investments. Other income (expense), net in fiscal 2006 included $6 million in impairments related to our private equity investments and $9 million in realized losses upon sale of certain investments whose market value had declined due primarily to rising interest rates. In fiscal 2005, we recorded impairment losses of $20 million, including an impairment loss of $9 million on our investment in Data Systems & Solutions, LLC (DS&S) primarily due to a significant business downturn at DS&S caused by a loss of business and an ongoing government investigation.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38.8% in fiscal 2007, 28.7% in fiscal 2006 and 32.6% in fiscal 2005. The lower effective tax rate for fiscal 2006 was primarily due to the reversal of approximately $50 million in accruals for tax contingencies as a result of settlements of federal and state audits for amounts different than the recorded accruals for tax contingencies, as well as the expiration of statutes on open tax years. The effective rate in fiscal 2005 was also lower than our normative rate due to the favorable closure of state tax audit matters. The IRS has completed audits through fiscal 2004.

We are subject to routine compliance reviews by the IRS, which is currently auditing fiscal 2005 and 2006, and other taxing jurisdictions on various tax matters, which may include challenges to various tax positions we have taken. We have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately to be paid. As of January 31, 2007, our income taxes payable balance included $54 million for tax contingencies, of which $17 million relates to continuing operations. Our accruals for tax contingencies decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002 to 2004, including $7 million that was recognized as an income tax benefit during the year ended January 31, 2007. While we believe we have adequate accruals for tax contingencies, the tax authorities may determine that we owe taxes in excess of our accruals, or our accruals may be in excess of the final amounts agreed to by tax authorities.

Income from Continuing Operations. Income from continuing operations increased $28 million, or 8%, in fiscal 2007 primarily due to increased operating income of $95 million, increased interest income of $20 million, and increased other income offset by a $97 million increase in income tax expense. Income from continuing operations increased $72 million in fiscal 2006, or 27%, over fiscal 2005. The increase in fiscal 2006 was primarily due to increased non-operating income, including increased interest income of $52 million, and increased other income.

Discontinued Operations. During fiscal 2007, we sold ANX, a majority-owned subsidiary, for an initial sales price of $27 million and recorded a pre-tax gain of $19 million. During fiscal 2006, we sold one of our subsidiaries, Telcordia, for $1.35 billion and recorded a pre-tax gain of $871 million. The following summarizes ANX’s and Telcordia’s operating results prior to their sale for fiscal 2007, 2006 and 2005:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Revenues	$13	$106	$889
Costs and expenses:
Cost of revenues	5	64	495
Selling, general and administrative expenses, including depreciation and amortization of $1 million and $30 million in fiscal 2006 and 2005, respectively	3	31	239
Other expense, net	—	1	2

Income before income taxes	$5	$10	$153

With respect to the sale of Telcordia, we have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the buyer and are entitled to receive additional amounts as contingent sale price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds received in connection with the prosecution of certain patent rights of Telcordia as described in “Commitments and Contingencies.” All future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related items will be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise.

Net Income. Net income decreased $536 million, or 58%, in fiscal 2007 primarily due to reduced income from discontinued operations of $564 million related to the fiscal 2006 sale of Telcordia. Net income in fiscal 2006 increased $518 million, or 127%, over fiscal 2005, primarily due to the after-tax gain of $546 million on the sale of Telcordia and increased income from continuing operations.

Liquidity and Capital Resources

We have financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sales of investments, issuances of debt securities and borrowings under our credit facilities. In connection with the October 2006 initial public offering, we received net proceeds of $1.24 billion, after deducting underwriting commissions and discounts and other offering-related costs. Prior to the initial public offering and reorganization merger, our wholly-owned subsidiary, Science Applications International Corporation, declared a special dividend of $2.45 billion to its stockholders, which was paid in November 2006. Our principal sources of liquidity will be cash flows from operations and borrowings under our revolving credit facility, and our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements, stock repurchases, and funding of pension obligations. We anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents and short-term investments in marketable securities totaled $1.11 billion and $2.67 billion at January 31, 2007 and 2006, respectively. This $1.56 billion decline in cash, cash equivalents and marketable securities primarily reflects the payment of a $2.45 billion special dividend offset by the raising of $1.24 billion through our October 2006 initial public offering.

Cash Provided by Operations. In fiscal 2007, 2006 and 2005, we generated cash flows from operations of $704 million, $587 million and $583 million, respectively. The substantial increase in fiscal 2007 cash flows from operations was primarily due to decreases in cash paid for income taxes of $129 million, higher income from continuing operations of $28 million and additional non-cash stock based compensation offset by increased accounts receivable balances due to increased revenue during the fourth quarter of fiscal 2007 as compared to the same period in fiscal 2006.

Cash Provided by (Used in) Investing Activities. During fiscal 2007, we generated cash from investing activities of $1.21 billion primarily due to the liquidation of $1.66 billion in marketable securities in preparation for the payment of the $2.45 billion special dividend offset by $377 million used in the acquisition of eight businesses and $74 million in capital expenditures. We used cash of $291 million and $97 million to purchase marketable securities in fiscal 2006 and 2005, respectively. The increase in use of cash for fiscal 2006 was primarily due to purchases of debt and equity securities.

Cash Used in Financing Activities. We used cash in financing activities of $1.84 billion during fiscal 2007 primarily representing the payment of a special dividend of $2.45 billion and the repurchase of $724 million of stock offset by sales of $1.34 billion of stock, including $1.24 billion though our initial public offering. We used $713 million and $478 million of cash in support of financing activities in fiscal 2006 and 2005, respectively, primarily representing repurchases of our stock of $818 million and $607 million offset by sales of stock of $155 million and $130 million in fiscal 2006 and 2005, respectively. Repurchases of stock for each of the last three fiscal years were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Repurchases of stock:
Under publicly announced repurchase plans	$42	$—	$—
Limited market stock trades	230	399	413
Retirement plans	360	228	75
Upon employee terminations	—	112	68
Other stock transactions	92	79	51

Total	$724	$818	$607

Prior to the initial public offering, we had the right, but not the obligation, to repurchase stock in the limited market and retirement plan trades that we conducted, to the extent that the number of shares offered for sale exceeded the number of shares sought to be purchased. We also had a right of first refusal on transfers of stock and a right to repurchase those shares upon termination of the affiliation of an employee, director or consultant. As a publicly traded company, we no longer conduct limited market or retirement plan trades and we have no right of first refusal or right to repurchase shares upon termination of the affiliation of an employee, director or consultant.

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. We repurchased 2.4 million shares of common stock under this program in fiscal 2007. Repurchases of our shares reduce the amount of retained earnings in the stockholders’ equity section of our consolidated balance sheets.

Cash Flows from Discontinued Operations. We generated $30 million of cash flows from discontinued operations during fiscal 2007, consisting primarily of cash flows from the operations and sales proceeds of ANX. During fiscal 2006, we generated $753 million of cash flows from discontinued operations, consisting primarily of the proceeds of $1.07 billion from the sale of Telcordia offset by tax payments related to the gain on the sale of Telcordia.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.23 billion and $1.24 billion at January 31, 2007 and 2006, respectively, with long-term debt maturities occurring between fiscal 2008 and 2034. In addition to our long-term debt, we have a revolving credit facility for $750 million in unsecured borrowing capacity. There were no borrowings outstanding under the revolving credit facility at January 31, 2007.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2007	2006
	(in millions)
5.5% notes due fiscal 2034	$296	$296
6.25% notes due fiscal 2013	549	548
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	96	94
3-year note due fiscal 2007	—	17
Other notes payable	39	36

	1,228	1,239
Less current portion	29	47

Total	$1,199	$1,192

All of the long-term notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of January 31, 2007. Our other notes payable have interest rates from 4.0% to 6.0% and are due on various dates between fiscal 2008 and 2017. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements.

Revolving Credit Facility. We have a five-year revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2012. This facility replaced our prior revolving credit facilities. As of January 31, 2007, no loans were outstanding although our borrowing capacity was reduced by $95 million to secure standby letters of credit issued in connection with bonding requirements related to the Greek contract. The terms of the standby letters of credit require them to remain outstanding until the customer has formally accepted the system pursuant to the contract. See also “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of January 31, 2007, we were in compliance with all covenants under the revolving credit facility.

Underfunded Pension Obligation

We have a defined benefit pension plan for certain employees in the United Kingdom. As of January 31, 2007, the pension plan had an underfunded projected benefit obligation of $24 million, which we expected to fund over the next 13 years. Legislation in the United Kingdom, as well as the terms of our contract, which are currently being renegotiated with the related customer, may accelerate the timeframe over which we fund this obligation.

Cash Flow Projections

We expect cash flows provided by operations to decline in fiscal 2008 from fiscal 2007 levels primarily due to our plans to use more cash than equity for our compensation programs, additional working capital requirements arising from projected revenue growth and investments in inventory to support a new logistics and product support contract, and projected differences in the timing of tax refunds and payments in fiscal 2008 as compared to fiscal 2007.

Off-Balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with certain of our joint venture investments. See Notes 15 and 19 of the notes to consolidated financial statements for detailed information about our lease commitments and “Commitments and Contingencies” for detailed information about our guarantees associated with our joint ventures.

In connection with the sale of Telcordia, as described in Note 18 of the notes to consolidated financial statements, we retained certain obligations as described in “Commitments and Contingencies.” We also have customary indemnification obligations as previously discussed.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2007, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Total	Payments Due by Fiscal Year
		2008	2009- 2010	2011- 2012	2013 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (1)	$2,319	$99	$242	$138	$1,840
Operating lease obligations (2)	328	110	136	44	38
Capital lease obligations (3)	12	7	4	1	—
Estimated purchase obligations (4)	16	13	2	1	—
Other long-term liabilities (5)	75	20	31	17	7

Total contractual obligations	$2,750	$249	$415	$201	$1,885

(1)	Includes total interest payments on our outstanding debt of $76 million in fiscal 2008, $141 million in fiscal 2009-2010, $137 million in fiscal 2011-2012 and $737 million in fiscal 2013 and thereafter.

(2)	Excludes $100 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)	Includes interest and executory costs of approximately $1 million.

(4)	Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.
(5)	Includes estimated payments to settle the 2002, 2004 and 2005 swap agreements (as described in Note 9 of the notes to consolidated financial statements), contractually required payments to the foreign defined benefit pension plan and deferred compensation arrangements. Because payments under the deferred compensation arrangements are based upon the participant’s termination, we are unable to determine when such amounts will become due. Therefore, for purposes of this table we assumed equal payments over the next six years.

Commitments and Contingencies

Telkom South Africa

As described in Note 19 of the notes to consolidated financial statements, our former subsidiary, Telcordia, instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, we are obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Although Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court, Telcordia prevailed on its appeal to the South African Supreme Court. In its November 2006 decision, the South African Supreme Court set aside the trial court decision, thereby reinstating the original arbitration decision of September 27, 2002. The South African Supreme Court also awarded Telcordia its attorney fees in the South Africa trial court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa, which was denied.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. Under the schedule established by the arbitrator, Telkom South Africa is required to submit its statement of defense and document production by April 27, 2007. The arbitration hearing to establish Telcordia’s damages is scheduled to commence in September 2007.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed the ruling of the United States District Court to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African

Supreme Court had issued its decision. Telkom South Africa filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision, which was denied.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2007 and 2006.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, we have received advance payments totaling approximately $147 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $109 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. After extended negotiations, on March 29, 2007, the parties executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various systems can be completed and provides for, among other things, the following:

•	acceptance of 20 of the 29 subsystems within 70 days of the execution of the modification

•	payment of $33 million within 30 days of our submitting an invoice for certain work already performed

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the appropriate price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $10 million. As the modification to the Greek contract resolved the technical, contractual and financial disputes between the parties, the arbitration proceedings initiated by us on April 21, 2006 were dismissed.

Subcontracts. We subcontracted a significant portion of the requirements under the original Greek contract, including the lease of certain equipment and TETRA network services. In connection with the modification of the prime contract, we entered into a modification of the subcontract with our principal subcontractor that generally contains the same terms as the prime contract with respect to the subcontracted work. All of the remaining deliverables under the modified Greek contract will be performed by subcontractors.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of January 31, 2007. We recorded $2 million of losses relating to foreign currency translation in fiscal year 2007 and $83 million and $34 million of losses in fiscal 2006 and 2005, respectively. The $123 million loss reflected our estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date. Although we expect to receive payments in accordance with the terms of the modified Greek contract, our accounting as of January 31, 2007 was based on cash received to date. Through January 31, 2007, we have recognized revenues of $120 million, which represents a portion of the $147 million of cash received to date based upon the percentage-of-completion method of revenue recognition.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive the payments as required under the modified Greek contract, we may recognize a reversal of a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, we have not adjusted the previously recognized losses on this contract.

We have $15 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, prior to the Greek contract modification, the Customer had the right to call all of the $196 million of letters of credit, consisting of advance payment letters of credit ($162 million) and good performance letters of credit ($34 million), outstanding by submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under the Greek contract. The letters of credit supporting the offset bonds ($53 million) may be called by the Customer submitting a written statement to the guaranteeing bank that we have not fulfilled our obligations under a separate offset contract requiring us, among other things, to use Greek subcontractors on the Greek contract. Based on the modified Greek contract, the Customer does not currently have the right to call any of these bonds and the amount of the advance payment letters of credit is required to be reduced by at least $117 million, which represents the final value of the 20 subsystems to be accepted within 70 days after March 29, 2007. If the standby letters of credit are called based on a future failure to fulfill our obligations under the Greek contract, we may have the right to call some or all of the $104 million of bonds provided by our subcontractors in connection with their work under the Greek contract.

If we and our subcontractors are unable to perform the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against us, our bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill our obligations. This could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by us in repayment of a loan owed by DS&S. As of January 31, 2007, we have deferred any gain on the sale of DS&S pending resolution of the on-going investigation and any resulting litigation.

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR has an internal equity trading market similar to the limited market that was formerly maintained by Science Applications International Corporation. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. These rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. During the year ended January 31, 2007, we paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to us. The maximum potential obligation, assuming all the current Danet GbR investors were to put their Danet GbR shares to us, was $6 million as of January 31, 2007.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, as of January 31, 2007 we are not able to project the maximum potential obligations we could be required to make under the guarantee but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of January 31, 2007, the fair value of the guarantee is not material.

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

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We have defended and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 18 of the notes to consolidated financial statements, on March 15, 2005, we sold our Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

As part of the terms of the sale of Telcordia, we indemnified the buyer for all income tax obligations on and through the closing date. While we believe we have adequate accruals for these tax contingencies, the ultimate resolution of these matters could differ from the amounts accrued. All of these future contingent payments or contingent purchase price proceeds will be reflected as discontinued operations in the period in which they arise.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an on-going basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

Revenue Recognition. Our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, the availability and timing of funding from the customer, the progress toward completion and the recoverability of claims. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known or an adjustment is otherwise warranted, such as in the case of a contract modification. When estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which would require further adjustment in our financial statements. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated quarterly or more frequently if circumstances warrant.

Although our primary revenue recognition policy is the percentage-of-completion method, we do have contracts under which we use alternative methods to record revenue (see Note 1 of the notes to consolidated financial statements). Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure and terms and conditions of the contract.

Costs incurred on projects accounted for under the percentage-of-completion method may be recognized as pre-contract costs and deferred as assets when we have been requested by the customer to begin work under a new arrangement. We record pre-contract costs when formal contracts have not yet been executed, and it is probable that we will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.

Income Taxes. Income taxes are provided utilizing the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted. In addition, the provisions for federal, state, foreign and local income taxes are calculated on reported financial statement income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We also have recorded liabilities for tax contingencies for open years based upon our best estimate of the taxes ultimately expected to be paid. A significant portion of our income taxes payable balance is comprised of tax accruals that have been recorded for tax contingencies.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until final resolution of an examination by the IRS or State agencies. Additionally, recording liabilities for tax contingencies involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

Business Combinations and Goodwill Impairment. We have engaged and expect to continue to engage in significant business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.

Goodwill is tested annually in our fourth fiscal quarter and whenever an event occurs or circumstances change such that it is reasonably possible that an impairment condition may exist. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could prevent management from taking an impairment charge when one may be required.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the first quarter of fiscal 2008 as an adjustment to beginning retained earnings. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We adopted SAB No. 108 in the fourth quarter of fiscal 2007. The adoption of SAB No. 108 did not impact our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for us in fiscal 2009 and applied prospectively. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).” SFAS No. 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans and requires recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded net of tax as a component of accumulated other comprehensive income in stockholders’ equity. We adopted SFAS No. 158 on January 31, 2007. As a result of the adoption of SFAS No. 158, our recorded pension liability increased by $15 million.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS No. 159 are elective. This statement will be effective for us is fiscal 2009, and may be applied prospectively. Early adoption is permitted provided we also elect to apply the provisions of SFAS No. 157. We are currently evaluating the potential impact of applying the provisions of this statement to the related assets and liabilities and the impact to our consolidated financial position and results of operations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, investments in marketable securities, interest rate swaps and long-term debt obligations.

We have established an investment policy to protect the safety, liquidity and after-tax yield of invested funds. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments and issuers. We do not authorize the use of derivative financial instruments in our managed short-term investment portfolios. Our policy authorizes, with board of director approval, the limited use of derivative instruments only to hedge specific interest rate risks.

The table below provides information about our financial instruments at January 31, 2007 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the notional amounts and weighted average interest rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. As described in Note 9 of the notes to consolidated financial statements, the swap agreements we entered into in May 2003 are expected to substantially offset interest rate exposures related to the swap agreements previously entered into in January 2002. As a result, on a combined basis, these swaps are no longer exposed to changing interest rates and we have excluded these swap agreements from the table below.

	2008	2009	2010	2011	2012	There- after	Total	Estimated Fair Value as of January 31, 2007
	(dollars in millions)
Assets:
Cash and cash equivalents (1)	$1,113	—	—	—	—	—	$1,113	$1,113
Average interest rate	5.23%	—	—	—	—	—
Liabilities:
Short-term and long-term debt:
Variable interest rate (2)	$23	—	$1	$—	$1	$3	$28	$28
Weighted average interest rate	4.06%	—	4.46%	—	4.46%	4.46%
Fixed rate	$6	$103	$1	1	—	$1,100	$1,211	$1,222
Weighted average interest rate	5.87%	6.73%	5.88%	5.87%	—	6.24%
Interest Rate Derivatives
Interest rate swap agreements
Fixed to variable		$100					$100	$2
Average receive rate	6.75%	6.75%
Average pay rate	8.90%	8.90%

(1)	Includes $39 million and $5 million denominated in British pounds and Canadian dollars, respectively

(2)	The fiscal 2008 amount includes $22 million denominated in Euros

At January 31, 2007, our cash and cash equivalents, which include money market funds and money market accounts, bear variable interest rates. A 10% unfavorable interest rate movement would have no material impact on the value of the holdings.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in various foreign currencies. Our objective in managing our exposure to foreign currency exchange rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. Our policy allows us to actively manage cash flows, anticipated transactions and firm commitments through the use of natural hedges and forward foreign exchange contracts. We do not use foreign currency derivative instruments for trading purposes.

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2007 are the hypothetical gains and losses associated with foreign currency risk. As of January 31, 2007, we did not have any outstanding forward foreign exchange contracts.

Item 8.	Financial Statements and Supplementary Data

See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2007, and our principal executive officer and principal financial officer have concluded that our controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness, as of January 31, 2007, of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2007 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of our internal control over financial reporting, and that firm’s report is set forth below.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, CA

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SAIC, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2007, of the Company and our report dated April 10, 2007, expressed an unqualified opinion on those financial statements and included explanatory paragraphs for the Company’s reorganization merger and the adoption of new accounting standards relating to share based payment and defined benefit pension obligations.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

April 10, 2007

PART III

Item 9B.	Other Information.

Entry into Severance Protection Agreement

On January 10, 2007, a Severance Protection Agreement dated December 11, 2006 (Prior Agreement) that we had entered into with Donald H. Foley, one of our executive officers, expired according to its terms. On March 12, 2007, we entered into a new Severance Protection Agreement with Dr. Foley (New Agreement). The New Agreement is in substantially the same form and contains substantially similar terms as the Prior Agreement.

Pursuant to the New Agreement, if Dr. Foley is either terminated without cause or resigns for good reason during the period of time beginning 30 days prior to and ending 24 months following the occurrence of a change of control, he will be paid all accrued salary and a pro rata bonus for the year of termination and a single lump sum generally equal to two and one-half times his current salary and bonus amount. Dr. Foley will also receive for 36 months following termination such life insurance, disability, medical, dental, hospitalization, financial counseling and tax consulting benefits as are provided to other similarly situated executives who continue in the employ of the Company and up to 12 months of outplacement counseling. Vesting will be accelerated as provided in our various equity incentive and deferral plans. If an excise tax would be imposed under the Internal Revenue Code with respect to the payments to be received by Dr. Foley under the New Agreement, any such payments may be reduced to the extent necessary to avoid an excise tax.

The foregoing description of the New Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of Severance Protection Agreement filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006.

Item 10.	Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to our executive officers, see “Key Officers” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, and procedures by which stockholders may recommend nominees to our board of directors, see the information set forth under the captions “Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2007 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers was filed as Exhibit 14 to the Annual Report of Science Applications International Corporation on Form 10-K for the fiscal year ended January 31, 2004 and is also available on our website free of charge at www.saic.com. We intend to post on our website any material changes to or waivers from our code of business ethics, if any.

Item 11.	Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2007 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2007 is set forth below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	73,340,364	(2)	$12.23	80,969,029	(3)
Equity compensation plans not approved by security holders (4)	—		—	—	(4)

Total	73,340,364		$12.23	80,969,029

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)	Represents shares of our stock reserved for issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan and the 1999 Stock Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Represents 6,547,504 shares of our stock under the 2006 Employee Stock Purchase Plan and 74,421,525 shares under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan is 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A preferred stock) or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan is 75 million. The 2006 Equity Incentive Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 30 million shares, (ii) five percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A preferred stock) or (iii) a number determined by the board of directors or compensation committee. The number of shares that are issued under the 2006 Equity Incentive Plan that are (i) later forfeited or repurchased by the Company at the original purchase price or less, (ii) restored pursuant to the decision of the board of directors or compensation committee to award only the number of shares necessary to award the net share appreciation or (iii) cancelled or purchased by the Company to satisfy tax withholding obligations will continue to be available for issuance. The Company ceased granting awards under the 1999 Stock Incentive Plan when the 2006 Equity Incentive Plan became effective.

(4)	The Stock Compensation Plan and the Management Stock Compensation Plan have not been approved by security holders and are included in this plan category. These plans do not provide for a maximum number of shares available for future issuance.

Some of the principal features of the Stock Compensation Plan and the Management Stock Compensation Plan, together referred to as the Stock Compensation Plans, are summarized below, which summary is qualified in its entirety by the full text of the Stock Compensation Plans. Stockholder approval of the Stock Compensation Plans was not required.

Summary of the Stock Compensation Plans

The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of our stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However, only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the Plan to be treated as a “top hat” plan under applicable Internal Revenue Service and Department of Labor Regulations.

The awarding authority (as appointed by our board of directors) designates those key employees receiving awards and the number of share units to be awarded. The number of share units awarded represents an interest in a trust maintained by Wachovia Bank, N.A. as trustee under a trust agreement between the trustee and us. The trust is a special type of trust known as a rabbi trust. In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency. Each share unit generally corresponds to one share of stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of stock represented by the share units.

The awarding authority will establish a vesting schedule of not more than seven years for each account in the trust. Awards granted prior to January 1, 2006 will generally vest at the rate of one-third at the end of each of the fifth, sixth and seventh year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant’s employment terminates for any reason other than death. We receive the benefit of forfeited amounts either by return of shares to us or use of the forfeitures to satisfy future awards under the Stock Compensation Plans.

Awards issued on or after January 1, 2006 will generally vest 100% at the end of the fourth year following the date of award. Participants of the Stock Compensation Plan receive a lump sum distribution of their awards in shares of stock once they become vested while participants of the Management Stock Compensation Plan receive a distribution of their awards in shares of stock following termination or retirement. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution.

The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our board of directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2007 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2007 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report:

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

4.1	Form of Indenture between Science Applications International Corporation and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Science Applications International Corporation’s Amendment No. 1 to Form S-3 Registration No. 333-37117 filed on November 19, 1997.

4.2	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed July 23, 2002 with the SEC.

4.3	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase f/k/a The Chase Manhattan Bank. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

4.4	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, between Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.2	Guaranty of Registrant in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

Exhibit Number	Description of Exhibit
10.3*	Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.24 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to Science Applications International Corporation s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.4 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed March 1, 2006 with the SEC.

10.8*	Registrant’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.25 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

10.9*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.11*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

10.12*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC. SEC File No: 0-12771.

10.13	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.14	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

Exhibit Number	Description of Exhibit
10.15*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.16*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.17	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

10.18*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 22, 2005 with the SEC.

10.19*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.20*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.21*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.22*	Agreement between Science Applications International Corporation and Thomas E. Darcy, dated as of November 28, 2005. Incorporated by reference to Exhibit 10.3 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.23*	Mutual Release of Claims dated January 27, 2006, by and between Science Applications International Corporation and Duane Andrews. Incorporated by reference to Exhibit 99.3 to Science Applications International Corporation’s Current Report on Form 8-K as filed on February 1, 2006 with the SEC.

14	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/S/ K. C. DAHLBERG
K. C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ K. C. DAHLBERG K. C. Dahlberg	Chairman of the Board and Principal Executive Officer	April 12, 2007

/S/ M.W. SOPP M.W. Sopp	Principal Financial Officer	April 12, 2007

/S/ J. R. HARTLEY J. R. Hartley	Principal Accounting Officer	April 12, 2007

/S/ W. H. DEMISCH W. H. Demisch	Director	April 12, 2007

/S/ J. A. DRUMMOND J. A. Drummond	Director	April 12, 2007

/S/ J. J. HAMRE J. J. Hamre	Director	April 12, 2007

/S/ A. K. JONES A. K. Jones	Director	April 12, 2007

/S/ H. M. J. KRAEMER, JR. H. M. J. Kraemer, Jr.	Director	April 12, 2007

/S/ E. J. SANDERSON, JR. E. J. Sanderson, Jr.	Director	April 12, 2007

/S/ L. A. SIMPSON L. A. Simpson	Director	April 12, 2007

/S/ J.P. WALKUSH J.P. Walkush	Director	April 12, 2007

/S/ A. T. YOUNG A. T. Young	Director	April 12, 2007

SAIC, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been retrospectively adjusted to give effect to a reorganization merger of entities under common control.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective February 1, 2006, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective January 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

April 10, 2007

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2007	2006	2005
	(in millions, except per share amounts)
Revenues	$8,294	$7,775	$7,172
Costs and expenses:
Cost of revenues	7,184	6,794	6,277
Selling, general and administrative expenses	525	491	414
Gain on sale of business units, net	—	—	(2)

Operating income	585	490	483
Non-operating income (expense):
Interest income	117	97	45
Interest expense	(92)	(89)	(88)
Minority interest in income of consolidated subsidiaries	(12)	(12)	(13)
Other income (expense), net	5	(8)	(28)

Income from continuing operations before income taxes	603	478	399
Provision for income taxes	234	137	130

Income from continuing operations	369	341	269
Discontinued operations (Note 18):
Income from discontinued operations before income taxes (including gains of $19 million, $871 million and $6 million in fiscal 2007, 2006 and 2005 respectively)	24	881	159
Provision for income taxes	2	295	19

Income from discontinued operations	22	586	140

Net income	$391	$927	$409

Earnings per share:
Basic:
Income from continuing operations	$1.05	$.98	$.74
Income from discontinued operations	.06	1.68	.38

	$1.11	$2.66	$1.12

Diluted:
Income from continuing operations	$1.01	$.95	$.72
Income from discontinued operations	.06	1.63	.37

	$1.07	$2.58	$1.09

Common equivalent shares:
Basic	352	348	365

Diluted	364	359	375

See accompanying notes to consolidated financial statements.

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2007	2006
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,113	$1,010
Investments in marketable securities	—	1,659
Receivables, net	1,641	1,515
Inventory, prepaid expenses and other current assets	191	191
Assets of discontinued operations	—	28

Total current assets	2,945	4,403
Property, plant and equipment, net	387	356
Intangible assets, net	109	63
Goodwill	951	655
Deferred income taxes	57	66
Other assets	109	112

	$4,558	$5,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,042	$959
Accrued payroll and employee benefits	519	468
Income taxes payable	73	14
Notes payable and long-term debt, current portion	29	47
Liabilities of discontinued operations	—	3

Total current liabilities	1,663	1,491
Notes payable and long-term debt, net of current portion	1,199	1,192
Other long-term liabilities	104	111
Commitments and contingencies (Notes 15 and 19)
Minority interest in consolidated subsidiaries	56	54
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 320 million and 343 million shares issued and outstanding at January 31, 2007 and 2006, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 92 million and no shares issued and outstanding at January 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	1,557	2,508
Retained earnings	6	415
Other stockholders’ equity	—	(84)
Accumulated other comprehensive loss	(27)	(32)

Total stockholders’ equity	1,536	2,807

	$4,558	$5,655

See accompanying notes to consolidated financial statements.

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2004	—	371	$1,964	$361	$(92)	$(30)
Net income	—	—	—	409	—	—	$409
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Issuances of stock	—	30	465	—	—	—	—
Repurchases of stock	—	(38)	(217)	(558)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	(13)	—	—

Balance at January 31, 2005	—	363	2,280	212	(105)	(36)	$403

Net income	—	—	—	927	—	—	$927
Other comprehensive income	—	—	—	—	—	4	4
Issuances of stock	—	27	443	—	—	—	—
Repurchases of stock	—	(47)	(283)	(724)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	21	—	—

Balance at January 31, 2006	—	343	2,508	415	(84)	(32)	$931

Net income	—	—	—	391	—	—	$391
Other comprehensive income	—	—	—	—	—	15	15
Initial public offering of common stock	86	—	1,243	—	—	—	—
Conversion of preferred stock to common stock	8	(8)	—	—	—	—	—
Issuances of preferred stock and other stock transactions	—	21	289	—	—	—	—
Repurchases of stock	(2)	(36)	(267)	(602)	—	—	—
Special dividend	—	—	(2,245)	(198)	—	—	—
Income tax benefit from employee stock transactions	—	—	41	—	—	—	—
Stock-based compensation	—	—	44	—	28	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10)	—
Elimination of unearned compensation upon modification of stock awards	—	—	(56)	—	56	—	—

Balance at January 31, 2007	92	320	$1,557	$6	$—	$(27)	$406

See accompanying notes to consolidated financial statements.

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2007	2006	2005
	(in millions)
Cash flows from operations:
Net income	$391	$927	$409
Income from discontinued operations	(22)	(586)	(140)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	72	69	56
Stock-based compensation	64	39	35
Minority interest in income of consolidated subsidiaries	12	12	13
Dividends received in excess of equity earnings from unconsolidated affiliates	9	(4)	6
Excess tax benefits from stock-based compensation	(9)	—	—
Other	8	17	5
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(72)	51	(221)
Inventory, prepaid expenses and other current assets	9	39	—
Deferred income taxes	3	(42)	59
Other assets	2	(19)	3
Accounts payable and accrued liabilities	36	52	156
Accrued payroll and employee benefits	96	94	118
Income taxes payable	107	(76)	77
Other long-term liabilities	(2)	14	7

Total cash flows provided by operations	704	587	583

Cash flows from investing activities:
Expenditures for property, plant and equipment	(74)	(54)	(42)
Acquisitions of businesses, net of cash acquired of $14, $4, and $4 in fiscal 2007, 2006 and 2005, respectively	(377)	(212)	(212)
Payments for businesses acquired in previous years	(1)	(14)	(20)
Purchases of marketable securities available-for-sale	(4,258)	(7,852)	(6,387)
Proceeds from sales and maturities of marketable securities available-for-sale	5,917	7,561	6,290
Other	3	(12)	26

Total cash flows provided by (used in) investing activities	1,210	(583)	(345)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	1	—	27
Payments on notes payable and long-term debt	(28)	(46)	(24)
Payment of a special dividend	(2,439)	—	—
Sales of stock through initial public offering	1,243	—	—
Sales of stock and exercise of stock options	100	155	130
Repurchases of stock	(724)	(818)	(607)
Excess tax benefits from stock-based compensation	9	—	—
Other	(3)	(4)	(4)

Total cash flows used in financing activities	(1,841)	(713)	(478)

Increase (decrease) in cash and cash equivalents from continuing operations	73	(709)	(240)

Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	4	(319)	179
Cash provided by (used in) investing activities of discontinued operations	26	1,072	(60)

Increase in cash and cash equivalents from discontinued operations	30	753	119

Cash and cash equivalents at beginning of year	1,010	966	1,087

Cash and cash equivalents at end of year	$1,113	$1,010	$966

Supplemental schedule of non-cash investing and financing activities:
Stock exchanged upon exercise of stock options	$143	$189	$168

Stock issued for settlement of accrued employee benefits	$54	$71	$88

Fair value of assets acquired in acquisitions	$431	$288	$284
Cash paid in acquisitions, net of cash acquired	(377)	(212)	(212)
Issuance of stock in acquisitions	—	(17)	(4)
Accrued acquisition payments	(9)	(2)	—

Liabilities assumed in acquisitions	$45	$57	$68

See accompanying notes to consolidated financial statements.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Reporting Entity

Science Applications International Corporation was formed in 1969. On October 16, 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, the shares of common stock of Science Applications International Corporation were exchanged for shares of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock.

In October 2006, SAIC, Inc. completed the initial public offering of 86.25 million shares of its common stock. The initial public offering was priced at $15 per share and resulted in net proceeds of $1.24 billion, after deducting underwriting commissions and discounts and other offering-related costs. The common stock began trading on the New York Stock Exchange under the ticker symbol “SAI” on October 13, 2006. Although shares of common stock contain the same economic rights as shares of Class A preferred stock, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share.

The accompanying financial statements reflect the reorganization merger as a change in reporting entity at historical cost and the financial statements prior to the reorganization merger reflect the accounts of Science Applications International Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that govern financial statements. The effects of the exchange of shares in the reorganization merger have been retrospectively applied to stockholders’ equity and per share amounts in the consolidated financial statements. This retrospective application had no effect on other amounts, including the net income of Science Applications International Corporation, for the periods presented.

Nature of Operations and Basis of Presentation

SAIC, Inc., together with its majority-owned and wholly-owned subsidiaries, is a leading provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Governmental civil agencies and customers in selected commercial markets.

The consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. Outside investors’ interests in the majority-owned subsidiaries are reflected as minority interest. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2007 is referred to as “fiscal 2007” in these notes to consolidated financial statements.

Reorganization Merger

Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc. The number and exercise price of stock options outstanding were adjusted for this exchange.

The shares of Class A preferred stock of SAIC, Inc. were allocated 20% to series A-1 preferred stock, 20% to series A-2 preferred stock, 30% to series A-3 preferred stock, and 30% to series A-4 preferred stock. The different series are identical, except for applicable restriction periods. Shares of Class A preferred stock will not

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be transferable or convertible into common stock until the applicable restriction periods expire. The restriction periods expire on January 11, 2007 for series A-1 preferred stock, April 11, 2007 for series A-2 preferred stock, July 10, 2007 for series A-3 preferred stock, and October 8, 2007 for series A-4 preferred stock. As of January 31, 2007, approximately 132 million shares of Class A preferred stock were freely transferable and convertible into common stock, consisting of shares of Class A preferred stock held in the Company’s retirement plans that are subject to diversification rights provided under the Pension Protection Act of 2006 and shares of series A-1 preferred stock whose restriction period expired on January 11, 2007. When shares of Class A preferred stock become transferable and are sold or transferred to other than a permitted transferee, as defined in the certificate of incorporation of SAIC, Inc., the shares convert into common stock on a one-for-one basis.

Special Dividend

Prior to the reorganization merger and the initial public offering, the board of directors of Science Applications International Corporation declared a special dividend of $15 per share of Class A common stock and $300 per share of Class B common stock to holders of record as of October 12, 2006. The stock options outstanding as of the dividend record date were adjusted to maintain the pre-dividend fair value. This adjustment resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding (Note 11). Stock-based compensation was not affected by this adjustment as it was required by the terms of the 1999 Stock Incentive Plan. The special dividend of $2.45 billion was paid in November 2006.

Common and Preferred Stock

The Company is authorized to issue 2 billion shares of common stock, par value $.0001 per share, 1.5 billion shares of Class A preferred stock, par value $.0001 per share, and 10 million shares of undesignated preferred stock, par value of $.0001 per share. As of January 31, 2007, 92 million shares of common stock and 320 million shares of Class A preferred stock were issued and outstanding. Included in the number of shares of Class A preferred stock issued and outstanding as of January 31, 2007 were 8 million restricted shares that were unvested. These unvested shares are excluded from the calculation of basic earnings per share and included in the calculation of diluted earnings per share under the treasury stock method. Repurchases of the Company’s stock reduce the amount of additional paid-in capital and retained earnings in the stockholders’ equity section of the Company’s consolidated balance sheets. Shares of stock are retired upon repurchase.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

Reclassifications

Certain amounts in the consolidated statements of cash flows for the years ended January 31, 2006 and 2005 have been reclassified to conform to the fiscal 2007 presentation. In the consolidated statements of cash flows for the years ended January 31, 2006 and 2005, the Company reclassified $71 million and $88 million, respectively, from stock-based compensation to changes in accrued payroll and employee benefits to reflect issuances of vested stock as settlement of certain bonus and retirement plan amounts expensed during prior periods. In addition, these issuances of vested stock are shown in the supplemental schedule of non-cash financing activities. This reclassification had no effect on previously reported total cash flows provided by operations.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued Operations

On October 27, 2006, the Company completed the sale of its majority-owned subsidiary, ANXeBusiness Corp. (ANX). On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of ANX and Telcordia have been classified as discontinued operations (Note 18) for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an on-going basis including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are generated primarily from contracts with the U.S. Government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under a variety of contracts, some of which provide for reimbursement of cost plus fees, or target cost and fee with risk sharing, and others which are fixed-price or time-and-materials type contracts. Revenues and fees on these contracts are primarily recognized using the percentage-of-completion method of accounting, most often based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method). The Company also uses the efforts-expended method of percentage-of-completion using measures such as labor dollars for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware incurred on a contract for which procurement of materials does not represent significant progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met. On contracts that provide for incentive or award fees, the Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met. The Company evaluates its contracts for multiple deliverables and, when appropriate, segments the contracts into separate units of accounting for proper revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are first identified. Amounts billed to customers but not yet recognized as revenue under certain

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2004. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Pre-contract Costs

Costs incurred on projects accounted for under the percentage-of-completion accounting method may be recognized as pre-contract costs and deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of three months or less, excluding amounts held in the Company’s managed portfolios. Items qualifying as cash equivalents but held in the Company’s managed portfolios are included in marketable securities on the Company’s consolidated balance sheets. Cash equivalents are invested in institutional money market funds, money market accounts and time deposits.

Investments in Debt and Marketable and Private Equity Securities

Investments in debt and marketable equity securities are classified as either available-for-sale or held-to-maturity at the time of purchase. Available-for-sale securities are carried at fair value and held-to-maturity debt securities are carried at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded net of related tax effects in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the adjusted cost of the securities sold.

Investments in affiliates and corporate joint ventures where the Company has an ownership interest representing between 20% and 50%, or over which the Company exercises significant influence, are accounted for under the equity method whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ individual assets and liabilities. The Company recognized revenues of $16 million, $15 million and $12 million on sales to these equity method investees during the years ended January 31, 2007, 2006 and 2005, respectively.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments in affiliates over which the Company does not exercise significant influence and whose securities do not have a readily determinable fair market value as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried at cost or adjusted cost net of other-than-temporary impairments.

Management evaluates its investments in marketable and private equity securities for other-than-temporary impairment at each balance sheet date. If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the security to its estimated fair value (Note 12).

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

Property, Plant and Equipment

Depreciation of buildings is recognized using the straight-line method over estimated useful lives of ten to forty years while the related improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. Depreciation of equipment is recognized using the straight-line method or the declining-balance method over the estimated useful lives of three to ten years.

Purchases of property and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances have made the recovery of an asset’s carrying value unlikely and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Goodwill and Intangible Assets

Goodwill is assessed for impairment annually and whenever events or circumstances indicate a condition of impairment may exist. The Company performs its annual goodwill impairment assessment during the fourth quarter (Note 6).

Intangible assets with finite lives are amortized using a method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over the estimated useful lives of one to 12 years. Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate that a condition of impairment may exist. Intangible assets with indefinite lives are not amortized but are assessed for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

Income taxes are provided utilizing the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” and related interpretations. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities on an annual basis (Note 13). Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted.

The provisions for federal, state, foreign and local income taxes are calculated on income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on February 1, 2006 (Note 11). This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the fair value of the 15% discount on employee stock purchases made under its Employee Stock Purchase Plan (ESPP).

Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in net income for stock options granted to employees and directors, as all stock options had an exercise price equal to the fair value of the underlying stock on the date of grant. Additionally, no compensation expense was recognized for the ESPP because it was a non-compensatory plan. Compensation expense was recognized for grants of vesting and vested stock awards based on the fair value of the underlying stock on the date of grant, with vesting stock expense recognized on a straight-line basis over the period in which the awards were earned. The Company accounted for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted after September 1, 2005, the date the Company made its initial filing with the SEC for the initial public offering as described above, and the prospective transition method for stock-based awards granted prior to September 1, 2005. The difference in accounting treatment between options granted prior to and after September 1, 2005 is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. Under these transition methods, compensation expense associated with stock options during the year ended January 31, 2007, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, there is no compensation expense resulting from options granted to employees and directors prior to September 1, 2005 unless a modification is made to those options

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other than a modification in conjunction with an equity restructuring to equalize the fair value of the options immediately before and after an equity restructuring. In connection with the reorganization merger as described above, a modification was made to outstanding stock options in order to equalize the fair value, which consequently did not result in any incremental fair value or compensation expense.

Compensation expense recorded for stock options and vesting stock includes an estimated forfeiture rate. For vesting stock granted prior to September 1, 2005, the Company had accounted for the effects of forfeitures of vesting stock as the forfeitures occurred until the completion of the initial public offering and reorganization merger. In connection with the reorganization merger, which constituted a modification in connection with an equity restructuring, the Company recorded a cumulative effect adjustment, which reduced stock-based compensation by $12 million, to apply a forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on certain of those awards granted to special retirement eligible persons. As a result, all future stock-based compensation expense on vesting stock and stock options will include an estimated forfeiture rate. Additionally, the Company reclassified all remaining unearned compensation at the time of modification to additional paid-in capital.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term investments, foreign currency forward exchange contracts, and interest rate derivative contracts.

Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

Fair Value of Financial Instruments

The fair value of a financial instrument is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments in marketable securities, long-term investments in marketable securities and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents and short-term investments in marketable securities are recorded at fair value. The fair value of short-term and long-term investments in marketable securities is based upon quoted market prices. The fair value of long-term investments in private equity securities is estimated using various valuation techniques and factors, such as discounted cash flow models, market prices of comparable companies and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 8) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Foreign Currency

Financial statements of consolidated international subsidiaries, for which the functional currency is the local currency, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized when realized.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies how uncertain tax positions that have been taken or are expected to be taken on a company’s tax return should be recognized, measured, presented and disclosed in the financial statements. The cumulative effect of applying this pronouncement to uncertain tax positions at the date of adoption will be recorded during the first quarter of fiscal 2008 as an adjustment to beginning retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of fiscal 2007. The adoption of SAB No. 108 did not impact the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for the Company in fiscal 2009 and applied prospectively. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).” SFAS No. 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans and requires recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and obligations that determine its funded status as of the end of the company’s fiscal year, the offset of which is recorded net of tax as a component of accumulated other comprehensive income in stockholders’ equity. The Company adopted SFAS No. 158 on January 31, 2007. As a result of the adoption of SFAS No. 158, the Company’s recorded pension liability increased by $15 million (Note 10).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS No. 159 are elective. This statement is effective for the Company in fiscal 2009 and may be applied prospectively. Early adoption is permitted provided the Company also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the potential impact of applying the provisions of this statement to the related assets and liabilities and the impact to its consolidated financial position and results of operations.

Note 2—Earnings Per Share (EPS):

The following EPS information reflects the exchange of shares in the reorganization merger as described in Note 1. Shares of common stock contain the same economic rights as shares of Class A preferred stock. However, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method and therefore the two-class method is not shown in the accompanying consolidated financial statements. Basic EPS is computed by

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividing income by the weighted average number of shares outstanding. Shares of stock granted to officers and employees of the Company are included in the computation of basic weighted average shares outstanding only after the shares become vested. Diluted EPS is computed similar to basic EPS, except the weighted average shares outstanding is increased to include the effect of dilutive common stock equivalents, which is comprised of stock options and other stock awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Basic weighted average shares	352	348	365
Add: Dilutive common stock equivalents
Stock options	9	8	9
Unvested stock awards and other stock awards	3	3	1

Diluted weighted average shares	364	359	375

Included in the number of shares of Class A preferred stock issued and outstanding as of January 31, 2007 were 8 million shares that were unvested. These unvested shares are excluded from the calculation of basic EPS and included in the calculation of diluted EPS under the treasury stock method. Options to purchase one million shares of stock at prices between $14.64 and $18.70 per share were excluded from the calculation of dilutive common share equivalents for the year ended January 31, 2007 because the effect would have been antidilutive under application of the treasury stock method. Such options expire between May 2011 and December 2011.

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the years ended January 31, 2007, 2006 and 2005.

Note 3—Short-term and Long-term Investments in Marketable Securities:

In anticipation of the payment of a special dividend as described in Note 1, the Company liquidated all of its short-term investments in marketable securities in March 2006. As of January 31, 2006, the aggregate cost basis and market value of short-term investments by major security type were as follows:

	January 31, 2006
	Cost basis	Market value
	(in millions)
U.S. Government and agency securities	$139	$139
Corporate obligations	890	890
Municipal debt	488	488
Other	142	142

Total short-term investments	$1,659	$1,659

As of January 31, 2007 and 2006, the Company had long-term investments in marketable securities of $3 million, which are included in other long-term assets. At January 31, 2007, aggregate gross unrealized gains and losses were not material.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Composition of Certain Financial Statement Captions:

	January 31
	2007	2006
	(in millions)
Receivables, net:
Billed less allowance for doubtful accounts of $5 million and $6 million at January 31, 2007 and 2006, respectively	$1,228	$1,081
Unbilled	398	411
Contract retentions	15	23

	$1,641	$1,515

Inventory, prepaid expenses and other current assets:
Inventories	$50	$60
Prepaid expenses	41	46
Restricted cash	22	21
Pre-contract costs (Note 1)	7	34
Deferred income taxes	21	—
Other	50	30

	$191	$191

Property, plant and equipment, net:
Computers and other equipment	$203	$195
Buildings and improvements	232	220
Leasehold improvements	110	84
Office furniture and fixtures	47	43
Land	47	48
Construction in progress	16	12

	655	602
Less accumulated depreciation and amortization	268	246

	$387	$356

Other assets:
Equity method investments	$20	$23
Cost method investments	36	38
Other	53	51

	$109	$112

Accounts payable and accrued liabilities:
Accounts payable	$466	$387
Other accrued liabilities	429	390
Billings in excess of revenues on uncompleted contracts and deferred revenue	147	173
Deferred income taxes	—	9

	$1,042	$959

Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$308	$273
Accrued vacation	193	181
Accrued contributions to employee benefit plans	18	14

	$519	$468

Other long-term liabilities:
Accrued pension liabilities	$24	$24
Deferred compensation	44	44
Other	36	43

	$104	$111

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Acquisitions:

The Company completed acquisitions of certain business assets and businesses in fiscal 2007, 2006 and 2005, which individually and in the aggregate were not considered material business combinations in the year acquired.

In fiscal 2007, the Company completed eight acquisitions in its Government segment for an aggregate purchase price of $400 million, which consisted of $391 million in cash and $9 million of accrued acquisition payments. The preliminary purchase price allocations resulted in identifiable intangible assets of $71 million (amortizable over a weighted average life of five years based on the preliminary purchase price allocations) and goodwill of $291 million, of which $207 million was tax deductible. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received.

In fiscal 2006, the Company completed four acquisitions for an aggregate purchase price of $234 million, which consisted of $216 million in cash, 781,000 shares of the Company’s stock that had a fair value of $17 million on the date of issuance and future acquisition payments of $1 million payable once certain conditions had been met. The final purchase price allocations resulted in identifiable intangible assets of $36 million (amortizable over a weighted average life of seven years) and goodwill of $192 million, $32 million of which was tax deductible.

In fiscal 2005, the Company completed four acquisitions for an aggregate purchase price of $236 million, which consisted of $227 million in cash, 214,000 shares of the Company’s stock that had a fair value of $4 million on the date of issuance and future acquisition payments of $5 million, all of which has been paid. The final purchase price allocations resulted in identifiable intangible assets of $44 million (amortizable over a weighted average life of nine years) and goodwill of $157 million, $33 million of which was tax deductible.

Note 6—Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at February 1, 2005	$443	$25	$468
Acquisitions	186	—	186
Foreign currency translation	—	(1)	(1)
Adjustments	2	—	2

Goodwill at January 31, 2006	631	24	655
Acquisitions	291	—	291
Foreign currency translation	—	2	2
Adjustments	6	(3)	3

Goodwill at January 31, 2007	$928	$23	$951

Goodwill adjustments in fiscal 2007 and 2006 resulted from the finalization of purchase price allocations related to prior year acquisitions.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following:

	January 31
	2007			2006
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

	(in millions)
Amortizable assets:
Customer relationships	$75	$30	$45	$48	$24	$24
Non-compete agreements	12	7	5	25	20	5
Software and technology	63	12	51	33	5	28
Other	6	4	2	6	2	4

Total amortizable intangible assets	156	53	103	112	51	61
Non-amortizable intangible assets:
Tradenames	6	—	6	2	—	2

Total intangible assets	$162	$53	$109	$114	$51	$63

Amortizable intangible assets with a gross carrying value of $7 million became fully amortized at January 31, 2006 and are no longer reflected in the gross carrying value after that date. In addition, intangible assets with a gross carrying value of $17 million became fully amortized during the year ended January 31, 2007 and, therefore are no longer reflected in the gross carrying value as of January 31, 2007. Intangible assets arising from acquisitions made prior to February 1, 2006 increased by $1 million of amortizable intangible assets due to the finalization of purchase price allocations. Amortization expense related to amortizable intangible assets was $26 million, $29 million and $20 million in fiscal 2007, 2006 and 2005, respectively.

Based on the intangible assets as of January 31, 2007, the estimated annual amortization expense related to amortizable intangible assets is as follows (in millions):

Year Ending January 31
2008	$25
2009	23
2010	20
2011	16
2012	12
2013 and thereafter	7

$103

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. In fiscal 2007, the Company did not recognize any impairment losses of intangible assets. In fiscal 2006 and 2005, impairment losses on intangible assets were not material.

Note 7—Revolving Credit Facility:

SAIC, Inc.’s wholly-owned subsidiary, Science Applications International Corporation, has a five-year revolving credit facility, which allows for borrowings of up to $750 million through fiscal 2012. Borrowings under the revolving credit facility are unsecured and bear interest at a rate determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate. As of January 31, 2007, there were no borrowings outstanding under the revolving credit facility.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four fiscal quarters beginning with the fiscal year ended January 31, 2006, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 and a ratio of EBITDA to interest expense of greater than 3.5 to 1.0. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities and to declare and pay a dividend on the Company’s stock. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. The Company was in compliance with these financial covenants as of January 31, 2007.

As of January 31, 2007, $655 million of the revolving credit facility was available, reduced by $95 million of standby letters of credit issued in connection with the Company’s contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract (Note 19).

SAIC, Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation under the revolving credit facility (Note 20).

Note 8—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following:

	January 31
	2007	2006
	(in millions)
5.5% notes due fiscal 2034	$296	$296
6.25% notes due fiscal 2013	549	548
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	96	94
3-year note due fiscal 2007	—	17
Other notes payable	39	36

	1,228	1,239
Less current portion	29	47

	$1,199	$1,192

In fiscal 2004, the Company completed an offering of $300 million of senior unsecured notes (5.5% notes). The 5.5% notes are due on July 1, 2033 with interest payable on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense using the effective interest method, which results in an effective interest rate of 5.8%. The fair value of the 5.5% notes was less than the carrying value by $31 million at January 31, 2007.

In fiscal 2003, the Company issued $550 million of 6.25% senior unsecured notes (6.25% notes) and $250 million of 7.125% senior unsecured notes (7.125% notes). The 6.25% notes and the 7.125% notes are due on July 1, 2012 and July 1, 2032, respectively, with interest payable semi-annually beginning January 1, 2003. The

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 6.5% for the 6.25% notes and 7.43% for the 7.125% notes. The fair value of the 6.25% notes and 7.125% notes exceeded the carrying value by $16 million and $21 million, respectively, at January 31, 2007.

In fiscal 1998, the Company issued $100 million of 6.75% senior unsecured notes with a nominal discount (6.75% notes) which are due February 1, 2008 with interest payable semi-annually beginning August 1, 1998. The 6.75% notes have an effective interest rate of 8.3%, due principally to the amortization of the loss on the settlement of a related treasury lock contract, the discount on issuance of the notes and underwriting fees associated with the offering. The fair value of the 6.75% notes exceeded the carrying value by $5 million at January 31, 2007. In fiscal 2005, the Company entered into interest rate swaps related to this debt as described in Note 9.

The Company is subject to certain restrictions on the notes described above, such as limitations on liens and sale and leaseback transactions. As of January 31, 2007, the Company was in compliance with these restrictions.

The Company has various other notes payable with interest rates from 4.0% to 6.0% that are due on various dates through fiscal 2017.

Maturities of notes payable and long-term debt are as follows (in millions):

Year Ending January 31
2008	$29
2009	103
2010	2
2011	1
2012	1
2013 and thereafter	1,103

Total principal payments	1,239
Less unamortized discount	11

$1,228

Note 9—Derivative Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions and appropriate authorization. The Company does not hold derivative instruments for trading or speculative purposes.

Interest Rate Risk

The Company entered into interest rate swap agreements in fiscal 2002 (2002 swap agreements), which converted a variable payment stream to a fixed payment stream. In fiscal 2004, the 2002 swap agreements were

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no longer designated in a cash flow hedging relationship. Consequently, all subsequent changes in fair value of the 2002 swap agreements are recorded in income through the expiration of the agreements. Additionally, the cumulative loss before income taxes at the date of the change in designation of $14 million is amortized as additional interest expense through expiration of the agreements. The agreements expire in fiscal 2009.

In fiscal 2004, the Company entered into additional interest rate swaps (2004 swap agreements) to offset the effects of the 2002 swap agreements. The net change in the fair values of the 2002 and 2004 swap agreements since the fiscal 2004 change in designation has not been material and has been recorded as additional interest expense. At January 31, 2007, the combined fair value of the 2002 and 2004 swap agreements was $5 million, of which $3 million and $2 million are reflected in other accrued liabilities and other long-term liabilities, respectively.

The Company entered into interest rate swap agreements in fiscal 2005 (2005 swap agreements) to convert the fixed interest payments on its $100 million 6.75% notes (Note 8) to a variable rate, computed based on a rolling six-month LIBOR plus a margin. These swap agreements are designated as fair value hedges of changes in the notes’ fair value and have been fully effective in offsetting the change in fair value of the underlying notes. The fair value of the 2005 swap agreements at January 31, 2007 was a liability of $2 million, which is reflected in other accrued liabilities.

Foreign Currency Risk

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company manages cash flow exposure of certain receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. At January 31, 2007, there were no outstanding foreign currency forward contracts.

Note 10—Retirement Plans:

SAIC Retirement Plan

The Company maintains the SAIC Retirement Plan (SRP), which is both a 401(k) plan and an employee stock ownership plan (ESOP). The SRP allows eligible participants to defer a portion of their income through payroll deductions. Employee deferrals are fully vested, may be matched by the Company and are not taxable to the participant until distributed from the SRP following termination, retirement, permanent disability or death. Employees are eligible to immediately participate in the SRP and receive the Company matching contribution upon their employment with the Company. The Company’s matching contribution is a 50% match for each dollar an employee contributes to the 401(k), up to 6% of the employee’s eligible compensation. In addition, the Company may also provide profit sharing contributions in cash and Company stock. These contributions are based upon amounts determined annually by the board of directors and are allocated to participants’ accounts based on their annual eligible compensation. Employees must meet a one-year eligibility period to qualify for any profit sharing contributions made by the Company. Participants’ interests in the Company’s matching and profit sharing contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. The Company’s contributions, including the matching contributions, expensed under the SRP and previous plans were $127 million, $121 million and $95 million in fiscal 2007, 2006 and 2005, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus compensation. The

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company makes no contributions under the Keystaff Deferral Plan (KDP) but does credit participant accounts for deferred compensation amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (5.89% to 6.39% during fiscal 2007). Deferred balances are generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their annual bonus awards granted under the 2006 Equity Incentive Plan and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Defined Benefit Plans

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that perform services on a specific contract.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).” The Company adopted SFAS No. 158 on January 31, 2007 and the effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet are presented in the following table.

	Before Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at January 31, 2007
	(in millions)
Deferred income taxes	$73	$5	$78
Accrued pension liabilities (other long-term liabilities)	9	15	24
Total liabilities	2,951	15	2,966
Accumulated other comprehensive loss	(17)	(10)	(27)
Total stockholders’ equity	1,546	(10)	1,536

The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for the Company’s foreign defined benefit pension plan for certain employees in the United Kingdom. The plan has a January 31 measurement date.

	Year Ended January 31
	2007	2006
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$113	$95
Service cost	5	3
Interest cost	6	5
Plan participants’ contributions	1	1
Actuarial (gain) loss	(14)	16
Benefits paid	(1)	(1)
Foreign currency translation	11	(6)

Benefit obligation at end of year	$121	$113

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended January 31
	2007	2006
	(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$75	$63
Actual return on plan assets	7	13
Company contributions	6	3
Plan participants’ contributions	1	1
Benefits paid	(1)	(1)
Foreign currency translation	9	(4)

Fair value of plan assets at end of year	$97	$75

	As of January 31
	2007	2006
	(in millions)
Funded status at end of year	$(24)	$(38)

Unrecognized net actuarial loss		42

Net prepaid benefit cost		$4

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (noncurrent liabilities)	$(24)

Accrued benefit cost		$(24)
Accumulated other comprehensive loss (pretax)		28

Net prepaid benefit cost		$4

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$27

The accumulated benefit obligation for the defined benefit pension plan was $106 million and $100 million at January 31, 2007 and 2006, respectively. As a result of changes in the unfunded accumulated benefit obligation, a minimum pension liability reduction of $11 million and increases of $3 million and $3 million, all net of tax, were included in other comprehensive income in fiscal 2007, 2006 and 2005, respectively.

Amounts for the defined benefit pension plan with an accumulated benefit obligation in excess of plan assets were as follows:

	January 31
	2007	2006
	(in millions)
Projected benefit obligation	$121	$113
Accumulated benefit obligation	106	100
Fair value of plan assets	97	75

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Service cost	$5	$3	$3
Interest cost	6	5	4
Expected return on plan assets	(6)	(5)	(4)
Amortization of actuarial loss	2	2	1

	$7	$5	$4

The net actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during fiscal 2008 is $1 million.

Actuarial Assumptions

The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2007	2006
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	5.3%	4.7%
Rate of compensation increase	3.9	3.6

	Year Ended January 31
	2007	2006	2005
Assumptions used to determine net periodic benefit cost:
Discount rate	4.7%	5.3%	5.5%
Expected return on plan assets	7.3	7.6	8.0
Rate of compensation increase	3.6	3.6	3.5

The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is determined in consultation with investment advisors and is based on a variety of factors including long-term historical market returns for the various asset classes in the plans and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plans, is performed to determine an overall average expected long-term rate of return.

Plan Assets

As of the measurement date, pension plan assets were allocated as follows:

	January 31
	2007	2006
International equity securities	70%	71%
Debt securities	22	21
Real estate and cash	8	8

	100%	100%

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s overall investment strategy for all pension plan assets is to utilize a total return investment approach whereby a mix of equity securities, fixed income, real estate and cash investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. The investment portfolio contains a diversified blend of international equity securities, fixed income securities, and real estate investments. Target asset allocation as prescribed by the investment strategy is substantially similar to actual allocation at measurement date.

Cash Flows

During fiscal 2008, the Company expects to contribute approximately $8 million to the defined benefit pension plan. Estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $1 million for each of the years in fiscal 2008 to 2010 and $2 million for each of the years in fiscal 2011 to 2012. Total estimated benefit payments for fiscal 2013 through 2017 are expected to be $17 million.

Other

The Company also makes contributions to a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease to be the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the government customer. Accordingly, the amounts associated with this plan are not included in the defined benefit plan disclosures above.

In addition, certain employees at AMSEC LLC, a consolidated joint venture, continue to participate in a defined benefit pension and a retiree medical and life insurance plan sponsored by the other joint venture participant. AMSEC LLC recorded expense of $1 million in fiscal 2007, 2006 and 2005 for payments made to the other joint venture partner for the cost of the benefits these plans provide.

Note 11—Stock-Based Compensation:

At January 31, 2007, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the 1999 Stock Incentive Plan (SIP), the 1984 Bonus Compensation Plan (BCP), the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP).

On September 27, 2006, the stockholders of Science Applications International Corporation approved the 2006 Equity Incentive Plan of SAIC, Inc. After the effective date, which was the date of the reorganization merger, stock awards will be issued under the 2006 Equity Incentive Plan and no additional stock awards will be issued under the SIP or BCP. The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, deferred stock awards, phantom stock awards, cash awards, performance awards, and other similar types of stock awards. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Awards under the BCP become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement. Stock awards granted under the plans generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. The amounts expensed under these plans were $142 million, $118 million and $121 million in fiscal 2007, 2006 and 2005, respectively, including cash bonuses. As of January 31, 2007, 74 million shares of the Company’s stock were reserved for issuance under the 2006 Equity Incentive Plan.

The Company has a Stock Compensation Plan and a Management Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of stock awards granted under the Stock Compensation Plans, which are vesting stock awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant. For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. In 2006, the board of directors amended the vesting period for new awards granted under the Stock Compensation Plans. New awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company as defined by the plans, participant accounts will become fully vested and shares of Company stock held in the accounts will be immediately distributed. The amounts expensed under these plans were $2 million, $6 million and $7 million in fiscal 2007, 2006 and 2005, respectively. As a result of the reorganization merger discussed in Note 1, stock-based compensation expense for the Stock Compensation Plans was reduced by $5 million. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

ESPP. The Company has an employee stock purchase plan which allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. As of January 31, 2007, 7 million shares were authorized and reserved for issuance under the ESPP.

Total stock-based compensation expense was as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Stock-based compensation expense:
Stock options	$22	$—	$—
Vesting stock awards	29	38	34
Vested stock awards	2	1	1
15% ESPP discount	11	—	—

Total consolidated stock-based compensation expense	$64	$39	$35

These amounts do not include $54 million, $71 million and $88 million in vested stock issued during the years ended January 31, 2007, 2006 and 2005, respectively, as settlement of annual bonus accruals under the BCP and accrued retirement plan contributions. The Company did not issue any vested stock in fiscal 2008 as settlement of bonus amounts accrued under the 2006 Equity Incentive Plan in fiscal 2007. In addition, during

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2007 the Company recognized $9 million of expense related to dividends paid on unvested shares of vesting stock expected to be forfeited in future periods which is not reflected in the table above.

As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower in fiscal 2007 than under the Company’s previous accounting method for share-based compensation by the following amounts:

Year Ended January 31, 2007
(in millions, except per share amount)
Income from continuing operations before income taxes	$33
Income from continuing operations	24
Net income	24

Basic and diluted earnings per share	$0.07

The tax benefits related to stock-based compensation were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Tax benefits recognized from stock-based compensation	$21	$15	$14
Tax benefits realized from exercise of stock options	35	47	58

The tax benefits realized from stock awards of $32 million were recorded as additional paid-in capital and shown as cash flows from operations in the accompanying statements of cash flows for the tax benefits related to awards granted prior to September 1, 2005 as the tax benefits were realized prior to the reorganization merger. Excess tax benefits realized from stock awards after the reorganization merger of $9 million are presented as cash inflows from financing activities as all outstanding stock awards accounted for in accordance with APB Opinion No. 25 were modified as a result of the reorganization merger requiring those stock awards to be accounted for in accordance with SFAS No. 123(R).

Stock Options. Options may be granted with exercise prices no less than 85% of fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. All of the options outstanding at January 31, 2007 were granted with vesting periods of four years and terms of five years. Options granted under the 2006 Equity Incentive Plan were granted with exercise prices equal to fair market value, which the 2006 Equity Incentive Plan defines with reference to the closing price of the Company’s common stock on the NYSE on the date prior to the relevant date. Options granted under the SIP were granted with exercise prices equal to the fair value of Science Applications International Corporation’s Class A common stock on the date of grant.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment.” As the Company’s common stock was not publicly-traded until October 13, 2006 as described in Note 1, the Company estimates expected volatility based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data to estimate forfeitures. The Company uses the market price of its common stock for purposes of determining the fair value of stock options granted.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted during the year ended January 31, 2007 was determined using the following weighted average assumptions:

Year Ended January 31, 2007
Expected term (in years)	3.9
Expected volatility	33.4%
Risk-free interest rate	4.7%
Dividend yield	0%

Stock option activity under the plans for the three years ended January 31, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 1, 2004	84.3	$14.25	2.5	$338
Options granted	14.5	18.34
Options forfeited or expired	(4.8)	15.19
Options exercised	(20.3)	11.60		144

Outstanding at January 31, 2005	73.7	15.72	2.4	335
Options granted	13.0	20.55
Options forfeited or expired	(12.6)	16.00
Options exercised	(19.0)	14.74		118

Outstanding at January 31, 2006	55.1	17.13	2.5	266
Options granted	9.8	21.99
Options forfeited or expired	(5.5)	15.41
Options exercised	(12.5)	14.17		90
Special dividend adjustment	26.4	(6.07)

Outstanding at January 31, 2007	73.3	12.23	2.3	463

Vested and expected to vest in the future as of January 31, 2007	68.4	12.10	2.2	441

Available for grant under the 2006 Equity Incentive Plan at January 31, 2007	74.4

During the year ended January 31, 2007, the stock options outstanding as of the special dividend record date were adjusted to maintain their pre-dividend fair value as required by the terms of the SIP. This resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding. Stock-based compensation was not affected by this adjustment as the fair value of these options was the same before and after the modification. During the year ended January 31, 2007, the Company received cash from exercises of stock options of $33 million and stock exchanged at fair value upon exercise of stock options of $143 million. The weighted average grant-date fair value of stock options granted during the year ended January 31, 2007 using the Black-Scholes valuation model was $4.84, adjusted for the additional options issued as a result of the special dividend adjustment.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the options outstanding as of January 31, 2007 was as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$9.44 to $9.67	16.2	$9.55	1.1	9.9	$9.55	1.1
$10.17 to $10.98	11.3	10.81	0.6	9.7	10.87	0.5
$11.02 to $12.71	15.0	12.18	2.1	5.9	12.11	2.0
$13.52 to $13.93	13.6	13.53	3.2	2.5	13.53	3.2
$14.09 to $18.70	17.2	14.70	4.1	0.7	14.41	3.7

	73.3			28.7

The aggregate intrinsic value for options exercisable at January 31, 2007 was $217 million.

As of January 31, 2007, there was $46 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the 2006 Equity Incentive Plan and the SIP, which is expected to be recognized over a weighted-average period of 3.0 years. Compensation expense is measured at the grant date and generally recorded over the vesting period of four years.

Stock Awards. The fair value of the Company’s stock awards granted under the 2006 Equity Incentive Plan was determined based on the fair value of the Company’s common stock on the date of grant, which the 2006 Equity Incentive Plan defines with reference to the closing price of the Company’s common stock on the NYSE on the date prior to the relevant date. Stock awards granted under the BCP were determined based on the fair value of the Science Applications International Corporation’s Class A common stock on the grant date. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years.

Vesting stock award activity under the 2006 Equity Incentive Plan and BCP for the year ended January 31, 2007 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at February 1, 2006	4.8	$18.11
Awards granted	2.5	21.62
Awards forfeited	(0.5)	18.92
Awards vested	(1.5)	17.40

Unvested at January 31, 2007	5.3

As of January 31, 2007, there was $59 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the 2006 Equity Incentive Plan and BCP which is expected to be recognized over a weighted average period of 2.5 years. The fair value of vesting stock awards that vested under the 2006 Equity Incentive Plan and BCP during the year ended January 31, 2007 was $33 million.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation Plans. Vesting stock award activity under the Stock Compensation Plans for the year ended January 31, 2007 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at February 1, 2006	2.8	$15.50
Awards granted	0.4	21.96
Awards forfeited	(0.3)	16.31
Awards vested	(0.5)	13.30

Unvested at January 31, 2007	2.4

As of January 31, 2007, there was $17 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted average period of 3.4 years. The fair value of vesting stock awards that vested under the Stock Compensation Plans during the year ended January 31, 2007 was $12 million.

Note 12—Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Impairment losses on investments	$(1)	$(6)	$(20)
Gross realized gains on sale of marketable securities	—	1	2
Gross realized losses on sale of marketable securities	—	(9)	(4)
Net gain (loss) on sale of other investments	1	(1)	6
Equity interest in earnings (losses) and impairment losses of unconsolidated affiliates	2	5	(15)
Other	3	2	3

Total other income (expense), net	$5	$(8)	$(28)

The impairment losses in fiscal 2007, 2006 and 2005 were due to declines in fair value of the Company’s private equity securities that were deemed to be other-than-temporary. The carrying value of the Company’s cost and equity method investments as of January 31, 2007 was $56 million (Note 4).

The gross realized losses on the sale of marketable securities in fiscal 2006 were primarily due to the liquidation of fixed rate securities prior to their stated maturity date. The market value of the securities had been negatively impacted by rising interest rates.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Income Taxes:

Income from continuing operations before income taxes included the following:

	Year Ended January 31
	2007	2006	2005
	(in millions)
United States	$569	$463	$382
Foreign	34	15	17

	$603	$478	$399

The provision for income taxes related to continuing operations included the following:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Current:
Federal	$217	$167	$82
State	34	(9)	(18)
Foreign	10	10	8
Deferred:
Federal	(21)	(21)	54
State	(5)	(9)	4
Foreign	(1)	(1)	—

	$234	$137	$130

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2007	2006
	(in millions)
Accrued vacation pay	$57	$52
Investments	31	25
Deferred compensation	32	29
Vesting stock bonuses	9	18
State taxes	3	4
Employee benefit contributions	10	—
Depreciation and amortization	3	—

Total deferred tax assets	145	128

Employee benefit contributions	—	(7)
Deferred revenue	(38)	(38)
Depreciation and amortization	—	(1)
Other	(26)	(22)

Total deferred tax liabilities	(64)	(68)

Net deferred tax assets, before valuation allowance	81	60
Valuation allowance	(3)	(3)

Net deferred tax assets	$78	$57

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations before income taxes follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Amount computed at statutory rate	$211	$167	$140
State income taxes, net of federal tax benefit	19	20	9
Change in accruals for tax contingencies	(6)	(50)	(19)
Employee stock purchase plan	4	—	—
Non-deductible items	6	4	1
Non-taxable interest income	—	(4)	(1)

	$234	$137	$130

Effective income tax rate	38.8%	28.7%	32.6%

The increase in the effective tax rate for fiscal 2007 when compared to fiscal 2006 was primarily attributable to the prior year reversal of $50 million in tax accruals as a result of favorable settlements of federal and state audits for amounts different than the recorded accruals for tax contingencies, as well as the expiration of statutes on open tax years in fiscal 2006. The Internal Revenue Service (IRS) has completed audits through fiscal 2004.

Income taxes paid in fiscal 2007, 2006 and 2005 were $195 million, $590 million and $34 million, respectively, and in fiscal 2006, included income tax payments of approximately $14 million in fiscal 2007 related to the sale of ANX and approximately $280 million in fiscal 2006 related to the sale of Telcordia (Note 18).

At January 31, 2007, the Company had approximately $27 million of federal net operating loss (NOL) carryforwards. The Company anticipates that it will fully utilize the NOL carryforwards before they expire. The NOL carryforwards begin to expire in fiscal 2008.

The Company is subject to routine compliance reviews by the IRS, which is currently auditing fiscal 2005 and 2006, and other taxing jurisdictions on various tax matters, including challenges to various positions the Company has taken. The Company has recorded liabilities for tax contingencies for open tax years based upon its best estimate of the taxes ultimately to be paid. As of January 31, 2007, income taxes payable included $54 million for tax contingencies of which $17 million relates to continuing operations. The accruals for tax contingencies have decreased from $113 million at January 31, 2006 as a result of the resolution of certain tax contingencies with the taxing authorities for fiscal years 2002 to 2004, including $7 million that was recognized as an income tax benefit during the year ended January 31, 2007. While the Company believes it has adequate accruals for tax contingencies, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Other comprehensive income (loss):
Foreign currency translation adjustments	$4	$(2)	$2
Deferred taxes	(2)	1	—

Net foreign currency translation adjustments	2	(1)	2

Unrealized loss on marketable securities	—	(3)	(10)
Reclassification of net realized loss	—	8	2
Deferred taxes	—	(1)	2

Net unrealized gain (loss) on marketable securities	—	4	(6)

Reclassification of net realized loss on derivative instruments	3	3	4
Deferred taxes	(1)	(1)	(1)

Net unrealized gain on derivatives	2	2	3

Minimum pension liability adjustments, net of tax	11	(1)	(5)

	$15	$4	$(6)

As a result of the Company’s adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” on January 31, 2007, the Company’s pension liability increased by $15 million and accumulated comprehensive loss, net of tax, increased by $10 million.

The components of accumulated other comprehensive loss were as follows:

	January 31
	2007	2006
	(in millions)
Foreign currency translation adjustments	$1	$(1)
Unrealized net loss on derivative instruments	(9)	(11)
Net loss on defined benefit plan	(19)	(20)

	$(27)	$(32)

As of January 31, 2007, $2 million of the unrealized net loss on derivative instruments is expected to be recognized as expense within the next 12 months.

Note 15—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to 20 years. Certain of the leases contain purchase options and provisions for

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $133 million, $126 million and $109 million in fiscal 2007, 2006 and 2005, respectively, which is net of sublease income of $8 million, $7 million and $6 million in fiscal 2007, 2006 and 2005, respectively.

In fiscal 2004, the Company was awarded a contract with the Greek Government (Note 19) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $100 million at January 31, 2007 is not reflected in the future minimum lease commitments table below and such amount has not been recorded in the consolidated financial statements.

Minimum lease commitments, primarily for facilities under non-cancelable operating leases in effect at January 31, 2007 are as follows:

Year Ending January 31	Operating lease commitment	Sublease income
	(in millions)
2008	$110	$8
2009	83	6
2010	53	4
2011	27	1
2012	17	—
2013 and thereafter	38	—

	$328	$19

As of January 31, 2007, the Company had capital lease obligations of $11 million that are payable over the next six years.

Note 16— Supplementary Income Statement and Cash Flow Information:

Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases was $46 million, $40 million and $36 million in fiscal 2007, 2006 and 2005, respectively.

Internal research and development costs of $34 million, $27 million and $25 million in fiscal 2007, 2006 and 2005, respectively, were included in selling, general and administrative expenses.

Interest paid amounted to $85 million, $81 million and $87 million in fiscal 2007, 2006 and 2005, respectively.

Note 17—Business Segment Information:

The Company defines its reportable segments using the management approach, which is based on the way the chief operating decision maker (CODM) manages the operations within the Company for the allocation of resources, decision making and performance assessment.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Using the management approach, the Company has three reportable segments: Government, Commercial, and Corporate and Other. The Company’s operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business unit’s services. The Corporate and Other segment includes the operations of the Company’s internal real estate management subsidiary, Campus Point Realty Corporation, various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not billable to the Company’s Government customers referred to as unallowable expenses. In addition, in certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment.

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as CAS and Federal Acquisition Regulations. Business units in the Commercial segment provide technical services and products primarily to customers in commercial markets and their operations are generally not subject to specific regulatory accounting or contracting guidelines.

Prior to the initial public offering, the Company measured operating performance based on segment operating income which was defined as operating income before income taxes less losses on impaired intangible assets and goodwill, less gains or losses on sales of business units, subsidiary stock and similar items, plus equity in the income or loss of unconsolidated affiliates, and minority interest in income or loss of consolidated subsidiaries. Following the initial public offering, the Company converted its measure of operating performance from segment operating income as defined to operating income. The differences between the former measure (segment operating income) and operating income were not material for the periods presented. The accounting policies of the reportable segments are the same as described in Note 1. Certain corporate expenses are reflected in operating income based on agreed-upon allocations to the segments or as required by CAS. Elimination of intersegment revenues of $3 million and $45 million for the years ended January 31, 2006 and 2005, respectively, are also reflected in the Corporate and Other segment and were recorded at cost. There was no intersegment revenue for the year ended January 31, 2007. Asset information by segment is not a key measure of performance used by the CODM. The Company also monitors capital expenditures by the business units. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

During the year ended January 31, 2007, certain work previously performed by the Company’s Government segment was reassigned to the Commercial segment and amounts related to the deferral of revenues and costs for work performed on contracts prior to contract execution, referred to as pre-contract costs, were reassigned to the Government segment, instead of being reflected in the Corporate and Other segment as historically presented, to more appropriately present revenues within the segment in which they are earned. Prior year amounts appearing in the tables that follow have been reclassified to conform to current year presentation.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize business segment information:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Revenues:
Government	$7,708	$7,232	$6,688
Commercial	586	546	529
Corporate and Other	—	(3)	(45)

Total reportable segment revenues	$8,294	$7,775	$7,172

Operating income (loss):
Government	$572	$479	$467
Commercial	56	37	39
Corporate and Other	(43)	(26)	(23)

Total reportable operating income	$585	$490	$483

Capital expenditures:
Government	$44	$35	$36
Commercial	1	5	3
Corporate and Other	29	14	3

Total reportable segment and consolidated capital expenditures	$74	$54	$42

Depreciation and amortization:
Government	$59	$55	$40
Commercial	4	4	6
Corporate and Other	9	10	10

Total reportable segment and consolidated depreciation and amortization	$72	$69	$56

The following tables summarize revenues and long-lived assets, which include property, plant and equipment, intangible assets, goodwill, deferred income taxes and other assets, by geographic location of the entity that is performing the services:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Revenues:
United States	$8,054	$7,547	$6,965
United Kingdom	178	169	161
Canada and all other international countries	62	59	46

Total consolidated revenues	$8,294	$7,775	$7,172

	January 31
	2007	2006
	(in millions)
Long-lived assets:
United States	$1,554	$1,197
United Kingdom	30	27
Canada and all other international countries	29	28

Total consolidated long-lived assets	$1,613	$1,252

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2007, 2006 and 2005, 88%, 89% and 86%, respectively, of the Company’s consolidated revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Government segment revenues. As a percentage of consolidated revenues, customers comprising 10% or more of consolidated revenues were as follows:

	Year Ended January 31
	2007	2006	2005
U.S. Army	17%	16%	13%
U.S. Navy	14	14	13
U.S. Air Force	9	10	11

Note 18—Discontinued Operations:

The operating results of ANX and Telcordia have been classified as discontinued operations for all periods presented. The operating results prior to sale were as follows:

	Year Ended January 31
	2007	2006	2005
	(in millions)
Revenues	$13	$106	$889
Costs and expenses
Cost of revenues	5	64	495
Selling, general and administrative expenses, including depreciation and amortization of $1 million and $30 million in fiscal 2006 and 2005, respectively	3	31	239
Other expense, net	—	1	2

Income before income taxes	$5	$10	$153

ANX

On October 27, 2006, the Company completed the sale of ANX, a majority-owned subsidiary. The initial proceeds of $27 million are subject to a working capital adjustment and other adjustments as agreed upon between the purchaser and the Company. The Company recorded a gain on sale before income taxes of $19 million during the year ended January 31, 2007.

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia for $1.35 billion. The sales price continues to be subject to adjustment for the settlement of certain litigation and tax contingencies as described below. The Company recorded a gain on sale before income taxes of $871 million during the year ended January 31, 2006. An income tax benefit of $13 million was recorded during the year ended January 31, 2007, which reflected a favorable resolution of certain tax contingencies related to Telcordia operations prior to the sale.

The Company is entitled to receive additional amounts as contingent sales price, including all of the net proceeds from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 19. In addition to customary indemnifications to the buyer, the Company has

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnified the buyer for all income tax obligations on and through the date of close. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payments or contingent purchase price proceeds as well as changes in estimates for these items, if any, will be reflected as discontinued operations in the period in which they arise.

Note 19—Commitments and Contingencies:

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $286 million at January 31, 2007, principally related to guarantees on contracts with domestic commercial and foreign government customers. Of the total outstanding letters of credit, $249 million was related to the firm-fixed-price contract with the Greek government described below, $95 million of which was issued under the Company’s five year revolving credit facility (Note 7). The Company also has outstanding surety bonds aggregating to $49 million, principally related to performance and payment type bonds.

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the net proceeds from any judgment or settlement with Telkom South Africa, and, if this dispute is settled or decided adversely against Telcordia, the Company is obligated to indemnify the buyer of Telcordia against any loss that may result from such an outcome.

Although Telkom South Africa successfully challenged the arbitrator’s partial award in Telcordia’s favor in the South African trial court, Telcordia prevailed on its appeal to the South African Supreme Court. In its November 2006 decision, the South African Supreme Court set aside the trial court decision, thereby reinstating the original arbitration decision of September 27, 2002. The South African Supreme Court also awarded Telcordia its attorney fees in the South Africa trial court and Supreme Court proceedings. Telkom South Africa filed an application for leave to appeal with the Constitutional Court of South Africa, which was denied.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. Under the schedule established by the arbitrator, Telkom South Africa is required to submit its statement of defense and document production by April 27, 2007. The arbitration hearing to establish Telcordia’s damages is scheduled to commence in September 2007.

In a separate proceeding, Telcordia unsuccessfully attempted to have its partial arbitration award confirmed by the U.S. District Court (New Jersey), which held (i) that the court did not have personal jurisdiction over

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telkom South Africa, and (ii) that issue preclusion resulting from a prior D.C. Circuit Court of Appeals ruling prevented the court from considering Telcordia’s petition to confirm the arbitration award. Telcordia appealed the ruling of the United States District Court to the U.S. Court of Appeals for the Third Circuit which reversed the District Court on both issues and indicated that Telcordia could refile the petition after the South African Supreme Court had issued its decision. Telkom South Africa filed a motion to seek U.S. Supreme Court review of the Court of Appeal’s decision, which was denied.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2007 and 2006.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a C4I (Command, Control, Communications, Coordination and Integration) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. To date, the Company has received advance payments totaling approximately $147 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $109 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

Delivery of System, Testing and Negotiations. The Customer took delivery of the System for use and operation during the Olympics, and continues to use significant portions of the System. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. After extended negotiations, on March 29, 2007, the parties executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various systems can be completed and provides for, among other things, the following:

•	acceptance of 20 of the 29 subsystems within 70 days of the execution of the modification

•	payment of $33 million within 30 days of the Company submitting an invoice for certain work already performed

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the appropriate price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $10 million. As the modification to the Greek contract resolved the technical, contractual and financial disputes between the parties, the arbitration proceedings initiated by the Company on April 21, 2006 were dismissed.

Subcontracts. The Company subcontracted a significant portion of the requirements under the original Greek contract, including the lease of certain equipment and TETRA network services. In connection with the modification of the prime contract, the Company entered into a modification of the subcontract with its principal subcontractor that generally contains the same terms as the prime contract with respect to the subcontracted work. All of the remaining deliverables under the modified Greek contract will be performed by subcontractors.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of January 31, 2007. The Company recorded $2 million of losses relating to foreign currency translation in fiscal year 2007 and $83 million and $34 million of losses in fiscal 2006 and 2005, respectively. The $123 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date. Although the Company expects to receive payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of January 31, 2007 was based on cash received to date. Through January 31, 2007, the Company has recognized revenues of $120 million, which represents a portion of the $147 million of cash received to date based upon the percentage-of-completion method of revenue recognition.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives the payments as required under the modified Greek contract, the Company may recognize a reversal of a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted the previously recognized losses on this contract.

The Company has $15 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Under the terms of these bonding arrangements, prior to the Greek contract modification, the Customer had the right to call all of the $196 million of letters of credit, consisting of advance payment letters of credit ($162 million) and good performance letters of credit ($34 million), outstanding by submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under the Greek contract. The letters of credit supporting the offset bonds ($53 million) may be called by the Customer submitting a written statement to the guaranteeing bank that the Company has not fulfilled its obligations under a separate offset contract requiring the Company, among other things, to use Greek subcontractors on the Greek contract. Based on the modified Greek contract, the Customer does not currently have the right to call any of these bonds and the amount of the advance payment letters of credit is required to be reduced by at least $117 million, which represents the final value of the 20 subsystems to be accepted within 70 days after March 29,

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some or all of the $104 million of bonds provided by its subcontractors in connection with their work under the Greek contract.

If the Company and its subcontractors are unable to perform the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against the Company, the Company’s bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill the Company’s obligations. This could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

INTESA Joint Venture

The Company held a 60% interest in Informática, Negocios y Tecnología, S.A., (INTESA), a Venezuelan joint venture the Company formed in fiscal 1997 with Venezuela’s national oil company, PDVSA, to provide information technology services in Latin America. INTESA derived substantially all its revenues from an outsourcing services agreement with PDVSA. The services agreement expired on June 30, 2002 and INTESA subsequently ceased operations. The operations of INTESA were classified as discontinued operations as of January 31, 2003 and INTESA is currently insolvent.

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA, SAIC and SAIC Bermuda, the Company’s wholly-owned subsidiary and the entity that held the Company’s interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and the Company’s understanding of applicable laws and facts, the Company believes that its exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to an on-going government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus the amount received by the Company in payment of a $1 million loan receivable owed by DS&S. As of January 31, 2007, the Company has deferred any gain on this sale pending resolution of the on-going investigation and any resulting litigation.

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (Danet GbR), a German partnership, accounted for under the equity method. Danet GbR has an internal equity trading market similar to the limited market formerly maintained by Science Applications International Corporation. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. These rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. During the year ended January 31, 2007, the Company paid less than $1 million to withdrawing Danet GbR investors who exercised their right to put their Danet GbR shares to the Company. The maximum potential obligation, assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company, was $6 million as of January 31, 2007.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential obligation it could be required to make under the guarantee as of January 31, 2007 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company, that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2007, the fair value of the guarantee is not material.

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

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company has defended and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 18, the Company sold its Telcordia subsidiary. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of the net proceeds Telcordia receives in the future in connection with the prosecution of certain patent rights.

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Supplemental Guarantor Information:

In connection with the initial public offering as described in Note 1, Science Applications International Corporation completed a reorganization merger in which it became a wholly-owned operating subsidiary of SAIC, Inc. SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of Science Applications International Corporation (Subsidiary Issuer) under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes.

The Parent maintains cash and investment balances and issues stock, including stock-based compensation awards, to employees of the Subsidiary Issuer. The Subsidiary Issuer is the operating subsidiary of the Parent.

As permitted by SEC rules, the following consolidating financial statements are provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The consolidating financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

The following tables present consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The consolidating statements of income for the years ended January 31, 2006 and 2005, the balance sheet as of January 31, 2006 and the statements of cash flows for the years ended January 31, 2006 and 2005 are not presented herein as such financial statements are those of Science Applications International Corporation, which was the sole guarantor of the debt described above during such years.

SAIC, Inc. and Subsidiaries

Consolidating Statements of Income

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
.	(in millions)
Revenues	$—	$8,294	$—	$8,294
Costs and expenses:
Cost of revenues	—	7,184	—	7,184
Selling, general and administrative expenses	—	525	—	525

Operating income	—	585	—	585
Non-operating income (expense):
Interest income	18	101	(2)	117
Interest expense	—	(94)	2	(92)
Equity in net income of affiliates	100	—	(100)	—
Minority interest in income of consolidated subsidiaries	—	(12)	—	(12)
Other income, net	—	5	—	5

Income from continuing operations before income taxes	118	585	(100)	603
Provision for income taxes	7	227	—	234

Income from continuing operations	111	358	(100)	369
Discontinued operations:
Income from discontinued operations before income taxes	—	24	—	24
Provision for income taxes	—	2	—	2

Income from discontinued operations	—	22	—	22

Net income	$111	$380	$(100)	$391

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAIC, Inc. and Subsidiaries

Consolidating Balance Sheets

	January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$922	$191	$—	$1,113
Receivables, net	—	1,641	—	1,641
Inventory, prepaid expenses and other current assets	270	187	(266)	191

Total current assets	1,192	2,019	(266)	2,945
Property, plant and equipment, net	—	387	—	387
Intangible assets, net	—	109	—	109
Goodwill	—	951	—	951
Deferred income taxes	—	57	—	57
Other assets	373	109	(373)	109

	$1,565	$3,632	$(639)	$4,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2	$1,072	$(32)	$1,042
Accrued payroll and employee benefits	—	519	—	519
Income taxes payable	—	73	—	73
Notes payable and long-term debt, current portion	—	263	(234)	29

Total current liabilities	2	1,927	(266)	1,663
Notes payable and long-term debt, net of current portion	—	1,199	—	1,199
Other long-term liabilities	—	104	—	104
Minority interest in consolidated subsidiaries	—	56	—	56
Total stockholders’ equity	1,563	346	(373)	1,536

	$1,565	$3,632	$(639)	$4,558

SAIC, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$14	$690	$—	$704
Cash flows provided by investing activities	—	1,210	—	1,210
Cash flows provided by (used in) financing activities	908	(2,749)	—	(1,841)

Increase (decrease) in cash and cash equivalents from continuing operations	922	(849)	—	73

Cash flows provided by discontinued operations	—	30	—	30

Cash and cash equivalents at beginning of period	—	1,010	—	1,010

Cash and cash equivalents at end of period	$922	$191	$—	$1,113

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Concluded)

Note 21—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(in millions, except per share amounts)
Fiscal 2007
Revenues	$1,954	$2,051	$2,142	$2,147
Operating income	$142	$155	$144	$144
Income from continuing operations	$93	$101	$90	$85
Income (loss) from discontinued operations	$13	$2	$8	$(1)
Net income	$106	$103	$98	$84
Basic earnings per share(2)	$.32	$.31	$.29	$.21
Diluted earnings per share(2)	$.31	$.30	$.28	$.20

Fiscal 2006
Revenues	$1,842	$1,949	$2,024	$1,960
Operating income	$111	$142	$106	$131
Income from continuing operations	$54	$84	$71	$132
Income from discontinued operations	$531	$13	$20	$22
Net income	$585	$97	$91	$154
Basic earnings per share(2)	$1.63	$.28	$.26	$.45
Diluted earnings per share(2)	$1.59	$.27	$.25	$.44

(1)	Amounts for the first, second and third quarters of fiscal 2007 as well as all quarters for fiscal 2006 have been reclassified to conform to the presentation of ANX as discontinued operations. In addition, per share amounts have been restated to give effect for the reorganization merger (Note 1).

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.