Form 10-Q
period 2007-04-30
SAIC, Inc.
filed 2007-06-07
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33072

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10260 Campus Point Drive, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 826-6000

(Registrant’s telephone number, including area code)

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

Yes      No ✓

As of May 24, 2007, the registrant had 113,391,384 shares of common stock, $.0001 par value per share, issued and outstanding, and 302,938,940 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended April 30
	2007	2006
	(in millions, except per share amounts)

Revenues	$2,068	$1,954
Costs and expenses:
Cost of revenues	1,797	1,684
Selling, general and administrative expenses	131	128

Operating income	140	142
Non-operating income (expense):
Interest income	14	29
Interest expense	(22)	(23)
Minority interest in income of consolidated subsidiaries	(3)	(3)
Other income, net	—	2

Income from continuing operations before income taxes	129	147
Provision for income taxes	52	54

Income from continuing operations	77	93
Discontinued operations:
Income from discontinued operations before income taxes	9	1
Provision (benefit) for income taxes	6	(12)

Income from discontinued operations	3	13

Net income	$80	$106

Earnings per share:
Basic:
Income from continuing operations	$.19	$.28
Income from discontinued operations	.01	.04

	$.20	$.32

Diluted:
Income from continuing operations	$.18	$.27
Income from discontinued operations	.01	.04

	$.19	$.31

Weighted average shares outstanding:
Basic	404	336

Diluted	418	347

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	April 30, 2007	January 31, 2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$943	$1,113
Receivables, net	1,671	1,641
Inventory, prepaid expenses and other current assets	183	191

Total current assets	2,797	2,945
Property, plant and equipment (less accumulated depreciation and amortization of $280 million and $268 million at April 30, 2007 and January 31, 2007, respectively)	389	387
Intangible assets, net	92	109
Goodwill	964	951
Deferred income taxes	76	57
Other assets	109	109

	$4,427	$4,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$916	$1,042
Accrued payroll and employee benefits	408	519
Income taxes payable	20	73
Notes payable and long-term debt, current portion	129	29

Total current liabilities	1,473	1,663
Notes payable and long-term debt, net of current portion	1,102	1,199
Other long-term liabilities	183	104
Commitments and contingencies (Note 7)
Minority interest in consolidated subsidiaries	59	56
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 310 million and 320 million shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 107 million and 92 million shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively	—	—
Additional paid-in capital	1,636	1,557
Retained earnings	—	6
Accumulated other comprehensive loss	(26)	(27)

Total stockholders’ equity	1,610	1,536

	$4,427	$4,558

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Totals	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2007	92	320	$1,557	$6	$(27)	$1,536
Net income	—	—	—	80	—	80	$80
Other comprehensive income	—	—	—	—	1	1	1
Issuances of stock and other stock transactions	—	15	125	—	—	125	—
Repurchases of stock	(3)	(7)	(96)	(85)	—	(181)	—
Conversion of preferred stock to common stock	18	(18)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	27	—	—	27	—
Stock-based compensation	—	—	23	—	—	23	—
Adjustment to initially apply FIN 48	—	—	—	(1)	—	(1)	—

Balance at April 30, 2007	107	310	$1,636	$—	$(26)	$1,610	$81

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended April 30
	2007	2006
	(in millions)
Cash flows from operations:
Net income	$80	$106
Income from discontinued operations	(3)	(13)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	17	15
Stock-based compensation	23	15
Excess tax benefits from stock-based compensation	(27)	—
Other non-cash items	3	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(30)	3
Inventory, prepaid expenses and other current assets	2	20
Deferred income taxes	—	(15)
Other assets	(2)	(3)
Accounts payable and accrued liabilities	(116)	(39)
Accrued payroll and employee benefits	(111)	(74)
Income taxes payable	27	61
Other long-term liabilities	3	2

Total cash flows provided by (used in) operations	(134)	79
Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(18)
Acquisitions of businesses, net of cash acquired of $1 million in 2006	—	(14)
Purchases of marketable securities available-for-sale	—	(4,258)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917
Other	4	10

Total cash flows provided by (used in) investing activities	(8)	1,637
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1)	(20)
Sales of stock and exercise of stock options	35	16
Repurchases of stock	(94)	(32)
Excess tax benefits from stock-based compensation	27	—
Other	1	(1)

Total cash flows used in financing activities	(32)	(37)

Increase (decrease) in cash and cash equivalents from continuing operations	(174)	1,679

Cash flows of discontinued operations:
Cash provided by investing activities from discontinued operations	4	1

Increase in cash and cash equivalents from discontinued operations	4	1

Cash and cash equivalents at beginning of period	1,113	1,010

Cash and cash equivalents at end of period	$943	$2,690

Supplemental schedule of non-cash investing and financing activities:
Stock exchanged upon exercise of stock options	$85	$52

Stock issued for settlement of accrued employee benefits	$4	$32

Fair value of assets acquired in acquisitions	$—	$18
Cash paid in acquisitions, net of cash acquired	—	(14)
Accrued acquisition payments	—	(1)

Liabilities assumed in acquisitions	$—	$3

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. is a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Governmental civil agencies and customers in selected commercial markets.

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $5 million and $4 million on sales to certain unconsolidated affiliates during the three months ended April 30, 2007 and 2006, respectively.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2007 and for the three months ended April 30, 2007 and 2006 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008, or any future period.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company adopted FIN 48 on February 1, 2007. In connection with the implementation of FIN 48, the Company increased the liabilities associated with its uncertain tax positions by $1 million through an adjustment to retained earnings. At February 1, 2007, the Company’s liability for uncertain tax positions resulting from unrecognized tax benefits was $44 million. As of April 30, 2007, the liability for uncertain tax positions was $50 million, including $49 million classified as long-term on the condensed consolidated balance sheet. If all of the Company’s positions as of April 30, 2007, are sustained by the various taxing authorities in favor of the Company, the Company’s provision for income taxes from continuing operations would be reduced by $23 million, the provision for incomes taxes from discontinued operations would be reduced by $24 million and goodwill would be reduced by $3 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in the provision for income taxes. As of February 1, 2007, the Company had accrued tax-related interest and penalties of $6 million. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions through April 30, 2008.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS), which is currently auditing fiscal years 2005 and 2006, and other taxing jurisdictions on various tax matters, including challenges to various positions the Company has taken. While the Company has effectively settled with the IRS and certain states for fiscal years prior to fiscal year 2004, the tax returns for fiscal years 2002 to 2007 remain open and subject to potential examination. While the Company believes it has adequate accruals for its uncertain tax positions, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for the Company in fiscal year 2009 and applied prospectively. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective. This statement is effective for the Company in fiscal year 2009 and may be applied prospectively. The Company is currently evaluating the potential impact of applying the provisions of this statement to its assets and liabilities and the impact to its consolidated financial position and results of operations.

Note 2—Stockholders’ Equity and Earnings per Share (EPS):

The Company has shares of Class A preferred stock and common stock issued and outstanding as of April 30, 2007 and January 31, 2007. Shares of common stock contain the same economic rights as shares of Class A preferred stock. However, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method. Therefore, the two-class method is not shown in the accompanying condensed consolidated financial statements. Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic weighted average shares outstanding only after the shares become vested. Diluted EPS is computed similar to basic EPS, except the weighted average shares outstanding is increased to include the effect of dilutive common stock equivalents, which are comprised of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended April 30
	2007	2006
	(in millions)
Basic weighted average shares outstanding	404	336
Add: Dilutive common share equivalents
Stock options	12	7
Unvested stock awards and other stock-based awards	2	4

Diluted weighted average shares outstanding	418	347

Antidilutive shares excluded (stock options)	7	11

Included in the number of shares of Class A preferred stock issued and outstanding as of April 30, 2007 were 11 million shares that were unvested. These unvested shares are excluded from the calculation of basic EPS and their common share equivalents are included in the calculation of diluted EPS under the treasury stock method. There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three months ended April 30, 2007 and 2006, respectively.

Note 3—Stock-Based Compensation:

Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended April 30
	2007	2006
	(in millions)
Stock-based compensation expense:
Stock options	$7	$5
Vesting stock awards	12	7
Employee stock purchase plan discount	4	3

Total stock-based compensation expense	$23	$15

The Company recognizes excess tax benefits realized from stock options exercised and unvested stock and other stock awards vested subsequent to its October 2006 reorganization merger and initial public offering as cash inflows from financing activities as required by SFAS No. 123(R). Excess tax benefits realized prior to the reorganization merger and initial public offering are presented as cash flows from operations.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options. All of the options granted during the three months ended April 30, 2007 and 2006 vest over four years and expire five years after the date of grant. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Three Months Ended April 30
	2007	2006
Expected term (in years)	3.9	3.9
Expected volatility	26.9%	33.4%
Risk-free interest rate	4.5%	4.7%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2007 and 2006 using the Black-Scholes valuation model was $4.99 and $4.78, respectively. The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2006 was adjusted to give effect to the special dividend paid in November 2006.

Stock option activity for the three months ended April 30, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 1, 2007	73.3	$12.23	2.3	$463
Options granted	5.5	17.62
Options forfeited or expired	(2.1)	11.99
Options exercised	(9.2)	10.88		66

Outstanding at April 30, 2007	67.5	12.86	2.6	367

Stock Awards. Vesting stock award activity for the three months ended April 30, 2007 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at February 1, 2007	7.7
Awards granted	4.7	$17.62
Awards forfeited	(.2)	18.79
Awards vested	(1.2)	18.17

Unvested at April 30, 2007	11.0

The aggregate fair value of vesting stock awards that vested during the three months ended April 30, 2007 was $22 million.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4—Intangible Assets:

Intangible assets consisted of the following:

	April 30, 2007			January 31, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$78	$32	$46	$75	$30	$45
Non-compete agreements	8	7	1	12	7	5
Software and technology	53	15	38	63	12	51
Other	6	5	1	6	4	2

Total amortizable intangible assets	145	59	86	156	53	103
Non-amortizable intangible assets:
Tradenames	6	—	6	6	—	6

Total intangible assets	$151	$59	$92	$162	$53	$109

Amortization expense related to amortizable intangible assets was $6 million and $5 million for the three months ended April 30, 2007 and 2006, respectively. During the three months ended April 30, 2007, the Company reclassified $11 million from intangible assets to goodwill as a result of the finalization of the valuation of certain intangible assets acquired during the year ended January 31, 2007.

The estimated annual amortization expense related to amortizable intangible assets as of April 30, 2007 is as follows (in millions):

Fiscal Year Ending January 31
2008 (remainder of the fiscal year)	$18
2009	21
2010	16
2011	13
2012	7
Thereafter	11

$86

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2007 and 2006.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 5—Accumulated Other Comprehensive Loss and Other Comprehensive Income:

The components of accumulated other comprehensive loss were as follows:

	April 30, 2007	January 31, 2007
	(in millions)
Unrealized net loss on derivative instruments	$(9)	$(9)
Net loss on defined benefit plan	(19)	(19)
Foreign currency translation adjustments	2	1

	$(26)	$(27)

Of the unrealized net loss on derivative instruments as of April 30, 2007, $2 million is expected to be recognized as expense within the next 12 months.

Other comprehensive income, net of tax consisted of $1 million in foreign currency translation adjustments for the three months ended April 30, 2007.

Note 6—Business Segment Information:

The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and reclassified for consistency with the current year’s presentation:

	Three Months Ended April 30
	2007	2006
	(in millions)
Revenues:
Government	$1,931	$1,812
Commercial	137	142

Total revenues	$2,068	$1,954

Operating income (loss):
Government	$136	$140
Commercial	8	14
Corporate and Other	(4)	(12)

Total operating income	$140	$142

As described in more detail in Note 17 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, certain corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. Corporate expense variances to these allocations are retained in the Corporate and Other segment.

Note 7—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. The arbitration hearing to establish Telcordia’s damages is scheduled to commence in September 2007. At a May 2007 preliminary hearing with the arbitrator, Telkom South Africa agreed to pay $7 million of uncontested damages and such payment was recently received by Telcordia. The arbitrator also scheduled preliminary hearings in June and July 2007 to address certain issues in advance of the September 2007 damages hearing. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement with Telkom South Africa.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2007 and January 31, 2007.

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

The Customer took delivery of the System in fiscal year 2004 for use and operation during the Olympics, and continues to use significant portions of the System today. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Modification of Contract. On March 29, 2007, the Company and the Customer executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

•	acceptance of 20 specific subsystems of the 29 subsystems comprising the System within 70 days of the execution of the modification

•	payment of $34 million within 30 days of the Company submitting an invoice for certain work already performed on both the system development portion and service portion of the contract

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the appropriate price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $11 million.

The Customer did not make the $34 million aggregate payment within 30 days of the Company submitting an invoice as required by the modified contract. On May 21, 2007, the Company delivered a letter advising the Customer that only $5 million of the $34 million had been paid and that the Customer was in material breach of the modified contract. In the letter, the Company provided the Customer with a courtesy 15-day period in which to cure such breach. The letter advised the Customer that the Company was entitled to pursue all legal remedies available under the contract and applicable law, including the suspension of work. Following issuance of the letter, the Customer paid an additional $22 million, leaving $7 million of the $34 million unpaid. In addition, the modification required the Customer to accept 20 specific subsystems of the 29 subsystems comprising the System within 70 days from the execution of the modification. The Company received Qualitative and Quantitative Receipt Protocols (QQRP), the document the Customer would use to evidence acceptance of a subsystem, relating to nine subsystems. The QQRPs relating to eight subsystems provided for the acceptance of the subsystems. The QQRP for Subsystem 20 – Tetra Hardware purported to reject the subsystem. The Company views this rejection as an additional breach of the modified contract and challenged this rejection with the Customer. The Customer has submitted the issue to an appeals committee.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of April 30, 2007. No profits or losses were recorded in the three months ended April 30, 2007 and 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives the payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time that the Company can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract that give rise to inherent hazards associated with estimating the final outcome, the Company will utilize the completed-contract method of accounting for the system development portion of this contract and therefore recognize no additional revenue on the development portion of this contract until it is completed.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has $16 million of accounts receivable relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Based on the modified Greek contract, the Customer does not currently have the right to call any of the offset bonds ($56 million) and is required to reduce the payment and performance letters of credit (currently $206 million) by at least $123 million, which represents the final value of the 20 subsystems to be accepted within 70 days after March 29, 2007. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some or all of the $110 million of bonds provided by its subcontractors in connection with their work under the Greek contract.

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

Note 8—Supplemental Guarantor Information:

In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a wholly-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of its wholly-owned subsidiary, Science Applications International Corporation (Subsidiary Issuer), under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes.

The Parent has loaned all of its cash to the Subsidiary Issuer and issues stock-based awards to employees of the Subsidiary Issuer. The Subsidiary Issuer is the operating subsidiary of the Parent.

As permitted by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The condensed consolidating financial statements should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto of which this note is an integral part.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables present condensed consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The condensed consolidating statements of income and cash flows for the three months ended April 30, 2006 are not presented herein as such financial statements are those of Science Applications International Corporation, which was the sole guarantor of the debt described above during such period.

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statement of Income

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,068	$—	$2,068
Costs and expenses:
Cost of revenues	—	1,797	—	1,797
Selling, general and administrative expenses	—	131	—	131

Operating income	—	140	—	140
Non-operating income (expense):
Interest income	15	11	(12)	14
Interest expense	—	(34)	12	(22)
Equity in net income of consolidated subsidiaries	70	—	(70)	—
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)

Income from continuing operations before income taxes	85	114	(70)	129
Provision for income taxes	5	47	—	52

Income from continuing operations	80	67	(70)	77
Discontinued operations:
Income from discontinued operations before income taxes	—	9	—	9
Provision for income taxes	—	6	—	6

Income from discontinued operations	—	3	—	3

Net income	$80	$70	$(70)	$80

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$943	$—	$943
Receivables, net	—	1,671	—	1,671
Inventory, prepaid expenses and other current assets	—	183	—	183

Total current assets	—	2,797	—	2,797
Property, plant and equipment, net	—	389	—	389
Intangible assets, net	—	92	—	92
Goodwill	—	964	—	964
Deferred income taxes	—	76	—	76
Other assets	1,196	109	(1,196)	109
Investment in consolidated subsidiaries	443	—	(443)	—

	$1,639	$4,427	$(1,639)	$4,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3	$913	$—	$916
Accrued payroll and employee benefits	—	408	—	408
Income taxes payable	—	20	—	20
Notes payable and long-term debt, current portion	—	129	—	129

Total current liabilities	3	1,470	—	1,473
Notes payable and long-term debt, net of current portion	—	1,102	—	1,102
Other long-term liabilities	—	1,379	(1,196)	183
Minority interest in consolidated subsidiaries	—	59	—	59
Total stockholders’ equity	1,636	417	(443)	1,610

	$1,639	$4,427	$(1,639)	$4,427

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$922	$191	$—	$1,113
Receivables, net	—	1,641	—	1,641
Inventory, prepaid expenses and other current assets	270	187	(266)	191

Total current assets	1,192	2,019	(266)	2,945
Property, plant and equipment, net	—	387	—	387
Intangible assets, net	—	109	—	109
Goodwill	—	951	—	951
Deferred income taxes	—	57	—	57
Other assets	—	109	—	109
Investment in consolidated subsidiaries	373	—	(373)	—

	$1,565	$3,632	$(639)	$4,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2	$1,072	$(32)	$1,042
Accrued payroll and employee benefits	—	519	—	519
Income taxes payable	—	73	—	73
Notes payable and long-term debt, current portion	—	263	(234)	29

Total current liabilities	2	1,927	(266)	1,663
Notes payable and long-term debt, net of current portion	—	1,199	—	1,199
Other long-term liabilities	—	104	—	104
Minority interest in consolidated subsidiaries	—	56	—	56
Total stockholders’ equity	1,563	346	(373)	1,536

	$1,565	$3,632	$(639)	$4,558

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by (used in) operations	$3	$(137)	$—	$(134)
Cash flows used in investing activities	—	(8)	—	(8)
Cash flows provided by (used in) financing activities	(925)	893	—	(32)

Increase (decrease) in cash and cash equivalents from continuing operations	(922)	748	—	(174)

Cash flows provided by discontinued operations:	—	4	—	4

Cash and cash equivalents at beginning of period	922	191	—	1,113

Cash and cash equivalents at end of period	$—	$943	$—	$943

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our 2007 Annual Report on Form 10-K, as may be updated periodically on subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2007 as “fiscal 2007.” We are currently in fiscal 2008.

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

Key financial highlights and events during the three months ended April 30, 2007 include:

•

Consolidated revenues for the three months ended April 30, 2007 increased 6% over the same period in the prior year. This reflects internal, or non-acquisition related, growth of 2% and acquisition-related growth of 4%. From a segment perspective, Government segment revenues increased 7% and Commercial segment revenues decreased 4% for the three months ended April 30, 2007 compared to the same period of the prior year.

•

Operating income for the three months ended April 30, 2007 decreased 1% compared to the same period in the prior year, reflecting increased revenues offset by declining margins primarily due to the incurrence of planned internal investment focused on increasing our long-term growth, and lower Commercial segment revenue margins due in part to a temporary use of higher priced labor to support a fixed-price IT outsourcing contract.

•

Diluted earnings per share from continuing operations decreased 33% due to a $16 million, or 17%, decrease in income from continuing operations which was primarily due to a decrease in interest income of $15 million, and a 20% increase in the number of diluted weighted average shares outstanding due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

SAIC, INC.

•

Cash decreased $170 million during the three months ended April 30, 2007, primarily reflecting cash used in support of operations of $134 million principally to settle fiscal 2007 year end payables and accrued bonuses and cash used in financing activities of $32 million.

•

Net bookings were approximately $1.5 billion during the three months ended April 30, 2007, which reflect a $.5 billion reduction in our total negotiated backlog compared to January 31, 2007. The reduction in the total negotiated backlog balance was primarily due to a backlog reduction of approximately $.3 billion related to work on an existing definite delivery contract vehicle that is now anticipated to be awarded and performed under an existing indefinite delivery / indefinite quantity (IDIQ) contract vehicle. We do not include future potential task orders under IDIQ contract vehicles in negotiated unfunded backlog.

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

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our internal real estate management subsidiary, Campus Point Realty Corporation (CPRC), various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not billable to our Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third-parties for the purpose of generating revenues.

Reclassifications

Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

Key Financial Metrics

Bookings and Backlog. We booked net new business worth an estimated $1.5 billion during the three months ended April 30, 2007. Bookings generally represent the estimated amount of revenue to be earned in the future from net receipt of funded and unfunded contract awards during the period net of any adjustments to previously reported backlog amounts. We calculate bookings as the current period ending backlog plus the current period’s revenues less prior period ending backlog and backlog obtained in acquisitions.

SAIC, INC.

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often incrementally appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders that might be awarded under IDIQ, government-wide acquisition contract (GWAC), General Services Administration (GSA) Schedule, or other master agreement contract vehicles.

The approximate value of our total consolidated negotiated backlog as of the dates noted is as follows:

	April 30, 2007	January 31, 2007
	(in millions)
Government segment:
Funded backlog	$4,124	$4,065
Negotiated unfunded backlog	9,582	10,214

Total negotiated backlog	$13,706	$14,279

Commercial segment:
Funded backlog	$687	$723
Negotiated unfunded backlog	162	101

Total negotiated backlog	$849	$824

Total consolidated:
Funded backlog	$4,811	$4,788
Negotiated unfunded backlog	9,744	10,315

Total negotiated backlog	$14,555	$15,103

The $.5 billion reduction in total negotiated backlog as of April 30, 2007 compared to January 31, 2007 was primarily due to a backlog reduction of approximately $.3 billion related to work on an existing definite delivery contract vehicle that is now anticipated to be awarded and performed under an existing IDIQ contract vehicle. We do not include future potential task orders under IDIQ contract vehicles in negotiated unfunded backlog.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts in the Commercial segment include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees in such cases.

Contract Types. We generate revenues under several types of contracts. Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee or profit component. Time-and-materials (T&M) contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of other direct costs. Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the

SAIC, INC.

labor hours provided to the customer. Firm-fixed-price (FFP) contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we generate more or less than the planned amount of profit and may even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs plus a specified or target fee or profit if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as additional fee or profit. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the periods noted:

	Three Months Ended April 30
	2007	2006
Cost-reimbursement	49%	47%
T&M and fixed-price-level-of-effort	35	35
FFP and target cost and fee with risk sharing	16	18

Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials used on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, and typically have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues on an absolute basis and as a percentage of revenues for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of Total Consolidated Revenues
				2007	2006
	(dollars in millions)
Labor-related revenues	$1,347	5%	$1,285	65%	66%
M&S revenues	721	8	669	35	34

Total revenues	$2,068	6	$1,954

The increase in labor-related revenues for the three months ended April 30, 2007 as compared with the same period in the prior year is primarily due to inflationary increases in labor rates and reimbursable labor costs and an overall increase in the number of billable staff primarily attributable to acquisitions, offset in part by lower direct labor utilization rates, which have been caused by planned internal investment focused on increasing our long-term growth. The increase in M&S revenues during the three months ended April 30, 2007 as compared with the same period in the prior year is primarily due to an increased volume of activity under certain systems integration contracts that have a higher percentage of M&S costs than labor-related costs.

SAIC, INC.

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006
	(dollars in millions)
Revenues	$2,068	6%	$1,954
Cost of revenues	1,797	7	1,684
Selling, general and administrative expenses	131	2	128

Operating income	140	(1)	142
As a percentage of revenues	6.8%		7.3%
Non-operating income (expense), net	(11)		5

Income from continuing operations before income taxes	129	(12)	147
Provision for income taxes	52	(4)	54

Income from continuing operations	77	(17)	93
Income from discontinued operations, net of tax	3		13

Net income	$80	(25)	$106

Revenues. Our consolidated revenues increased 6% during the three months ended April 30, 2007 compared to the same period of the prior year due to a combination of growth in revenues from our U.S. Government customers as well as growth through the acquisition of new businesses. Approximately two percentage points of the consolidated growth during the three months ended April 30, 2007 was internal, or non-acquisition, related growth. We calculate internal growth by comparing our current period reported revenue to the prior period revenue adjusted to include the revenue of acquired businesses for the comparable prior period. The acquisition of new businesses accounted for the remaining four percentage points of the consolidated revenue growth for the three months ended April 30, 2007.

The following table summarizes changes in segment revenues on an absolute basis and as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of Total Consolidated Revenues
				2007	2006
	(dollars in millions)
Government revenues	$1,931	7%	$1,812	93%	93%
Commercial revenues	137	(4)	142	7	7

Total revenues	$2,068	6	$1,954

Government segment revenues grew $119 million, or 7%, for the three months ended April 30, 2007 compared to the same period in the prior year. Approximately three percentage points of this growth for the three months ended April 30, 2007 was internal growth. Internal revenue growth in the Government segment for the three months ended April 30, 2007 was positively impacted by growth in the intelligence business area and homeland security and defense business area, offset, in part, by reductions in our logistics and product support business area due to the completion of work on a prime vendor contract subsequent to April 30, 2006. The acquisitions of new businesses accounted for the remaining four percentage points of Government segment revenue growth for the three months ended April 30, 2007.

SAIC, INC.

Commercial segment revenues declined by $5 million, or 4%, for the three months ended April 30, 2007 compared to the same period in the prior year. This decline is primarily due to the completion of a product support contract at the end of fiscal 2007 in our security products business area, reduced volume in our life sciences business consulting area due to customer budget reductions, and reduced IT outsourcing revenues in our United Kingdom subsidiary offset by growth in consulting work on domestic outsourcing contracts during the three months ended April 30, 2007.

Cost of Revenues. The following table summarizes changes in segment cost of revenues on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of Related Revenues
				2007	2006
	(dollars in millions)
Government cost of revenues	$1,698	7%	$1,583	87.9%	87.4%
Commercial cost of revenues	104	(1)	105	75.9	73.9
Corporate and Other cost of revenues	(5)		(4)

Total cost of revenues	$1,797	7	$1,684	86.9	86.2

Total consolidated and Government segment cost of revenues increased as a percentage of total consolidated revenues for the three months ended April 30, 2007 as compared to the same period of the prior year primarily due to lower direct labor utilization rates, which was caused by a planned increase in discretionary overhead investment spending primarily in support of business development activities, and a slightly higher proportion of M&S costs compared to labor-related costs for the period compared to the same period in the prior year. M&S activities typically have lower margins than labor-related activities.

Commercial segment cost of revenues decreased $1 million, or 1%, on an absolute basis but increased as a percentage of revenues for the three months ended April 30, 2007 as compared to the same period of the prior year primarily due to lower direct labor utilization rates and higher priced labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower priced resources in our India branch.

Corporate segment cost of revenues for the three months ended April 30, 2007 and 2006 represents the elimination of intersegment rent expense charged to our Government and Commercial segments on company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes consolidated SG&A by type of activity on an absolute basis and as a percentage of consolidated SG&A for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of SG&A
				2007	2006
	(dollars in millions)
General and administrative	$94	(2)%	$96	71.8%	75.0%
Bid and proposal	27	—	27	20.6	21.1
Internal research and development	10	100	5	7.6	3.9

Total SG&A expenses	$131	2	$128

Total consolidated SG&A increased $3 million, or 2%, on an absolute basis for the three months ended April 30, 2007 compared to the same period of the prior year primarily due to a planned increase in internal

SAIC, INC.

research and development (IR&D) expenses offset by a decline in general and administrative expenses. The decline in general and administrative expenses primarily reflects a reduction in legal expenses during the three months ended April 30, 2007 related to reduced litigation activity, including our dispute on the Greek contract, offset by an increase in business development spending. The increase in IR&D expenses during the three months ended April 30, 2007 reflects increased efforts to develop new products and technologies to support our customers. Bid and proposal (B&P) expenses remained unchanged during the three months ended April 30, 2007, reflecting increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient, both of which have generally reduced the cost of responding to each B&P opportunity. The level of bid and proposal activities fluctuates from quarter to quarter depending on the timing of bidding opportunities.

The following table summarizes changes in segment SG&A on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of Related Revenues
				2007	2006
	(dollars in millions)
Government SG&A	$97	9%	$89	5.0%	4.9%
Commercial SG&A	25	9	23	18.2	16.2
Corporate and Other SG&A	9	(44)	16

Total SG&A expenses	$131	2	$128	6.3	6.6

Increases in Government and Commercial segment SG&A expenses for the three months ended April 30, 2007 compared to the same period of the prior year are primarily due to increased IR&D and business development spending.

Corporate and Other SG&A expenses decreased $7 million, or 44%, during the three months ended April 30, 2007 compared to the same period of the prior year due primarily to a reduction in legal expenses that were not reimbursable costs under U.S. Government Cost Accounting Standards. Unallowable corporate costs are retained in Corporate and Other SG&A.

Operating Income. The following table summarizes changes in operating income by segment on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended April 30
	2007	Percent Change	2006	As a Percentage of Related Revenues
				2007	2006
	(dollars in millions)
Government operating income	$136	(3)%	$140	7.0%	7.7%
Commercial operating income	8	(43)	14	5.8	9.9
Corporate and Other operating loss	(4)		(12)

Total operating income	$140	(1)	$142	6.8	7.3

The decrease in total operating income for the three months ended April 30, 2007 reflects reduced Government and Commercial segment profitability of $10 million offset by reductions in Corporate and Other operating loss of $8 million. The decrease in Government and Commercial segment profitability for the three months ended April 30, 2007 primarily reflects lower direct labor utilization rates caused by a planned increase in discretionary overhead investment spending and increased IR&D expenses in those segments. The decrease in

SAIC, INC.

Commercial segment operating income was also impacted by higher priced labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower priced resources in our India branch. The decrease in Corporate and Other operating loss for the three months ended April 30, 2007 primarily reflects lower legal expenses related to reduced litigation activity, including our dispute on the Greek contract.

Other Income Statement Items

Interest Income. Interest income decreased by $15 million, or 52%, for the three months ended April 30, 2007 compared to the same period of the prior year due to a decrease in our interest bearing cash and marketable securities balances during the three months ended January 31, 2007 as compared to the same period in the prior year.

Interest Expense. Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three months ended April 30, 2007 compared to the same period of the prior year, as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances during those periods.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 40% for the three months ended April 30, 2007. This compares with 37% for the three months ended April 30, 2006. The lower effective tax rate for the three months ended April 30, 2006 was primarily due to the reversal of $7 million in accruals for tax contingencies as a result of settlements of federal and state audits for amounts less than the recorded accruals.

Earnings per Share (EPS). Diluted EPS from continuing operations decreased $0.09 per share, or 33%, compared to the same period of the prior year primarily due to a $16 million, or 17%, decrease in income from continuing operations which was primarily due to a decrease in interest income of $15 million, and a 20% increase in the number of diluted weighted average shares outstanding primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility, and our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements, stock repurchases and the funding of defined benefit pension obligations. We anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility are sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table summarizes consolidated cash flow information for the periods noted:

	Three Months Ended April 30
	2007	2006
	(in millions)
Net cash provided by (used in) operations	$(134)	$79
Net cash provided by (used in) investing activities	(8)	1,637
Net cash used in financing activities	(32)	(37)
Net cash provided by discontinued operations	4	1

Net increase (decrease) in cash and cash equivalents	$(170)	$1,680

SAIC, INC.

Cash Provided by (Used In) Operations. We used cash in support of operations of $134 million for the three months ended April 30, 2007, compared to the generation of $79 million in cash through operations for the three months ended April 30, 2006. This $213 million decrease in cash provided by operations is primarily due to differences in the timing of customer cash receipts and vendor payments ($110 million), a greater portion of fiscal 2007 bonuses and retirement plan contributions paid in cash instead of stock in the three months ended April 30, 2007 ($23 million), a decrease in income from continuing operations ($16 million) and a change in the presentation of cash flows related to tax benefits received on stock option exercises and the vesting of unvested stock and other stock awards ($27 million) as required by SFAS 123(R). Tax benefits realized from the exercise of stock options and the vesting of unvested stock and other stock awards during the three months ended April 30, 2007 are included as a component of cash flows from financing activities.

Cash Provided by (Used in) Investing Activities. We used $8 million of cash in support of investing activities, including $12 million for purchases of property, plant and equipment, during the three months ended April 30, 2007. We generated cash flows from investing activities of $1.64 billion during the three months ended April 30, 2006 primarily due to the liquidation of $1.66 billion of our investments in marketable securities primarily to prepare for the payment of a special dividend of $2.45 billion in connection with our October 2006 initial public offering. We also used $18 million for purchases of property, plant and equipment and $14 million (net of cash acquired of $1 million) to acquire one business in our Government segment during the three months ended April 30, 2006.

Cash Used in Financing Activities. We used $32 million of cash in support of financing activities during the three months ended April 30, 2007, including $94 million used to repurchase shares of preferred and common stock offset by proceeds from the sale of stock, primarily through stock option exercises, of $35 million and tax benefits realized on option exercises and the vesting of unvested stock and other stock awards of $27 million. We used $37 million of cash in support of financing activities during the three months ended April 30, 2006, primarily representing $16 million generated through sales of stock offset by $32 million in repurchases of stock and $20 million used to settle a note payable. Tax benefits realized from the exercise of stock options and the vesting of unvested stock and other stock awards during the three months ended April 30, 2006 are included as a component of cash flows from operations. Repurchases of our shares reduce the amount of retained earnings and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements and other market conditions. Through April 30, 2007, we repurchased 5 million shares of our common stock under this program, which includes 2.5 million shares repurchased during the three months ended April 30, 2007.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.23 billion at April 30, 2007 and January 31, 2007, with debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have a credit facility providing for $750 million in unsecured borrowing capacity.

SAIC, INC.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2007	January 31, 2007
	(in millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	549	549
7.125% notes due 2032	248	248
6.75% notes due 2008	97	96
Other notes payable	41	39

	1,231	1,228
Less current portion	129	29

Total	$1,102	$1,199

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of April 30, 2007. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Credit Facility. We have a five-year revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2012. As of April 30, 2007, $650 million of the revolving credit facility was available, reduced by $100 million of standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See also “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of April 30, 2007, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We are party to various off-balance sheet arrangements including various guarantees, indemnifications and lease obligations. We have outstanding performance guarantees and cross-indemnity agreements in conjunction with our joint venture investments. See Notes 15 and 19 of the notes to consolidated financial statements and “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 for detailed information about our lease commitments and off-balance sheet arrangements.

Commitments and Contingencies

Telkom South Africa

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

SAIC, INC.

South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration.

Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. The arbitration hearing to establish Telcordia’s damages is scheduled to commence in September 2007. At a May 2007 preliminary hearing with the arbitrator, Telkom South Africa agreed to pay $7 million of uncontested damages and such payment was recently received by Telcordia. The arbitrator also scheduled preliminary hearings in June and July 2007 to address certain issues in advance of the September 2007 damages hearing. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement with Telkom South Africa.

Due to the complex nature of the legal and factual issues involved in the dispute and the uncertainty of litigation in general, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2007 and January 31, 2007.

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

The Customer took delivery of the System in fiscal year 2004 for use and operation during the Olympics, and continues to use significant portions of the System today. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations were valid, while others were not.

SAIC, INC.

Modification of Contract. On March 29, 2007, we and the Customer executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

•	acceptance of 20 specific subsystems of the 29 subsystems comprising the System within 70 days of the execution of the modification

•	payment of $34 million within 30 days of our submitting an invoice for certain work already performed on both the system development portion and service portion of the contract

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the appropriate price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $11 million.

The Customer did not make the $34 million aggregate payment within 30 days of us submitting an invoice as required by the modified contract. On May 21, 2007, we delivered a letter advising the Customer that only $5 million of the $34 million had been paid and that the Customer was in material breach of the modified contract. In the letter, we provided the Customer with a courtesy 15-day period in which to cure such breach. The letter advised the Customer that we were entitled to pursue all legal remedies available under the contract and applicable law, including the suspension of work. Following issuance of the letter, the Customer paid an additional $22 million, leaving $7 million of the $34 million unpaid. In addition, the modification required the Customer to accept 20 specific subsystems of the 29 subsystems comprising the System within 70 days from the execution of the modification. We received Qualitative and Quantitative Receipt Protocols (QQRP), the document the Customer would use to evidence acceptance of a subsystem, relating to nine subsystems. The QQRPs relating to eight subsystems provided for the acceptance of the subsystems. The QQRP for Subsystem 20 – Tetra Hardware purported to reject the subsystem. We view this rejection as an additional breach of the modified contract and challenged this rejection with the Customer. The Customer has submitted the issue to an appeals committee.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of April 30, 2007. No profits or losses were recorded in the three months ended April 30, 2007 and 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive the payments as required under the modified Greek contract, we may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, we have not adjusted and will not adjust the losses on this contract until such time that we can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract that give rise to inherent hazards associated with estimating the final outcome, we will utilize the completed-contract method of accounting for the system development portion of this contract and therefore recognize no additional revenue on the development portion of this contract until it is completed.

We have $16 million of accounts receivable relating to Value Added Taxes (VAT) that we have paid and believe are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Greek contract requires the Customer to pay amounts owed for VAT for the System delivered. Failure by the Customer to pay these amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

SAIC, INC.

In accordance with the terms of the Greek contract, we are required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Based on the modified Greek contract, the Customer does not currently have the right to call any of the offset bonds ($56 million) and is required to reduce the payment and performance letters of credit (currently $206 million) by at least $123 million, which represents the final value of the 20 subsystems to be accepted within 70 days after March 29, 2007. If the standby letters of credit are called based on a future failure to fulfill our obligations under the Greek contract, we may have the right to call some or all of the $110 million of bonds provided by our subcontractors in connection with their work under the Greek contract.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to the critical accounting policies during the three months ended April 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of January 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended January 31, 2007.

SAIC, INC.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the quarterly period covered by this report, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

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

The following table presents repurchases of our stock during the quarter ended April 30, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2007—February 28, 2007	2,964,953	$18.41	684,500	36,915,650
March 1, 2007—March 31, 2007	4,097,502	17.87	982,700	35,932,950
April 1, 2007—April 30, 2007	1,729,457	17.83	877,300	35,055,650

Total	8,791,912	18.04	2,544,500

(1)	Includes shares purchased as follows:

	February	March	April
Under publicly announced plans or programs	684,500	982,700	877,300
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	1,353,867	2,499,426	846,411
In privately negotiated transactions	926,586	615,376	5,746

Total	2,964,953	4,097,502	1,729,457

(2)	Does not include newly issued shares acquired by the Company in connection with employee exercise of non-qualified stock options to satisfy employees’ statutory tax withholding obligations related to the options.

Item 6. Exhibits.

10.1	Form of Indemnification Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.

Date: June 6, 2007	/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer