Form 10-Q
period 2007-07-31
SAIC, Inc.
filed 2007-09-07
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Yes      No ✓

As of August 23, 2007, the registrant had 128,109,649 shares of common stock, $.0001 par value per share, issued and outstanding, and 284,685,997 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions, except per share amounts)
Revenues	$2,222	$1,994	$4,233	$3,891
Costs and expenses:
Cost of revenues	1,910	1,714	3,656	3,347
Selling, general and administrative expenses	139	129	268	255

Operating income	173	151	309	289
Non-operating income (expense):
Interest income	14	33	28	62
Interest expense	(23)	(23)	(45)	(46)
Minority interest in income of consolidated subsidiaries	(1)	(2)	(3)	(3)
Other income (expense), net	(4)	1	(4)	3

Income from continuing operations before income taxes	159	160	285	305
Provision for income taxes	60	60	111	114

Income from continuing operations	99	100	174	191
Discontinued operations (Note 1):
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including net gain on sales of $35 million and $44 million for the three and six months ended July 31, 2007, respectively, and loss on sale of $1 million for the three and six months ended July 31, 2006)	37	6	50	11
Minority interest in income of consolidated subsidiaries	1	2	2	4
Provision (benefit) for income taxes	4	1	11	(11)

Income from discontinued operations	32	3	37	18

Net income	$131	$103	$211	$209

Earnings per share:
Basic:
Income from continuing operations	$.24	$.30	$.43	$.57
Income from discontinued operations	.08	.01	.09	.06

	$.32	$.31	$.52	$.63

Diluted:
Income from continuing operations	$.24	$.29	$.42	$.55
Income from discontinued operations	.07	.01	.08	.06

	$.31	$.30	$.50	$.61

Weighted average shares outstanding:
Basic	405	331	405	334

Diluted	418	342	418	345

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2007	January 31, 2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,131	$1,109
Receivables, net	1,583	1,598
Inventory, prepaid expenses and other current assets	229	190
Assets of discontinued operations	—	85

Total current assets	2,943	2,982
Property, plant and equipment (less accumulated depreciation and amortization of $284 million and $261 million at July 31, 2007 and January 31, 2007, respectively)	385	382
Intangible assets, net	95	109
Goodwill	955	920
Deferred income taxes	68	57
Other assets	102	109

	$4,548	$4,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$940	$1,032
Accrued payroll and employee benefits	486	507
Income taxes payable	—	73
Notes payable and long-term debt, current portion	131	29
Liabilities of discontinued operations	—	25

Total current liabilities	1,557	1,666
Notes payable and long-term debt, net of current portion	1,098	1,199
Other long-term liabilities	174	102
Commitments and contingencies (Note 7)
Minority interest in consolidated subsidiaries	—	56
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 289 million and 320 million shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 126 million and 92 million shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	—	—
Additional paid-in capital	1,701	1,557
Retained earnings	42	6
Accumulated other comprehensive loss	(24)	(27)

Total stockholders’ equity	1,719	1,536

	$4,548	$4,559

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Totals	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2007	92	320	$1,557	$6	$(27)	$1,536
Net income	—	—	—	211	—	211	$211
Other comprehensive income	—	—	—	—	3	3	3
Issuances of stock and other stock transactions	—	19	179	—	—	179	—
Repurchases of stock	(6)	(10)	(119)	(174)	—	(293)	—
Conversion of preferred stock to common stock	40	(40)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	39	—	—	39	—
Stock-based compensation	—	—	45	—	—	45	—
Adjustment to initially apply FIN 48	—	—	—	(1)	—	(1)	—

Balance at July 31, 2007	126	289	$1,701	$42	$(24)	$1,719	$214

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended July 31
	2007	2006
	(in millions)
Cash flows from operations:
Net income	$211	$209
Income from discontinued operations	(37)	(18)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35	34
Stock-based compensation	45	36
Excess tax benefits from stock-based compensation	(39)	—
Other non-cash items	12	11
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	7	(11)
Inventory, prepaid expenses and other current assets	(27)	42
Deferred income taxes	6	(11)
Other assets	(3)	(3)
Accounts payable and accrued liabilities	(80)	(86)
Accrued payroll and employee benefits	(17)	17
Income taxes payable	20	67
Other long-term liabilities	(5)	—

Total cash flows provided by operations	128	287
Cash flows from investing activities:
Expenditures for property, plant and equipment	(23)	(31)
Acquisitions of businesses, net of cash acquired of $1 million in 2006	—	(32)
Purchases of marketable securities available-for-sale	—	(4,258)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917
Other	(2)	6

Total cash flows provided by (used in) investing activities	(25)	1,602
Cash flows from financing activities:
Payments on notes payable and long-term debt	(9)	(18)
Sales of stock and exercise of stock options	55	50
Repurchases of stock	(172)	(584)
Excess tax benefits from stock-based compensation	39	—
Other	—	(1)

Total cash flows used in financing activities	(87)	(553)

Increase in cash and cash equivalents from continuing operations	16	1,336

Cash flows of discontinued operations:
Cash provided by (used in) operating activities from discontinued operations	(1)	9
Cash provided by investing activities from discontinued operations	3	—
Cash used in financing activities from discontinued operations	—	(8)

Increase in cash and cash equivalents from discontinued operations	2	1

Total increase in cash and cash equivalents	18	1,337

Cash and cash equivalents at beginning of period—continuing operations	1,109	1,001
Cash and cash equivalents at beginning of period—discontinued operations	4	34

Cash and cash equivalents at beginning of period	1,113	1,035

Cash and cash equivalents at end of period—continuing operations	1,131	2,342
Cash and cash equivalents at end of period—discontinued operations	—	30

Cash and cash equivalents at end of period	$1,131	$2,372

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and wholly-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $4 million and $9 million on sales to certain unconsolidated affiliates during the three and six months ended July 31, 2007, respectively. The Company recognized revenues of $3 million and $7 million on sales to certain unconsolidated affiliates during the three and six months ended July 31, 2006, respectively.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of July 31, 2007 and for the three and six months ended July 31, 2007 and 2006 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008, or any future period.

Discontinued Operations

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by Northrop Grumman Corporation, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. In the reorganization transaction, certain divisions of AMSEC LLC were distributed to the Company in exchange for the Company’s 55% interest in AMSEC LLC. The Company no longer owns any interest in AMSEC LLC.

The Company has applied purchase accounting to the AMSEC LLC divisions that were acquired and recorded the previously consolidated assets and liabilities of divisions distributed to Northrop Grumman Corporation and no longer owned by the Company as a sale at fair value. The Company recorded a preliminary pre-tax gain on sale of $31 million in discontinued operations during the quarter ended July 31, 2007. The

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

preliminary gain is subject to a tangible net book value adjustment and the resolution of various other contingencies as agreed upon between the Company and Northrop Grumman Corporation.

The Company previously completed the sale of ANX, a majority-owned subsidiary, on October 27, 2006.

The condensed consolidated financial statements for all periods presented reflect the portion of AMSEC LLC distributed to Northrop Grumman Corporation and ANX as discontinued operations. The balance sheet as of January 31, 2007 has been retrospectively adjusted to separately present the assets and liabilities of the discontinued operations. The operating results of these discontinued operations were as follows:

	Six Months Ended July 31
	2007	2006
	(in millions)
Revenues	$106	$122
Costs and expenses:
Cost of revenues	96	105
Selling, general and administrative expenses	4	6
Interest income	—	1

Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$12

Supplementary Cash Flow Information:

The non-cash investing and financing activities for the periods noted were as follows:

	Six Months Ended July 31
	2007	2006
	(in millions)
Stock exchanged upon exercise of stock options	$117	$76

Stock issued for settlement of accrued employee benefits	$4	$43

Fair value of assets acquired in acquisitions	$—	$40
Cash paid in acquisitions, net of cash acquired	—	(32)
Accrued acquisition payments	—	(4)

Liabilities assumed in acquisitions	$—	$4

In addition, during the six months ended July 31, 2007, the Company completed a reorganization transaction involving AMSEC LLC, whereby the minority interest in certain business divisions of the subsidiary were exchanged for the Company’s ownership interest in other business divisions of the subsidiary, resulting in the following non-cash investing and financing activities (in millions):

Fair value of assets received	$49

Assets divested, excluding cash	93
Liabilities divested, including minority interest	86

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company adopted FIN 48 on February 1, 2007. In connection with the implementation of FIN 48, the Company increased the liabilities associated with its uncertain tax positions by $1 million through an adjustment to retained earnings. At February 1, 2007, the Company’s liabilities for uncertain tax positions resulting from unrecognized tax benefits was $44 million. As of July 31, 2007, the liabilities for uncertain tax positions was $48 million, all of which is classified as other long-term liabilities on the condensed consolidated balance sheet. If all of the Company’s positions as of July 31, 2007 are sustained by the various taxing authorities in favor of the Company, the provision for income taxes from continuing operations would be reduced by $22 million and the provision for incomes taxes from discontinued operations would be reduced by $26 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in its provision for income taxes. The Company does not expect any material changes to the estimated amount of liabilities associated with its uncertain tax positions during the next 12 months.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS), which is currently auditing fiscal years 2005 and 2006, and other taxing jurisdictions. While the Company has effectively settled with the IRS and certain states for all fiscal years prior to and including fiscal year 2004, the IRS statute of limitations for tax returns for fiscal years 2004 to 2007 remain open and subject to potential examination or reexamination. While the Company believes it has adequate accruals for its uncertain tax positions, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of its accruals or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement will be effective for the Company during the fiscal year ending January 31, 2009 and applied prospectively. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective. This statement is effective for the Company during the fiscal year ending January 31, 2009 and may be applied prospectively. The Company is currently evaluating the potential impact of applying the provisions of this statement to its assets and liabilities and the impact to its consolidated financial position and results of operations.

Note 2—Stockholders’ Equity and Earnings per Share (EPS):

The Company had shares of Class A preferred stock and common stock issued and outstanding as of July 31, 2007 and January 31, 2007. Shares of common stock contain the same economic rights as shares of Class A preferred stock. However, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method. Therefore, the two-class method is not shown in the accompanying condensed consolidated financial

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

statements. Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of July 31, 2007 were 11 million shares that were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions)
Basic weighted average shares outstanding	405	331	405	334
Add: Dilutive common share equivalents
Stock options	11	8	11	7
Unvested stock awards and other stock-based awards	2	3	2	4

Diluted weighted average shares outstanding	418	342	418	345

Antidilutive shares excluded (stock options)	6	11	6	11

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and six months ended July 31, 2007 and 2006, respectively.

Note 3—Stock-Based Compensation:

Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions)
Stock-based compensation expense:
Stock options	$6	$6	$13	$11
Vesting stock awards	13	11	25	18
Vested stock awards	—	1	—	1
Employee stock purchase plan discount	3	3	7	6

Total stock-based compensation expense	$22	$21	$45	$36

The Company recognized excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to its October 2006 reorganization merger and initial public offering as cash inflows from financing activities as required by SFAS No. 123(R) “Share-Based Payment.” Excess tax benefits realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as required by SFAS No. 95 “Statement of Cash Flows.”

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options. All of the options granted during the six months ended July 31, 2007 and 2006, respectively, were granted with vesting periods of four years and expire five years after the date of grant. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Six Months Ended July 31
	2007	2006
Expected term (in years)	3.9	3.9
Expected volatility	26.9%	33.4%
Risk-free interest rate	4.6%	4.7%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2007 and 2006 using the Black-Scholes valuation model was $5.01 and $4.80, respectively. The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2006 was adjusted to give effect to the special dividend paid in November 2006.

Stock option activity for the six months ended July 31, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2007	73.3	$12.23	2.3	$463
Options granted	5.8	17.64
Options forfeited or expired	(3.7)	12.86
Options exercised	(12.6)	10.79		94

Outstanding at July 31, 2007	62.8	12.98	2.4	237

Stock Awards. Vesting stock award activity for the six months ended July 31, 2007 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2007	7.7
Awards granted	5.0	$17.64
Awards forfeited	(0.6)	18.77
Awards vested	(1.3)	18.27

Unvested at July 31, 2007	10.8

The aggregate fair value of vesting stock awards that vested during the six months ended July 31, 2007 was $24 million.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations, consisted of the following:

	July 31, 2007			January 31, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer contracts	$81	$30	$51	$75	$30	$45
Non-compete agreements	5	5	—	12	7	5
Software and technology	53	16	37	63	12	51
Other	3	2	1	6	4	2

Total amortizable intangible assets	142	53	89	156	53	103
Non-amortizable intangible assets:
Tradenames	6	—	6	6	—	6

Total intangible assets	$148	$53	$95	$162	$53	$109

During the six months ended July 31, 2007, the Company recorded adjustments to goodwill of $15 million, including $11 million reclassified from intangible assets to goodwill, as a result of the finalization of the valuation of certain intangible assets acquired during the year ended January 31, 2007. In addition, the Company preliminarily recorded in the Government segment intangible assets of $9 million and non-deductible goodwill of $19 million related to the divisions acquired in the reorganization of AMSEC LLC as discussed in Note 1. The Company has not yet obtained all of the information required to complete certain purchase price allocations. The final purchase price allocations will be completed once all required information has been received.

Amortization expense related to amortizable intangible assets was $6 million and $12 million for the three and six months ended July 31, 2007, respectively, and $7 million and $12 million for the three and six months ended July 31, 2006, respectively.

The estimated annual amortization expense related to amortizable intangible assets as of July 31, 2007 is as follows (in millions):

Fiscal Year Ending January 31,
2008 (remainder of the fiscal year)	$14
2009	23
2010	18
2011	15
2012	8
Thereafter	11

$89

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. There were

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

no goodwill or intangible asset impairment losses during the three and six months ended July 31, 2007 and 2006, respectively.

Note 5—Accumulated Other Comprehensive Loss and Other Comprehensive Income:

The components of accumulated other comprehensive loss were as follows:

	July 31, 2007	January 31, 2007
	(in millions)
Unrealized net loss on derivative instruments	$(8)	$(9)
Net loss on defined benefit pension plan	(20)	(19)
Foreign currency translation adjustments	4	1

	$(24)	$(27)

Of the unrealized net loss on derivative instruments as of July 31, 2007, $2 million is expected to be recognized as expense within the next 12 months.

Other comprehensive income consisted of the following:

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions)
Net income	$131	$103	$211	$209
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	(1)	(1)	(1)	(1)
Foreign currency translation adjustments	2	—	3	—
Unrealized loss on derivative instruments	1	1	1	1

Total comprehensive income	$133	$103	$214	$209

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 6—Business Segment Information:

The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and reclassified for consistency with the current year’s presentation:

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions)
Revenues:
Government	$2,076	$1,846	$3,950	$3,601
Commercial	146	148	283	290

Total revenues	$2,222	$1,994	$4,233	$3,891

Operating income (loss):
Government	$168	$141	$300	$277
Commercial	11	17	19	31
Corporate and Other	(6)	(7)	(10)	(19)

Total operating income	$173	$151	$309	$289

As described in more detail in Note 17 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, certain corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. To the extent not allocated, corporate expenses are retained in the Corporate and Other segment.

Note 7—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the damage issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues relating to anticipated profit on uncompleted work on the contract. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. The Company recorded a $4 million receivable during the three months ended July 31, 2007 related to the $9 million collected by Telcordia in the period.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this dispute, except for the $4 million receivable described above, as of July 31, 2007.

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

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and continues to use significant portions of the System today. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. On March 29, 2007, the Company and the Customer executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

•	acceptance of 20 specific subsystems of the 29 subsystems comprising the System within 70 days of the execution of the modification

•	payment of $34 million within 30 days of the Company submitting invoices for certain work already performed on both the system development portion and service portion of the Greek contract

•

reduction of the payment and performance bonds maintained by the Company in favor of the Customer by at least $123 million which represents the value of the 20 subsystems required to be accepted within 70 days of the execution of the modification

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $11 million.

Performance of Modified Contract. Subsequent to the modification of the Greek contract on March 29, 2007, the following developments have occurred:

•

18 of the 20 subsystems to have been accepted within 70 days of March 29, 2007 have been fully and finally accepted by the Customer, with the remaining two subsystems to be accepted on or before November 30, 2007, by agreement of the parties

•	the Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of the Company submitting its invoices

•

the price adjustment assessed by the Customer for omissions and deviations on the 18 accepted subsystems accepted to date totaled $13 million, which is $2 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. Should agreement not be reached, the Company may choose to pursue formal dispute resolution procedures, up to and including binding arbitration

•	the Customer has reduced the payment and performance bonds requirement by $102 million

•	the Company and its subcontractors are performing work under the terms of the modified Greek contract, including the requirement to deliver a modified CDSS

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of July 31, 2007. No profits or losses were recorded during the three and six months ended July 31, 2007. The Company recorded $2 million of losses relating to foreign currency translation during the three and six months ended July 31, 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. The Company recognized $22 million of revenues and costs on the maintenance portion of the Greek contract during the three and six months ended July 31, 2007 primarily related to the receipt of payments from the Customer for services previously rendered.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has $14 million of accounts receivable relating to Value Added Taxes (VAT) and tax withholdings that it has paid or have been withheld from payments owed by the Customer and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to the Company all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Based on the modified Greek contract, the Customer does not currently have the right to call any of the offset standby letters of credit ($56 million). As of July 31, 2007, there are $104 million in payment and performance standby letters of credit outstanding. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $120 million of bonds provided by its subcontractors in connection with their work under the Greek contract.

If the Company and its subcontractors are unable to perform in accordance with the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against the Company, the Company’s bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill the Company’s obligations. This could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

Other

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

During the three months ended July 31, 2007, the Company recorded $8 million in costs associated with actions taken to remediate data security lapses on several customer contracts. As part of the remediation effort, the Company commenced a review of its technology assets to evaluate any other areas of potential information security risk.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows or its ability to conduct business.

Note 8—Supplemental Guarantor Information:

In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of its 100%-owned subsidiary, Science Applications International Corporation (Subsidiary Issuer), under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes.

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

The following tables present condensed consolidating financial information for the Parent and the Subsidiary Issuer on the equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The condensed consolidating statements of income for the three and six months ended July 31, 2006 and cash flows for the six months ended July 31, 2006 are not presented herein as the Parent did not fully and unconditionally guarantee the Subsidiary Issuer’s debt described above during such periods.

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,222	$—	$2,222
Costs and expenses:
Cost of revenues	—	1,910	—	1,910
Selling, general and administrative expenses	—	139	—	139

Operating income	—	173	—	173
Non-operating income (expense):
Interest income	16	14	(16)	14
Interest expense	—	(39)	16	(23)
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	121	—	(121)	—

Income from continuing operations before income taxes	137	143	(121)	159
Provision for income taxes	6	54	—	60

Income from continuing operations	131	89	(121)	99
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	37	—	37
Minority interest in income of consolidated subsidiaries	—	1	—	1
Provision for income taxes	—	4	—	4

Income from discontinued operations	—	32	—	32

Net income	$131	$121	$(121)	$131

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Six Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,233	$—	$4,233
Costs and expenses:
Cost of revenues	—	3,656	—	3,656
Selling, general and administrative expenses	—	268	—	268

Operating income	—	309	—	309
Non-operating income (expense):
Interest income	31	25	(28)	28
Interest expense	—	(73)	28	(45)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	191	—	(191)	—

Income from continuing operations before income taxes	222	254	(191)	285
Provision for income taxes	11	100	—	111

Income from continuing operations	211	154	(191)	174
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	50	—	50
Minority interest in income of consolidated subsidiaries	—	2	—	2
Provision for income taxes	—	11	—	11

Income from discontinued operations	—	37	—	37

Net income	$211	$191	$(191)	$211

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,131	$—	$1,131
Receivables, net	—	1,583	—	1,583
Inventory, prepaid expenses and other current assets	—	229	—	229

Total current assets	—	2,943	—	2,943
Property, plant and equipment, net	—	385	—	385
Intangible assets, net	—	95	—	95
Goodwill	—	955	—	955
Deferred income taxes	—	68	—	68
Other assets	1,184	102	(1,184)	102
Investment in consolidated subsidiaries	564	—	(564)	—

	$1,748	$4,548	$(1,748)	$4,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5	$935	$—	$940
Accrued payroll and employee benefits	—	486	—	486
Notes payable and long-term debt, current portion	—	131	—	131

Total current liabilities	5	1,552	—	1,557
Notes payable and long-term debt, net of current portion	—	1,098	—	1,098
Other long-term liabilities	—	1,358	(1,184)	174
Total stockholders’ equity	1,743	540	(564)	1,719

	$1,748	$4,548	$(1,748)	$4,548

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$922	$187	$—	$1,109
Receivables, net	—	1,598	—	1,598
Inventory, prepaid expenses and other current assets	270	186	(266)	190
Assets of discontinued operations	—	85	—	85

Total current assets	1,192	2,056	(266)	2,982
Property, plant and equipment, net	—	382	—	382
Intangible assets, net	—	109	—	109
Goodwill	—	920	—	920
Deferred income taxes	—	57	—	57
Other assets	—	109	—	109
Investment in consolidated subsidiaries	373	—	(373)	—

	$1,565	$3,633	$(639)	$4,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2	$1,062	$(32)	$1,032
Accrued payroll and employee benefits	—	507	—	507
Income taxes payable	—	73	—	73
Notes payable and long-term debt, current portion	—	263	(234)	29
Liabilities of discontinued operations	—	25	—	25

Total current liabilities	2	1,930	(266)	1,666
Notes payable and long-term debt, net of current portion	—	1,199	—	1,199
Other long-term liabilities	—	102	—	102
Minority interest in consolidated subsidiaries	—	56	—	56
Total stockholders’ equity	1,563	346	(373)	1,536

	$1,565	$3,633	$(639)	$4,559

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

	Six Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$30	$98	$—	$128
Cash flows used in investing activities	—	(25)	—	(25)
Cash flows provided by (used in) financing activities	(952)	865	—	(87)

Increase (decrease) in cash and cash equivalents from continuing operations	(922)	938	—	16

Cash flows provided by discontinued operations:	—	2	—	2

Total increase (decrease) in cash and cash equivalents	(922)	940	—	18

Cash and cash equivalents at beginning of period—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4	—	4

Cash and cash equivalents at beginning of period	922	191	—	1,113

Cash and cash equivalents at end of period	$—	$1,131	$—	$1,131

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 31, 2007, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are warned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31, not calendar years. For example, we refer to the fiscal year ended January 31, 2007 as “fiscal 2007.” We are currently in fiscal 2008.

Overview

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and wholly-owned subsidiaries, including Science Applications International Corporation.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, as well as to customers in selected commercial markets.

Key financial highlights and events during the three months ended July 31, 2007 include:

•

Consolidated revenues for the three months ended July 31, 2007 increased 11% over the same period in the prior year. This reflects internal, or non-acquisition related, growth of 8% and acquisition-related growth of 3%. Internal growth for the three months ended July 31, 2007 was favorably impacted by the start-up of the global positioning system contract, increased sales of border and port security and emergency responder equipment and greater activity in our system engineering and integration business. From a segment perspective, Government segment revenues increased 12% and Commercial segment revenues decreased 1% for the three months ended July 31, 2007 compared to the same period of the prior year.

•

Operating income for the three months ended July 31, 2007 increased 15% compared to the same period in the prior year, despite an increase in business development and internal research and development spending and the recognition of $8 million of costs associated with actions taken to remediate data security lapses on several customer contracts. Operating income for the three months ended July 31, 2007 benefited from increased profitability on many cost reimbursable contracts in the amount of $12 million as a result of improved management of prior year indirect cost overruns, increases in more profitable product shipments of border and port security equipment, improved fee rates on several large programs, and continued efforts to streamline administrative and management activities.

SAIC, INC.

•

Income from continuing operations decreased $1 million for the three months ended July 31, 2007 despite the increases in operating income due primarily to decreases in interest income of $19 million for the three months ended July 31, 2007 due to declines in average cash and marketable securities balances mainly due to the payment of a $2.45 billion special dividend in November 2006.

•

Cash and cash equivalents increased $22 million during the six months ended July 31, 2007, primarily reflecting cash provided by operations of $128 million offset by cash used in support of financing activities, largely consisting of repurchases of our stock, of $87 million.

•

Net bookings were approximately $1.9 billion and $3.4 billion during the three and six months ended July 31, 2007, respectively. Our total negotiated backlog as of July 31, 2007 was $14.1 billion, a $0.8 billion reduction from backlog as of January 31, 2007 due, in part, to approximately $0.3 billion related to work on an existing definite delivery contract vehicle that is now anticipated to be awarded and performed under an existing indefinite delivery / indefinite quantity (IDIQ) contract vehicle. We do not include future potential task orders under IDIQ contract vehicles in negotiated unfunded backlog.

•

On July 13, 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for the acquisition by us of certain divisions of AMSEC LLC. We recorded a preliminary pre-tax gain on sale of $31 million in discontinued operations on the portion of the business distributed to Northrop Grumman Corporation, who owned 45% of AMSEC LLC, subject to a tangible net book value adjustment and the resolution of various other contingencies as agreed upon between us and Northrop Grumman Corporation. The results of operations and the financial position of the portion of the business distributed to Northrop Grumman Corporation have been reported as discontinued operations for all periods presented.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Other Income Statement Items—Net Income,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

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

SAIC, INC.

Reclassifications

Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

Key Financial Metrics

Bookings and Backlog. We booked net new business worth an estimated $1.9 billion and $3.4 billion during the three and six months ended July 31, 2007, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from receipt of funded and unfunded contract awards during the period net of any adjustments to previously reported backlog amounts. We calculate bookings as the current period ending backlog plus the current period’s revenues less prior period ending backlog and backlog obtained in acquisitions.

Total consolidated negotiated backlog consists of funded backlog and negotiated unfunded backlog. Government segment funded backlog primarily represents the portion of backlog for which funding is appropriated and is payable to us upon completion of a specified portion of work, less revenues previously recognized on these contracts. Government segment funded backlog does not include the full potential value of our contracts because the U.S. Government and our other customers often incrementally appropriate or authorize funds for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, government-wide acquisition contract (GWAC), General Services Administration (GSA) Schedule, or other master agreement contract vehicles.

The approximate value of our total consolidated negotiated backlog as of the dates noted is as follows:

	July 31, 2007	January 31, 2007
	(in millions)
Government segment:
Funded backlog	$3,783	$3,902
Negotiated unfunded backlog	9,444	10,185

Total negotiated backlog	$13,227	$14,087

Commercial segment:
Funded backlog	$711	$723
Negotiated unfunded backlog	153	101

Total negotiated backlog	$864	$824

Total consolidated:
Funded backlog	$4,494	$4,625
Negotiated unfunded backlog	9,597	10,286

Total negotiated backlog	$14,091	$14,911

The $0.8 billion reduction in total negotiated backlog as of July 31, 2007 compared to January 31, 2007 is due, in part, to a backlog reduction of approximately $0.3 billion related to work on an existing definite delivery contract vehicle that is now anticipated to be awarded and performed under an existing IDIQ contract vehicle.

SAIC, INC.

We do not include future expected task orders under IDIQ contract vehicles in negotiated backlog. We provide services to our customers on a number of large contracts and total negotiated backlog may fluctuate significantly from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

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

Contract Types. We generate revenues under several types of contracts. Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee component. Time-and-materials (T&M) contracts typically provide for the payment of negotiated fixed hourly rates, which include allocable indirect costs and fees for labor hours plus reimbursement of other direct costs. Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except that the deliverable is the labor hours provided to the customer. Firm-fixed-price (FFP) contracts provide for payments to us of a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we generate more or less than the planned amount of profit and may even incur a loss. Target cost and fee with risk sharing contracts provide for reimbursement of costs plus a specified or target fee if our actual costs equal a negotiated target cost. Under these contracts, if our actual costs are less than the target costs, we receive a portion of the cost underrun as additional fee. If our actual costs exceed the target costs, our target fee and cost reimbursement are reduced by a portion of the cost overrun. We do not use target cost and fee with risk sharing contracts in our Government segment.

The following table summarizes revenues by contract type as a percentage of total contract revenues for the periods noted:

	Six Months Ended July 31
	2007	2006
Cost-reimbursement	48%	47%
T&M and fixed-price-level-of-effort	35	35
FFP and target cost and fee with risk sharing	17	18

Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials used on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, and, in certain cases, can have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues on an absolute basis and as a percentage of revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Labor-related revenues	$1,364	5%	$1,299	$2,666	5%	$2,535
As a percentage of revenues	61%		65%	63%		65%
M&S revenues	858	23	695	1,567	16	1,356
As a percentage of revenues	39%		35%	37%		35%

SAIC, INC.

M&S revenue growth outpaced labor-related revenue growth during the three and six months ended July 31, 2007. This is primarily due to increased M&S revenues on several new, large programs including our global positioning system contract and work with our NATO and Space and Naval Surface Warfare Center customers. M&S activity also increased in the period on several continuing programs in our homeland security and systems integration businesses, including increased sales of border and port security and emergency responder equipment.

The increase in labor-related revenues for the three and six months ended July 31, 2007 as compared with the same periods in the prior year is primarily due to inflationary increases in labor rates and reimbursable labor costs and an overall increase in the number of billable staff primarily attributable to acquisitions, offset in part by slightly lower direct labor utilization rates for the six months ended July 31, 2007 caused by planned business development and internal research and development activities focused on increasing our long-term growth.

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)			(dollars in millions)
Revenues	$2,222	11%	$1,994	$4,233	9%	$3,891
Cost of revenues	1,910	11	1,714	3,656	9	3,347
Selling, general and administrative expenses	139	8	129	268	5	255
Operating income	173	15	151	309	7	289
As a percentage of revenues	7.8%		7.6%	7.3%		7.4%
Non-operating income (expense), net	(14)		9	(24)		16
Provision for income taxes	60	—	60	111	(3)	114
Income from continuing operations	99	(1)	100	174	(9)	191
Income from discontinued operations, net of tax	32		3	37		18

Net income	$131	27	$103	$211	1	$209

Revenues. Our consolidated revenues increased 11% and 9% during the three and six months ended July 31, 2007, respectively, compared to the same periods of the prior year due to a combination of growth in revenues from our U.S. Government customers as well as growth through the acquisition of businesses. Approximately eight percentage points and five percentage points of the consolidated growth during the three and six months ended July 31, 2007, respectively, were internal, or non-acquisition, related growth. We calculate internal growth by comparing our current period reported revenue to the prior period revenue adjusted to include the revenue of acquired businesses for the comparable prior period. The acquisition of businesses accounted for the remaining three percentage points and four percentage points of the consolidated revenue growth for the three and six months ended July 31, 2007, respectively.

SAIC, INC.

The following table summarizes changes in segment revenues on an absolute basis and as a percentage of total consolidated revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government revenues	$2,076	12%	$1,846	$3,950	10%	$3,601
As a percentage of total revenues	93%		93%	93%		93%
Commercial revenues	146	(1)	148	283	(2)	290
As a percentage of total revenues	7%		7%	7%		7%

Total revenues	$2,222	11	$1,994	$4,233	9	$3,891

Government segment revenues grew $230 million, or 12%, and $349 million, or 10%, for the three and six months ended July 31, 2007, respectively, compared to the same periods in the prior year. Approximately eight percentage points and six percentage points of this growth for the three and six months ended July 31, 2007, respectively, were internal growth. Internal revenue growth in the Government segment for the three months ended July 31, 2007 was positively impacted by growth in our intelligence business, most notably under our global positioning system contract, our homeland security and defense businesses including increased sales of border and port security and emergency responder equipment in the period, and our systems integration business primarily with a state and local government customer. Partially offsetting this internal revenue growth in the Government segment for the six months ended July 31, 2007 were reductions in our logistics and product support business during the three months ended April 30, 2007 due to the completion of work on a prime vendor contract. The acquisitions of businesses accounted for the remaining four percentage points of Government segment revenue growth for the three and six months ended July 31, 2007.

Commercial segment revenues declined by $2 million, or 1%, and $7 million, or 2%, for the three and six months ended July 31, 2007, respectively, compared to the same periods in the prior year. This decline is primarily due to the completion of a product support contract at the end of fiscal 2007 in our security products business, reduced volume in our life sciences business consulting due to customer budget reductions, and reduced IT outsourcing revenues in our U.K. subsidiary offset by growth in consulting work on domestic U.S. outsourcing contracts during the three and six months ended July 31, 2007.

Cost of Revenues. The following table summarizes changes in segment cost of revenues on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government cost of revenues	$1,806	12%	$1,610	$3,453	10%	$3,142
As a percentage of related revenues	87.0%		87.2%	87.4%		87.3%
Commercial cost of revenues	109	1	108	213	—	213
As a percentage of related revenues	74.7%		73.0%	75.3%		73.4%
Corporate and Other cost of revenues	(5)		(4)	(10)		(8)

Total cost of revenues	$1,910	11	$1,714	$3,656	9	$3,347

As a percentage of revenues	86.0%		86.0%	86.4%		86.0%

SAIC, INC.

Total consolidated cost of revenues as a percentage of revenues were unchanged and increased slightly during the three and six months ended July 31, 2007 compared to the same periods in the prior year, respectively.

Government segment cost of revenues decreased as a percentage of related revenues for the three months ended July 31, 2007 as compared to the same period of the prior year primarily due to increased profitability on many cost reimbursable contracts in the amount of $12 million as a result of improved management of prior year indirect cost overruns. This reflects our increased focus on actively managing indirect rate performance to improve profitability. Government segment cost of revenues for the three months ended July 31, 2007 also benefited from increases in more profitable product shipments of border and port security equipment and a slight increase in direct labor utilization rates resulting from continuing efforts to streamline administrative and management activities. These improvements were partially offset by $8 million of costs associated with actions taken to remediate data security lapses on several customer contracts. Direct labor utilization rates were slightly lower for the six months ended July 31, 2007 due to a planned increase in discretionary overhead investment spending primarily in support of business development activities.

Commercial segment cost of revenues increased $1 million, or 1%, and were unchanged on an absolute basis but increased as a percentage of revenues for the three and six months ended July 31, 2007 as compared to the same periods of the prior year primarily due to lower direct labor utilization rates and higher priced labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower priced resources in our India branch.

Corporate and Other segment cost of revenues for the three and six months ended July 31, 2007 and 2006 represents the elimination of intersegment rent expense charged to our Government and Commercial segments on company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in consolidated SG&A by type of activity on an absolute basis and as a percentage of consolidated SG&A for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
General and administrative	$96	8%	$89	$188	3%	$183
Bid and proposal	32	(3)	33	59	(2)	60
Internal research and development	11	57	7	21	75	12

Total SG&A expenses	$139	8	$129	$268	5	$255

Total consolidated SG&A increased $10 million, or 8%, and $13 million, or 5%, on an absolute basis for the three and six months ended July 31, 2007, respectively. General and administrative expenses increased $7 million and $5 million during the three and six months ended July 31, 2007 primarily due to increased business development spending and increased professional services spending associated with our systems implementation project offset by a reduction in legal expenses related to reduced litigation activity, including expenses relating to our dispute on the Greek contract. The increase in internal research and development (IR&D) expenses during the three and six months ended July 31, 2007 reflects increased efforts to develop new products and technologies to support our customers as well as our long-term growth. Bid and proposal (B&P) expenses remained relatively unchanged during the three and six months ended July 31, 2007, reflecting increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient, both of which have

SAIC, INC.

generally reduced the cost of responding to each B&P opportunity. The level of bid and proposal activities fluctuates from quarter to quarter depending on the timing of bidding opportunities.

The following table summarizes changes in segment SG&A on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government SG&A	$102	7%	$95	$197	8%	$182
As a percentage of related revenues	4.9%		5.1%	5.0%		5.1%
Commercial SG&A	26	13	23	51	11	46
As a percentage of related revenues	17.8%		15.5%	18.0%		15.9%
Corporate and Other SG&A	11		11	20	(26)	27

Total SG&A expenses	$139	8	$129	$268	5	$255

As a percentage of revenues	6.3%		6.5%	6.3%		6.6%

Consolidated SG&A expenses decreased as a percentage of revenues for the three and six months ended July 31, 2007 as compared to the same periods in the prior year. Increases in Government and Commercial segment SG&A expenses on an absolute basis for the three and six months ended July 31, 2007 compared to the same periods of the prior year are primarily due to increased IR&D, business development and purchased professional services spending associated with our systems implementation project.

Corporate and Other SG&A expenses were unchanged and decreased $7 million, or 26%, during the three and six months ended July 31, 2007, respectively, compared to the same periods of the prior year due primarily to a reduction in legal expenses, including expenses related to our dispute on the Greek contract, that were not reimbursable costs under U.S. Government Cost Accounting Standards. Unallowable corporate costs are retained in Corporate and Other SG&A.

Operating Income. The following table summarizes changes in operating income by segment on an absolute basis and as a percentage of related revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government operating income	$168	19%	$141	$300	8%	$277
As a percentage of related revenues	8.1%		7.6%	7.6%		7.7%
Commercial operating income	11	(35)	17	19	(39)	31
As a percentage of related revenues	7.5%		11.5%	6.7%		10.7%
Corporate and Other operating loss	(6)		(7)	(10)		(19)

Total operating income	$173	15	$151	$309	7	$289

As a percentage of revenues	7.8%		7.6%	7.3%		7.4%

Total operating income increased $22 million, or 15%, and $20 million, or 7%, during the three and six months ended July 31, 2007 as compared with the same periods in the prior year, respectively.

Government operating income increased $27 million, or 19%, and $23 million, or 8%, during the three and six months ended July 31, 2007 as compared with the same periods in the prior year, respectively. For the three

SAIC, INC.

months ended July 31, 2007, Government segment operating income benefited from increased profitability on many cost reimbursable contracts in the amount of $12 million as a result of improved management of prior year indirect cost overruns, increases in more profitable product shipments of border and port security equipment, improved fee rates on several large programs, and better labor utilization efficiencies resulting from continuing efforts to streamline administrative and management activities. These benefits were partially offset by $8 million of costs associated with actions taken to remediate data security lapses on several customer contracts and a continued emphasis on increased spending for IR&D initiatives and discretionary overhead spending mostly for business development activities.

Commercial operating income decreased $6 million, or 35%, and $12 million, or 39%, due to lower direct labor utilization rates caused by a planned increase in discretionary overhead investment spending in pursuit of new business opportunities and lower business volume than anticipated. Operating margins were further impacted during the six months ended July 31, 2007 by higher priced labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower priced resources in our India branch.

The decrease in Corporate and Other operating loss for the three and six months ended July 31, 2007 primarily reflects lower legal expenses related to reduced litigation activity, including expenses relating to our dispute on the Greek contract.

Other Income Statement Items

Interest Income. Interest income decreased by $19 million, or 58%, and $34 million, or 55%, for the three and six months ended July 31, 2007, respectively, compared to the same periods of the prior year due to a decrease in our interest bearing cash and marketable securities balances resulting primarily from the payment of a $2.45 billion special dividend in November 2006.

Interest Expense. Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three and six months ended July 31, 2007 as compared to the same periods of the prior year, as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances during those periods.

Other Income (Expense), net. The components of other income (expense), net were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
	(in millions)
Realized losses on investments, including impairment losses	$(5)	$—	$(5)	$—
Equity interest in earnings and impairment losses of unconsolidated affiliates	1	1	1	3

Total other income (expense), net	$(4)	$1	$(4)	$3

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38% and 39% for the three and six months ended July 31, 2007, respectively. This compares with 38% and 37% for the three and six months ended July 31, 2006, respectively. The lower effective tax rate for the six months ended July 31, 2006 was primarily due to the reversal of $7 million in

SAIC, INC.

accruals for tax contingencies as a result of settlements of federal and state audits for amounts less than the recorded accruals.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS), which is currently auditing fiscal years 2005 and 2006, and other taxing jurisdictions. While we have effectively settled with the IRS and certain states for all fiscal years prior to and including fiscal year 2004, the IRS statute of limitations for tax returns for fiscal years 2004 to 2007 remain open and subject to potential examination or reexamination. While we believe we have adequate accruals for uncertain tax positions, there is no assurance that the tax authorities will not assert that we owe taxes in excess of our accruals or that there will not be accruals in excess of the final settlement amounts agreed to by the tax authorities.

Income from Continuing Operations. Income from continuing operations decreased $1 million, or 1% and $17 million, or 9% for the three and six months ended July 31, 2007, as compared with the same periods in the prior year, respectively. The decrease in income from continuing operations primarily results from decreases in interest income of $19 million and $34 million for the three and six months ended July 31, 2007, respectively, due to the payment of a $2.45 billion special dividend in November 2006.

Earnings per Share (EPS). Diluted EPS from continuing operations decreased $0.05 per share, or 17%, and $0.13 per share, or 24%, for the three and six months ended July 31, 2007, respectively, compared to the same periods of the prior year primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Discontinued Operations. During the quarter ended July 31, 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for the acquisition by us of certain divisions of AMSEC LLC. We recorded a preliminary pre-tax gain on sale of $31 million in discontinued operations on the portion of the business distributed to Northrop Grumman Corporation, who owned 45% of AMSEC LLC, subject to a tangible net book value adjustment and the resolution of various other contingencies as agreed upon between us and Northrop Grumman Corporation. We previously completed the sale of ANX, a majority-owned subsidiary, on October 27, 2006.

The results of operations and the financial position of the portion of AMSEC LLC distributed to Northrop Grumman Corporation and ANX have been reported as discontinued operations for all periods presented. The operating results for these discontinued operations were as follows:

	Six Months Ended July 31
	2007	2006
	(in millions)
Revenues	$106	$122
Costs and expenses
Cost of revenues	96	105
Selling, general and administrative expenses	4	6
Interest income	—	1

Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$12

The AMSEC LLC reorganization transaction was generally treated as a tax-free liquidation of SAIC’s interest in AMSEC LLC for income tax purposes.

SAIC, INC.

Net Income and Earnings per Share (EPS). Net income increased $28 million and $2 million during the three and six months ended July 31, 2007, respectively, compared to the same periods of the prior year despite declines in income from continuing operations due to increases in income from discontinued operations of $29 million and $19 million, including gains on sales of discontinued operations of $35 million and $44 million, for the three and six months ended July 31, 2007, respectively. Diluted EPS increased $0.01 per share, or 3%, and decreased $0.11 per share, or 18%, for the three and six months ended July 31, 2007, respectively. The decline in EPS for the six months ended July 31, 2007 compared to the same period of the prior year is primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and borrowings under our credit facility, and our principal uses of cash are for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements and stock repurchases. We anticipate that our operating cash flows, existing cash, cash equivalents and borrowing capacity under our revolving credit facility are sufficient to meet our expected cash requirements for at least the next 12 months.

Cash Flows

The following table summarizes consolidated cash flow information for the periods noted:

	Six Months Ended July 31
	2007	2006
	(in millions)
Net cash provided by operations	$128	$287
Net cash provided by (used in) investing activities	(25)	1,602
Net cash used in financing activities	(87)	(553)
Net cash provided by discontinued operations	2	1

Net increase in cash and cash equivalents	$18	$1,337

Cash Provided by Operations. We generated cash from operations of $128 million for the six months ended July 31, 2007, compared to $287 million for the six months ended July 31, 2006. This $159 million decrease in cash provided by operations is primarily due to a greater portion of fiscal 2007 bonuses and retirement plan contributions paid in cash instead of stock in the six months ended July 31, 2007 ($46 million), an increase in inventories ($37 million), a decrease in income from continuing operations ($17 million), increased tax payments for the six months ended July 31, 2007 ($28 million) and a change in the presentation of cash flows related to tax benefits received on stock and other stock awards as required by SFAS 123(R) “Share-Based Payment” ($39 million). Tax benefits realized from stock-based compensation during the six months ended July 31, 2007 are included as a component of cash flows from financing activities.

Cash Provided by (Used in) Investing Activities. We used $25 million of cash in support of investing activities, including $23 million for purchases of property, plant and equipment during the six months ended July 31, 2007. We generated cash flows from investing activities of $1.6 billion during the six months ended July 31, 2006 primarily due to the liquidation of $1.66 billion of our investments in marketable securities primarily to prepare for the payment of a special dividend of $2.45 billion in connection with our October 2006 initial public offering. We also used $31 million for purchases of property, plant and equipment and $32 million (net of cash acquired of $1 million) to acquire three businesses in our Government segment during the six months ended July 31, 2006.

SAIC, INC.

Cash Used in Financing Activities. We used $87 million of cash in support of financing activities during the six months ended July 31, 2007, including $172 million used to repurchase shares of preferred and common stock offset by proceeds from the sale of stock, primarily through stock option exercises, of $55 million and tax benefits realized on option exercises and the vesting of unvested stock of $39 million. We used $553 million of cash in support of financing activities during the six months ended July 31, 2006, primarily representing $50 million generated through sales of stock offset by $584 million in repurchases of stock and $18 million used to settle a note payable. Tax benefits realized from the exercise of stock options and the vesting of unvested stock and other stock awards during the six months ended July 31, 2006 are included as a component of cash flows from operations. Repurchases of our shares reduce the amount of retained earnings and additional paid-in capital in the stockholders’ equity section of our consolidated balance sheets.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements and other market conditions. Through July 31, 2007, we repurchased 9 million shares of our common stock under this program, which includes 4 million and 6 million shares repurchased during the three and six months ended July 31, 2007, respectively.

Underfunded Pension Obligation

We have a defined benefit pension plan for certain employees in the United Kingdom. As of January 31, 2007, the pension plan had an underfunded projected benefit obligation of $24 million, which we expected to fund over the next 13 years. A dispute exists with the customer over the timeframe in which this funding is required under terms of the contract and applicable pension regulations. The resolution of this dispute may result in an acceleration of the funding.

Outstanding Indebtedness

Notes payable and long-term debt totaled $1.23 billion at July 31, 2007 and January 31, 2007, with debt maturities between calendar 2008 and 2033. In addition to our long-term debt, we have a credit facility providing for $750 million in unsecured borrowing capacity.

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2007	January 31, 2007
	(in millions)
5.5% notes due 2033	$296	$296
6.25% notes due 2012	549	549
7.125% notes due 2032	248	248
6.75% notes due 2008	98	96
Other notes payable	38	39

	1,229	1,228
Less current portion	131	29

Total	$1,098	$1,199

SAIC, INC.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of July 31, 2007. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Credit Facility. Effective July 31, 2007, we extended by one year our revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through July 2012. As of July 31, 2007, $745 million of the revolving credit facility was available, reduced by $5 million of standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See also “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of July 31, 2007, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia, including repayment of approximately $97 million previously paid to Telcordia under the contract and the excess costs of procuring a replacement system, estimated by Telkom South Africa to be $234 million. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration. The arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the damage issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues relating to anticipated profit on uncompleted work on the contract. Pursuant to the definitive stock purchase agreement for the sale of

SAIC, INC.

Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. We recorded a $4 million receivable during the three months ended July 31, 2007 related to the $9 million collected by Telcordia in the period.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this dispute except for the $4 million receivable described above, as of July 31, 2007.

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

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and continues to use significant portions of the System today. In November 2004, we delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. On March 29, 2007, we and the Customer executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

•	acceptance of 20 specific subsystems of the 29 subsystems comprising the System within 70 days of the execution of the modification

•	payment of $34 million within 30 days of our submitting invoices for certain work already performed on both the system development portion and service portion of the Greek contract

•

reduction of the payment and performance bonds maintained by us in favor of the Customer by at least $123 million which represents the value of the 20 subsystems required to be accepted within 70 days of the execution of the modification

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

SAIC, INC.

Until the acceptance of 20 of the 29 subsystems actually occurs, final determination of the price adjustments for omissions and deviations relating to those subsystems cannot be made; however, the modification limits the price reduction to a maximum of $11 million.

Performance of Modified Contract. Subsequent to the modification of the Greek contract on March 29, 2007, the following developments have occurred:

•

18 of the 20 subsystems to have been accepted within 70 days of March 29, 2007 have been fully and finally accepted by the Customer, with the remaining two subsystems to be accepted on or before November 30, 2007, by agreement of the parties

•	the Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of us submitting our invoices

•

the price adjustment assessed by the Customer for omissions and deviations on the 18 accepted subsystems accepted to date totaled $13 million, which is $2 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. Should agreement not be reached, we may choose to pursue formal dispute resolution procedures, up to and including binding arbitration.

•	the Customer has reduced the payment and performance bonds requirement by $102 million

•	we and our subcontractors are performing work under the terms of the modified Greek contract, including the requirement to deliver a modified CDSS.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of July 31, 2007. No profits or losses were recorded during the three and six months ended July 31, 2007. We recorded $2 million of losses relating to foreign currency translation during the three and six months ended July 31, 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive future payments as required under the modified Greek contract, we may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, we have not adjusted and will not adjust the losses on this contract until such time as we can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, we are utilizing the completed-contract method of accounting for the system development portion of this contract. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. We recognized $22 million of revenues and costs on the maintenance portion of the Greek contract during the three and six months ended July 31, 2007 primarily related to the receipt of payments from the Customer for services previously rendered.

We have $14 million of accounts receivable relating to Value Added Taxes (VAT) and tax withholdings that we have paid or have been withheld from payments owed by the Customer and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to us all amounts owed for VAT to date for the subsystems accepted and services provided . Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

SAIC, INC.

In accordance with the terms of the Greek contract, we are required to maintain certain payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. Based on the modified Greek contract, the Customer does not currently have the right to call any of the offset standby letters of credit ($56 million). As of July, 31, 2007, there are $104 million in payment and performance standby letters of credit outstanding. If the standby letters of credit are called based on a future failure to fulfill the our obligations under the Greek contract, we may have the right to call some of the $120 million of bonds provided by its subcontractors in connection with their work under the Greek contract.

If we and our subcontractors are unable to perform in accordance with the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against us, our bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill our obligations. This could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

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

During the three months ended July 31, 2007, we recorded $8 million in costs associated with actions taken to remediate data security lapses on several customer contracts. As part of the remediation effort, we commenced a review of our technology assets to evaluate any other areas of potential information security risk.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, that are both important to the portrayal of our financial condition and

SAIC, INC.

results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to the critical accounting policies during the six months ended July 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three and six months ended July 31, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of January 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 4T. Controls and Procedures.

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

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2007 and Quarterly Report on Form 10-Q for the three months ended April 30, 2007, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. On September 27, 2002, Telcordia prevailed in the initial phase of the arbitration with damages to be recovered by Telcordia to be determined in a second phase of the arbitration. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the damage issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues relating to anticipated profit on uncompleted work on the contract. We recorded a $4 million receivable during the three months ended July 31, 2007 related to the $9 million collected by Telcordia in the period.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this dispute except for the $4 million receivable described above, as of July 31, 2007.

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

SAIC, INC.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2007.

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

The following table presents repurchases of our stock during the quarter ended July 31, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2007—May 31, 2007	941,525	$18.72	311,840	34,743,810
June 1, 2007—June 30, 2007	1,909,686	$18.53	1,367,871	33,375,939
July 1, 2007—July 31, 2007	2,766,645	$17.91	2,103,000	31,272,939

Total	5,617,856	$18.26	3,782,711

(1)	Includes shares purchased as follows:

	May	June	July
Under publicly announced plans or programs	311,840	1,367,871	2,103,000
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	574,773	538,309	558,389
In privately negotiated transactions	54,912	3,506	105,256

Total	941,525	1,909,686	2,766,645

(2)	Does not include newly issued shares acquired by SAIC in connection with employee exercise of non-qualified stock options to satisfy employees’ statutory tax withholding obligations related to the options.

(3)	Stock repurchase program was publicly announced on December 12, 2006.

SAIC, INC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the Company was held on June 8, 2007.

(b)	All of the directors nominated by management in the Company’s 2007 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)	At the Annual Meeting, the stockholders voted on the following matters:

(i)	the election of the following directors by the votes set forth below:

	Number of Votes
Director	For	Withhold Authority
K.C. Dahlberg	2,439,134,451	250,483,980
J.P. Jumper	2,521,093,654	168,524,777
H.M.J. Kraemer, Jr.	2,527,268,626	162,349,805
A.T. Young	2,487,142,785	202,475,645

		For	Against	Abstain	Broker Non-votes
(ii)	a proposal to amend the Company’s certificate of incorporation to provide for the annual election of directors.	2,444,565,736	192,936,956	22,338,483	29,777,050
		For	Against	Abstain	Broker Non-votes
(iii)	a proposal to amend the Company’s certificate of incorporation to eliminate the distinction between series of the Company’s class A preferred stock.	2,481,905,415	127,082,992	50,852,788	29,777,050
		For	Against	Abstain	Broker Non-votes
(iv)	a proposal to approve the material terms of and certain amendments to the Company’s 2006 Equity Incentive Plan.	2,249,513,735	296,425,960	113,901,489	29,777,050
		For	Against	Abstain	Broker Non-votes
(v)	a proposal ratifying the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2008.	2,584,214,648	67,082,123	38,321,473	—

(d)	Not applicable.

Item 5. Other Information.

None.

SAIC, INC.

Item 6. Exhibits.

3.1	Certificate of Amendment to the Restated Certificate of Incorporation (as filed with the Delaware Secretary of State on June 14, 2007)

10.1	Registrant’s 2006 Equity Incentive Plan (as amended June 8, 2007). Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed on June 14, 2007.

10.2	Letter Amendment No. 2 to Five Year Credit Agreement dated as of June 6, 2006. Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed on August 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.
Date: September 6, 2007	/S/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer