Form 10-Q
period 2007-10-31
SAIC, Inc.
filed 2007-12-11
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Yes      No ✓

As of November 30, 2007, the registrant had 166,848,797 shares of common stock, $.0001 par value per share, issued and outstanding, and 246,488,155 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions, except per share amounts)
Revenues	$2,365	$2,081	$6,598	$5,972
Costs and expenses:
Cost of revenues	2,027	1,807	5,683	5,154
Selling, general and administrative expenses	152	133	420	388

Operating income	186	141	495	430
Non-operating income (expense):
Interest income	14	35	42	97
Interest expense	(22)	(22)	(67)	(68)
Minority interest in income of consolidated subsidiaries	—	(1)	(3)	(4)
Other income (expense), net	—	1	(4)	4

Income from continuing operations before income taxes	178	154	463	459
Provision for income taxes	69	64	180	178

Income from continuing operations	109	90	283	281
Discontinued operations (Note 1):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including a net loss on sales of $3 million and a net gain on sales of $41 million for the three and nine months ended October 31, 2007, respectively, and net gain on sales of $19 million and $18 million for the three and nine months ended October 31, 2006, respectively)	(3)	25	47	36
Minority interest in income of consolidated subsidiaries	—	3	2	7
Provision for income taxes	1	14	12	3

Income (loss) from discontinued operations	(4)	8	33	26

Net income	$105	$98	$316	$307

Earnings per share:
Basic:
Income from continuing operations	$.27	$.27	$.70	$.84
Income (loss) from discontinued operations	(.01)	.02	.08	.08

	$.26	$.29	$.78	$.92

Diluted:
Income from continuing operations	$.26	$.26	$.68	$.81
Income (loss) from discontinued operations	(.01)	.02	.08	.08

	$.25	$.28	$.76	$.89

Weighted average shares outstanding:
Basic	402	336	404	334

Diluted	414	347	417	345

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31, 2007	January 31, 2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,011	$1,109
Receivables, net	1,844	1,598
Inventory, prepaid expenses and other current assets	217	190
Assets of discontinued operations	—	85

Total current assets	3,072	2,982
Property, plant and equipment (less accumulated depreciation and amortization of $287 million and $261 million at October 31, 2007 and January 31, 2007, respectively)	402	382
Intangible assets, net	111	109
Goodwill	1,081	920
Deferred income taxes	63	57
Other assets	101	109

	$4,830	$4,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,108	$1,032
Accrued payroll and employee benefits	506	507
Income taxes payable	32	73
Notes payable and long-term debt, current portion	139	29
Liabilities of discontinued operations	—	25

Total current liabilities	1,785	1,666
Notes payable and long-term debt, net of current portion	1,099	1,199
Other long-term liabilities	155	102
Commitments and contingencies (Note 8)
Minority interest in consolidated subsidiaries	—	56
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 258 million and 320 million shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 155 million and 92 million shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	—	—
Additional paid-in capital	1,767	1,557
Retained earnings	48	6
Accumulated other comprehensive loss	(24)	(27)

Total stockholders’ equity	1,791	1,536

	$4,830	$4,559

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Totals	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2007	92	320	$1,557	$6	$(27)	$1,536
Net income	—	—	—	316	—	316	$316
Other comprehensive income	—	—	—	—	3	3	3
Issuances of stock and other stock transactions	—	25	241	—	—	241	—
Repurchases of stock	(11)	(13)	(150)	(273)	—	(423)	—
Conversion of preferred stock to common stock	74	(74)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	51	—	—	51	—
Stock-based compensation	—	—	68	—	—	68	—
Adjustment to initially apply FIN 48	—	—	—	(1)	—	(1)	—

Balance at October 31, 2007	155	258	$1,767	$48	$(24)	$1,791	$319

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31
	2007	2006
	(in millions)
Cash flows from operations:
Net income	$316	$307
Income from discontinued operations	(33)	(26)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	57	52
Stock-based compensation	68	43
Excess tax benefits from stock-based compensation	(51)	—
Other non-cash items	15	14
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(194)	(28)
Inventory, prepaid expenses and other current assets	(23)	43
Deferred income taxes	(5)	5
Other assets	2	1
Accounts payable and accrued liabilities	52	(35)
Accrued payroll and employee benefits	(2)	73
Dividend payable	—	9
Income taxes payable	27	37
Other long-term liabilities	(6)	(1)

Total cash flows provided by operations	223	494
Cash flows from investing activities:
Expenditures for property, plant and equipment	(42)	(64)
Acquisitions of businesses, net of cash acquired of $29 million in 2007 and $4 million in 2006	(144)	(143)
Payments for businesses acquired in previous years	(1)	(1)
Purchases of marketable securities available-for-sale	—	(4,258)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917
Other	9	11

Total cash flows provided by (used in) investing activities	(178)	1,462
Cash flows from financing activities:
Payments on notes payable and long-term debt	(9)	(19)
Sales of stock through initial public offering	—	1,244
Sales of stock and exercise of stock options	79	57
Repurchases of stock	(270)	(657)
Excess tax benefits from stock-based compensation	51	—
Other	(1)	(2)

Total cash flows provided by (used in) financing activities	(150)	623

Increase (decrease) in cash and cash equivalents from continuing operations	(105)	2,579

Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(3)	35
Cash provided by investing activities of discontinued operations	6	17
Cash used in financing activities of discontinued operations	—	(30)

Increase in cash and cash equivalents from discontinued operations	3	22

Total increase (decrease) in cash and cash equivalents	(102)	2,601

Cash and cash equivalents at beginning of period—continuing operations	1,109	1,001
Cash and cash equivalents at beginning of period—discontinued operations	4	34

Cash and cash equivalents at beginning of period	1,113	1,035

Cash and cash equivalents at end of period—continuing operations	1,011	3,631
Cash and cash equivalents at end of period—discontinued operations	—	5

Cash and cash equivalents at end of period	$1,011	$3,636

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. is a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Governmental civil agencies, state and local government agencies, foreign governments and customers in selected commercial markets.

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $8 million and $17 million on sales to certain unconsolidated affiliates during the three and nine months ended October 31, 2007, respectively. The Company recognized revenues of $4 million and $11 million on sales to certain unconsolidated affiliates during the three and nine months ended October 31, 2006, respectively.

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

In the opinion of management, the financial information as of October 31, 2007 and for the three and nine months ended October 31, 2007 and 2006 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2008, or any future period.

Discontinued Operations

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC in exchange for the acquisition by the Company of certain divisions of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC nor has minority interest ownership by others in any consolidated subsidiary.

The Company applied purchase accounting to the AMSEC LLC divisions that were acquired and recorded the portion of the business retained by the other party as a sale at fair value. The Company recorded a pre-tax gain on sale of $33 million in discontinued operations during the nine months ended October 31, 2007. The parties have a mutual indemnification arrangement for pre-transaction events.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company previously completed the sale of ANX, a majority-owned subsidiary, on October 27, 2006.

The condensed consolidated financial statements for all periods presented reflect ANX and the divisions of AMSEC LLC retained by the other party as discontinued operations. The balance sheet as of January 31, 2007 has been retrospectively adjusted to separately present the assets and liabilities of the discontinued operations. The operating results of these discontinued operations prior to disposition (October 27, 2006 for ANX and July 13, 2007 for AMSEC LLC) for the periods indicated were as follows:

	Nine Months Ended October 31
	2007	2006
	(in millions)
Revenues	$106	$189
Costs and expenses:
Cost of revenues	96	161
Selling, general and administrative expenses	4	11
Interest income	—	1

Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$18

Supplementary Cash Flow Information

The non-cash investing and financing activities for the periods noted were as follows:

	Nine Months Ended October 31
	2007	2006
	(in millions)
Accrual of special dividend	$—	$2,443

Stock exchanged upon exercise of stock options	$154	$103

Stock issued for settlement of accrued employee benefits	$4	$54

Fair value of assets acquired in acquisitions	$207	$170
Cash paid in acquisitions, net of cash acquired	(144)	(143)
Accrued acquisition payments	—	(4)

Liabilities assumed in acquisitions	$63	$23

The following non-cash investing and financing activities were associated with the AMSEC LLC reorganization transaction during the nine months ended October 31, 2007 (in millions):

Fair value of assets received	$49

Assets divested, excluding cash	93
Liabilities divested, including minority interest	86
Note receivable exchanged for accounts receivable	16

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company adopted FIN 48 on February 1, 2007. In connection with the implementation of FIN 48, the Company increased the liability associated with its uncertain tax positions by $1 million through an adjustment to retained earnings. At February 1, 2007, the Company’s liability for uncertain tax positions resulting from unrecognized tax benefits was $44 million. As of October 31, 2007, the liability for uncertain tax positions was $64 million, of which $36 million is classified as income taxes payable and $28 million is classified as other long-term liabilities on the condensed consolidated balance sheet. If all of the Company’s positions as of October 31, 2007 are sustained by the various taxing authorities in favor of the Company, the provision for income taxes from continuing operations would be reduced by $27 million, the provision for income taxes from discontinued operations would be reduced by $32 million and goodwill would be reduced by $5 million. The Company recognizes accrued interest and penalties related to uncertain tax positions in its provision for income taxes.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS), which is currently auditing fiscal years 2005 and 2006, and other taxing jurisdictions. During the next 12 months, it is reasonably possible that resolution of these reviews by the IRS and other taxing jurisdictions, both domestic and international, could be reached with respect to $36 million of the Company’s unrecognized tax benefits ($26 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and statute closures, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development and foreign tax credits and certain recurring deductions customary for the Company’s industry. The change in the amount of the unrecognized tax benefits, if recognized, is not expected to have a material impact on the income statement or the effective tax rate.

The Company has effectively settled with the IRS and certain states for all fiscal years prior to and including fiscal year 2004. While the Company believes it has adequate accruals for its uncertain tax positions, there is no assurance that the tax authorities will not assert that the Company owes taxes in excess of recorded accruals or that recorded accruals will not be in excess of the final settlement amounts agreed to by the tax authorities.

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

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for the Company with respect to all business combinations for which the acquisition date is after January 31, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for the Company during the fiscal year ending January 31, 2010, and shall be applied prospectively. However, the presentation and disclosure requirements of this statement shall be applied retrospectively for all periods presented. As of October 31, 2007, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending January 31, 2010 and later periods during which the Company had a consolidated subsidiary with a noncontrolling interest.

Note 2—Stockholders’ Equity and Earnings per Share (EPS):

The Company had shares of Class A preferred stock and common stock issued and outstanding as of October 31, 2007 and January 31, 2007. On October 9, 2007, each share of series A-1, A-2, A-3 and A-4 preferred stock was reclassified as one share of Class A preferred stock without any series designation. The only difference among each of the series of preferred stock was the expiration date of the restriction period on the stock’s transferability or conversion into common stock. All applicable restriction periods lapsed prior to the reclassification as Class A preferred stock. Shares of common stock contain the same economic rights as shares of Class A preferred stock. However, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method. Therefore, the two-class method is not shown in the accompanying condensed consolidated financial statements. Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of October 31, 2007 were 11 million shares that were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions)
Basic weighted average shares outstanding	402	336	404	334
Add: Dilutive common share equivalents
Stock options	10	8	11	8
Unvested stock awards and other stock-based awards	2	3	2	3

Diluted weighted average shares outstanding	414	347	417	345

Antidilutive shares excluded (stock options)	6	17	6	17

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and nine months ended October 31, 2007 and 2006.

Note 3—Stock-Based Compensation:

Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions)
Stock-based compensation expense:
Stock options	$6	$6	$19	$17
Vesting stock awards	14	(2)	39	16
Vested stock awards	—	1	—	2
Employee stock purchase plan discount	3	2	10	8

Total stock-based compensation expense	$23	$7	$68	$43

In connection with the Company’s October 2006 reorganization merger, which constituted a modification in connection with an equity restructuring, the Company recorded a cumulative effect adjustment during the three months ended October 31, 2006, which reduced stock-based compensation by $12 million, to apply a forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on certain of those awards granted to special retirement eligible persons as required SFAS No. 123(R), “Share-Based Payment.” For vesting stock granted prior to September 1, 2005, the Company had accounted for the effects of forfeitures of vesting stock as the forfeitures occurred, as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, until the completion of the initial public offering and reorganization merger.

The Company recognized excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to its reorganization merger as cash inflows from financing activities as required by SFAS No. 123(R) “Share-Based Payment.” Excess tax benefits realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as required by SFAS No. 95 “Statement of Cash Flows.”

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock Options. All of the options granted during the nine months ended October 31, 2007 and 2006 were granted with vesting periods of four years and expire five years after the date of grant. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Nine Months Ended October 31
	2007	2006
Expected term (in years)	3.9	3.9
Expected volatility	26.9%	33.4%
Risk-free interest rate	4.6%	4.7%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2007 and 2006 using the Black-Scholes valuation model was $5.01 and $4.81, respectively. The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2006 was adjusted to give effect to a special dividend paid in November 2006.

Stock option activity for the nine months ended October 31, 2007 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2007	73.3	$12.23	2.3	$463
Options granted	5.8	17.64
Options forfeited or expired	(4.9)	12.96
Options exercised	(17.0)	10.64		131

Outstanding at October 31, 2007	57.2	13.19	2.3	373

Stock Awards. Vesting stock award activity for the nine months ended October 31, 2007 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2007	7.7
Awards granted	5.6	$17.74
Awards forfeited	(0.8)	18.75
Awards vested	(2.0)	17.70

Unvested at October 31, 2007	10.5

The aggregate fair value of vesting stock awards that vested during the nine months ended October 31, 2007 was $36 million.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4—Acquisitions:

During the nine months ended October 31, 2007, the Company completed two acquisitions, one in the Government segment and one in the Commercial segment which individually and in the aggregate were not considered material business combinations, for an aggregate purchase price of $173 million, paid in cash. One acquired business is an engineering and life-cycle technology company with specific competencies in energy services. The other acquired business is an India-based provider of hydrocarbon exploration product development services and technology consulting in the science and engineering sector. The preliminary purchase price allocations related to these acquisitions resulted in identifiable intangible assets amortizable over a weighted average life of seven years of $27 million ($24 million assigned to the Government segment and $3 million assigned to the Commercial segment) and goodwill of $121 million ($107 million assigned to the Government segment and $14 million to the Commercial segment). A portion of the goodwill is tax deductible. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received.

During the nine months ended October 31, 2007, the Company also completed the AMSEC LLC reorganization transaction as discussed in Note 1. The Company recorded intangible assets of $7 million and non-deductible goodwill of $20 million in the Government segment related to the former AMSEC LLC divisions acquired in the reorganization.

During the nine months ended October 31, 2007, the Company recorded adjustments to goodwill of $18 million, including $11 million reclassified from intangible assets to goodwill, as a result of the finalization of the valuation of certain intangible assets acquired during the year ended January 31, 2007.

Note 5—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations, consisted of the following:

	October 31, 2007			January 31, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$107	$36	$71	$75	$30	$45
Non-compete agreements	4	4	—	12	7	5
Software and technology	54	20	34	63	12	51
Other	3	1	2	6	4	2

Total amortizable intangible assets	168	61	107	156	53	103
Non-amortizable intangible assets:
Tradenames	4	—	4	6	—	6

Total intangible assets	$172	$61	$111	$162	$53	$109

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Amortization expense related to amortizable intangible assets was $8 million and $20 million for the three and nine months ended October 31, 2007, respectively, and $7 million and $19 million for the three and nine months ended October 31, 2006, respectively.

The estimated annual amortization expense related to amortizable intangible assets as of October 31, 2007 is as follows (in millions):

Fiscal Year Ending January 31,
2008 (remainder of the fiscal year)	$7
2009	28
2010	22
2011	16
2012	10
Thereafter	24

$107

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. There were no goodwill or intangible asset impairment losses during the three and nine months ended October 31, 2007 and 2006, respectively.

Note 6—Accumulated Other Comprehensive Loss and Other Comprehensive Income:

Other comprehensive income consisted of the following:

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions)
Net income	$105	$98	$316	$307
Other comprehensive income (loss), net of tax:
Minimum pension liability adjustments	(1)	—	(2)	(1)
Foreign currency translation adjustments	1	1	4	1
Unrealized loss on derivative instruments	—	1	1	2

Total comprehensive income	$105	$100	$319	$309

The components of accumulated other comprehensive loss were as follows:

	October 31, 2007	January 31, 2007
	(in millions)
Unrealized net loss on derivative instruments	$(8)	$(9)
Net loss on defined benefit pension plan	(21)	(19)
Foreign currency translation adjustments	5	1

	$(24)	$(27)

Of the unrealized net loss on derivative instruments as of October 31, 2007, $2 million is expected to be recognized as expense within the next 12 months.

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7—Business Segment Information:

The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and reclassified for consistency with the current year’s presentation:

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions)
Revenues:
Government	$2,218	$1,936	$6,168	$5,537
Commercial	147	145	430	435

Total revenues	$2,365	$2,081	$6,598	$5,972

Operating income (loss):
Government	$178	$141	$478	$418
Commercial	17	11	36	42
Corporate and Other	(9)	(11)	(19)	(30)

Total operating income	$186	$141	$495	$430

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

Note 8—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. On September 27, 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the remaining issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions is scheduled for June 2008 in London. Pursuant to the definitive stock purchase agreement

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. The Company received $4 million during the three months ended October 31, 2007 related to the $9 million collected by Telcordia.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this dispute.

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

•

reduction of the advance payment and performance bonds maintained by the Company in favor of the Customer by at least $123 million which represents the value of the 20 subsystems required to be accepted within 70 days of the execution of the modification

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In connection with the acceptance of 20 of the 29 subsystems referred to above, the Greek contract modification provides a framework for the parties to determine the price reduction for omissions and deviations relating to those subsystems. An agreement of the parties limits the total price reduction for these subsystems to a maximum of $11 million. On September 11, 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

Performance of Modified Contract. Subsequent to the modification of the Greek contract on March 29, 2007, the following developments have occurred:

•

18 of the 20 subsystems to have been accepted within 70 days of March 29, 2007 have been fully and finally accepted by the Customer. A subcontractor, in consultation with the Company and the Customer, has chosen to remediate omissions and deviations in the remaining two subsystems it delivered, in an effort to minimize or eliminate the price reduction associated with them. The contract authorizes such remediation as long as it is completed before the System acceptance testing to be conducted in fiscal 2009.

•	The Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of the Company submitting its invoices.

•

The initial price reduction assessed by the Customer for omissions and deviations on the 18 subsystems accepted to date totaled $13 million, which is $2 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. On November 9, 2007, the Customer offered to resolve the omissions and deviations on these 18 subsystems for a total price reduction of $6 million, and discussions of this offer are ongoing.

•	The Customer has reduced the advance payment, performance and offset bonds requirement by $152 million.

•	The Company and its subcontractors are performing work under the terms of the modified Greek contract and modified subcontracts, including the requirement to deliver a modified CDSS.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $123 million of losses under the Greek contract as of October 31, 2007. No profits or losses were recorded during the three and nine months ended October 31, 2007. The Company recorded no profit or losses during the three months ended October 31, 2006 and $2 million of losses relating to foreign currency translation during the nine months ended October 31, 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, and changes in the political representatives from the Greek government involved with the project. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

maintenance payments are received from the Customer. The Company recognized $2 million and $24 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the three and nine months ended October 31, 2007, respectively, primarily related to the receipt of payments from the Customer for services previously rendered.

The Company has $14 million of accounts receivable (classified as other assets) relating to Value Added Taxes (VAT) that it has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to the Company all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. As of October 31, 2007, there were $109 million in advance payment and performance standby letters of credit and $7 million in offset bonds outstanding. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $127 million of bonds provided by its subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

During the nine months ended October 31, 2007, the Company recorded $8 million in costs associated with actions taken to remediate data security lapses on several customer contracts, none of which were recorded during the three months ended October 31, 2007. As part of the remediation effort, the Company commenced a review of its technology assets to evaluate any other areas of potential information security risk.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. During the three months ended October 31, 2007, the Company received an initial notice of proposed excise tax assessment in the amount of $27 million from a state government. The Company believes it has satisfied the state statutory requirements for an excise tax exemption for the substantial majority of the work performed in the state

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and has recorded a liability for the minor portion of this work that may not satisfy these requirements. Accordingly, the Company is contesting this initial proposed assessment with the state taxing authorities. The Company does not believe that the outcome of this or any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or its ability to conduct business.

Note 9—Supplemental Guarantor Information:

In October 2006, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of its 100%-owned subsidiary, Science Applications International Corporation (Subsidiary Issuer), under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, $100 million 6.75% notes and certain letter of credit agreements.

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

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,365	$—	$2,365
Costs and expenses:
Cost of revenues	—	2,027	—	2,027
Selling, general and administrative expenses	—	152	—	152

Operating income	—	186	—	186
Non-operating income (expense):
Interest income	22	14	(22)	14
Interest expense	—	(44)	22	(22)
Equity in net income of consolidated subsidiaries	91	—	(91)	—

Income from continuing operations before income taxes	113	156	(91)	178
Provision for income taxes	8	61	—	69

Income from continuing operations	105	95	(91)	109
Discontinued operations:
Loss from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	(3)	—	(3)
Provision for income taxes	—	1	—	1

Loss from discontinued operations	—	(4)	—	(4)

Net income	$105	$91	$(91)	$105

	Nine Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$6,598	$—	$6,598
Costs and expenses:
Cost of revenues	—	5,683	—	5,683
Selling, general and administrative expenses	—	420	—	420

Operating income	—	495	—	495
Non-operating income (expense):
Interest income	53	39	(50)	42
Interest expense	—	(117)	50	(67)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	282	—	(282)	—

Income from continuing operations before income taxes	335	410	(282)	463
Provision for income taxes	19	161	—	180

Income from continuing operations	316	249	(282)	283
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	47	—	47
Minority interest in income of consolidated subsidiaries	—	2	—	2
Provision for income taxes	—	12	—	12

Income from discontinued operations	—	33	—	33

Net income	$316	$282	$(282)	$316

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,081	$—	$2,081
Costs and expenses:
Cost of revenues	—	1,807	—	1,807
Selling, general and administrative expenses	—	133	—	133

Operating income	—	141	—	141
Non-operating income (expense):
Interest income	2	33	—	35
Interest expense	—	(22)	—	(22)
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Other expense, net	—	1	—	1
Equity in net income of consolidated subsidiaries	26	—	(26)	—

Income from continuing operations before income taxes	28	152	(26)	154
Provision for income taxes	1	63	—	64

Income from continuing operations	27	89	(26)	90
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	25	—	25
Minority interest in income of consolidated subsidiaries	—	3	—	3
Provision for income taxes	—	14	—	14

Income from discontinued operations	—	8	—	8

Net income	$27	$97	$(26)	$98

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Nine Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$5,972	$—	$5,972
Costs and expenses:
Cost of revenues	—	5,154	—	5,154
Selling, general and administrative expenses	—	388	—	388

Operating income	—	430	—	430
Non-operating income (expense):
Interest income	2	95	—	97
Interest expense	—	(68)	—	(68)
Minority interest in income of consolidated subsidiaries	—	(4)	—	(4)
Other expense, net	—	4	—	4
Equity in net income of consolidated subsidiaries	26	—	(26)	—

Income from continuing operations before income taxes	28	457	(26)	459
Provision for income taxes	1	177	—	178

Income from continuing operations	27	280	(26)	281
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	36	—	36
Minority interest in income of consolidated subsidiaries	—	7	—	7
Provision for income taxes	—	3	—	3

Income from discontinued operations	—	26	—	26

Net income	$27	$306	$(26)	$307

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,011	$—	$1,011
Receivables, net	—	1,844	—	1,844
Inventory, prepaid expenses and other current assets	—	217	—	217

Total current assets	—	3,072	—	3,072
Property, plant and equipment, net	—	402	—	402
Intangible assets, net	—	111	—	111
Goodwill	—	1,081	—	1,081
Deferred income taxes	—	63	—	63
Other assets	1,160	101	(1,160)	101
Investment in consolidated subsidiaries	655	—	(655)	—

	$1,815	$4,830	$(1,815)	$4,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,108	$—	$1,108
Accrued payroll and employee benefits	—	506	—	506
Income taxes payable	—	32	—	32
Notes payable and long-term debt, current portion	—	139	—	139

Total current liabilities	—	1,785	—	1,785
Notes payable and long-term debt, net of current portion	—	1,099	—	1,099
Other long-term liabilities	—	1,315	(1,160)	155
Total stockholders’ equity	1,815	631	(655)	1,791

	$1,815	$4,830	$(1,815)	$4,830

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

SAIC, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$48	$175	$—	$223
Cash flows used in investing activities	—	(178)	—	(178)
Cash flows provided by (used in) financing activities	(970)	820	—	(150)

Increase (decrease) in cash and cash equivalents from continuing operations	(922)	817	—	(105)

Cash flows provided by discontinued operations:	—	3	—	3

Total increase (decrease) in cash and cash equivalents	(922)	820	—	(102)

Cash and cash equivalents at beginning of period—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4	—	4

Cash and cash equivalents at beginning of period	922	191	—	1,113

Cash and cash equivalents at end of period	$—	$1,011	$—	$1,011

	Nine Months Ended October 31, 2006
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$—	$494	$—	$494
Cash flows provided by investing activities	—	1,462	—	1,462
Cash flows provided by (used in) financing activities	1,184	(561)	—	623

Increase in cash and cash equivalents from continuing operations	1,184	1,395	—	2,579

Cash flows provided by discontinued operations:	—	22	—	22

Total increase in cash and cash equivalents	1,184	1,417	—	2,601

Cash and cash equivalents at beginning of period—continuing operations	—	1,001	—	1,001
Cash and cash equivalents at beginning of period—discontinued operations	—	34	—	34

Cash and cash equivalents at beginning of period	—	1,035	—	1,035

Cash and cash equivalents at end of period—continuing operations	1,184	2,447	—	3,631
Cash and cash equivalents at end of period—discontinued operations	—	5	—	5

Cash and cash equivalents at end of period	$1,184	$2,452	$—	$3,636

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

Overview

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and 100%-owned subsidiaries, including Science Applications International Corporation.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in selected commercial markets.

Key financial highlights and events during the three months ended October 31, 2007 include:

•

Consolidated revenues for the three months ended October 31, 2007 increased 14% over the same period in the prior year. This reflects internal, or non-acquisition related, growth of 8% and acquisition-related growth of 6%. Internal revenue growth for the three months ended October 31, 2007 was favorably impacted by increased activity on a number of new and continuing programs in our intelligence business area, growth in our defense solutions business area and increased sales of border, port and mobile security equipment. From a segment perspective, Government revenues increased 15% and Commercial revenues increased 1% for the three months ended October 31, 2007 compared to the same period of the prior year.

•

Operating income for the three months ended October 31, 2007 increased 32% compared to the same period in the prior year, primarily due to reductions in costs associated with management infrastructure, improved fee rates on several large programs, better contract labor utilization and increases in sales of more profitable border, port and mobile security equipment.

•

Income from continuing operations increased $19 million for the three months ended October 31, 2007 reflecting an increase in operating income offset by a decrease in interest income of $21 million. Interest income decreased due to declines in average cash and marketable securities balances mainly due to the payment of a $2.45 billion special dividend in November 2006.

SAIC, INC.

•

Cash and cash equivalents decreased $98 million during the nine months ended October 31, 2007, primarily reflecting cash provided by operations of $223 million offset by cash used to acquire two businesses of $144 million and cash used in support of financing activities of $150 million, largely consisting of repurchases of our stock.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.9 billion during the three months ended October 31, 2007. Our total backlog as of October 31, 2007 was $15.8 billion, a $1.7 billion increase from July 31, 2007. This increase in backlog at October 31, 2007 reflects improved funding and award activity across all business areas and the addition of $234 million associated with the acquisition of two businesses during the three months ended October 31, 2007.

•

We completed two business acquisitions for an aggregate purchase price of $173 million (paid in cash) during the three months ended October 31, 2007. One acquired business is an engineering and life-cycle technology company with specific competencies in energy services. The other acquired business is an India-based provider of hydrocarbon exploration product development services and technology consulting in the science and engineering sector. We recorded goodwill and intangible assets related to these acquisitions of $148 million.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Net Income and Earnings per Share” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in selected industry markets, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of information technology (IT) systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation. Our Commercial clients often benefit from leveraging our broader governmental experiences, such as geographic information systems, security, and systems engineering.

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not allocable to our Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third-parties for the purpose of generating revenues.

Reclassifications

Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

SAIC, INC.

Key Financial Metrics

Bookings and Backlog. We recorded net bookings worth an estimated $3.9 billion and $7.3 billion during the three and nine months ended October 31, 2007, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from receipt of funded and unfunded contract awards during the period net of any adjustments to previously reported backlog amounts. We calculate bookings as the current period ending backlog plus the current period revenues less prior period ending backlog and less backlog obtained in acquisitions.

Total consolidated backlog consists of funded and negotiated unfunded backlog. Government segment funded backlog primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Government segment funded backlog does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple years, under which we are obligated to perform, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) firm orders for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under multi-award and single-award indefinite-delivery / indefinite-quantity, government-wide acquisition contract, General Services Administration Schedule, or other master agreement contract vehicles.

The estimated value of our total consolidated backlog as of the dates noted is as follows:

	October 31, 2007	January 31, 2007
	(in millions)
Government segment:
Funded backlog	$4,698	$3,902
Negotiated unfunded backlog	10,238	10,185

Total backlog	$14,936	$14,087

Commercial segment:
Funded backlog	$705	$723
Negotiated unfunded backlog	183	101

Total backlog	$888	$824

Total consolidated:
Funded backlog	$5,403	$4,625
Negotiated unfunded backlog	10,421	10,286

Total backlog	$15,824	$14,911

The $0.9 billion increase in total backlog as of October 31, 2007 compared to January 31, 2007 reflects improved funding and award activity across all business areas and the addition of $234 million associated with two business acquisitions during the three months ended October 31, 2007. Total backlog may fluctuate significantly from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts in the

SAIC, INC.

Commercial segment include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees for work performed.

Contract Types. We generate revenues under several types of contracts. Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates plus reimbursement of other direct costs. Fixed-price-level-of-effort contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time. Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. If actual costs vary from the FFP planned costs, we generate more or less than the planned amount of profit and may even incur a loss.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Nine Months Ended October 31
	2007	2006
Cost-reimbursement	48%	47%
T&M and fixed-price-level-of-effort	35	36
FFP	17	17

Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, and, in certain cases, can have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Labor-related revenues	$1,445	10%	$1,312	$4,111	7%	$3,847
As a percentage of revenues	61%		63%	62%		64%
M&S revenues	920	20	769	2,487	17	2,125
As a percentage of revenues	39%		37%	38%		36%

The increase in labor-related revenues for the three and nine months ended October 31, 2007 as compared to the same periods in the prior year is primarily due to increases in labor rates, the number of direct labor personnel and in direct labor utilization.

The increase in M&S revenues during the three and nine months ended October 31, 2007 as compared to the same periods in the prior year is primarily due to increased activities on several large M&S programs, work with our North Atlantic Treaty Organization and Space and Naval Surface Warfare Center customers, increased sales of materials to our Defense Information Systems Agency customer and increased sales of border, port and mobile security equipment.

SAIC, INC.

Results of Operations

The following table summarizes our consolidated results of operations for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)			(dollars in millions)
Revenues	$2,365	14%	$2,081	$6,598	10%	$5,972
Cost of revenues	2,027	12	1,807	5,683	10	5,154
Selling, general and administrative expenses	152	14	133	420	8	388
Operating income	186	32	141	495	15	430
As a percentage of revenues	7.9%		6.8%	7.5%		7.2%
Non-operating income (expense), net	(8)		13	(32)		29
Provision for income taxes	69	8	64	180	1	178
Income from continuing operations	109	21	90	283	1	281
Income (loss) from discontinued operations, net of tax	(4)		8	33		26

Net income	$105	7	$98	$316	3	$307

Revenues. Our consolidated revenues increased 14% and 10% during the three and nine months ended October 31, 2007, respectively, compared to the same periods of the prior year primarily due to growth in revenues from our U.S. Government customers as well as growth through the acquisition of businesses. Internal, or non-acquisition, related growth was 8% and 6% during the three and nine months ended October 31, 2007, respectively. We calculate internal revenue growth by comparing our current period reported revenue to the prior period revenue adjusted to include the revenue of acquired businesses for the comparable prior period. Revenue growth related to acquisition of businesses was 6% and 4% for the three and nine months ended October 31, 2007, respectively.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government revenues	$2,218	15%	$1,936	$6,168	11%	$5,537
As a percentage of total revenues	94%		93%	93%		93%
Commercial revenues	147	1	145	430	(1)	435
As a percentage of total revenues	6%		7%	7%		7%

Total revenues	$2,365	14	$2,081	$6,598	10	$5,972

Government revenues grew $282 million and $631 million for the three and nine months ended October 31, 2007, respectively, compared to the same periods in the prior year. Internal revenue growth was 9% and 7% for the three and nine months ended October 31, 2007, respectively. Internal revenue growth in the Government segment for the three and nine months ended October 31, 2007 was attributed to growth in a number of our business areas, most notably our intelligence, defense solutions and homeland security business areas. Our intelligence business area had increased activity on a number of new and continuing programs, including certain

SAIC, INC.

operational intelligence programs. Our defense solutions business area experienced growth during the three months ended October 31, 2007 in Command, Control and Communication programs with our Navy and Marine Corps customers, as well as increased sales of materials to our Defense Information Systems Agency customer. Increases in revenues in our homeland security business area were driven by increased sales of border, port and mobile security equipment. Partially offsetting this internal revenue growth in the Government segment for the nine months ended October 31, 2007 were reductions in revenues on certain prime vendor logistics contracts due to a delay in funding. Revenue growth related to acquisitions of businesses in the Government segment was 6% and 4% for the three and nine months ended October 31, 2007, respectively.

Commercial revenues increased by $2 million during the three months ended October 31, 2007 as compared to the same period of the prior year primarily due to the acquisition of a new business in India. Commercial revenues decreased by $5 million for the nine months ended October 31, 2007 as compared to the same period in the prior year primarily due to the completion of a product support contract at the end of fiscal 2007 in our security products business area and reductions in IT outsourcing revenues in our U.K. subsidiary offset by revenue growth related to the acquisition in India.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government cost of revenues	$1,927	13%	$1,702	$5,380	11%	$4,844
As a percentage of related revenues	86.9%		87.9%	87.2%		87.5%
Commercial cost of revenues	107	(3)	110	320	(1)	323
As a percentage of related revenues	72.8%		75.9%	74.4%		74.3%
Corporate and Other cost of revenues	(7)		(5)	(17)		(13)

Total cost of revenues	$2,027	12	$1,807	$5,683	10	$5,154

As a percentage of revenues	85.7%		86.8%	86.1%		86.3%

Government cost of revenues decreased as a percentage of revenues for the three months ended October 31, 2007 primarily due to our increased focus on the management of indirect rate performance to improve profitability. Indirect rate overruns expensed to cost of revenues when incurred declined by $10 million during the three months ended October 31, 2007 as compared to same period in the prior year. This improvement was primarily due to continued reductions in costs associated with management infrastructure and increases in our direct labor utilization. The decrease in cost of revenues was also attributable to increased profitability on certain cost reimbursable contracts in the amount of $3 million and $15 million for the three and nine months ended October 31, 2007, respectively, as a result of improved management of prior year indirect rate overruns. Government cost of revenues for the three and nine months ended October 31, 2007 also benefited from increases in contract fee rates, primarily due to a higher volume of sales of more profitable border, port and mobile security equipment.

Commercial cost of revenues decreased as a percentage of revenues for the three months ended October 31, 2007 as compared to the same period of the prior year due to an increase in higher margin IT outsourcing projects. Commercial cost of revenues as a percentage of revenues were relatively unchanged for the nine months ended October 31, 2007 as compared to the same period of the prior year reflecting the improvements in the three months ended October 31, 2007 offset by lower direct labor utilization and higher cost labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower cost resources in our India branch during the first half of fiscal 2008.

SAIC, INC.

Corporate and Other cost of revenues for the three and nine months ended October 31, 2007 and 2006 represents the elimination of intersegment facility charges to our Government and Commercial segments for use of company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in consolidated SG&A expense by type of activity for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
General and administrative	$111	16%	$96	$299	7%	$279
Bid and proposal	27	—	27	86	(1)	87
Internal research and development	14	40	10	35	59	22

Total SG&A expenses	$152	14	$133	$420	8	$388

Total consolidated SG&A increased $19 million and $32 million for the three and nine months ended October 31, 2007, respectively. General and administrative expenses increased $15 million and $20 million during the three and nine months ended October 31, 2007, respectively, as compared to the same periods of the prior year. These increases were primarily due to the acquisition of a new business with a higher general and administrative cost structure during the three months ended October 31, 2007, increased intangible assets amortization, increased business development spending and increased spending associated with our internal enterprise resource planning system implementation project. Internal research and development (IR&D) expenses increased $4 million and $13 million during the three and nine months ended October 31, 2007, respectively, due to increased efforts to develop new products and technologies to support our customers and our long-term growth. Bid and proposal (B&P) expenses remained relatively unchanged during the three and nine months ended October 31, 2007, reflecting increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient, both of which have generally reduced the average cost of responding to a given B&P opportunity. The level of bid and proposal activities fluctuates depending on the timing of bidding opportunities.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government SG&A	$113	22%	$93	$310	13%	$275
As a percentage of related revenues	5.1%		4.8%	5.0%		5.0%
Commercial SG&A	23	(4)	24	74	6	70
As a percentage of related revenues	15.6%		16.6%	17.2%		16.1%
Corporate and Other SG&A	16	—	16	36	(16)	43

Total SG&A expenses	$152	14	$133	$420	8	$388

As a percentage of revenues	6.4%		6.4%	6.4%		6.5%

Consolidated SG&A expenses remained relatively consistent as a percentage of revenues for the three and nine months ended October 31, 2007 as compared to the same periods in the prior year.

SAIC, INC.

Government SG&A expenses increased $20 million and $35 million for the three and nine months ended October 31, 2007, respectively, as compared to the same periods in the prior year, primarily due to the acquisition of a new business with a higher general and administrative cost structure during the three months ended October 31, 2007, increased intangible assets amortization, increased business development spending and increased spending associated with our internal enterprise resource planning system implementation project, including the first phase of implementation which occurred during the three months ended October 31, 2007.

Commercial SG&A expenses decreased $1 million and increased $4 million during the three and nine months ended October 31, 2007, respectively, as compared to the same periods in the prior year. The increase for the nine months ended October 31, 2007 reflects an increase in discretionary overhead investment spending in pursuit of new business opportunities.

Corporate and Other SG&A expenses were unchanged and decreased $7 million during the three and nine months ended October 31, 2007, respectively. The decrease in Corporate and Other SG&A expenses for the nine months ended October 31, 2007, as compared to the same period of the prior year, is primarily due to a reduction in legal expenses.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2007	Percent Change	2006	2007	Percent Change	2006
	(dollars in millions)
Government operating income	$178	26%	$141	$478	14%	$418
As a percentage of related revenues	8.0%		7.3%	7.7%		7.5%
Commercial operating income	17	55	11	36	(14)	42
As a percentage of related revenues	11.6%		7.6%	8.4%		9.7%
Corporate and Other operating loss	(9)		(11)	(19)		(30)

Total operating income	$186	32	$141	$495	15	$430

As a percentage of revenues	7.9%		6.8%	7.5%		7.2%

Total operating income increased $45 million and $65 million during the three and nine months ended October 31, 2007, respectively, as compared to the same periods in the prior year, primarily due to increased profitability in the Government segment and reduced losses in the Corporate and Other segment.

Government operating income increased $37 million and $60 million during the three and nine months ended October 31, 2007, respectively, as compared to the same periods in the prior year. For the three months ended October 31, 2007, Government operating income benefited from continued reductions in costs associated with management infrastructure, increased profitability on many cost reimbursable contracts as a result of improved management of indirect rates, increases in sales of more profitable border, port and mobile security equipment, improved fee rates on several large programs, and better labor utilization efficiencies. These benefits were offset by increases in costs associated with the ongoing internal enterprise resource planning system implementation project, including the first phase of implementation which occurred during the three months ended October 31, 2007, and a continued emphasis on increased spending for IR&D initiatives and discretionary overhead spending mostly for business development activities.

Commercial operating income increased $6 million during the three months ended October 31, 2007, primarily due to improved margins on certain contracts, specifically within our consulting business area. Commercial operating income decreased $6 million during the nine months ended October 31, 2007 due to lower direct labor utilization caused by a planned increase in discretionary overhead investment spending in pursuit of

SAIC, INC.

new business opportunities and lower business volume than anticipated. Operating margins were further impacted during the nine months ended October 31, 2007 by higher cost labor used to support a fixed-price IT outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower cost resources in our India branch during the first half of fiscal 2008.

The decrease in Corporate and Other operating loss for the three and nine months ended October 31, 2007 primarily reflects lower legal expenses, including expenses relating to our dispute on the Greek contract.

Other Income Statement Items

Interest Income. Interest income decreased by $21 million, or 60%, and $55 million, or 57%, for the three and nine months ended October 31, 2007, respectively, compared to the same periods of the prior year due to a decrease in our cash and marketable securities balances resulting primarily from the payment of a $2.45 billion special dividend in November 2006.

Interest Expense. Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for the three and nine months ended October 31, 2007 as compared to the same periods of the prior year, as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances during those periods.

Other Income (Expense), net. The components of other income (expense), net were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
	(in millions)
Realized gains (losses) on investments, including impairment losses	$(2)	$1	$(7)	$1
Equity interest in earnings and impairment losses of unconsolidated affiliates	2	(1)	3	2
Other	—	1	—	1

Total other income (expense), net	$—	$1	$(4)	$4

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 39% for the three and nine months ended October 31, 2007. This compares with 42% and 39% for the three and nine months ended October 31, 2006, respectively. The higher effective tax rate for the three months ended October 31, 2006 was primarily due to a portion of a special dividend related to unvested shares being treated as non-deductible compensation expense for tax purposes.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS), which is currently auditing fiscal years 2005 and 2006, and other taxing jurisdictions. While we believe we have adequate accruals for uncertain tax positions, there is no assurance that the tax authorities will not assert that we owe taxes in excess of recorded accruals or that recorded accruals will not be in excess of the final settlement amounts agreed to by the tax authorities.

Income from Continuing Operations. Income from continuing operations increased $19 million, or 21%, and $2 million, or 1%, for the three and nine months ended October 31, 2007, respectively, as compared to the same periods in the prior year. The increases in income from continuing operations primarily result from increases in

SAIC, INC.

operating income of $45 million and $65 million offset by decreases in interest income of $21 million and $55 million for the three and nine months ended October 31, 2007, respectively.

Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations was unchanged for the three months ended October 31, 2007 as compared to the same period in the prior year reflecting an increase in income from continuing operations of $19 million offset by an increase in the number of weighted average shares outstanding of 67 million. Diluted EPS from continuing operations decreased $0.13 per share, or 16%, for the nine months ended October 31, 2007 as compared to the same period of the prior year primarily due an increase in the number of weighted average shares outstanding of 72 million. The increase in the weighted average shares outstanding for the three and nine months ended October 31, 2007 is primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Discontinued Operations. During the nine months ended October 31, 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for the acquisition by us of certain divisions of AMSEC LLC. We recorded a pre-tax gain on sale of $33 million in discontinued operations on the portion of the business retained by the other party that owned 45% of AMSEC LLC. We recorded a pre-tax gain of $19 million in discontinued operations during the three and nine months ended October 31, 2006 related to the sale of ANX, a majority-owned subsidiary, on October 27, 2006.

The results of operations and the financial position of ANX and the divisions of AMSEC LLC retained by the other party have been reported as discontinued operations for all periods presented. The operating results for these discontinued operations prior to disposition (October 27, 2006 for ANX and July 13, 2007 for AMSEC LLC) for the periods indicated were as follows:

	Nine Months Ended October 31
	2007	2006
	(in millions)
Revenues	$106	$189
Costs and expenses
Cost of revenues	96	161
Selling, general and administrative expenses	4	11
Interest income	—	1

Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$18

The AMSEC LLC reorganization transaction was generally treated as a tax-free liquidation of our interest in AMSEC LLC for income tax purposes.

Net Income and Earnings per Share. Net income increased $7 million and $9 million during the three and nine months ended October 31, 2007, respectively, compared to the same periods of the prior year. This reflects increases in income from continuing operations of $19 million and $2 million for the three and nine months ended October 31, 2007, respectively, offset by a decrease in income from discontinued operations of $12 million for the three months of October 31, 2007 and an increase in income from discontinued operations of $7 million for the nine months ended October 31, 2007. Diluted EPS decreased $0.03 per share, or 11%, and $0.13 per share, or 15%, for the three and nine months ended October 31, 2007, respectively. The decline in EPS for the three and nine months ended October 31, 2007 compared to the same period of the prior year is primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering partially offset by increased net income.

SAIC, INC.

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

Cash Flows

The following table summarizes consolidated cash flow information for the periods noted:

	Nine Months Ended October 31
	2007	2006
	(in millions)
Net cash provided by operations	$223	$494
Net cash provided by (used in) investing activities	(178)	1,462
Net cash provided by (used in) financing activities	(150)	623
Net cash provided by discontinued operations	3	22

Net increase (decrease) in cash and cash equivalents	$(102)	$2,601

Cash Provided by Operations. We generated cash from operations of $223 million for the nine months ended October 31, 2007, compared to $494 million for the nine months ended October 31, 2006. This $271 million decrease in cash provided by operations is primarily a result of an increase in accounts receivable due to increased sales and an increase in the average time to collect receivables during the three months ended October 31, 2007 ($166 million), a greater portion of fiscal 2007 bonuses and retirement plan contributions paid in cash instead of stock in the nine months ended October 31, 2007 ($50 million), and an increase in inventories ($57 million). During the nine months ended October 31, 2007, we recognized $51 million of excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to our reorganization merger as cash inflows from financing activities as required by SFAS No. 123(R) “Share-Based Payment.” Excess tax benefits, including $32 million for the nine months ended October 31, 2006, realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as required by SFAS No. 95 “Statement of Cash Flows.”

Cash Provided by (Used in) Investing Activities. We used $178 million of cash in support of investing activities, including $42 million for purchases of property, plant and equipment and $144 million (net of cash acquired of $29 million) to acquire two businesses, one in the Government segment and one in the Commercial segment, during the nine months ended October 31, 2007. We generated cash flows from investing activities of $1.46 billion during the nine months ended October 31, 2006 primarily due to the liquidation of $1.66 billion of our investments in marketable securities in anticipation of the payment of a special dividend of $2.45 billion in connection with our October 2006 initial public offering. We also used $64 million for purchases of property, plant and equipment and $143 million (net of cash acquired of $4 million) to acquire six businesses in our Government segment during the nine months ended October 31, 2006.

Cash Provided by (Used in) Financing Activities. We used $150 million of cash in support of financing activities during the nine months ended October 31, 2007, including $270 million used to repurchase shares of preferred and common stock, offset by $79 million in proceeds from the sale of stock and exercise of stock options and $51 million in excess tax benefits associated with stock-based compensation. We generated $623 million of cash from financing activities during the nine months ended October 31, 2006, primarily representing $1.30 billion generated through sales of stock and stock option exercises offset by $657 million in repurchases of stock and $19 million used to settle a note payable. Excess tax benefits realized from the exercise of stock

SAIC, INC.

options and the vesting of unvested stock and other stock awards during the nine months ended October 31, 2006 are included as a component of cash flows from operations. Repurchases of our shares reduce the amount of retained earnings and additional paid-in capital in the stockholders’ equity section of our condensed consolidated balance sheets.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements and other market conditions. Through October 31, 2007, we repurchased 13.1 million shares of our common stock under this program, which includes 4.4 million and 10.7 million shares repurchased during the three and nine months ended October 31, 2007, respectively.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that perform services on a specific contract. As of January 31, 2007, the pension plan had an underfunded projected benefit obligation of $24 million, which we expected to fund over the next 13 years. A dispute exists with the customer over the timeframe in which this funding is required under terms of the contract and applicable pension regulations. The resolution of this dispute may result in an acceleration of the funding.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2007	January 31, 2007
	(in millions)
5.5% notes due fiscal 2034	$296	$296
6.25% notes due fiscal 2013	549	549
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	99	96
Other notes payable	46	39

	1,238	1,228
Less current portion	139	29

Total	$1,099	$1,199

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of October 31, 2007. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Credit Facility. Effective July 31, 2007, we extended by one year our revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through June 2012. As of October 31, 2007, $744 million of the revolving

SAIC, INC.

credit facility was available, reduced by $6 million of standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See also “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of October 31, 2007, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. On September 27, 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in a second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the remaining issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions is scheduled for June 2008 in London. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. We received $4 million during the three months ended October 31, 2007 related to the $9 million collected by Telcordia.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this dispute.

SAIC, INC.

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

•

reduction of the advance payment and performance bonds maintained by us in favor of the Customer by at least $123 million which represents the value of the 20 subsystems required to be accepted within 70 days of the execution of the modification

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

In connection with the acceptance of 20 of the 29 subsystems referred to above, the Greek contract modification provides a framework for the parties to determine the price reduction for omissions and deviations relating to those subsystems. An agreement of the parties limits the total price reduction for these subsystems to a maximum of $11 million. On September 11, 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

Performance of Modified Contract. Subsequent to the modification of the Greek contract on March 29, 2007, the following developments have occurred:

•

18 of the 20 subsystems to have been accepted within 70 days of March 29, 2007 have been fully and finally accepted by the Customer. A subcontractor, in consultation with us and the Customer, has chosen to remediate omissions and deviations in the remaining two subsystems it delivered, in an effort to

SAIC, INC.

minimize or eliminate the price reduction associated with them. The contract authorizes such remediation as long as it is completed before the System acceptance testing to be conducted in fiscal 2009.

•	The Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of us submitting our invoices.

•

The initial price reduction assessed by the Customer for omissions and deviations on the 18 subsystems accepted to date totaled $13 million, which is $2 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. On November 9, 2007, the Customer offered to resolve the omissions and deviations on these 18 subsystems for a total price reduction of $6 million, and discussions of this offer are ongoing.

•	The Customer has reduced the advance payment, performance and offset bonds requirement by $152 million.

•	We and our subcontractors are performing work under the terms of the modified Greek contract and modified subcontracts, including the requirement to deliver a modified CDSS.

Financial Status and Contingencies of the Greek Contract. We have recorded $123 million of losses under the Greek contract as of October 31, 2007. No profits or losses were recorded during the three and nine months ended October 31, 2007. We recorded no profit or losses during the three months ended October 31, 2006 and $2 million of losses relating to foreign currency translation during the nine months ended October 31, 2006.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive future payments as required under the modified Greek contract, we may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and it is difficult to reliably estimate the ultimate outcome. Accordingly, we have not adjusted and will not adjust the losses on this contract until such time as we can more precisely estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, we are utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, and changes in the political representatives from the Greek government involved with the project. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. We recognized $2 million and $24 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the three and nine months ended October 31, 2007, respectively, primarily related to the receipt of payments from the Customer for services previously rendered.

We have $14 million of accounts receivable (classified as other assets) relating to Value Added Taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to us all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to maintain certain advance payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. As of October 31, 2007, there were $109 million in advance payment and

SAIC, INC.

performance standby letters of credit and $7 million in offset bonds outstanding. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, we may have the right to call some of the $127 million of bonds provided by its subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

During the nine months ended October 31, 2007, we recorded $8 million in costs associated with actions taken to remediate data security lapses on several customer contracts, none of which were recorded during the three months ended October 31, 2007. As part of the remediation effort, we commenced a review of our technology assets to evaluate any other areas of potential information security risk.

We are subject to periodic audits by state and local governments for taxes other than income taxes. During the three months ended October 31, 2007, we received an initial notice of proposed excise tax assessment in the amount of $27 million from a state government. We believe we have satisfied the state statutory requirements for an excise tax exemption for the substantial majority of the work performed in the state and have recorded a liability for the minor portion of this work that may not satisfy these requirements. Accordingly, we are contesting this initial proposed assessment with the state taxing authorities. We do not believe that the outcome of this or any other such tax matters would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

SAIC, INC.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to the critical accounting policies during the nine months ended October 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three and nine months ended October 31, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk and interest rate risk as of January 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended January 31, 2007.

Item 4. Controls and Procedures.

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

Changes in internal control over financial reporting.

During the three months ended October 31, 2007, we began a phased implementation of a new enterprise resource planning system to be used as our accounting system. The implementation is expected to be completed in multiple phases through the first quarter of fiscal 2010. The transition to the new information system includes

SAIC, INC.

a significant effort in the testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, we will test the results from the system and perform an appropriate level of monitoring of the system’s results. As a result of the implementation of the system, our management will update the system of internal control over the impacted areas.

During the three months ended October 31, 2007, our corporate operations and employees were migrated to the new system. This migration did not materially affect our internal control over financial reporting because of the relatively low level of activity being performed in the new system. There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the fourth quarter of fiscal 2008, it is expected that two of our twenty operating business units will migrate to the new system.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2007 and Quarterly Reports on Form 10-Q for the three months ended April 30, 2007 and July 31, 2007, our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia prevailed in the initial phase of the arbitration with damages to be recovered by Telcordia to be determined in a second phase of the arbitration. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement.

The second phase of the arbitration is underway. The arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions is scheduled for June 2008 in London.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this dispute.

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

We are subject to periodic audits by state and local governments for taxes other than income taxes. During the three months ended October 31, 2007, we received an initial notice of proposed excise tax assessment in the amount of $27 million from a state government. We believe we have satisfied the state statutory requirements for an excise tax exemption for the substantial majority of the work performed in the state and have recorded a liability for the minor portion of this work that may not satisfy these requirements. Accordingly, we are contesting this initial proposed assessment with the state taxing authorities. We do not believe that the outcome of this or any other such tax matters would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

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

The following table presents repurchases of our stock during the quarter ended October 31, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2007—August 31, 2007	3,566,189	$17.19	2,987,500	28,285,439
September 1, 2007—September 30, 2007	2,098,935	$18.36	1,391,500	26,893,939
October 1, 2007—October 31, 2007	967,546	$19.30	—	26,893,939

Total	6,632,670	$17.87	4,379,000

(1)	Includes shares purchased as follows:

	August	September	October
Under publicly announced plans or programs	2,987,500	1,391,500	—
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	535,666	681,140	808,902
In privately negotiated transactions	43,023	26,295	158,644

Total	3,566,189	2,098,935	967,546

(2)	Does not include newly issued shares acquired by us in connection with employee exercise of non-qualified stock options to satisfy employees’ statutory tax withholding obligations related to the options.

(3)	Stock repurchase program was publicly announced on December 12, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

SAIC, INC.

Item 5. Other Information.

On December 7, 2007, the board of directors amended and restated our bylaws. Section 3.05 of the bylaws was amended to conform to Article SEVENTH of our restated certificate of incorporation providing that any director or the entire board of directors may be removed with or without cause by the holders of the two-thirds of the total voting power of all outstanding shares then entitled to vote at an election of directors. Section 3.07 previously provided that removal could only be for cause.

Item 6. Exhibits.

3.1	Certificate of Amendment to the Restated Certificate of Incorporation (as filed with the Delaware Secretary of State on October 9, 2007)

3.2	Restated Certificate of Incorporation of Registrant (as filed with the Delaware Secretary of State on December 10, 2007)

3.3	Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIC, Inc.
Date: December 10, 2007	/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment to the Restated Certificate of Incorporation (as filed with the Delaware Secretary of State on October 9, 2007)

3.2	Restated Certificate of Incorporation of Registrant (as filed with the Delaware Secretary of State on December 10, 2007)

3.3	Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002