Form 10-K
period 2008-01-31
SAIC, Inc.
filed 2008-03-28
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33072

SAIC, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3562868
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

10260 Campus Point Drive, San Diego, California	92121
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code:

(858) 826-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Class A Preferred Stock, Par Value $.0001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $2,030,266,611. The registrant’s Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A preferred stock is convertible into one share of the registrant’s common stock.

As of March 7, 2008, the registrant had 182,596,258 shares of common stock, $.0001 par value per share, issued and outstanding, and 230,028,280 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SAIC, Inc.

Form 10-K

PART I

Item 1. Business

The Company

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

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customer, the contractual requirements and the regulatory environment governing the business units’ services. The Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not allocable to our Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third-parties for the purpose of generating revenues. For additional information regarding our reportable segments and geographic areas, see Note 16 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

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

•

Homeland Security. We develop technical solutions and provide systems integration, products, and mission-critical support services to help federal, state, local and foreign governments and private-sector customers protect the United States and allied homelands.

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

Revenues from our Government segment accounted for 94%, 93% and 93% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively. Within the Government segment, a significant portion of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor. Some revenues in the Government segment are derived from certain non-government customers for whom we are required to comply with government acquisition and cost allocation regulations.

Commercial Segment

Our Commercial segment primarily targets commercial customers worldwide in selected industry markets, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of information technology (IT) systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation services. Our Commercial segment customers often benefit from leveraging our broader governmental experiences, such as geographic information systems, security, and systems engineering. Revenues from our Commercial segment accounted for 6%, 7% and 7% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.

SAIC, Inc. Annual Report  1

PART I

Acquisitions

The acquisition of businesses is part of our growth strategy and we expect that a portion of our growth will come from recent and future acquisitions. During the last five fiscal years, we completed 28 acquisitions, including the following:

•	In fiscal 2008, we acquired The Benham Companies LLC, a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities construction.

•

In fiscal 2007, we acquired Applied Marine Technology, Inc., a provider of training, systems engineering and integration, information systems and communications, and rapid prototyping of technical solutions and products focused on support to intelligence and special warfare operations.

•

In fiscal 2006, we acquired Geo-Centers, Inc. and its subsidiary, EAI Corporation, an engineering and professional services firm, providing research and development for chemical and biological detection, infrastructure assessment and protection, life science research, rapid response equipment and support, and sensor systems and integration.

•	In fiscal 2005, we acquired ProcureNet Holdings, Inc., a provider of electronic procurement, logistics and supply chain management services for the DoD and other federal customers.

•

In fiscal 2004, we acquired Eagan, McAllister Associates, Inc., a provider of IT services focused on aviation and command, control, communications, computers, and intelligence programs supporting the U.S. Navy, Marine Corps, Army, and Special Operations Command and Computer Systems Technology, Inc., a provider of IT, engineering, programmatic, and logistics services to government customers in the United States.

Discontinued Operations

During the last five fiscal years, we completed the following three divestitures:

•

In fiscal 2008, we completed a reorganization transaction involving our 55% interest in AMSEC LLC, a consolidated majority-owned subsidiary, resulting in the disposition of our 55% interest in AMSEC LLC in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC.

•	In fiscal 2007, we completed the sale of our majority-owned subsidiary, ANXeBusiness Corp. (ANX).

•	In fiscal 2006, we completed the sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia).

The operations of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction), ANX and Telcordia are classified as discontinued operations in the consolidated statements of income and cash flows and the notes to consolidated financial statements. The results of operations of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction) had been previously reported in the Government segment. ANX’s results of operations had been previously reported in the Commercial segment. Telcordia’s results of operations had been previously reported in a separate reportable segment which was eliminated upon the sale of Telcordia.

Contracts

We generate revenues under the following types of contracts:

•	Cost-reimbursement contracts which provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee.

•	Time-and-materials (T&M) contracts which typically provide for negotiated fixed hourly rates plus reimbursement of other direct costs.

•	Fixed-price-level-of-effort contracts which are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time.

•

Firm-fixed-price (FFP) contracts which provide for a fixed price for specified products, systems and/or services. If actual costs vary from planned costs on a FFP contract, we generate more or less than the planned amount of profit and may even incur a loss.

Contract Procurement

The U.S. Government technology services procurement environment has evolved due to statutory and regulatory procurement reform initiatives. U.S. Government agencies traditionally have procured technology services and solutions through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to U.S. Government customers for services procurement has increased substantially. The three predominant contracting methods through which U.S. Government agencies procure technology services are as follows:

•

Single Award Contracts. U.S. Government agencies have procured services and solutions through single award contracts which specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete.

2  SAIC, Inc. Annual Report

PART I

•

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs.

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. Single-award and multi-award IDIQ contracts are contract forms used to obtain commitments from contractors to provide certain products or services on pre-established terms and conditions. Under IDIQ contracts, the U.S. Government issues task orders for specific products or services it needs and the contractor supplies products or services in accordance with the previously agreed-upon terms in the overall IDIQ contract. While the process to award the initial IDIQ contract may be similar in time and complexity as with single award contracts, the competitive process to obtain task orders is limited to the pre-selected contractor(s) which can compress the process and time required to award task orders. If the IDIQ contract has a single prime contractor, the award of task orders is limited to that party. If the contract has multiple prime contractors, the award of the task order is competitively determined. Multiple-contractor IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts, or GWACs. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors.

Backlog

Backlog represents the amount of work under negotiated contracts which has not yet been performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Government segment funded backlog primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Government segment funded backlog does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts under which we are obligated to perform, which may cover multiple future years, less revenues previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

The estimated value of our total consolidated backlog as of the end of the last two fiscal years was as follows:

	January 31
	2008	2007
	(in millions)
Government segment:
Funded backlog	$4,331	$3,902
Negotiated unfunded backlog	9,763	10,185
Total backlog	$14,094	$14,087
Commercial segment:
Funded backlog	$749	$723
Negotiated unfunded backlog	196	101
Total backlog	$945	$824
Total consolidated:
Funded backlog	$5,080	$4,625
Negotiated unfunded backlog	9,959	10,286
Total backlog	$15,039	$14,911

Total backlog may fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

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

SAIC, Inc. Annual Report  3

PART I

Key Customers

We generated 87%, 88% and 88% of our total consolidated revenues from contracts with the U.S. Government (including all branches of the U.S. military) in fiscal 2008, 2007 and 2006, respectively. Within the U.S. Government, we generated 10% or more of our consolidated revenues during the last three fiscal years from one or more of the U.S. Army, U.S. Navy and U.S. Air Force. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level or with the subsidiary agencies of these customers.

The percentage of total consolidated revenues attributable to these customers for the last three fiscal years was as follows:

	Year Ended January 31
	2008	2007	2006
U.S. Army	21%	18%	16%
U.S. Navy	12	12	12
U.S. Air Force	8	9	10

Competition

Competition for U.S. Government contracts is intense. We compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently team with other companies to compete for large contracts, and bid against these team members in other situations. Because of the current industry trend toward consolidation, we expect changes in the competitive landscape. We believe that our principal competitors include the following companies:

•

contractors focused principally on U.S. Government IT and other technical services, such as CACI International Inc., ManTech International Corporation, SRA International, Inc., MTC Technologies, Inc. and SI International, Inc.

•

the engineering and technical services divisions of large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, including such companies as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems, L-3 Communications and Raytheon Company.

•

diversified commercial and U.S. Government IT providers, such as Accenture Ltd, BearingPoint, Inc., Booz Allen Hamilton Inc., Computer Sciences Corporation, Electronic Data Systems Corporation, International Business Machines Corporation and Unisys Corporation.

We compete on factors including, among others, our technical expertise, our ability to deliver cost-effective solutions in a timely manner, our reputation and standing with customers, pricing and the size and scale of our company.

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodology and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

We actively pursue opportunities to license our technologies to third parties and enforce our patent rights. We also evaluate potential spin-offs or other transfers of our technologies.

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

Research and Development

We conduct research and development activities under customer-funded contracts and with internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2008, 2007 and 2006, we spent $49 million, $34 million and $27 million, respectively, on IR&D, which was included in selling, general and administrative expenses.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to

4  SAIC, Inc. Annual Report

PART I

avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process, as well as a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we have from time to time experienced higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the DoD, National Aeronautics and Space Administration, intelligence agencies and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Among other things, these laws and regulations:

•	require certification and disclosure of all cost or pricing data in connection with various contract negotiations

•	impose acquisition regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data

In order to help ensure compliance with these laws and regulations, all of our employees are required to complete ethics trainings and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

Environmental Matters

Our operations, including the environmental consulting, logistics services and investigative services we provide to third parties, and our ownership or operation of real property are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Failure to comply with these laws could result in civil or criminal sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to contamination for which we are otherwise liable or relating to exposure to or the mishandling of chemicals or other hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2008, we employed approximately 43,800 full and part-time employees. We also use consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products provided by us are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Because of our growth and the increased competition for qualified personnel, it has become more difficult to meet all of our needs for these employees in a timely manner and this has affected our growth. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.

Company Website and Information

Our website can be accessed at www.saic.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into nor is a part of this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  5

PART I

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

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

Risks Relating to Our Business

We depend heavily on U.S. Government contracts, and a decline in the U.S. defense budget or a delay in the completion of the U.S. Government’s budget process could result in adverse consequences on our business.

We depend on our contracts with U.S. Government agencies for a significant portion of our revenues and, if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected. We are heavily dependent upon the U.S. Government as our primary customer and we believe that the success and development of our business will continue to depend on our successful participation in U.S. Government contract programs. We generated 87%, 88% and 88% of our total consolidated revenues from the U.S. Government (including all branches of the U.S. military) in fiscal 2008, 2007 and 2006, respectively. We generated 10% or more of our consolidated revenues during the last three fiscal years from one or more of the U.S. Army, U.S. Navy and U.S. Air Force.

We expect to continue to derive a substantial portion of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the Department of Defense (DoD) and the U.S. intelligence community, are key factors in maintaining and growing revenues under contracts with the U.S. Government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business could harm our reputation, particularly with these agencies. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with the U.S. Government would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. defense budget or changes in budgetary priorities may adversely affect our future revenues and limit our growth prospects. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 70% of our total consolidated revenues in fiscal 2008. Changes in the budgetary priorities of the U.S. Government, or the DoD, could directly affect our operating results. While spending authorizations for defense-related programs by the U.S. Government have increased in recent years, and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable, and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Such changes in spending authorizations and budgetary priorities could occur due to changes in the number of and intensity of political conflicts, including the current conflicts in Iraq and Afghanistan, the significant relief and recovery costs associated with natural disasters, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, the results of which may shift DoD budgetary priorities or reduce overall U.S. Government spending for defense-related programs, including programs from which we expect to derive a significant portion of our revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, or a significant shift in its spending priorities, or the substantial reduction or elimination of particular defense-related programs, would adversely affect our future revenues and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget process could delay procurement of the services and solutions we provide and have an adverse effect on our future revenues. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions we provide. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle, and we could experience similar declines in revenues if the budget process is delayed significantly in future years. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our Government segment could be adversely affected.

6  SAIC, Inc. Annual Report

PART I

Our failure to comply with a variety of procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, and changes in government regulations or practices could adversely affect our profitability, cash balances or growth prospects.

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

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as Cost Accounting Standards, at any time. In addition, the U.S. Government may face restrictions or pressure regarding the amount of services it may obtain from private contractors. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Recent and proposed legislation, which if adopted, may potentially result in added costs on our business and our failure to comply with new laws and regulations could adversely affect our financial condition and operating results. Congressional legislation and initiatives dealing with procurement reform and shifts in the buying practices of government agencies resulting from those proposals could have adverse effects on government contractors, including us. Potential changes under consideration include continued attempts to increase the use of fixed price contracts which would transfer the assumption of some risks from the U.S. Government to the performing contractors. The FY08 National Defense Authorization Act contains a number of acquisition policy changes that, depending upon enactment language, could lead to changes in government procurement policy that could negatively impact our current business practices. Additionally, recent increases in congressional scrutiny and investigations into business practices and into major programs supported by contractors could lead to increased legal costs and has the potential to adversely effect the reputation and profitability of targeted companies.

Our business is subject to audits and cost adjustments by the U.S. Government, and our contracts with the U.S. Government are subject to review and investigation which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Such audits may result in adjustments to our contract costs, and any costs found to be improperly allocated will not be reimbursed. All of our indirect contract costs have been agreed upon through fiscal 2004 and are not subject to further adjustment. We have recorded contract revenues in fiscal 2005 through 2008 based upon costs we believe will be approved upon final audit. However, we do not know the outcome of any future audits and adjustments and, if future audit adjustments exceed our estimates, our profitability could be adversely affected.

Additionally, our contracts with the U.S. Government are subject to review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. We are from time to time subject to investigations by the DoD and other agencies. Although we have never had material penalties or administrative sanctions imposed upon us, such penalties and sanctions are not uncommon in the industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

We derive significant revenue from contracts awarded through a competitive bidding process. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

We obtain many of our contracts with the U.S. Government through a competitive bidding process and expect that much of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process which has resulted in greater competition and increased pricing pressure. The competitive bidding process imposes substantial costs and

SAIC, Inc. Annual Report  7

PART I

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

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 31, 2008, our total consolidated backlog was $15.0 billion, which included $5.1 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to modify, curtail or terminate our major programs or contracts and the rights of our customers in our Commercial segment to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenue and growth prospects may be adversely affected.

We use estimates when entering into various contractual commitments and in recognizing revenues. If we are unable to accurately estimate the costs, time and resources or to effectively manage and control costs associated with these contractual commitments, or if we make changes to estimates used in recognizing revenue, our profitability may be adversely affected.

Over the last three fiscal years, an average of 17% of our total consolidated revenues were derived from FFP contracts, in which we bear risk that actual costs may exceed the estimated costs on which the prices are negotiated. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make these contracts less profitable or unprofitable. Future losses could have a material adverse effect on our profitability.

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

During the year ended January 31, 2008, we began a phased implementation of a new information technology system to be used as our accounting system. The implementation is expected to be completed in multiple phases through fiscal 2010. The transition to the new information technology system includes a significant effort in the testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation.

System disruptions, including those caused by the implementation of the new information technology system, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner.

8  SAIC, Inc. Annual Report

PART I

We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our or our customers’ businesses, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

The systems and networks that we maintain for our customers could also fail. If a system or network that we maintain were to fail or experience service interruptions, we might experience loss of revenue, remediation costs or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we might incur and, as a result, our future results could be adversely affected.

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

The availability of highly trained and skilled technical, professional and management personnel is critical to our future growth and profitability. Competition for scientists, engineers, technicians and professional and management personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Because of our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so would have an adverse effect on our ability to execute our strategy.

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

Because we are a U.S. Government contractor, misconduct, fraud or other improper activities by our employees or our failure to comply with laws or regulations could have a significant adverse impact on our business and reputation. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. Many of the systems we develop involve managing and protecting information relating to national security and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from having access to such critically sensitive systems. Employee misconduct could also involve data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information, which could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential employee misconduct include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business and reputation.

SAIC, Inc. Annual Report  9

PART I

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

Acquisitions, investments, joint ventures and divestitures could result in operating difficulties and other adverse consequences to our business.

Growth through acquisitions of new businesses, investments and joint ventures is an important part of our strategy and we expect that a significant portion of our planned growth will continue to come from these transactions. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions, investments, joint ventures and divestitures pose many risks, including:

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

•	we may have trouble integrating acquired businesses or retaining their personnel or customers

•	acquisitions, investments, joint ventures or divestitures may disrupt our business and distract our management from other responsibilities

•	we may not be able to effectively influence the operations of our joint ventures, which could adversely affect our operations

•	acquired entities or joint ventures may not operate profitably

•	we may assume pre-existing liabilities, whether known or unknown, of acquired companies which could be material

•	we may not realize anticipated synergies and acquisitions may not result in improved operating performance

•

divestitures may result in losses on disposal or continued financial involvement in the divested business, such as through indemnification, guarantees or other financial arrangements, for a period of time following the transaction. Losses on disposal or non-performance by those divested businesses with whom we have continuing financial involvement could affect our financial results

•	a downturn in our business could result in the write-off of goodwill and acceleration of the amortization of intangible assets related to acquisitions

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

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders, especially if the customer is an agency of the U.S. Government.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or

10  SAIC, Inc. Annual Report

PART I

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

We face risks associated with our international business.

Approximately 2%, 3% and 3% of our total consolidated revenues in each of fiscal 2008, 2007 and 2006, respectively, was generated by our entities outside of the United States. Additionally, our domestic entities periodically enter into contracts with foreign customers. These international business operations are subject to a variety of the risks associated with conducting business internationally, including:

•

changes in or interpretations of foreign laws, regulations or policies that may adversely affect the performance of our services, sale of our products or repatriation of our profits to the United States

•	the imposition of tariffs

•	hyperinflation or economic or political instability in foreign countries

•	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures

•	conducting business in places where laws, business practices and customs are unfamiliar or unknown

•	the imposition of restrictive trade policies

•	the imposition of inconsistent laws or regulations

•	the imposition or increase of investment and other restrictions or requirements by foreign governments

•	uncertainties relating to foreign laws and legal and arbitration proceedings

•	compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors

•	compliance with U.S. export control regulations and policies that restrict our ability to communicate with non-U.S. employees and supply foreign affiliates and customers

•	fluctuations in currency exchange rates

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

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and in particular the following:

•	a reduction of government funding or delay in the completion of the U.S. Government’s budget process

•	decisions by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts

SAIC, Inc. Annual Report  11

PART I

•	failure to accurately estimate or control costs under firm-fixed-price (FFP) contracts

•	adverse judgments or settlements in contractual disputes, legal disputes or legal compliance issues

•	expenses related to restructuring actions, acquisitions, mergers or joint ventures

•	other one-time financial charges

•	seasonality of our business

Risks Relating to Our Stock

The concentration of our capital stock ownership with our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates limits the ability of common stockholders to influence corporate matters.

As of January 31, 2008, our Class A preferred stock represented 57% of our outstanding capital stock. Our Class A preferred stock has 10 votes per share compared to our publicly-traded common stock which has one vote per share. The Class A preferred stock is held by our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates. They are able to exercise a majority of the voting power and for the foreseeable future, will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets. As a result of this dual-class structure, our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates may be able to control all matters submitted to our stockholders for approval, even if they come to own less than 50% of the outstanding shares of our capital stock, except to the extent that holders of common stock may be entitled to vote as a separate class under the General Corporation Law of the State of Delaware. This concentrated control limits the ability of the common stockholders to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

Our certificate of incorporation provides for Class A preferred stock, which currently gives our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates voting control over all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other business combination that other stockholders may view as beneficial.

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

•

Our stockholders may not act by written consent or call special meetings. As a result, a holder, or holders, controlling a majority of our capital stock are limited in their ability to take certain actions other than in connection with our annual stockholders’ meeting.

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

12  SAIC, Inc. Annual Report

PART I

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in the U.S. budget process;

•	changes in U.S. Government procurement rules and regulations;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	the outcome of U.S. Government audits of our company;

•	our ability to win contracts with the U.S. Government and others;

•	our ability to attract, train and retain skilled employees;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to obtain required security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal compliance issues

•	our ability to acquire businesses and make investments;

•	our ability to manage risks associated with our international business;

•	our ability to compete with others in the markets in which we operate; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2008, we conducted our operations in approximately 400 offices located in 43 states, the District of Columbia and various foreign countries. We occupy a total of approximately 10 million square feet of space. Of this total, we own approximately 2.6 million square feet, and the remaining balance is leased. Our major locations are in the San Diego, California and Washington, D.C. metropolitan areas, where we occupy approximately 1.2 million square feet of space and 2.7 million square feet of space, respectively.

SAIC, Inc. Annual Report  13

PART I

We own and occupy the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	7	650,000	22.2
Vienna, Virginia	2	272,000	14.7
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	100,000	11.3
Columbia, Maryland	1	96,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,000	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	24,000	3.1

The nature of our business is such that there is no practicable way to relate occupied space to industry segments. We consider our facilities suitable and adequate for our present needs. See Note 14 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. On September 27, 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in the second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the remaining issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions was scheduled for June 2008 in London. In February 2008, the arbitrator appointed a third party expert to provide an independent opinion regarding specific technical issues. The parties disagree on the scope of the third party expert’s mandate, as well as certain discovery issues. Consequently, the hearings originally scheduled for April and June have been cancelled and a hearing to address the outstanding procedural issues is scheduled for April 2008. As a result, the completion of the arbitration will likely be delayed. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. We received $4 million during the year ended January 31, 2008 related to amounts collected by Telcordia from Telkom South Africa.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2008 and 2007.

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

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA, SAIC and SAIC Bermuda, our 100%-owned subsidiary and the entity that held our interest in INTESA,

14  SAIC, Inc. Annual Report

PART I

were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

Other

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are subject to periodic audits by state and local governments for taxes other than income taxes. We do not believe that the outcome of any such tax matters would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or our ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident in our interpretation of the pricing terms, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $5 million to $50 million, with the lower end of the range more likely. We have not recorded a liability for this matter as of January 31, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 7, 2008) of all of our key officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

SAIC, Inc. Annual Report  15

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson*	51	Group President since October 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from January 2002 to August 2005, and Senior Vice President and General Manager of the Systems Engineering Group from November 1998 to January 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.

Amy E. Alving	45	Chief Technology Officer since December 2007 and Senior Vice President since January 2007. Ms. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Ms. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Joseph W. Craver III*	49	Group President since June 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

Kenneth C. Dahlberg*	63	Chairman of the Board since July 2004 and Chief Executive Officer and Director since November 2003. Mr. Dahlberg served as President from November 2003 to March 2006. Prior to joining us, Mr. Dahlberg served as Corporate Executive Vice President of General Dynamics Corp., a defense industry contractor, from March 2001 to October 2003. Mr. Dahlberg served as President of Raytheon International from February 2000 to March 2001, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997. Mr. Dahlberg has served as a director of Teledyne Technologies since February 2006.

Steven P. Fisher	47	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	42	Senior Vice President and Corporate Controller since August 2005. Mr. Hartley has held various positions with our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

W. Greg Henson	48	Senior Vice President and Director of Business Development since December 2006. Prior to joining us, Mr. Henson served as Vice President of Homeland Security and Homeland Defense operations with L-3 Communications from 2005 to 2006. Mr. Henson served as Vice President of Business Development with Harris Corporation, a communications equipment company, from 2002 to 2005. Mr. Henson was Vice President of Operations with Meggitt Avionics from 2001 to 2002. Mr. Henson also held various positions with Raytheon Corporation from 1993 to 2001.

Brian F. Keenan	51	Executive Vice President for Human Resources since September 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from September 2004 to September 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Charles F. Koontz*	46	Group President since June 2007. Mr. Koontz previously held various positions with us since 2004, including serving as Business Unit General Manager from June 2004 to June 2007. Prior to joining us, Mr. Koontz led Cap Gemini Ernst & Young’s telecom, media and networks business from May 2000 to January 2004 and also held management and consultant positions with General Electric and Litton Industries Automation Systems.

Lawrence B. Prior, III*	52	Chief Operating Officer since October 2007. Mr. Prior served as Group President from February 2005 to September 2007. Prior to joining us, Mr. Prior served as Chief Financial Officer and then President and Chief Executive Officer of LightPointe Communications, Inc. from 2000 until 2004.

16  SAIC, Inc. Annual Report

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Arnold L. Punaro*	61	Executive Vice President since February 2005. Mr. Punaro has held various positions with us since 1997, including Sector Vice President, Senior Vice President and Director of Corporate Development. Mr. Punaro also served as the Staff Director of the Senate Armed Services Committee and retired as a Major General in the United States Marine Corps Reserve.

Douglas E. Scott*	51	Executive Vice President since June 2007, General Counsel since 1992 and Secretary since July 2003. Mr. Scott has held various positions with us since 1987, including serving as a Senior Vice President from 1997 to 2007 and Corporate Vice President from 1992 to 1997.

K. Stuart Shea*	51	Group President since October 2007. Since joining us in 2005, Mr. Shea has served as Senior Vice President and Business Unit General Manager. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other programs from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	42	Executive Vice President and Chief Financial Officer since November 2005. Mr. Sopp had served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005, prior to which he had served as a Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

Joseph P. Walkush*	56	Executive Vice President since July 2000. Mr. Walkush has held various positions with us from 1976 to 1979 and since 1981, including serving as a Sector Vice President from 1994 to 2000.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of proxies for our 2008 Annual Meeting of Stockholders (2008 Proxy Statement).

SAIC, Inc. Annual Report  17

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 16, 2006, a reorganization merger was completed whereby Science Applications International Corporation became a 100%-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. Our common stock is listed on the New York Stock Exchange (NYSE) and commenced trading on October 13, 2006, under the ticker symbol “SAI.”

Our Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market. Shares of our Class A preferred stock are convertible on a one-for-one basis into shares of common stock. Shares of common stock contain the same economic rights as shares of Class A preferred stock. We expect that the market price of our common stock will determine the value of our Class A preferred stock.

Historical Stock Prices

The range of high and low sales prices at closing of our common stock on the NYSE for each fiscal quarter during the last two fiscal years, following the commencement of trading on October 13, 2006, was as follows:

	Fiscal 2007
Fiscal Quarter	High	Low
3rd quarter (October 13, 2006 to October 31, 2006)	$20.33	$17.27
4th quarter (November 1, 2006 to January 31, 2007)	$20.20	$17.41

	Fiscal 2008
Fiscal Quarter	High	Low
1st quarter (February 1, 2007 to April 30, 2007)	$18.82	$16.88
2nd quarter (May 1, 2007 to July 31, 2007)	$20.15	$16.76
3rd quarter (August 1, 2007 to October 31, 2007)	$19.84	$16.65
4th quarter (November 1, 2007 to January 31, 2008)	$20.69	$18.20

Holders of Common Stock and Class A Preferred Stock

As of March 7, 2008, there were approximately 924 and 41,243 holders of record of our common stock and Class A preferred stock, respectively. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Substantially all of the Class A preferred stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans. Holders of Class A preferred stock are entitled to ten votes per share and holders of common stock are entitled to one vote per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, except for a special dividend declared by Science Applications International Corporation of $15 per share on its Class A common stock and $300 per share on its Class B common stock that was declared prior to, and paid after, the October 2006 reorganization merger and initial public offering. We do not expect to pay any cash dividends in the foreseeable future and we currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay dividends on our stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

18  SAIC, Inc. Annual Report

PART II

Performance Graph

The following graph compares the total cumulative return on our common stock from October 13, 2006 (the date our common stock commenced trading on the NYSE through our fiscal year ended January 31, 2008 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Goldman Sachs Technology Services Index. The graph assumes an initial investment of $100 on October 13, 2006 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the Securities and Exchange Commission, based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Purchases of Equity Securities

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. On March 21, 2008, our board of directors authorized the repurchase of an aggregate of 40 million of shares under the stock repurchase program from and after the open of the NYSE on March 24, 2008 (excluding shares purchased under the stock repurchase program from December 2006 through March 21, 2008).

SAIC, Inc. Annual Report  19

PART II

The following table presents repurchases of our stock during the quarter ended January 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2007 – November 30, 2007	404,673	$19.78	—	26,893,939
December 1, 2007 – December 31, 2007	570,975	20.04	60,000	26,833,939
January 1, 2008 – January 31, 2008	2,351,450	19.01	1,499,200	25,334,739
Total	3,327,098	$19.28	1,559,200

(1)	Includes shares purchased as follows:

	November	December	January
Under publicly announced plans or programs	—	60,000	1,499,200
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	199,118	485,304	827,470
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	205,555	25,671	24,780
Total	404,673	570,975	2,351,450

(2)	Does not include newly issued shares acquired by us in connection with employee exercise of non-qualified stock options to satisfy statutory tax withholding obligations related to the options.

(3)

Stock repurchase program under which we may repurchase up to 40 million shares of our common stock was publicly announced on December 12, 2006. On March 21, 2008, our board of directors authorized the repurchase of an aggregate of 40 million of shares under the stock repurchase program from and after the open of the NYSE on March 24, 2008 (excluding shares purchased under the stock repurchase program from December 2006 through March 21, 2008).

20  SAIC, Inc. Annual Report

PART II

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended January 31, 2007, 2006, 2005 and 2004 has been reclassified to conform to the year ended January 31, 2008 presentation of discontinued operations as described in Note 17 of the notes to consolidated financial statements.

	Year Ended January 31
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$8,935	$8,061	$7,518	$6,910	$5,573
Cost of revenues	7,698	6,974	6,568	6,044	4,828
Selling, general and administrative expenses	571	515	480	406	365
Goodwill impairment	—	—	—	—	7
Gain on sale of business units, net	—	—	—	2	—
Operating income	666	572	470	462	373
Interest income (1)	56	116	96	44	49
Interest expense	(90)	(92)	(88)	(87)	(80)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(3)	(3)	—
Other income (expense), net	(3)	5	(7)	(28)	10
Income from continuing operations before income taxes	626	596	468	388	352
Provision for income taxes	240	231	133	125	135
Income from continuing operations	386	365	335	263	217
Income from discontinued operations, net of tax (2)	29	26	592	146	134
Net income	$415	$391	$927	$409	$351
Earnings per share:
Basic:
Income from continuing operations	$.96	$1.04	$.96	$.72	$.59
Income from discontinued operations	.07	.07	1.70	.40	.36
	$1.03	$1.11	$2.66	$1.12	$.95
Diluted:
Income from continuing operations	$.93	$1.00	$.93	$.70	$.58
Income from discontinued operations	.07	.07	1.65	.39	.35
	$1.00	$1.07	$2.58	$1.09	$.93
Weighted average shares outstanding:
Basic	404	352	348	365	370
Diluted	417	364	359	375	377

	January 31
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Consolidated Balance Sheet Data:
Total assets (1)	$4,981	$4,559	$5,655	$6,010	$5,540
Long-term debt	1,098	1,199	1,192	1,206	1,217
Other long-term liabilities	150	102	110	99	86
Stockholders’ equity (1)	1,901	1,536	2,807	2,351	2,203
Cash dividends per share declared and paid (1)	—	15	—	—	—

(1)

Prior to our October 2006 reorganization merger in which Science Applications International Corporation became a subsidiary of SAIC, Inc., Science Applications International Corporation declared a dividend of $2.45 billion. SAIC, Inc. then completed an initial public offering of its common stock for net proceeds of $1.24 billion. These transactions resulted in a decrease in total assets (cash and marketable securities) and stockholders’ equity in fiscal 2007 and a decrease in interest income in fiscal 2008.

(2)

In fiscal 2006, we completed the sale of Telcordia and recognized a gain on sale before income taxes of $871 million. The results of operations prior to sale are reflected in income from discontinued operations for all periods presented.

SAIC, Inc. Annual Report  21

PART II

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

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2008 as fiscal 2008.

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

Our business is focused on solving issues of national and global importance in the areas of Defense, Intelligence, Homeland Security, Logistics and Product Support, Systems Engineering and Integration and Research and Development. We are also focused on expanding our business in the areas of energy, health, environmental, cyber security, and space superiority. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through investments in business development, internal research and new product and technology development, and through increased focus on pursuing more large lead system integrator contract opportunities;

•

improving our operating income margin by increasing contract fees (by reducing the use of subcontractors, improving internal collaboration, increasing our growth in higher-margin business areas, and improving profitability on material and subcontractor deliverables) and improving our indirect cost structure (through better recovery of our indirect costs, streamlining our administrative infrastructure, and reducing unallowable and unbillable costs);

•	improving our information technology systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions;

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting; and

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through strategic acquisitions, share repurchases and other uses as conditions warrant.

Key financial highlights and events, including progress against these initiatives, during fiscal 2008 include:

•

Consolidated revenues increased 11% over the prior year, reflecting an internal growth rate of 7% compared to an internal growth rate of 4% in the prior year. We calculate internal revenue growth by comparing our reported revenue to the prior year revenue adjusted to include the revenue of acquired businesses for the comparable prior year before acquisition. Our internal revenue growth for fiscal 2008 was favorably impacted by increased activity on a number of new and continuing programs in our intelligence, defense and homeland security business areas.

•

Operating income as a percentage of revenues improved from 7.1% for fiscal 2007 to 7.5% for fiscal 2008, primarily due to increased profitability on many cost reimbursable contracts as a result of the recovery of a greater percentage of our indirect costs through our indirect pricing rates, continued reductions in costs associated with management infrastructure, improved fee rates on several large programs and increased sales of more profitable border, port and mobile security products.

22  SAIC, Inc. Annual Report

PART II

•

Income from continuing operations increased $21 million over the prior year primarily due to increased operating income of $94 million, caused by increased revenues and improved operating margins, offset by a $60 million decrease in interest income. Interest income decreased due to declines in average fiscal 2008 cash and marketable securities balances, mainly due to the payment of a $2.45 billion special dividend in November 2006 offset by the $1.24 billion raised through our October 2006 initial public offering.

•

Cash and cash equivalents decreased $17 million during fiscal 2008, primarily reflecting cash provided by operations of $345 million offset by cash used in support of investing activities of $203 million, including the acquisition of two businesses for $144 million (net of cash acquired of $29 million and $1 million of accrued acquisition payments), and cash used in support of financing activities of $157 million, largely consisting of repurchases of our stock.

•

We completed two business acquisitions during fiscal 2008 for an aggregate purchase price of $174 million. One acquired business is a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities construction. The other acquired business is an India-based provider of onsite and offshore IT solutions and technology consulting in the science and engineering sector.

•

We completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC and recognized in discontinued operations a gain before income taxes of $31 million.

•

We commenced the first phase of our multi-year implementation of a new information technology system designed to bring the enterprise onto a single accounting, planning and operating platform. At the end of fiscal 2008, our corporate operations and two of our twenty operating business units (representing approximately 10% of total consolidated revenues on a full year basis) were operating on the new system, with the remainder to be implemented during fiscal 2009 and 2010.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Net Income and Earnings per Share” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only.

Government Segment. Through our Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 94%, 93% and 93% of our total consolidated revenues for fiscal 2008, 2007 and 2006, respectively. Within the Government segment, a significant portion of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor. Some revenues in the Government segment are derived from certain non-government customers for whom we are required to comply with government acquisition and cost allocation regulations.

The U.S. Government’s increased spending in recent years on homeland security, intelligence and defense-related programs has had a favorable impact on our business in fiscal 2008, 2007 and 2006. Our results have also been favorably impacted by the U.S. Government’s increased spending on information technology (IT) outsourcing and other technical services. Future levels of spending and authorizations may decrease, remain constant or shift to areas where we do not currently provide services. Additionally, changes in spending authorizations and budgetary priorities could occur due to the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors.

Competition for contracts with the U.S. Government is intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery / indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) award contract vehicles. This trend has served to increase competition for U.S. Government contracts and increase pressure on the prices we charge for our products and services.

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in select industry markets, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of IT systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation services. Our Commercial segment customers often benefit from leveraging our broader governmental experiences, such as geographic information systems, security, and systems engineering. Revenues from our Commercial segment accounted for 6%, 7% and 7% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.

SAIC, Inc. Annual Report  23

PART II

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

Key Financial Metrics

Sources of Revenues

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including IDIQ, GSA Schedule, and other master agreement contract vehicles, does not determine revenue recognition.

Bookings and Backlog. We recorded net bookings worth an estimated $8.8 billion and $8.9 billion during fiscal 2008 and 2007, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from receipt of funded and unfunded contract awards during the year, net of any adjustments to previously reported backlog amounts. We calculate bookings as the year ending backlog plus the year’s revenues less prior year ending backlog and less backlog obtained in acquisitions.

Backlog represents the amount of work under negotiated contracts which has not yet been performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Government segment funded backlog primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Government segment funded backlog does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the full value on firm contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

The estimated value of our total consolidated backlog as of the end of the last two fiscal years was as follows:

	January 31
	2008	2007
	(in millions)
Government segment:
Funded backlog	$4,331	$3,902
Negotiated unfunded backlog	9,763	10,185
Total backlog	$14,094	$14,087
Commercial segment:
Funded backlog	$749	$723
Negotiated unfunded backlog	196	101
Total backlog	$945	$824
Total consolidated:
Funded backlog	$5,080	$4,625
Negotiated unfunded backlog	9,959	10,286
Total backlog	$15,039	$14,911

Total backlog may fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

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

24  SAIC, Inc. Annual Report

PART II

Contract Types. We generate revenues under the following types of contracts:

•	Cost-reimbursement contracts which provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee.

•	Time-and-materials (T&M) contracts which typically provide for negotiated fixed hourly rates plus reimbursement of other direct costs.

•	Fixed-price-level-of-effort contracts which are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time.

•

Firm-fixed-price (FFP) contracts which provide for a fixed price for specified products, systems and/or services. If actual costs vary from planned costs on a FFP contract, we generate more or less than the planned amount of profit and may even incur a loss.

The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2008	2007	2006
Cost-reimbursement	47%	48%	45%
T&M and fixed-price-level-of-effort	35	36	37
FFP	18	16	18
Total	100%	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products provide higher margins, in most cases, M&S revenues have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Labor-related revenues	$5,492	8%	$5,106	9%	$4,677
As a percentage of revenues	61%		63%		62%
M&S revenues	3,443	17	2,955	4	2,841
As a percentage of revenues	39%		37%		38%

The increase in labor-related revenues in fiscal 2008 and 2007 was primarily due to increases in labor rates and the number of direct labor personnel. At the end of fiscal 2008, we had approximately 43,800 full-time and part-time employees compared to 41,700 and 41,100 at the end of fiscal 2007 and 2006, respectively. The increase in M&S revenues in fiscal 2008 compared to the prior year was primarily due to increased activities on several large systems integration programs, including work performed for the North Atlantic Treaty Organization (NATO) and the Space and Naval Surface Warfare Center and increased sales of border, port and mobile security products. The increase in M&S revenues in fiscal 2007 was due to the delivery of significant materials under certain contracts primarily in the homeland security business area. This increase for the year was partially offset by declines in M&S activity in the systems engineering and integration business area primarily due to the completion of a large contract that had a substantial component of materials, declines in our logistics and product support business area primarily due to the completion of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events.

Contract Concentration. The growth of our business is directly related to our ability to successfully compete for contract awards and hire personnel to perform on contracts as well as our ability to successfully deliver on these contracts. The following table summarizes information related to our larger contracts for the last three fiscal years:

	Year Ended January 31
	2008	2007	2006
Number of contracts:
Greater than $50 million in annual revenues recognized	14	9	9
Greater than $10 million in annual revenues recognized	117	107	101

SAIC, Inc. Annual Report  25

PART II

These larger contracts with greater than $10 million in annual revenues recognized represented 39%, 37% and 37% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively. The remainder of our revenues is derived from a large number of smaller contracts with annual revenues of less than $10 million.

In fiscal 2008, 2007, and 2006, 87%, 88% and 88%, respectively, of our consolidated revenues were attributable to prime contracts with the U.S. Federal Government or to subcontracts with other contractors engaged in work for the U.S. Federal Government. The percentage of total consolidated revenues from customers representing greater than 10% of our total consolidated revenues were as follows:

	Year Ended January 31
	2008	2007	2006
U.S. Army	21%	18%	16%
U.S. Navy	12	12	12
U.S. Air Force	8	9	10

Geographic Location. The majority of our services are performed in the United States. Revenues earned within the United States accounted for 98%, 97% and 97% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits, overhead, and direct expenses incurred to complete contracts and task orders, such as subcontract labor and materials. Overhead consists of indirect costs relating to rent/facilities, administration, certain depreciation and management information systems expenses, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain management information systems expenses. SG&A also includes bid-and-proposal and internal research and development expenses.

Results of Operations

The following table summarizes our consolidated results of operations for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Revenues	$8,935	11%	$8,061	7%	$7,518
Cost of revenues	7,698	10	6,974	6	6,568
Selling, general and administrative expenses	571	11	515	7	480
Operating income	666	16	572	22	470
As a percentage of revenues	7.5%		7.1%		6.3%
Non-operating income (expense), net	(40)		24		(2)
Income from continuing operations before income taxes	626	5	596	27	468
Provision for income taxes	240	4	231	74	133
Income from continuing operations	386	6	365	9	335
Income from discontinued operations, net of tax	29		26		592
Net income	$415	6	$391	(58)	$927

Revenues. Our consolidated revenues increased 11% and 7% in fiscal 2008 and 2007, respectively, primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition, related growth was 7% and 4% for fiscal 2008 and 2007, respectively. We calculate internal revenue growth by comparing our current year reported revenue to the prior year revenue adjusted to include the revenue of acquired businesses for the comparable period before acquisition. Revenue growth related to acquisition of businesses was 4% and 3% for fiscal 2008 and 2007, respectively.

26  SAIC, Inc. Annual Report

PART II

The following table summarizes changes in segment revenues for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Government segment revenues	$8,356	12%	$7,475	7%	$6,975
As a percentage of total revenues	94%		93%		93%
Commercial segment revenues	579	(1)	586	7	546
As a percentage of total revenues	6%		7%		7%
Corporate and Other segment revenues	—		—		(3)
Total revenues	$8,935	11	$8,061	7	$7,518

Government segment revenues increased $881 million, or 12%, in fiscal 2008, including internal revenue growth of 8%. Internal revenue growth in the Government segment for fiscal 2008 was attributed to continued growth in a number of our business areas, most notably our intelligence, defense and homeland security business areas. The increase in the intelligence business area was due to new program wins and higher levels of activity on existing programs, including certain classified and operational intelligence programs in fiscal 2008. The increase in the defense business area is primarily due to increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers and new program wins. This activity in our defense business area included revenue from work performed on the recently-won NATO Ballistic Missile Defense program and slightly reduced revenues from our highly visible Future Combat Systems program caused by customer budget reductions and timing of work. Increases in revenues in our homeland security business area were driven by increased sales of border, port and mobile security products as well as new program wins with various Department of Homeland Security agencies. Revenue growth related to acquisitions of businesses in the Government segment was 4% for fiscal 2008.

Government segment revenues increased $500 million, or 7%, in fiscal 2007, including internal revenue growth of 4%. Internal revenue growth in the Government segment for fiscal 2007 was positively impacted by growth in the intelligence, homeland security and defense business areas. In addition, fiscal 2006 revenues reflect a reduction in revenues associated with difficulties encountered on our Greek contract. The fiscal 2007 revenue increase was partially offset by declines in our systems engineering and integration business area primarily due to the completion of a large contract. We also experienced declines in our logistics and product support business area in fiscal 2007 primarily due to the completion of one of our large prime vendor contracts and a reduced volume of orders on other prime vendor contracts caused by non-recurring customer events. Revenue growth related to acquisitions of businesses in the Government segment was 3% for fiscal 2007.

Commercial segment revenues decreased $7 million, or 1%, in fiscal 2008, primarily due to the completion at the end of fiscal 2007 of a security product support contract. Commercial segment revenues were also impacted by reductions in information technology outsourcing revenues in our U.K. subsidiary, offset in part by increased outsourcing and consulting services volume on various domestic programs. Commercial segment revenues increased $40 million, or 7%, in fiscal 2007 due to higher volume in our consulting services and information technology outsourcing business areas.

Corporate and Other segment revenues include the elimination of intersegment revenues of $3 million in fiscal 2006. There were no intersegment revenues in fiscal 2008 and 2007.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Government segment cost of revenues	$7,285	11%	$6,557	6%	$6,173
As a percentage of related revenues	87.2%		87.7%		88.5%
Commercial segment cost of revenues	435	—	435	5	415
As a percentage of related revenues	75.1%		74.2%		76.0%
Corporate and Other segment cost of revenues	(22)	(22)	(18)	10	(20)
Total cost of revenues	$7,698	10	$6,974	6	$6,568
As a percentage of revenues	86.2%		86.5%		87.4%

Government segment cost of revenues improved as a percentage of related revenues for fiscal 2008 primarily due to increased profitability on many cost reimbursement contracts as a result of the recovery of a greater percentage of our indirect costs through our indirect pricing rates, continued reductions in costs associated with management infrastructure, and improved fee rates on several large programs. The indirect rate performance improvement actions resulted in both

SAIC, Inc. Annual Report  27

PART II

increased profitability on certain cost reimbursable contracts as a result of the recovery of $15 million of prior year indirect rate overruns as well as an overall reduction in indirect rate overruns expensed to cost of revenues in fiscal 2008 compared to fiscal 2007. Government segment cost of revenues for fiscal 2008 also benefited from increases in contract fee rates, primarily due to a higher volume of sales of more profitable border, port and mobile security products. The fiscal 2008 improvement was partially offset by increased stock-based compensation expense related to both our required adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) for stock options as well as a fiscal 2008 increase in vesting stock award activity.

The fiscal 2007 improvement in Government segment cost of revenues as a percentage of related revenues was primarily due to a decrease of $81 million in losses recognized on our Greek contract as compared to fiscal 2006, a slightly higher concentration of labor-related revenues, which typically carry higher margins than our M&S revenues, and better management of our overhead expenses for fiscal 2007 as compared to fiscal 2006. The fiscal 2007 improvement was partially offset by increased stock-based compensation expense related to stock options and discounts on the employee stock purchase plan in fiscal 2007 of $21 million as a result of the required adoption SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in fiscal 2006.

Commercial segment cost of revenues increased as a percentage of related revenues in fiscal 2008 primarily due to the use of higher cost labor to support a fixed-price information technology outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower cost resources in our India branch and costs associated with the consolidation of certain business activities into a single location in order to decrease ongoing operating expenses. Commercial segment cost of revenues improved as a percentage of related revenues in fiscal 2007 primarily due to improved contract margin performance on certain of our longer term information technology outsourcing contracts in that year.

Corporate and Other segment cost of revenues in fiscal 2008 and 2007 represents the elimination of intersegment facility charges to our Government and Commercial segments for use of company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in consolidated SG&A expense by type of activity for the last three fiscal years:

	Year ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
General and administrative	$409	11%	$369	7%	$344
As a percentage of total revenues	4.6%		4.6%		4.6%
Bid and proposal	113	1	112	3	109
As a percentage of total revenues	1.3%		1.4%		1.4%
Internal research and development	49	44	34	26	27
As a percentage of total revenues	.5%		.4%		.4%
Total SG&A	$571	11	$515	7	$480
As a percentage of total revenues	6.4%		6.4%		6.4%

Total consolidated SG&A increased $56 million, or 11%, for fiscal 2008. As a percentage of revenues, consolidated SG&A for fiscal 2008 remained relatively consistent with fiscal 2007 levels, largely reflecting management’s efforts to control general and administrative spending as a percentage of revenues offset by planned increases in internal research and development efforts to develop new products and technologies to meet our customers’ anticipated needs.

General and administrative expenses increased $40 million, or 11%, for fiscal 2008 as compared to fiscal 2007 primarily due to the fiscal 2008 acquisition of a business with a higher general and administrative cost structure, increased stock-based compensation expense, increased professional services spending and increased corporate business development spending offset by a reduction in legal expenses. The increase in stock-based compensation results from both our required adoption of SFAS 123(R) for stock options as well as a fiscal 2008 increase in vesting stock award activity. The increase in professional services spending includes activities associated with efforts to improve our information technology systems infrastructure, including the first phase of implementation during fiscal 2008 of a new information technology system, as well as efforts to improve related business processes to provide greater effectiveness and efficiency across all business functions. The reduction in fiscal 2008 legal spending reflects reduced legal activity associated with our Greek contract. Internal research and development expenses increased $15 million for fiscal 2008, consistent with our business strategy to increase efforts to develop new products and technologies to support our customers and our long-term growth. Bid and proposal (B&P) expenses increased $1 million for fiscal 2008. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Total consolidated SG&A increased $35 million, or 7% for fiscal 2007 as compared to fiscal 2006. General and administrative expenses increased $25 million, or 7%, primarily due to increased information technology and other infrastructure

28  SAIC, Inc. Annual Report

PART II

expenditures, increased legal expenses as well as increased stock-based compensation, business development and professional services expenses. Stock-based compensation expense related to stock options and discounts on the employee stock purchase plan increased approximately $12 million during fiscal 2007 as a result of the adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in fiscal 2006. Professional services expense increased by $12 million for fiscal 2007 largely due to certain systems implementation projects and our Sarbanes-Oxley compliance efforts. Internal research and development expenses increased $7 million for fiscal 2007 primarily due to increased efforts to develop new products and technologies to support our customers and our long-term growth. Bid and proposal (B&P) expenses increased $3 million for fiscal 2007, reflecting increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient, both of which generally reduced the average cost of responding to a given B&P opportunity.

The following table summarizes changes in SG&A expense by segment for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Government segment SG&A	$419	17%	$359	5%	$343
As a percentage of related revenues	5.0%		4.8%		4.9%
Commercial segment SG&A	96	1	95	1	94
As a percentage of related revenues	16.6%		16.2%		17.2%
Corporate and Other segment SG&A	56	(8)	61	42	43
Total SG&A	$571	11	$515	7	$480
As a percentage of revenues	6.4%		6.4%		6.4%

Government segment SG&A increased $60 million for fiscal 2008 primarily due to the acquisition in fiscal 2008 of a new business with a higher general and administrative cost structure, increased professional services spending, and increased internal research and development and business development spending. Government segment SG&A increased $16 million for fiscal 2007 primarily due to increased stock-based compensation, internal research and development and professional services expenses.

Commercial segment SG&A expenses increased $1 million for both fiscal 2008 and 2007. The increase for fiscal 2008 reflects costs associated with the consolidation of certain business activities into a single location and an increase in discretionary overhead investment spending mostly for business development opportunities. Increases in fiscal 2007 were primarily due to increased stock-based compensation expense.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A decreased $5 million in fiscal 2008 primarily due to a reduction in legal expenses offset by an increase in unallowable stock option expense. Corporate and Other segment SG&A increased $18 million for fiscal 2007 primarily due to increased unallowable stock option expense, professional service and legal expenses.

Operating Income. The following tables summarize changes in segment operating income for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	(dollars in millions)
Government segment operating income	$652	17%	$559	22%	$459
As a percentage of related revenues	7.8%		7.5%		6.6%
Commercial segment operating income	48	(14)	56	51	37
As a percentage of related revenues	8.3%		9.6%		6.8%
Corporate and Other segment operating income	(34)	21	(43)	(65)	(26)
Total operating income	$666	16	$572	22	$470
As a percentage of revenues	7.5%		7.1%		6.3%

Total operating income increased $94 million for fiscal 2008 primarily due to increased profitability in the Government segment and reduced losses in the Corporate and Other segment offset by decreased profitability in the Commercial segment. Total operating income increased $102 million for fiscal 2007 primarily due to increased Government and Commercial segment profitability, primarily due to increased revenues and decreased losses recognized on our Greek contract, partially offset by an increase in Corporate and Other segment operating loss for the period.

SAIC, Inc. Annual Report  29

PART II

Government segment operating income increased $93 million for fiscal 2008, benefiting from increased profitability on many cost reimbursable contracts as a result of the recovery of a greater percentage of our indirect costs through our indirect pricing rates, continued reductions in costs associated with management infrastructure, improved fee rates on several large programs and increased sales of more profitable border, port and mobile security products. These benefits were partially offset by increases in stock based compensation expense due to our adoption of SFAS 123(R) for stock options and increased vesting stock award activity, increased professional services spending and increased spending on internal research and development initiatives and discretionary overhead spending mostly for business development activities. Government segment operating income increased $100 million for fiscal 2007 primarily due to growth in related revenues and decreased losses recognized on our Greek contract partially offset by increased SG&A expenses.

Commercial segment operating income decreased $8 million for fiscal 2008 primarily due to higher cost labor used to support a fixed-price information technology outsourcing contract in our U.K. subsidiary caused by a temporary lack of available lower cost resources in our India branch and costs associated with the consolidation of certain business activities into a single location. Commercial segment operating income increased $19 million for fiscal 2007 primarily due to growth in related revenues and improvements in cost of revenues as a percentage of revenues offset by increased SG&A expenses.

Corporate and Other segment operating loss decreased $9 million for fiscal 2008 primarily reflecting lower legal expenses, including expenses relating to our dispute on the Greek contract. Corporate and Other segment operating loss increased $17 million for fiscal 2007 primarily due to increased unallowable stock option expense, professional services spending and legal expenses.

Interest Income. Interest income decreased by $60 million, or 52%, for fiscal 2008 due to a decrease in our average cash and marketable securities balances, resulting primarily from the payment of a $2.45 billion special dividend in November 2006 offset by the $1.24 billion raised in our October 2006 initial public offering. Interest income increased $20 million, or 21%, in fiscal 2007 due primarily to increased average interest rates and cash balances.

Interest Expense. Interest expense reflects interest on (1) our outstanding debt securities, (2) a building mortgage, (3) deferred compensation arrangements and (4) notes payable. Interest expense remained consistent for fiscal 2008 as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances during fiscal 2008. Interest expense increased slightly during fiscal 2007, reflecting short-term borrowings made on our credit facility following our initial public offering.

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 8 of the notes to consolidated financial statements, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage these risks. The derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations.

Other Income (Expense), Net. The components of other income (expense), net were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Impairment losses on investments	$(13)	$(1)	$(6)
Gross realized gains on sale of marketable securities	—	—	1
Gross realized losses on sale of marketable securities	—	—	(9)
Net gain (loss) on sale of other investments	1	1	(1)
Equity interest in earnings and impairment losses of unconsolidated affiliates	6	2	5
Other	3	3	3
Total other income (expense), net	$(3)	$5	$(7)

The impairment losses on investments in fiscal 2008, 2007 and 2006 were due to declines in fair value of private equity securities held by our venture capital subsidiary that were deemed to be other-than-temporary. The carrying value of our cost and equity method investments as of January 31, 2008 was $48 million, including $24 million of private equity securities held by our venture capital subsidiary.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38.3% in fiscal 2008, 38.8% in fiscal 2007 and 28.4% in fiscal 2006. The lower effective tax rate for fiscal 2006 was primarily due to the reversal of approximately $50 million in accruals for uncertain tax positions as a result of settlements of federal and state audits for amounts different than the recorded accruals for uncertain tax positions, as well as the expiration of statutes on open tax years.

30  SAIC, Inc. Annual Report

PART II

We are subject to routine compliance reviews by the Internal Revenue Service (IRS), and other taxing authorities. The IRS is currently auditing fiscal 2005 and 2006. The IRS has completed audits through fiscal 2004. As of January 31, 2008, we had liabilities for uncertain tax positions of $60 million, including $28 million related to continuing operations. While we believe we have adequate accruals for our uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or our recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Income from Continuing Operations. Income from continuing operations increased $21 million, or 6%, in fiscal 2008 primarily due to increased operating income of $94 million caused by increased revenues and improved operating margins offset by a $60 million decrease in interest income, an $8 million decline in other income (expense), net, primarily attributable to other-than-temporary impairment losses on investments, and a $9 million increase in income tax expense. Income from continuing operations increased $30 million, or 9%, in fiscal 2007 primarily due to increased operating income of $102 million, increased interest income of $20 million, and increased other income offset by a $98 million increase in income tax expense.

Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations decreased $0.07 per share, or 7%, for fiscal 2008 as compared to fiscal 2007 despite a $21 million increase in income from continuing operations. This was primarily due to a 53 million share increase in the number of diluted weighted average shares outstanding in fiscal 2008 as compared to fiscal 2007. Diluted EPS from continuing operations increased $0.07, or 8%, for fiscal 2007 primarily due to a $30 million increase in income from continuing operations offset by a 5 million share increase in the number of diluted weighted average shares outstanding in fiscal 2007 as compared to fiscal 2006. The increase in the weighted average shares outstanding for fiscal 2008 and 2007 was primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering

Discontinued Operations. During fiscal 2008, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC and recorded a pre-tax gain on sale of $31 million. During fiscal 2007, we sold ANX, a majority-owned subsidiary, for an initial sales price of $27 million and recorded a pre-tax gain of $19 million. During fiscal 2006, we sold our Telcordia subsidiary for $1.35 billion and recorded a pre-tax gain of $871 million.

The results of operations and the financial position of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction), ANX and Telcordia have been reported as discontinued operations for all fiscal years presented. The operating results of these discontinued operations for fiscal 2008, 2007 and 2006 were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Revenues	$106	$246	$363
Costs and expenses:
Cost of revenues	96	215	290
Selling, general and administrative expenses	4	13	42
Non-operating income	—	3	—
Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$21	$31

The AMSEC LLC reorganization transaction was generally treated as a tax-free liquidation of our interest in AMSEC LLC for income tax purposes.

With respect to the sale of Telcordia, we have indemnified the buyer for all income tax obligations on and through the closing date of the transaction. While we believe we have appropriate accruals for these uncertain tax positions, the ultimate resolution of these matters could differ from the amounts accrued. We also have customary indemnification obligations owing to the buyer and are entitled to receive additional amounts as contingent sale price, including all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds received in connection with the prosecution of certain patent rights of Telcordia as described in “Commitments and Contingencies.” All future contingent payments or contingent purchase price proceeds and changes in our estimates of these items and other related items will be reflected as discontinued operations and result in adjustments to the gain on sale in the period in which they arise.

Net Income and EPS. Net income increased $24 million, or 6%, for fiscal 2008. This reflects a $21 million increase in income from continuing operations and a $3 million increase in income from discontinued operations. Diluted EPS decreased $0.07 per share, or 7%, for fiscal 2008 despite the $24 million increase in net income due to a 53 million share increase in the number of diluted weighted average shares outstanding for fiscal 2008 compared to fiscal 2007. Net income decreased $536 million for fiscal 2007 primarily due to reduced income from discontinued operations of $566 million related to the fiscal 2006 sale of Telcordia offset by a $30 million increase in income from continuing operations. Diluted EPS decreased $1.51 per share, or 59%, for fiscal 2007 primarily due to the $1.58 per share decline in income from discontinued operations. The

SAIC, Inc. Annual Report  31

PART II

increase in the number of weighted average shares outstanding for fiscal 2008 and 2007 was primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Liquidity and Capital Resources

We have financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sales of investments, issuances of debt securities and borrowings under our credit facilities. In connection with the October 2006 initial public offering, we received net proceeds of $1.24 billion, after deducting underwriting commissions and discounts and other offering-related costs. Prior to the initial public offering and reorganization merger, our 100%-owned subsidiary, Science Applications International Corporation, declared a special dividend of $2.45 billion to its stockholders, which was paid in November 2006. We anticipate our principal sources of liquidity for the next 12 months and beyond will be cash flows from operations. We may also make borrowings under our revolving credit facility. We anticipate our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, debt service requirements, stock repurchases, and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents totaled $1.10 billion and $1.11 billion at January 31, 2008 and 2007, respectively. The following table summarizes cash provided or used by type of activity for the last three fiscal years:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Total cash flows provided by operations	$345	$693	$573
Total cash flows provided by (used in) investing activities	(203)	1,211	(581)
Total cash flows used in financing activities	(157)	(1,833)	(707)
Increase (decrease) in cash and cash equivalents from discontinued operations	(2)	7	761
Total increase (decrease) in cash and cash equivalents	$(17)	$78	$46

Cash Provided by Operations. The $348 million decrease in fiscal 2008 cash flows from operations compared to fiscal 2007 was primarily due to an increase in accounts receivable due to increased revenues and an increase in the average time to collect receivables at the end of fiscal 2008 as compared to fiscal 2007, a greater portion of fiscal 2007 bonuses and retirement plan contributions paid in cash instead of stock in fiscal 2008, an increase in inventories primarily related to increased activity in our logistics and products support business area and increased cash paid for income taxes. The increase in the average time to collect receivables at the end of fiscal 2008 as compared to fiscal 2007 was largely due to invoice processing delays arising from a system implementation at a major customer and billing delays attributable to our implementation of our new information technology system. During fiscal 2008, we recognized $64 million of excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to our reorganization merger as cash inflows from financing activities as required by SFAS No. 123(R) “Share-Based Payment.” Excess tax benefits, realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as previously required by SFAS No. 95 “Statement of Cash Flows.” The $120 million increase in fiscal 2007 cash flows from operations compared to fiscal 2006 was primarily due to decreases in cash paid for income taxes, higher income from continuing operations, and additional non-cash stock based compensation offset by increased accounts receivable balances due to increased revenue during the fourth quarter of fiscal 2007 as compared to the same period in fiscal 2006.

Cash Provided by (Used in) Investing Activities. We used $203 million of cash in support of investing activities during fiscal 2008, including $144 million to acquire two businesses, one in the Government segment and one in the Commercial segment and $61 million for purchases of property, plant and equipment. We generated cash from investing activities of $1.21 billion in fiscal 2007 primarily due to the liquidation of $1.66 billion in marketable securities in preparation for the November 2006 payment of the $2.45 billion special dividend offset by $377 million used in the acquisition of eight businesses and $73 million in purchases of property, plant and equipment. We used $581 million of cash in support of investing activities during fiscal 2006, including $291 million to purchase marketable securities, $212 million in the acquisition of four businesses and $52 million in purchases of property, plant and equipment.

32  SAIC, Inc. Annual Report

PART II

Cash Used in Financing Activities. We used $157 million of cash in support of financing activities during fiscal 2008, including $309 million used to repurchase shares of preferred and common stock, offset by $98 million in proceeds from the sale of stock and exercise of stock options and $64 million in excess tax benefits associated with stock-based compensation. We used cash in financing activities of $1.83 billion during fiscal 2007 primarily representing the payment of a special dividend of $2.45 billion and the repurchase of $724 million of stock offset by sales of $1.34 billion of stock, including $1.24 billion though our initial public offering, and exercise of stock options. We used $707 million of cash in support of financing activities in fiscal 2006, primarily representing repurchases of our stock of $818 million offset by sales of stock and exercises of stock options of $155 million. Repurchases of stock for each of the last three fiscal years were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Repurchases of stock:
Under publicly announced repurchase plans	$215	$42	$—
Limited market stock trades	—	230	399
Retirement plans	—	360	228
Upon employee terminations	—	—	112
Other stock repurchases	94	92	79
Total	$309	$724	$818

Prior to the initial public offering, we maintained an internal, limited market for the purpose of allowing our employees and retirement plans to periodically buy and sell shares of our stock. We had the right, but not the obligation, to repurchase stock in the limited market and retirement plan trades that we conducted, to the extent that the number of shares offered for sale exceeded the number of shares sought to be purchased. As a publicly traded company, we no longer conduct limited market or retirement plan trades.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate and regulatory requirements and other market conditions. Through January 31, 2008, we repurchased 14.7 million shares of our common stock under this program, which includes 12.2 million shares repurchased in fiscal 2008. On March 21, 2008, our board of directors authorized the repurchase of an aggregate of 40 million of shares under the stock repurchase program from and after the open of the NYSE on March 24, 2008 (excluding shares purchased under the stock repurchase program from December 2006 through March 21, 2008).

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that perform services on a specific customer contract. As of January 31, 2008, the pension plan had an underfunded projected benefit obligation of $21 million, which we expect to fund over future years. A dispute exists with the customer over the timeframe in which this underfunded pension obligation is required to be funded under terms of the customer contract and applicable pension regulations. The resolution of this dispute may result in an acceleration of both the funding and expense recognition of the unrecognized actuarial loss.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2008	2007
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	100	96
Other notes payable	35	39
	1,228	1,228
Less current portion	130	29
Total	$1,098	$1,199

We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

SAIC, Inc. Annual Report  33

PART II

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of January 31, 2008. Our other notes payable have interest rates from 5.0% to 11.0% and are due on various dates through fiscal 2017. For additional information on our notes payable and long-term debt, see Note 7 of the notes to consolidated financial statements.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2008, $745 million of the revolving credit facility was available, due to $5 million of outstanding standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See also “Commitments and Contingencies—Firm-Fixed-Price Contract with the Greek Government.”

The facility contains various customary restrictive covenants, including financial covenants. As of January 31, 2008, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 18 of the notes to consolidated financial statements. These off-balance sheet arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2008, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2009	2010- 2011	2012- 2013	2014 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,250	$201	$139	$671	$1,239
Operating lease obligations (2)	310	117	124	42	27
Capital lease obligations	1	1	—	—	—
Estimated purchase obligations (3)	21	19	1	—	1
Liabilities for uncertain tax positions (4)	32	32	—	—	—
Other long-term liabilities (5)	150	42	50	20	38
Total contractual obligations	$2,764	$412	$314	$733	$1,305

(1)

Includes total interest payments on our outstanding debt of $72 million in fiscal 2009, $138 million in fiscal 2010-2011, $120 million in fiscal 2012-2013 and $686 million in fiscal 2014 and thereafter.

(2)	Excludes $78 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(4)	Excludes obligations for uncertain tax positions of $28 million, which are included in other long-term liabilities.

(5)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon payments made in prior years and estimated future payments to the plan; liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire, a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

Commitments and Contingencies

Telkom South Africa

Our former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach

34  SAIC, Inc. Annual Report

PART II

of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. On September 27, 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in the second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the remaining issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions was scheduled for June 2008 in London. In February 2008, the arbitrator appointed a third party expert to provide an independent opinion regarding specific technical issues. The parties disagree on the scope of the third party expert’s mandate, as well as certain discovery issues. Consequently, the hearings originally scheduled for April and June have been cancelled and a hearing to address the outstanding procedural issues is scheduled for April 2008. As a result, the completion of the arbitration will likely be delayed. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. We received $4 million during the year ended January 31, 2008 related to amounts collected by Telcordia from Telkom South Africa.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2008 and 2007.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $15 million and ten years of TETRA radio network services for approximately $125 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

•	credit for past warranty, maintenance and TETRA services

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

SAIC, Inc. Annual Report  35

PART II

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

•

The initial price reduction assessed by the Customer for omissions and deviations on the 18 subsystems accepted to date totaled $14 million, which is $3 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. We have an informal agreement with the Customer to resolve the omissions and deviations on these 18 subsystems for a total price reduction of $6 million which has not yet been finalized through a contract modification.

•	The Customer has reduced the advance payment, performance and offset bonds requirement by $154 million.

•	We and our subcontractors are performing work under the terms of the modified Greek contract and modified subcontracts, including the requirement to deliver a modified CDSS.

•

The parent corporation of our principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Our subcontractor has represented to us that it did not make improper payments in connection with the Greek contract. We have taken a number of actions to confirm the accuracy of our subcontractor’s representations. If the subcontractor’s representations are ultimately determined to be false and improper payments were in fact made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact our subcontractor’s ability to perform the subcontract and our ability to perform the Greek contract. This could have a material adverse affect on our consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. We have recorded $124 million of losses under the Greek contract as of January 31, 2008. We recorded $1 million and $2 million of losses relating to foreign currency translation in fiscal 2008 and 2007, respectively, and $83 million of losses in fiscal 2006. The $124 million loss reflected our estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If we complete the work and receive future payments as required under the modified Greek contract, we may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and we are unable to reliably estimate the ultimate outcome. Accordingly, we have not adjusted and will not adjust the losses on this contract until such time as we can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, we are utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although we expect to receive additional payments in accordance with the terms of the modified Greek contract, our accounting as of January 31, 2008 was based on cash received to date. Through January 31, 2008, we have recognized revenues of $157 million, which represents a portion of the $201 million of cash received to date. We recognized $37 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the year ended January 31, 2008, primarily related to the receipt of payments from the Customer for services previously rendered.

We have $15 million of accounts receivable (classified as other assets) relating to value added taxes (VAT) that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to us all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

36  SAIC, Inc. Annual Report

PART II

In accordance with the terms of the Greek contract, we are required to maintain certain advance payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. As of January 31, 2008, there were $111 million in advance payment and performance standby letters of credit and $7 million in offset bonds outstanding. If the standby letters of credit are called based on a future failure to fulfill our obligations under the Greek contract, we may have the right to call some of the $71 million of bonds provided by our subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA, SAIC and SAIC Bermuda, our 100%-owned subsidiary and the entity that held our interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by us in repayment of a loan owed by DS&S. As of January 31, 2008, we have deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Other Joint Ventures

We are an investor in Danet Partnership GbR (Danet GbR), a German partnership accounted for under the equity method. Danet GbR has an internal equity trading market similar to the limited market that was formerly maintained by Science Applications International Corporation. We are required to provide liquidity rights to the other Danet GbR investors in certain circumstances. These rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to us in exchange for the current fair value of those shares. We do not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which we cannot determine will occur with any certainty. The carrying value of our investment in Danet GbR was $17 million as of January 31, 2008. The maximum potential obligation, assuming all the current Danet GbR investors were to put their Danet GbR shares to us, was $8 million as of January 31, 2008.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, we are not able to project the maximum potential obligations we could be required to make under the guarantee as of January 31, 2008 but, based on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded.

On September 15, 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of January 31, 2008, the fair value of the guarantee is not material.

SAIC, Inc. Annual Report  37

PART II

Debt Guarantee

SAIC Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation, a 100%-owned subsidiary, under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes and certain letters of credit. We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

Letters of Credit and Surety Bonds

We have outstanding letters of credit aggregating to $166 million at January 31, 2008, principally related to guarantees on contracts with domestic commercial and foreign government customers. Of the total outstanding letters of credit, $118 million was related to the firm-fixed-price contract with the Greek government described above, $5 million of which was issued under our revolving credit facility. We also have outstanding surety bonds aggregating to $169 million, principally related to performance and payment bonds.

Other

We are subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

During the year ended January 31, 2008, we recorded $8 million in costs associated with actions taken to remediate a data security lapse affecting several customer contracts. As part of the remediation effort, we continue to review our technology assets to evaluate any other areas of potential information security risk.

We maintain self-insured medical and workers compensation insurance plans. We provided estimated accruals for claims incurred but not yet reported of $25 million and $27 million as of January 31, 2008 and 2007, respectively.

We are subject to periodic audits by state and local governments for taxes other than income taxes. We do not believe that the outcome of any such tax matters would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows or our ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident in our interpretation of the pricing terms, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $5 million to $50 million, with the lower end of the range more likely. We have not recorded a liability for this matter as of January 31, 2008.

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We have defended and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 17 of the notes to consolidated financial statements, we sold our Telcordia subsidiary in fiscal 2006. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

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

38  SAIC, Inc. Annual Report

PART II

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

Although our primary revenue recognition policy is the percentage-of-completion method, we do have contracts for which we use other acceptable methods to record revenue (see Note 1 of the notes to consolidated financial statements). Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure and terms and conditions of the contract.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. As our common stock was not publicly-traded until October 13, 2006, the expected term of option awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment,” and volatility is estimated based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. We assumed weighted average volatilities of 26.8% and 33.4% for fiscal 2008 and 2007, respectively. All other assumptions held constant, a ten percentage point change in our fiscal 2008 volatility assumption would have increased or decreased the grant-date fair value of our fiscal 2008 option awards by approximately 23%.

Income Taxes. Provision for income taxes is recorded utilizing the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted. In addition, the provision for federal, state, foreign and local income taxes is calculated on reported financial statement income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We also have recognized liabilities for uncertain tax positions

SAIC, Inc. Annual Report  39

PART II

in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” We recognize liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at our best estimate of the taxes ultimately expected to be paid. A significant portion of our income taxes payable balance is comprised of liabilities for uncertain tax positions. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 12 of the notes to the consolidated financial statements. Including interest and penalties, we have liabilities for uncertain tax positions of $60 million at January 31, 2008, of which $32 million is classified as current income taxes payable on our consolidated balance sheet.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until final resolution of an examination by the IRS or State agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

Business Combinations and Goodwill and Intangible Assets Impairment. We have engaged and expect to continue to engage in business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.

Goodwill is assessed for impairment annually and whenever events or circumstances indicate a condition of impairment may exist. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could prevent management from taking an impairment charge when one may be required. Our goodwill impairment tests performed in fiscal years 2008, 2007, and 2006 did not result in any impairment of goodwill. The carrying value of goodwill as of January 31, 2008 was $1.08 billion.

Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate that a condition of impairment may exist. We did not recognize any impairment losses on intangible assets in fiscal 2008 and 2007. We recognized immaterial impairment losses on intangible assets in fiscal 2006. The carrying value of intangible assets as of January 31, 2008 was $102 million.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for us in the first quarter of fiscal 2009 and will be applied prospectively. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delay the effective date on SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS No. 159 are elective. This statement is effective for us in the first quarter of fiscal 2009 and may be applied prospectively. We do not intend to adopt the elective provisions of this statement.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business

40  SAIC, Inc. Annual Report

PART II

combination. This statement is effective for us with respect to all business combinations for which the acquisition date is after January 31, 2009. Adoption is not expected to materially impact our consolidated financial position or results of operations directly when it becomes effective, as the only impact that the statement will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the statement, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have significant effect on how acquisition transactions subsequent to January 31, 2009 are reflected in the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for us as of February 1, 2009, and shall be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. As of January 31, 2008, we do not have any consolidated subsidiaries in which there is a noncontrolling interest. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending January 31, 2010 and later periods during which we had a consolidated subsidiary with a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. The requirements of this statement are effective for us in the first quarter of fiscal 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact our consolidated financial position and results of operations.

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

SAIC, Inc. Annual Report  41

PART II

The table below provides information about our financial instruments at January 31, 2008 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the notional amounts and weighted average interest rates. The notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts. As described in Note 8 of the notes to consolidated financial statements, the swap agreements we entered into in May 2003 are expected to substantially offset interest rate exposures related to the swap agreements previously entered into in January 2002. As a result, on a combined basis, these swaps are no longer exposed to changing interest rates and we have excluded these swap agreements from the table below.

	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value as of January 31, 2008
	(dollars in millions)
Assets:
Cash and cash equivalents (1)	$1,096	$—	$—	$—	$—	$—	$1,096	$1,096
Average interest rate	4.27%	—	—	—	—	—
Liabilities:
Short-term and long-term debt:
Variable interest rate (2)	$28	$—	$1	$—	$1	$2	$32	$32
Weighted average interest rate	5.22%	—	7.00%	—	7.00%	7.00%
Fixed rate	$102	$1	$—	$—	$550	$550	$1,203	$1,217
Weighted average interest rate	6.77%	7.05%	—	—	6.25%	6.24%
Interest Rate Derivatives
Interest rate swap agreements:
Fixed to variable(3)	$100	—	—	—	—	—	$100	$1
Average receive rate	6.75%
Average pay rate	8.40%

(1)	Includes $42 million denominated in British pounds, $2 million denominated in Canadian dollars, $2 million denominated in Euros and $2 million denominated in Indian rupees.

(2)	The fiscal 2009 amount includes $26 million and $1 million denominated in Euros and Indian rupees, respectively.

(3)	We settled this swap agreement at its expiration date, which coincided with the payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008.

At January 31, 2008, our cash and cash equivalents, which include money market funds and money market accounts, bear variable interest rates. A 10% unfavorable interest rate movement would not materially impact the value of the holdings but would impact interest income in future periods.

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

We assess the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates on market sensitive instruments by performing a sensitivity analysis. The differences that result from comparing hypothetical foreign exchange rates and actual spot rates as of January 31, 2008 are the hypothetical gains and losses associated with foreign currency risk. As of January 31, 2008, holding all other variables constant, a 10% weakening of the U.S. dollar against the hedged currency would affect the fair values of the forward foreign exchange contracts by immaterial amounts.

Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

42  SAIC, Inc. Annual Report

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of January 31, 2008, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During the year ended January 31, 2008, we began a phased implementation of a new information technology system to be used as our accounting system. The implementation is expected to be completed in multiple phases through fiscal 2010. The transition to the new information technology system includes a significant effort in the testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, an appropriate level of testing and monitoring of the financial results recorded in the system will be conducted and our management will update the system of internal control over the impacted areas.

During the year ended January 31, 2008, our corporate operations and two of our twenty operating business units (representing approximately 10% of total consolidated revenues on a full year basis) were migrated to the new system. This migration did not materially affect our internal control over financial reporting because of the relatively low level of activity being performed in the new system. This phased implementation will materially affect our internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the annual period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness, as of January 31, 2008, of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2008 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

SAIC, Inc. Annual Report  43

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, CA

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2008, of the Company and our report dated March 25, 2008, expressed an unqualified opinion on those financial statements and included an explanatory paragraph for the adoption of new accounting standards relating to share-based payment and defined benefit pension obligations.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2008

44  SAIC, Inc. Annual Report

PART II

Item 9B. Other Information

None.

SAIC, Inc. Annual Report  45

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to our executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, and procedures by which stockholders may recommend nominees to our board of directors, see the information set forth under the captions “Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2008 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2008 is set forth below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders (1)	53,495,394	(2)	$13.41	96,188,698	(3)
Equity compensation plans not approved by security holders (4)	—		—	—	(4)
Total	53,495,394		$13.41	96,188,698

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)	Represents shares of our stock reserved for issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan and the 1999 Stock Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Represents 10,665,929 shares of our stock under the 2006 Employee Stock Purchase Plan and 85,522,769 shares under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A preferred stock) or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan was 75 million. The 2006 Equity Incentive Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 30 million shares, (ii) five percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A preferred stock) or (iii) a number determined by the board of directors or compensation committee. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased by the Company at the original purchase price or less or that are issuable upon exercise of awards granted under the Plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, (iii) that are retained upon exercise of a stock appreciation right or (iv) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the Plan.

46  SAIC, Inc. Annual Report

PART III

(4)	The Stock Compensation Plan and the Management Stock Compensation Plan have not been approved by security holders and are included in this plan category. These plans do not provide for a maximum number of shares available for future issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2008 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2008 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  47

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

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed December 11, 2007 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed December 11, 2007 with the SEC.

4.1	Form of Indenture between Science Applications International Corporation and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Science Applications International Corporation’s Amendment No. 1 to Form S-3 Registration No. 333-37117 filed on November 19, 1997.

4.2	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed July 3, 2002 with the SEC. SEC File No: 0-12771.

4.3	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase f/k/a The Chase Manhattan Bank. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

4.4	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, between Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.2	Guaranty of Registrant in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.3*	Registrant’s 2006 Equity Incentive Plan (as amended June 8, 2007). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 14, 2007 with the SEC.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to Science Applications International Corporation s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.4 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.
10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed March 1, 2006 with the SEC.

48  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit

10.8*	Registrant’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.25 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

10.9*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.11*	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.12*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.13*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000. SEC File No: 0-12771.

10.14*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC. SEC File No: 0-12771.

10.15	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.16	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

10.17*	Letter Amendment No. 2, dated effective July 31, 2007, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on August 1, 2007 with the SEC.

10.18*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.19*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.20	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

10.21*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.22*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.23*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.24*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

14	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004.

SAIC, Inc. Annual Report  49

PART IV

Exhibit Number	Description of Exhibit
18.1	Letter dated March 25, 2008 from Deloitte & Touche LLP regarding change in Accounting Principle.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

50  SAIC, Inc. Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ KENNETH C. DAHLBERG
Kenneth C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KENNETH C. DAHLBERG Kenneth C. Dahlberg	Chairman of the Board and Principal Executive Officer	March 25, 2008

/s/ MARK W. SOPP Mark W. Sopp	Principal Financial Officer	March 25, 2008

/s/ JOHN R. HARTLEY John R. Hartley	Principal Accounting Officer	March 25, 2008

/s/ FRANCE A. CÓRDOVA France A. Córdova	Director	March 25, 2008

/s/ WOLFGANG H. DEMISCH Wolfgang H. Demisch	Director	March 25, 2008

/s/ JERE A. DRUMMOND Jere A. Drummond	Director	March 25, 2008

/s/ JOHN J. HAMRE John J. Hamre	Director	March 25, 2008

/s/ MIRIAM E. JOHN Miriam E. John	Director	March 25, 2008

/s/ ANITA K. JONES Anita K. Jones	Director	March 25, 2008

/s/ JOHN P. JUMPER John P. Jumper	Director	March 25, 2008

/s/ HARRY M.J. KRAEMER, JR. Harry M. J. Kraemer, Jr.	Director	March 25, 2008

/s/ EDWARD J. SANDERSON, JR. Edward J. Sanderson, Jr.	Director	March 25, 2008

/s/ LOUIS A. SIMPSON Louis A. Simpson	Director	March 25, 2008

/s/ A. THOMAS YOUNG A. Thomas Young	Director	March 25, 2008

SAIC, Inc. Annual Report  51

SAIC, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the adoption of SFAS No. 123(R), Share-Based Payment, effective February 1, 2006, and its method of accounting for the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective January 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2008

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2008	2007	2006
	(in millions, except per share amounts)
Revenues	$8,935	$8,061	$7,518
Costs and expenses:
Cost of revenues	7,698	6,974	6,568
Selling, general and administrative expenses	571	515	480
Operating income	666	572	470
Non-operating income (expense):
Interest income	56	116	96
Interest expense	(90)	(92)	(88)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(3)
Other income (expense), net	(3)	5	(7)
Income from continuing operations before income taxes	626	596	468
Provision for income taxes	240	231	133
Income from continuing operations	386	365	335
Discontinued operations (Note 17):
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including net gain on sales of $34 million, $19 million and $871 million in fiscal 2008, 2007 and 2006, respectively)	40	40	902
Minority interest in income of consolidated subsidiaries	(2)	(9)	(11)
Provision for income taxes	9	5	299
Income from discontinued operations	29	26	592
Net income	$415	$391	$927
Earnings per share:
Basic:
Income from continuing operations	$.96	$1.04	$.96
Income from discontinued operations	.07	.07	1.70
	$1.03	$1.11	$2.66
Diluted:
Income from continuing operations	$.93	$1.00	$.93
Income from discontinued operations	.07	.07	1.65
	$1.00	$1.07	$2.58
Weighted average shares outstanding:
Basic	404	352	348
Diluted	417	364	359

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2008	2007
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,096	$1,109
Receivables, net	1,886	1,598
Inventory, prepaid expenses and other current assets	255	190
Assets of discontinued operations	—	85
Total current assets	3,237	2,982
Property, plant and equipment, net	393	382
Intangible assets, net	102	109
Goodwill	1,077	920
Deferred income taxes	71	57
Other assets	101	109
	$4,981	$4,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,111	$1,032
Accrued payroll and employee benefits	562	507
Income taxes payable	29	73
Notes payable and long-term debt, current portion	130	29
Liabilities of discontinued operations	—	25
Total current liabilities	1,832	1,666
Notes payable and long-term debt, net of current portion	1,098	1,199
Other long-term liabilities	150	102
Commitments and contingencies (Notes 14 and 18)
Minority interest in consolidated subsidiaries	—	56
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 234 million and 320 million shares issued and outstanding at January 31, 2008 and 2007, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 179 million and 92 million shares issued and outstanding at January 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	1,836	1,557
Retained earnings	88	6
Accumulated other comprehensive loss	(23)	(27)
Total stockholders’ equity	1,901	1,536
	$4,981	$4,559

See accompanying notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2005	—	363	$2,280	$212	$(105)	$(36)
Net income	—	—	—	927	—	—	$927
Other comprehensive income	—	—	—	—	—	4	4
Issuances of stock	—	27	443	—	—	—	—
Repurchases of stock	—	(47)	(283)	(724)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	21	—	—
Balance at January 31, 2006	—	343	2,508	415	(84)	(32)	$931
Net income	—	—	—	391	—	—	$391
Other comprehensive income	—	—	—	—	—	15	15
Initial public offering of common stock	86	—	1,243	—	—	—	—
Issuances of preferred stock and other stock transactions	—	21	289	—	—	—	—
Repurchases of stock	(2)	(36)	(267)	(602)	—	—	—
Conversion of preferred stock to common stock	8	(8)	—	—	—	—	—
Special dividend	—	—	(2,245)	(198)	—	—	—
Income tax benefit from employee stock transactions	—	—	41	—	—	—	—
Stock-based compensation	—	—	44	—	28	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10)	—
Elimination of unearned compensation upon modification of stock awards	—	—	(56)	—	56	—	—
Balance at January 31, 2007	92	320	1,557	6	—	(27)	$406
Net income	—	—	—	415	—	—	$415
Other comprehensive income	—	—	—	—	—	4	4
Issuances of preferred stock and other stock transactions	—	28	292	—	—	—	—
Repurchases of stock	(12)	(15)	(166)	(332)	—	—	—
Conversion of preferred stock to common stock	99	(99)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	64	—	—	—	—
Stock-based compensation	—	—	89	—	—	—	—
Adjustment to initially apply FIN 48, net of tax	—	—	—	(1)	—	—	—
Balance at January 31, 2008	179	234	$1,836	$88	$—	$(23)	$419

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2008	2007	2006
	(in millions)
Cash flows from operations:
Net income	$415	$391	$927
Income from discontinued operations	(29)	(26)	(592)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	80	71	68
Stock-based compensation	89	64	39
Excess tax benefits from stock-based compensation	(64)	(9)	—
Other non-cash items	24	22	16
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(237)	(68)	49
Inventory, prepaid expenses and other current assets	(46)	8	41
Deferred income taxes	(4)	3	(42)
Other assets	(5)	2	(19)
Accounts payable and accrued liabilities	47	33	53
Accrued payroll and employee benefits	54	97	95
Income taxes payable	28	108	(75)
Other long-term liabilities	(7)	(3)	13
Total cash flows provided by operations	345	693	573
Cash flows from investing activities:
Expenditures for property, plant and equipment	(61)	(73)	(52)
Acquisitions of businesses, net of cash acquired of $29, $14 and $4 in fiscal 2008, 2007 and 2006, respectively	(144)	(377)	(212)
Payments for businesses acquired in previous years	(1)	(1)	(14)
Purchases of marketable securities available-for-sale	—	(4,258)	(7,852)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917	7,561
Other	3	3	(12)
Total cash flows provided by (used in) investing activities	(203)	1,211	(581)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(10)	(20)	(40)
Sales of stock through initial public offering	—	1,243	—
Sales of stock and exercise of stock options	98	100	155
Repurchases of stock	(309)	(724)	(818)
Payment of a special dividend	(2)	(2,439)	—
Excess tax benefits from stock-based compensation	64	9	—
Other	2	(2)	(4)
Total cash flows used in financing activities	(157)	(1,833)	(707)
Increase (decrease) in cash and cash equivalents from continuing operations	(15)	71	(715)
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(3)	22	(296)
Cash provided by investing activities of discontinued operations	1	15	1,063
Cash used in financing activities of discontinued operations	—	(30)	(6)
Increase (decrease) in cash and cash equivalents from discontinued operations	(2)	7	761
Total increase (decrease) in cash and cash equivalents	(17)	78	46
Cash and cash equivalents at beginning of year—continuing operations	1,109	1,001	959
Cash and cash equivalents at beginning of year—discontinued operations	4	34	30
Cash and cash equivalents at beginning of year	1,113	1,035	989
Cash and cash equivalents at end of year—continuing operations	1,096	1,109	1,001
Cash and cash equivalents at end of year—discontinued operations	—	4	34
Cash and cash equivalents at end of year	$1,096	$1,113	$1,035

See accompanying notes to consolidated financial statements.

F-6  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Reporting Entity

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, the shares of common stock of Science Applications International Corporation were exchanged for shares of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of 86.25 million shares of its common stock.

In October 2006, SAIC, Inc. completed the initial public offering of its common stock for net proceeds of $1.24 billion, after deducting underwriting commissions and discounts and other offering-related costs. The common stock began trading on the New York Stock Exchange under the ticker symbol “SAI” on October 13, 2006.

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

The consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. Outside investors’ interests in the majority-owned subsidiaries are reflected as minority interest. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2008 is referred to as “fiscal 2008” in these notes to consolidated financial statements.

Reorganization Merger

Pursuant to the October 2006 reorganization merger, each share of Class A common stock and Class B common stock of Science Applications International Corporation was exchanged for two shares and 40 shares, respectively, of Class A preferred stock of SAIC, Inc. The number and exercise price of stock options outstanding were adjusted for this exchange.

The shares of Class A preferred stock of SAIC, Inc. were allocated 20% to series A-1 preferred stock, 20% to series A-2 preferred stock, 30% to series A-3 preferred stock, and 30% to series A-4 preferred stock. The different series were identical, except for applicable restriction periods. Shares of Class A preferred stock were not transferable or convertible into common stock until the applicable restriction periods expired. On October 9, 2007, each share of series A-1, A-2, A-3 and A-4 preferred stock was reclassified as one share of Class A preferred stock without any series designation. All applicable restriction periods lapsed prior to the reclassification as Class A preferred stock. When shares of Class A preferred stock are sold or transferred to other than a permitted transferee, as defined in the certificate of incorporation of SAIC, Inc., the shares convert into common stock on a one-for-one basis.

Special Dividend

Prior to the October 2006 reorganization merger and the initial public offering, the board of directors of Science Applications International Corporation declared a special dividend of $15 per share of Class A common stock and $300 per share of Class B common stock to holders of record as of October 12, 2006. The stock options outstanding as of the dividend record date were adjusted to maintain the pre-dividend fair value. This adjustment resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding (Note 10). Stock-based compensation was not affected by this adjustment as it was required by the terms of the 1999 Stock Incentive Plan. The special dividend of $2.45 billion was paid in November 2006.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

SAIC, Inc. Annual Report  F-7

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC, in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC nor are there any minority investors in any consolidated subsidiary. On October 27, 2006, the Company completed the sale of its majority-owned subsidiary, ANXeBusiness Corp. (ANX). On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction), ANX and Telcordia have been classified as discontinued operations (Note 17) for all periods presented.

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

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are first identified. Amounts billed and collected but not yet recognized as revenue under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2004. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balances are expected to be collected beyond one year.

F-8  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Pre-contract Costs

Costs incurred on projects accounted for under the percentage-of-completion accounting method may be recognized as pre-contract costs and deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents are invested in institutional money market funds, money market accounts and time deposits.

Investments

Investments in affiliates and corporate joint ventures where the Company has an ownership interest representing between 20% and 50%, or over which the Company has the ability to exercise significant influence, are accounted for under the equity method whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ individual assets and liabilities. The Company recognized revenues of $21 million, $16 million and $15 million on sales to these equity method investees during the years ended January 31, 2008, 2007 and 2006, respectively.

Equity investments in affiliates over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or adjusted cost net of other-than-temporary impairments.

Management evaluates its investments in private equity securities for other-than-temporary impairment at each balance sheet date. If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the security to its estimated fair value (Note 11).

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods and consists of material used in the production of border, port and mobile security products. Work-in-process inventory, which consists of border, port and mobile security products, includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers in addition to manufactured border, port and mobile security products. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

Property, Plant and Equipment

Depreciation of buildings is recognized using the straight-line method over estimated useful lives of ten to forty years while the related improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of ten years. Depreciation of equipment is recognized using the straight-line method or the declining-balance method over the estimated useful lives of three to nine years.

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

SAIC, Inc. Annual Report  F-9

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill (Note 5) is assessed for impairment annually and whenever events or circumstances indicate a condition of impairment may exist. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

During the fourth quarter ended January 31, 2008, the Company changed the date of its annual goodwill impairment assessment from the beginning of the final month of the fourth quarter to the beginning of the fourth quarter. This change was performed to better support the completion of the assessment prior to the Company’s new 60-day filing requirement for its Annual Report on Form 10-K as an accelerated filer for the year ended January 31, 2008, and in order to better align the timing of this assessment with the Company’s normal process for updating its strategic plan and forecasts. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The goodwill impairment tests performed in fiscal years 2008, 2007, and 2006 did not result in any impairment of goodwill. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives of one to fifteen years. Intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate that a condition of impairment may exist. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes

Provision for income taxes is recorded utilizing the liability method in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” and related interpretations. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities on an annual basis (Note 12). Under the liability method, changes in tax rates and laws are reflected in income in the period such changes are enacted.

The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on February 1, 2007 (Note 12). The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at the Company’s best estimate of the taxes ultimately expected to be paid. A significant portion of the Company’s income taxes payable balance is comprised of liabilities for uncertain tax positions.

Stock-Based Compensation

On February 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (Note 10). This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the fair value of any discount greater than 5% on employee stock purchases made under its employee stock purchase plan (ESPP).

F-10  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that perform services on a specific customer contract. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)) on January 31, 2007 (Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, short-term investments, foreign currency forward exchange contracts, and interest rate derivative contracts. At January 31, 2008, the Company’s cash and cash equivalents, which include money market funds and money market accounts, bear variable interest rates.

Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

Fair Value of Financial Instruments

The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents are recorded at fair value. The fair value of long-term investments in private equity securities is estimated using various valuation techniques and factors, such as discounted cash flow models, market prices of comparable companies and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 7) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for the Company in the first quarter of fiscal 2009 and will be applied prospectively. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delay the effective date on SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS No. 159 are elective. This statement is effective for the Company in the first quarter of fiscal 2009 and may be applied prospectively. The Company does not intend to adopt the elective provisions of this statement.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for the Company with respect to all business combinations for which the acquisition date is after January 31, 2009. Adoption is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective, as the only impact that the statement will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of the statement, the resolution of such items at values that differ from recorded amounts will be adjusted through earnings, rather than through goodwill. Adoption of this statement is, however, expected to have significant effect on how acquisition transactions subsequent to January 31, 2009 are reflected in the financial statements.

SAIC, Inc. Annual Report  F-11

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This statement is effective for the Company as of February 1, 2009, and shall be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. As of January 31, 2008, the Company does not have any consolidated subsidiaries in which there is a noncontrolling interest. The retrospective presentation and disclosure requirements of this statement will be applied to any prior periods presented in financial statements for the fiscal year ending January 31, 2010, and later periods during which the Company had a consolidated subsidiary with a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance, and cash flows. The requirements of this statement are effective for the Company in the first quarter of fiscal 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

Note 2—Earnings Per Share (EPS):

The following EPS information reflects the exchange of shares in the reorganization merger as described in Note 1. Shares of common stock contain the same economic rights as shares of Class A preferred stock, however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method. Therefore, the two-class method is not shown below.

Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of January 31, 2008 and 2007 were 10 million shares and 8 million shares, respectively, that were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Basic weighted average number of shares outstanding	404	352	348
Add: Dilutive common share equivalents
Stock options	11	9	8
Unvested stock awards and other stock-based awards	2	3	3
Diluted weighted average number of shares outstanding	417	364	359
Antidilutive shares excluded (stock options)	6	1	—

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the years ended January 31, 2008, 2007 and 2006.

F-12  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2008	2007
	(in millions)
Receivables, net:
Billed less allowance for doubtful accounts of $9 million and $5 million as of January 31, 2008 and 2007, respectively	$1,419	$1,204
Unbilled	452	379
Contract retentions	15	15
	$1,886	$1,598
Inventory, prepaid expenses and other current assets:
Inventories	$99	$50
Prepaid expenses	52	41
Restricted cash	20	22
Pre-contract costs (Note 1)	7	7
Deferred income taxes	43	21
Other	34	49
	$255	$190
Property, plant and equipment, net:
Computers and other equipment	$226	$199
Buildings and improvements	232	232
Leasehold improvements	133	108
Office furniture and fixtures	50	41
Land	47	47
Construction in progress	2	16
	690	643
Less accumulated depreciation and amortization	297	261
	$393	$382
Other assets:
Equity method investments	$26	$20
Cost method investments	22	36
Other	53	53
	$101	$109
Accounts payable and accrued liabilities:
Accounts payable	$491	$462
Accrued liabilities	465	423
Collections in excess of revenues on uncompleted contracts and deferred revenue	155	147
	$1,111	$1,032
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$337	$300
Accrued vacation	208	189
Accrued contributions to employee benefit plans	17	18
	$562	$507
Other long-term liabilities:
Accrued pension liabilities	$21	$24
Deferred compensation	41	43
Liability for uncertain tax positions	28	—
Other	60	35
	$150	$102

Note 4—Acquisitions:

The Company completed acquisitions of certain businesses in fiscal 2008, 2007 and 2006, which individually and in the aggregate were not considered material business combinations in the year acquired.

In fiscal 2008, the Company completed two acquisitions, one in the Government segment (Note 16) and one in the Commercial segment for an aggregate purchase price of $173 million in cash and $1 million of accrued acquisition

SAIC, Inc. Annual Report  F-13

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments. One acquired business is a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities construction. The other acquired business is an India-based provider of onsite and offshore IT solutions and technology consulting in the science and engineering sector. The preliminary purchase price allocations related to these acquisitions resulted in identifiable intangible assets of $26 million ($24 million assigned to the Government segment and $2 million assigned to the Commercial segment) and goodwill of $118 million ($104 million assigned to the Government segment and $14 million to the Commercial segment), $104 million of which was tax deductible. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of seven years. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received.

In fiscal 2008, the Company also completed a reorganization transaction resulting in the disposition of its 55% interest in its consolidated majority-owned subsidiary, AMSEC LLC, in exchange for the Company’s acquisition of certain divisions and subsidiaries of AMSEC LLC. The Company recorded intangible assets of $7 million and non-tax deductible goodwill of $20 million in the Government segment related to the former AMSEC LLC divisions and subsidiaries acquired in the reorganization. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of nine years.

In fiscal 2007, the Company completed eight acquisitions in its Government segment for an aggregate purchase price of $395 million, which consisted of $392 million in cash and $3 million of accrued acquisition payments. The final purchase price allocations resulted in identifiable intangible assets of $60 million (amortizable over a weighted average life of five years) and goodwill of $305 million, of which $221 million was tax deductible. The intangible assets consisted of customer relationships of $37 million that are amortizable over a weighted average life of six years, software and technology of $19 million that are amortizable over a weighted average life of four years and non-amortizable tradenames of $4 million.

In fiscal 2006, the Company completed four acquisitions for an aggregate purchase price of $234 million, which consisted of $217 million in cash and 781,000 shares of the Company’s stock that had a fair value of $17 million on the date of issuance. The final purchase price allocations resulted in identifiable intangible assets of $36 million (amortizable over a weighted average life of seven years) and goodwill of $195 million, $32 million of which was tax deductible. The intangible assets consisted of customer relationships of $17 million that are amortizable over a weighted average life of four years, software and technology of $14 million that are amortizable over a weighted average life of 12 years and other intangible assets of $5 million that are amortizable over a weighted average life of 2 years.

In March 2008, the Company entered into definitive purchase agreements to acquire two companies for an aggregate purchase price of approximately $200 million. These acquisitions are subject to customary closing conditions including termination or expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2006	$600	$24	$624
Acquisitions	291	—	291
Foreign currency translation	—	2	2
Adjustments	6	(3)	3
Goodwill at January 31, 2007	897	23	920
Acquisitions	124	14	138
Foreign currency translation	—	1	1
Adjustments	18	—	18
Goodwill at January 31, 2008	$1,039	$38	$1,077

Goodwill adjustments in fiscal 2008 and 2007 resulted from the finalization of purchase price allocations related to prior year acquisitions. The incremental goodwill of $20 million related to the reorganization transaction of AMSEC LLC in fiscal 2008 is included in the acquisitions amount for the Government segment.

F-14  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consisted of the following:

	January 31
	2008			2007
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$103	$38	$65	$75	$30	$45
Software and technology	54	22	32	63	12	51
Other	5	4	1	18	11	7
Total amortizable intangible assets	162	64	98	156	53	103
Non-amortizable intangible assets:
Tradenames	4	—	4	6	—	6
Total intangible assets	$166	$64	$102	$162	$53	$109

Amortizable intangible assets with a gross carrying value of $6 million, $17 million and $7 million became fully amortized during the years ended January 31, 2008, 2007 and 2006, respectively, and, therefore are no longer reflected in the gross carrying value after being fully amortized. Intangible assets arising from acquisitions made prior to February 1, 2007 decreased by $13 million in fiscal 2008 due to the finalization of the valuation of certain intangible assets and other purchase price allocations. Amortization expense related to amortizable intangible assets was $28 million, $26 million and $29 million in fiscal 2008, 2007 and 2006, respectively.

The estimated annual amortization expense related to amortizable intangible assets as of January 31, 2008 is as follows (in millions):

Fiscal Year Ending January 31,
2009	$28
2010	21
2011	15
2012	10
2013	8
2014 and thereafter	16
$98

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. In fiscal 2008 and 2007, the Company did not recognize any impairment losses on intangible assets. In fiscal 2006, the Company recognized immaterial impairment losses on intangible assets.

Note 6—Revolving Credit Facility:

SAIC, Inc.’s 100%-owned subsidiary, Science Applications International Corporation, has a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2008 and 2007, there were no borrowings outstanding under the revolving credit facility.

As of January 31, 2008, $745 million of the revolving credit facility was available, due to $5 million of outstanding standby letters of credit issued in connection with the Company’s contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract (Note 18).

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2008. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities and to declare and pay a dividend on the Company’s stock. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events,

SAIC, Inc. Annual Report  F-15

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

SAIC, Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation under the revolving credit facility (Note 19).

Note 7—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following:

	January 31
	2008	2007
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	100	96
Other notes payable	35	39
	1,228	1,228
Less current portion	130	29
	$1,098	$1,199

In fiscal 2003, the Company issued $550 million of 6.25% senior unsecured notes (6.25% notes). The 6.25% notes are due on July 1, 2012 with interest payable semi-annually beginning January 1, 2003. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 6.5%. The fair value of the 6.25% notes exceeded the carrying value by $40 million and $16 million at January 31, 2008 and 2007, respectively.

In fiscal 2004, the Company completed an offering of $300 million of senior unsecured notes (5.5% notes). The 5.5% notes are due on July 1, 2033 with interest payable on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense using the effective interest method, which results in an effective interest rate of 5.8%. The fair value of the 5.5% notes was less than the carrying value by $41 million and $31 million at January 31, 2008 and 2007, respectively.

In fiscal 2003, the Company issued $250 million of 7.125% senior unsecured notes (7.125% notes). The 7.125% notes are due on July 1, 2032 with interest payable semi-annually beginning January 1, 2003. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 7.43%. The fair value of the 7.125% notes exceeded the carrying value by $15 million and $21 million at January 31, 2008 and 2007, respectively.

In fiscal 1998, the Company issued $100 million of 6.75% senior unsecured notes with a nominal discount (6.75% notes) with interest paid semi-annually beginning August 1, 1998. The Company paid $100 million to settle the 6.75% notes at maturity on February 1, 2008. The 6.75% notes had an effective interest rate of 8.3%, due principally to the amortization of the loss on the settlement of a related treasury lock contract, the discount on issuance of the notes and underwriting fees associated with the offering. In fiscal 2005, the Company entered into interest rate swaps related to this debt as described in Note 8.

The Company is subject to certain restrictions on the notes described above, such as limitations on liens and sale and leaseback transactions. As of January 31, 2008, the Company was in compliance with these restrictions.

The Company has various other notes payable with interest rates from 5.0% to 11.0% that are due on various dates through fiscal 2017. Maturities of notes payable and long-term debt are as follows (in millions):

Year Ending January 31
2009	$130
2010	1
2011	1
2012	1
2013	550
2014 and thereafter	552
Total principal payments	1,235
Less unamortized discount	7
$1,228

F-16  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Derivative Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. They include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions. The Company does not hold derivative instruments for trading or speculative purposes.

Interest Rate Risk

The Company entered into interest rate swap agreements in fiscal 2002 (2002 swap agreements), which converted a variable payment stream to a fixed payment stream. In fiscal 2004, the 2002 swap agreements were no longer designated in a cash flow hedging relationship. Consequently, all subsequent changes in fair value of the 2002 swap agreements through the expiration of the agreements are recorded in income. Additionally, the cumulative loss before income taxes at the date of the change in designation of $14 million is amortized as additional interest expense through expiration of the agreements. The agreements expire in fiscal 2009.

In fiscal 2004, the Company entered into additional interest rate swaps (2004 swap agreements) to offset the effects of the 2002 swap agreements. The net change in the fair values of the 2002 and 2004 swap agreements since the fiscal 2004 change in designation has not been material and has been recorded as additional interest expense. At January 31, 2008, the combined fair value of the 2002 and 2004 swap agreements was $2 million, all of which is reflected in accrued liabilities. At January 31, 2007, the combined fair value of the 2002 and 2004 swap agreements was $5 million, of which $3 million and $2 million are reflected in accrued liabilities and other long-term liabilities, respectively.

The Company entered into interest rate swap agreements in fiscal 2005 (2005 swap agreements) to convert the fixed interest payments on its $100 million 6.75% notes (Note 7) to a variable rate, computed based on a rolling six-month LIBOR plus a margin. These swap agreements were designated as fair value hedges of changes in the notes’ fair value and were fully effective in offsetting the change in fair value of the underlying notes. On February 1, 2008, the Company paid $1 million on the expiration date of the 2005 swap agreements as final settlement. The fair value of the 2005 swap agreements at January 31, 2007 was a liability of $2 million, which was reflected in accrued liabilities.

Foreign Currency Risk

Although the majority of the Company’s transactions are in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s objective in managing its exposure to foreign currency rate fluctuations is to mitigate adverse fluctuations in earnings and cash flows associated with foreign currency exchange rate fluctuations. The Company manages cash flow exposure of certain receivables, payables and anticipated transactions through the use of natural hedges and foreign currency forward exchange contracts. Foreign currency forward exchange contracts are contracts requiring the Company to exchange a stated quantity of a currency for a fixed amount of a second currency. At January 31, 2008, the Company did not apply hedge accounting treatment to any of its foreign currency forward exchange contracts. Accordingly, the change in fair value of these contracts was recorded in income.

Note 9—Retirement Plans:

SAIC Retirement Plan

The Company maintains the SAIC Retirement Plan (SRP), which is both a 401(k) plan and an employee stock ownership plan (ESOP). The SRP allows eligible participants to defer a portion of their income through payroll deductions. Employee deferrals are fully vested and may be matched by the Company. Employees are eligible to immediately participate in the SRP and receive the Company matching contribution upon their employment with the Company. The Company’s matching contribution is a 50% match for each dollar an employee contributes to the 401(k), up to 6% of the employee’s eligible compensation. In addition, the Company may also provide profit sharing contributions in cash and Company stock. These contributions are based upon amounts determined annually by the board of directors and are allocated to participants’ accounts based on their annual eligible compensation. Employees must meet a one-year eligibility period to qualify for profit sharing contributions made by the Company. Participants’ interests in the Company’s matching and profit sharing contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. The Company’s contributions, including the matching contributions, expensed related to the SRP and previous plans were $139 million, $127 million and $121 million in fiscal 2008, 2007 and 2006, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus and sign-on bonus. The Company makes no contributions to the Keystaff Deferral Plan but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (4.93% to 5.93% during fiscal 2008). Deferred balances are

SAIC, Inc. Annual Report  F-17

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their annual bonus awards granted under the 2006 Equity Incentive Plan (Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Defined Benefit Plans

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that perform services on a specific customer contract.

Adoption of New Standard. In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).” The Company adopted SFAS No. 158 on January 31, 2007 and the effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet are presented in the following table:

	Before Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at January 31, 2007
	(in millions)
Deferred income taxes	$73	$5	$78
Accrued pension liabilities (other long-term liabilities)	9	15	24
Total liabilities	2,952	15	2,967
Accumulated other comprehensive loss	(17)	(10)	(27)
Total stockholders’ equity	1,546	(10)	1,536

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan. The plan has a January 31 measurement date.

	Year Ended January 31
	2008	2007
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$121	$113
Service cost	4	5
Interest cost	7	6
Plan participants’ contributions	1	1
Actuarial gain	(10)	(14)
Benefits paid	(2)	(1)
Foreign currency translation	3	11
Benefit obligation at end of year	$124	$121

	Year Ended January 31
	2008	2007
	(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$97	$75
Actual return on plan assets	(3)	7
Company contributions	8	6
Plan participants’ contributions	1	1
Benefits paid	(2)	(1)
Foreign currency translation	2	9
Fair value of plan assets at end of year	$103	$97

	January 31
	2008	2007
	(in millions)
Funded status at end of year	$(21)	$(24)
Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(21)	$(24)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$27	$27

F-18  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts for the defined benefit pension plan with an accumulated benefit obligation in excess of plan assets were as follows:

	January 31
	2008	2007
	(in millions)
Projected benefit obligation	$124	$121
Accumulated benefit obligation	109	106
Fair value of plan assets	103	97

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Service cost	$4	$5	$3
Interest cost	7	6	5
Expected return on plan assets	(7)	(6)	(5)
Amortization of actuarial loss	1	2	2
	$5	$7	$5

The net actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during fiscal 2009 is $1 million.

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2008	2007
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	6.2%	5.3%
Rate of compensation increase	4.3	3.9

	Year Ended January 31
	2008	2007	2006
Assumptions used to determine net periodic benefit cost:
Discount rate	5.3%	4.7%	5.3%
Expected return on plan assets	7.3	7.3	7.6
Rate of compensation increase	3.9	3.6	3.6

The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is based on a variety of factors including long-term historical market returns for the various asset classes in the plans and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plans, is performed to determine an overall average expected long-term rate of return.

Plan Assets. As of the measurement date, pension plan assets were allocated as follows:

	January 31
	2008	2007
International equity securities	68%	70%
Debt securities	23	22
Real estate and other	9	8
	100%	100%

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

SAIC, Inc. Annual Report  F-19

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows. During fiscal 2009, the Company expects to contribute approximately $7 million to the defined benefit pension plan. Estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $2 million for each of the years in fiscal 2009 to 2013. Total estimated benefit payments for fiscal 2014 through 2018 are expected to be $23 million. A dispute exists with the customer over the timeframe in which the underfunded projected benefit obligation is required to be funded under the terms of the customer contract and applicable pension regulations. The resolution of this dispute may result in an acceleration of both the funding and expense recognition of the unrecognized actuarial loss.

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

Note 10—Stock-Based Compensation:

On February 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” Prior to February 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no compensation expense was reflected in net income for stock options granted to employees and directors, as all stock options had an exercise price equal to the fair value of the underlying stock on the date of grant. Additionally, no compensation expense was recognized for the ESPP because it was a non-compensatory plan. Compensation expense was recognized for grants of vesting and vested stock awards based on the fair value of the underlying stock on the date of grant, with vesting stock expense recognized on a straight-line basis over the period in which the awards were earned. The Company accounted for stock options granted to non-employees using the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company adopted SFAS No. 123(R) using the modified prospective transition method for stock-based awards granted on or after September 1, 2005, the date the Company made its initial filing with the SEC for the initial public offering, and the prospective transition method for stock-based awards granted prior to September 1, 2005. The difference in accounting treatment between options granted prior to and on or after September 1, 2005 is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. Under these transition methods, compensation expense associated with stock options during the year ended January 31, 2007, includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, there is no compensation expense resulting from options granted to employees and directors prior to September 1, 2005 unless a modification is made to those options other than a modification in conjunction with an equity restructuring to equalize the fair value of the options immediately before and after an equity restructuring. In connection with the reorganization merger, a modification was made to outstanding stock options in order to equalize the fair value, which consequently did not result in any incremental fair value or compensation expense.

Compensation expense recorded for stock options and vesting stock includes an estimated forfeiture rate. For vesting stock granted prior to September 1, 2005, the Company had accounted for the effects of forfeitures of vesting stock as the forfeitures occurred until the completion of the initial public offering and reorganization merger. In connection with the reorganization merger, which constituted a modification in connection with an equity restructuring, the Company recorded a cumulative effect adjustment, which reduced stock-based compensation by $12 million, to apply an estimated forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on awards granted to certain individuals that were eligible for special retirement without forfeiture of their award. As a result, all future stock-based compensation expense on vesting stock and stock options will include an estimated forfeiture rate. Additionally, the Company reclassified all remaining unearned compensation related to unvested stock awards at the time of modification to additional paid-in capital.

Plan Summaries. At January 31, 2008, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the 1999 Stock Incentive Plan (SIP), the 1984 Bonus Compensation Plan (BCP), the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan.

F-20  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since October 16, 2006, the date of the reorganization merger, all stock awards are issued under the 2006 Equity Incentive Plan and stock awards are no longer issued under the SIP or BCP. The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, deferred stock awards, phantom stock awards, cash awards, performance awards, and other similar types of stock awards. As of January 31, 2008, the Company has issued stock options, vested stock awards, restricted stock awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Awards under the BCP become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement. Stock awards granted under the plans generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. The amounts expensed under these plans were $167 million, $140 million and $115 million in fiscal 2008, 2007 and 2006, respectively, including cash bonuses. As of January 31, 2008, 86 million shares of the Company’s stock were reserved for issuance under the 2006 Equity Incentive Plan.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of stock awards granted under the Stock Compensation Plans, which are vesting stock awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant. For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. Awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of Company stock held in the accounts will be immediately distributed. The amounts expensed under these plans were $6 million, $2 million and $6 million in fiscal 2008, 2007 and 2006, respectively. As a result of the reorganization merger discussed above, stock-based compensation expense in fiscal 2007 for the Stock Compensation Plans was reduced by $5 million. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

The Company has an ESPP which, prior to January 1, 2008, allowed eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. Effective January 1, 2008, the discount was reduced to 5% of fair market value on the date of purchase. As of January 31, 2008, 11 million shares were authorized and reserved for issuance under the ESPP.

Total Stock-based Compensation. Total stock-based compensation expense under all plans was as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Stock options	$27	$22	$—
Vesting stock awards	51	29	38
Vested stock awards	—	2	1
ESPP discount	11	11	—
Total stock-based compensation expense	$89	$64	$39

These amounts do not include $4 million, $54 million and $71 million in vested stock issued during the years ended January 31, 2008, 2007 and 2006, respectively, as settlement of annual bonus accruals in the following year under the 2006 Equity Incentive Plan and BCP and accrued retirement plan contributions. In addition, during fiscal 2007, the Company recognized $9 million of expense related to dividends paid on unvested shares of vesting stock expected to be forfeited in future periods which is not reflected in the table above.

SAIC, Inc. Annual Report  F-21

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of SFAS No. 123(R), the Company’s financial results were lower in fiscal 2007 than under the Company’s previous accounting method for share-based compensation by the following amounts:

Year Ended January 31, 2007
(in millions, except per share amount)
Income from continuing operations before income taxes	$33
Income from continuing operations	24
Net income	24
Basic and diluted earnings per share	$0.07

The tax benefits related to stock-based compensation were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Tax benefits recognized from stock-based compensation	$30	$21	$15
Tax benefits realized from exercise of stock options	64	35	47

The Company recognized excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to its October 2006 reorganization merger and initial public offering as cash inflows from financing activities as required by SFAS No. 123(R). Excess tax benefits realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as previously required by SFAS No. 95 “Statement of Cash Flows.”

For the year ended January 31, 2007, the tax benefits realized from stock awards prior to the reorganization merger of $32 million were recorded as additional paid-in capital and shown as cash flows from operations in the accompanying statements of cash flows. Excess tax benefits realized from stock awards after the reorganization merger of $9 million are presented as cash inflows from financing activities as all outstanding stock awards accounted for in accordance with APB Opinion No. 25 were modified as a result of the reorganization merger requiring those stock awards to be accounted for in accordance with SFAS No. 123(R).

Stock Options. Options may be granted with exercise prices no less than the fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. All of the options outstanding at January 31, 2008 were granted with vesting periods of four years and terms of five years. Options granted under the 2006 Equity Incentive Plan were granted with exercise prices equal to fair market value on the date of grant, as defined by the plan. Options granted under the SIP were granted with exercise prices equal to the fair value of Science Applications International Corporation’s Class A common stock on the date of grant.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company’s common stock was not publicly-traded until October 13, 2006 as described in Note 1, the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment,” and the Company estimates expected volatility based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date. The Company uses historical data to estimate forfeitures.

The fair value of options granted was determined using the following weighted average assumptions:

	Year Ended January 31
	2008	2007
Expected term (in years)	3.9	3.9
Expected volatility	26.8%	33.4%
Risk-free interest rate	4.5%	4.7%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the years ended January 31, 2008 and 2007 using the Black-Scholes option-pricing model was $5.01 and $4.84 (as adjusted for the additional options issued as a result of the special dividend adjustment), respectively.

F-22  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the plans for the three years ended January 31, 2008 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2005	73.7	$15.72	2.4	$335
Options granted	13.0	20.55
Options forfeited or expired	(12.6)	16.00
Options exercised	(19.0)	14.74		118
Outstanding at January 31, 2006	55.1	17.13	2.5	266
Options granted	9.8	21.99
Options forfeited or expired	(5.5)	15.41
Options exercised	(12.5)	14.17		90
Special dividend adjustment	26.4	(6.07)
Outstanding at January 31, 2007	73.3	12.23	2.3	463
Options granted	6.2	17.78
Options forfeited or expired	(5.5)	13.06
Options exercised	(20.5)	10.61		163
Outstanding at January 31, 2008	53.5	13.41	2.1	294
Vested and expected to vest in the future as of January 31, 2008	50.6	13.29	2.1	284
Available for grant under the 2006 Equity Incentive Plan at January 31, 2008	85.5

During the year ended January 31, 2007, the stock options outstanding as of the special dividend record date were adjusted to maintain their pre-dividend fair value as required by the terms of the SIP. This resulted in an increase in the number of options outstanding and a reduction in the exercise price of each option outstanding. Stock-based compensation was not affected by this adjustment as the fair value of these options was the same before and after the modification. During the years ended January 31, 2008 and 2007, the Company received cash from exercises of stock options of $34 million and $33 million, respectively, and stock exchanged at fair value upon exercise of stock options of $184 million and $143 million, respectively.

A summary of the options outstanding as of January 31, 2008 was as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$9.53 to $10.60	8.9	$9.80	0.3	8.9	$9.80	0.3
$12.17 to $12.71	11.7	12.23	1.2	6.4	12.23	1.2
$13.52 to $13.93	11.9	13.53	2.2	4.4	13.53	2.2
$14.09 to $14.64	14.4	14.59	3.1	3.4	14.56	3.0
$15.76 to $20.12	6.6	17.59	4.1	0.3	16.81	3.8
	53.5	13.41	2.1	23.4	11.95	1.3

The aggregate intrinsic value for options exercisable at January 31, 2008 was $163 million.

As of January 31, 2008, there was $46 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the 2006 Equity Incentive Plan and the SIP, which is expected to be recognized over a weighted-average period of 2.4 years. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years.

SAIC, Inc. Annual Report  F-23

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years.

Vesting stock award activity for the year ended January 31, 2008 and the unvested shares outstanding under the 2006 Equity Incentive Plan and BCP were as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2007	5.3	$19.89
Awards granted	5.3	17.84
Awards forfeited	(0.8)	19.10
Awards vested	(1.8)	18.30
Unvested at January 31, 2008	8.0	18.97

As of January 31, 2008, there was $87 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the 2006 Equity Incentive Plan and BCP which is expected to be recognized over a weighted average period of 2.7 years. The fair value of vesting stock awards that vested under the 2006 Equity Incentive Plan and BCP during the years ended January 31, 2008 and 2007, was $32 million and $33 million, respectively.

Stock Compensation Plans. Vesting stock award activity under the Stock Compensation Plans for the year ended January 31, 2008 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2007	2.4	$16.89
Awards granted	0.5	17.61
Awards forfeited	(0.3)	17.40
Awards vested	(0.4)	15.03
Unvested at January 31, 2008	2.2	17.35

As of January 31, 2008, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted average period of 2.8 years. The fair value of vesting stock awards that vested under the Stock Compensation Plans during the years ended January 31, 2008 and 2007 was $8 million and $12 million, respectively.

Note 11—Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Impairment losses on investments	$(13)	$(1)	$(6)
Gross realized gains on sale of marketable securities	—	—	1
Gross realized losses on sale of marketable securities	—	—	(9)
Net gain (loss) on sale of other investments	1	1	(1)
Equity interest in earnings and impairment losses of unconsolidated affiliates	6	2	5
Other	3	3	3
Total other income (expense), net	$(3)	$5	$(7)

The impairment losses on investments in fiscal 2008, 2007 and 2006 were due to declines in fair value of private equity securities held by the Company’s venture capital subsidiary that were deemed to be other-than-temporary. The carrying value of the Company’s cost and equity method investments as of January 31, 2008 was $48 million (Note 3), including $24 million of private equity securities held by the Company’s venture capital subsidiary.

The gross realized losses on the sale of marketable securities in fiscal 2006 were primarily due to the liquidation of fixed rate securities prior to their stated maturity date. The market value of the securities had been negatively impacted by rising interest rates.

F-24  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Income Taxes:

Income from continuing operations before income taxes included the following:

	Year Ended January 31
	2008	2007	2006
	(in millions)
United States	$606	$562	$453
Foreign	20	34	15
	$626	$596	$468

The provision for income taxes related to continuing operations included the following:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Current:
Federal	$223	$214	$162
State	36	34	(10)
Foreign	7	10	10
Deferred:
Federal	(21)	(21)	(20)
State	(6)	(5)	(8)
Foreign	1	(1)	(1)
	$240	$231	$133

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2008	2007
	(in millions)
Accrued vacation pay	$64	$57
Investments	25	31
Deferred compensation	32	32
Vesting stock bonuses	23	9
State taxes	2	3
Employee benefit contributions	7	10
Other	26	11
Total deferred tax assets	179	153
Deferred revenue	(24)	(38)
Fixed asset basis difference	(10)	(10)
Intangible assets	(30)	(24)
Total deferred tax liabilities	(64)	(72)
Net deferred tax assets, before valuation allowance	115	81
Valuation allowance	(1)	(3)
Net deferred tax assets	$114	$78

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations before income taxes follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Amount computed at statutory rate	$219	$209	$164
State income taxes, net of federal tax benefit	19	19	19
Change in accruals for uncertain tax positions	—	(6)	(49)
Employee stock purchase plan	3	4	—
Other	(1)	5	(1)
	$240	$231	$133
Effective income tax rate	38.3%	38.8%	28.4%

SAIC, Inc. Annual Report  F-25

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The lower effective tax rate for fiscal 2006 when compared to fiscal 2007 and 2008 was primarily attributable to the reversal of approximately $50 million in accruals for uncertain tax positions as a result of settlements of federal and state audits for amounts different than the recorded accruals for uncertain tax positions, as well as the expiration of statutes on open tax years.

Income taxes paid in fiscal 2008, 2007 and 2006 were $217 million, $195 million and $590 million, respectively. Included in these tax payments are payments for discontinued operations in the amount of approximately $5 million, $14 million and $280 million for fiscal 2008, 2007 and 2006, respectively.

At January 31, 2008, the Company had approximately $18 million of federal net operating loss (NOL) carryforwards. These NOL carryforwards will begin to expire in fiscal year 2010 to 2024; however the Company expects to fully utilize these NOL carryforwards before they expire.

In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company adopted FIN 48 on February 1, 2007. In connection with the implementation of FIN 48, the Company increased the liability associated with its uncertain tax positions by $1 million through an adjustment to retained earnings. A reconciliation of the beginning of year and end of year amount of unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

Year ended January 31, 2008
(in millions)
Unrecognized tax benefits at beginning of year	$48
Additions based on tax positions related to current year	6
Additions for tax positions related to prior years	18
Reductions for tax positions related to prior years	(5)
Lapse of statute of limitations	(12)
Unrecognized tax benefits at end of year	$55

The total amount of unrecognized tax benefits, net of deferred taxes and excluding accrued interest and penalties, that would affect the Company’s effective tax rate if recognized is $22 million for continuing operations and $27 million for discontinued operations as of January 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense. The amount of interest and penalties recognized in the consolidated statements of income for fiscal 2008 was $4 million. At January 31, 2008, accrued interest and penalties totaled $9 million.

The balance of unrecognized tax benefits at January 31, 2008 includes a liability for uncertain tax positions of $60 million, of which $32 million is classified as current income taxes payable and $28 million is classified as other long-term liabilities on the consolidated balance sheet.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently auditing fiscal 2005 and 2006. During the next 12 months, it is reasonably possible that resolution of these reviews by the IRS and other taxing authorities, both domestic and international, could be reached with respect to $35 million of the Company’s unrecognized tax benefits, including accrued interest and penalties ($26 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and statute closures, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development, foreign tax credits and certain recurring deductions customary for the Company’s industry.

The Company has effectively settled with the IRS and certain states for all fiscal years prior to and including fiscal 2004. While the Company believes it has adequate accruals for its uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the Company’s recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. After the fiscal 2005 and 2006 audit cycle, the remaining years subject to examinations are fiscal 2007 and 2008.

F-26  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Other comprehensive income:
Foreign currency translation adjustments	$3	$4	$(2)
Deferred taxes	(1)	(2)	1
Net foreign currency translation adjustments	2	2	(1)
Unrealized loss on marketable securities	—	—	(3)
Reclassification of net realized loss	—	—	8
Deferred taxes	—	—	(1)
Net unrealized gain on marketable securities	—	—	4
Reclassification of net realized loss on derivative instruments	3	3	3
Deferred taxes	(1)	(1)	(1)
Net unrealized gain on derivatives	2	2	2
Pension liability adjustments, net of tax	—	11	(1)
	$4	$15	$4

As a result of the Company’s adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” on January 31, 2007, the Company’s pension liability increased by $15 million and accumulated comprehensive loss, net of tax, increased by $10 million.

The components of accumulated other comprehensive loss were as follows:

	January 31
	2008	2007
	(in millions)
Foreign currency translation adjustments	$3	$1
Unrealized net loss on derivative instruments	(7)	(9)
Unrealized loss on defined benefit plan	(19)	(19)
	$(23)	$(27)

As of January 31, 2008, $1 million of the unrealized net loss on derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 14—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to 20 years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $134 million, $123 million and $116 million in fiscal 2008, 2007 and 2006, respectively, which is net of sublease income of $10 million, $8 million and $7 million in fiscal 2008, 2007 and 2006, respectively.

SAIC, Inc. Annual Report  F-27

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2004, the Company was awarded a contract with the Greek Government (Note 18) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The lease term commences as soon as the development and integration of the system under contract is completed and accepted by the customer. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $78 million at January 31, 2008 is not reflected in the future minimum lease commitments table below and such amount has not been recorded in the consolidated financial statements.

Minimum lease commitments, primarily for facilities under non-cancelable operating leases in effect at January 31, 2008 are as follows:

Year Ending January 31	Operating lease commitment	Sublease income
	(in millions)
2009	$117	$6
2010	79	4
2011	45	1
2012	27	1
2013	15	—
2014 and thereafter	27	1
	$310	$13

As of January 31, 2008, the Company had capital lease obligations of $1 million that are payable over the next five years.

Note 15—Supplementary Income Statement and Cash Flow Information:

Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases was $52 million, $45 million and $39 million in fiscal 2008, 2007 and 2006, respectively.

Internal research and development costs of $49 million, $34 million and $27 million in fiscal 2008, 2007 and 2006, respectively, were included in selling, general and administrative expenses.

Interest paid amounted to $87 million, $85 million and $80 million in fiscal 2008, 2007 and 2006, respectively.

The non-cash investing and financing activities for the periods noted were as follows:

	January 31
	2008	2007	2006
	(in millions)
Stock exchanged upon exercise of stock options	$184	$143	$189
Stock issued for settlement of accrued employee benefits	$4	$54	$71
Fair value of assets acquired in acquisitions	$204	$431	$288
Cash paid in acquisitions, net of cash acquired	(144)	(377)	(212)
Issuance of stock in acquisitions	—	—	(17)
Accrued acquisition payments	(1)	(9)	(2)
Liabilities assumed in acquisitions	$59	$45	$57
Accrued share repurchases	$6	$1	$—

In addition, during the year ended January 31, 2008, the Company completed a reorganization transaction involving its 55% interest in AMSEC LLC, whereby the Company disposed of its 55% interest in AMSEC LLC in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC, resulting in the following non-cash investing and financing activities (in millions):

Fair value of assets received	$49
Assets divested, excluding cash	93
Liabilities divested, including minority interest	86

Note 16—Business Segment Information:

The Company defines its reportable segments using the management approach, which is based on the way the chief operating decision maker (CODM) manages the operations within the Company for the allocation of resources, decision making and performance assessment.

F-28  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards (CAS) and Federal Acquisition Regulations. Business units in the Commercial segment provide technical services and products primarily to customers in commercial markets and their operations are generally not subject to specific regulatory accounting or contracting guidelines.

Certain corporate expenses are reflected in operating income based on agreed-upon allocations to the segments or as required by CAS. Elimination of intersegment revenues of $3 million for the year ended January 31, 2006 is reflected in the Corporate and Other segment and was recorded at cost. There were no intersegment revenues for the years ended January 31, 2008 and 2007. Asset information by segment is not a key measure of performance used by the CODM. The Company also monitors capital expenditures by the business units. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

The following tables summarize business segment information:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Revenues:
Government segment	$8,356	$7,475	$6,975
Commercial segment	579	586	546
Corporate and Other segment	—	—	(3)
Total reportable segment revenues	$8,935	$8,061	$7,518
Operating income (loss):
Government segment	$652	$559	$459
Commercial segment	48	56	37
Corporate and Other segment	(34)	(43)	(26)
Total reportable operating income	$666	$572	$470
Capital expenditures:
Government segment	$47	$43	$33
Commercial segment	5	1	5
Corporate and Other segment	9	29	14
Total reportable segment and consolidated capital expenditures	$61	$73	$52
Depreciation and amortization:
Government segment	$65	$58	$54
Commercial segment	3	4	4
Corporate and Other segment	12	9	10
Total reportable segment and consolidated depreciation and amortization	$80	$71	$68

The following tables summarize revenues and long-lived assets, which include property, plant and equipment, intangible assets, goodwill, deferred income taxes and other assets, by geographic location of the entity that is performing the services:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Revenues:
United States	$8,721	$7,821	$7,290
United Kingdom	166	178	169
All other international countries	48	62	59
Total consolidated revenues	$8,935	$8,061	$7,518

SAIC, Inc. Annual Report  F-29

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31
	2008	2007
	(in millions)
Long-lived assets:
United States	$1,670	$1,518
United Kingdom	29	30
All other international countries	45	29
Total consolidated long-lived assets	$1,744	$1,577

In fiscal 2008, 2007, and 2006, 87%, 88% and 88%, respectively, of the Company’s consolidated revenues were attributable to prime contracts with the U.S. Federal Government or to subcontracts with other contractors engaged in work for the U.S. Government and are reflected in the Government segment revenues. As a percentage of consolidated revenues, customers comprising 10% or more of consolidated revenues were as follows:

	Year Ended January 31
	2008	2007	2006
U.S. Army	21%	18%	16%
U.S. Navy	12	12	12
U.S. Air Force	8	9	10

Note 17—Discontinued Operations:

AMSEC LLC

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC nor are there any minority investors in any consolidated subsidiary.

The Company applied purchase accounting to the AMSEC LLC divisions and subsidiaries that were acquired and recorded the divested portion of the business as a sale at fair value. The Company recorded a pre-tax gain on sale of $31 million in discontinued operations during the year ended January 31, 2008. The parties have a mutual indemnification arrangement for pre-transaction events.

ANX

On October 27, 2006, the Company completed the sale of ANX, a majority-owned subsidiary for proceeds of $27 million. The Company recorded a gain on sale before income taxes of $19 million during the year ended January 31, 2007.

Telcordia

On March 15, 2005, the Company completed the sale of Telcordia for $1.35 billion. The sales price continues to be subject to adjustment for the settlement of certain litigation and tax contingencies as described below. The Company recorded a gain on sale before income taxes of $871 million during the year ended January 31, 2006. An income tax benefit of $13 million was recorded during the year ended January 31, 2007, which reflected a favorable resolution of certain tax contingencies related to Telcordia operations prior to the sale. The Company received $11 million during the year ended January 31, 2008 related to amounts collected for resolution of certain tax contingencies related to Telcordia.

The Company is entitled to receive additional amounts as contingent sales price, including all of the proceeds, net of taxes and other expenses, from any judgment or settlement of the litigation Telcordia initiated against Telkom South Africa and 50% of the net proceeds Telcordia receives in connection with the prosecution of certain patent rights of Telcordia as described in Note 18. The Company received $4 million during the year ended January 31, 2008 related to amounts collected by Telcordia from Telkom South Africa. In addition to customary indemnifications to the buyer, the Company has indemnified the buyer for all income tax obligations on and through the date of close. While the Company believes it has adequate accruals for these contingencies, the ultimate resolution of these matters could differ from the amounts accrued. The impact of these future contingent payments or contingent purchase price proceeds as well as changes in estimates for these items, if any, will be reflected as discontinued operations in the period in which they arise.

F-30  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction), ANX and Telcordia have been classified as discontinued operations for all periods presented. The operating results prior to sale were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Revenues	$106	$246	$363
Costs and expenses
Cost of revenues	96	215	290
Selling, general and administrative expenses	4	13	42
Non-operating income	—	3	—
Income before minority interest in income of consolidated subsidiaries and income taxes	$6	$21	$31

Note 18—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. On September 27, 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in the second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages, running from the date of breach by Telkom South Africa. Due to the complexity of the remaining issues, the arbitrator cancelled a September 2007 arbitration hearing to determine the amount of Telcordia’s damages and scheduled an April 2008 hearing focusing only on damage issues. A final hearing with closing submissions was scheduled for June 2008 in London. In February 2008, the arbitrator appointed a third party expert to provide an independent opinion regarding specific technical issues. The parties disagree on the scope of the third party expert’s mandate, as well as certain discovery issues. Consequently, the hearings originally scheduled for April and June have been cancelled and a hearing to address the outstanding procedural issues is scheduled for April 2008. As a result, the completion of the arbitration will likely be delayed. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. The Company received $4 million during the year ended January 31, 2008 related to amounts collected by Telcordia from Telkom South Africa.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2008 and 2007.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $15 million and ten years of TETRA radio network services for approximately $125 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and continues to use significant portions of the System today. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the

SAIC, Inc. Annual Report  F-31

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•

The initial price reduction assessed by the Customer for omissions and deviations on the 18 subsystems accepted to date totaled $14 million, which is $3 million in excess of the previously agreed-upon maximum price reduction limit of $11 million. Accordingly, the parties have entered into negotiation under the provisions of the Greek contract to resolve this discrepancy. The Company has an informal agreement with the Customer to resolve the omissions and deviations on these 18 subsystems for a total price reduction of $6 million which has not yet been finalized through a contract modification.

•	The Customer has reduced the advance payment, performance and offset bonds requirement by $154 million.

•	The Company and its subcontractors are performing work under the terms of the modified Greek contract and modified subcontracts, including the requirement to deliver a modified CDSS.

•

The parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The Company’s subcontractor has represented to the Company that it did not make improper payments in connection with the Greek contract. The Company has taken a number of actions to confirm the accuracy of its subcontractor’s representations. If the subcontractor’s representations are ultimately determined to be false and improper payments were in fact made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of January 31, 2008. The Company recorded $1 million and $2 million of losses relating to foreign

F-32  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency translation in fiscal 2008 and 2007, respectively, and $83 million of losses in fiscal 2006. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although the Company expects to receive additional payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of January 31, 2008 was based on cash received to date. Through January 31, 2008, the Company has recognized revenues of $157 million, which represents a portion of the $201 million of cash received to date. The Company recognized $37 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the year ended January 31, 2008, primarily related to the receipt of payments from the Customer for services previously rendered.

The Company has $15 million of accounts receivable (classified as other assets) relating to value added taxes (VAT) that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to the Company all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. As of January 31, 2008, there were $111 million in advance payment and performance standby letters of credit and $7 million in offset bonds outstanding. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $71 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. PDVSA, SAIC and SAIC Bermuda, the Company’s 100%-owned subsidiary and the entity that held the Company’s interest in INTESA, were added as defendants in a number of these suits. Based on the procedural standing of these cases and the Company’s understanding of applicable laws and facts, the Company believes that its exposure to any possible loss related to these employment claims is either remote or, if reasonably possible, immaterial.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price

SAIC, Inc. Annual Report  F-33

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2008, the Company has deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Other Joint Ventures

The Company is an investor in Danet Partnership GbR (Danet GbR), a German partnership, accounted for under the equity method. Danet GbR has an internal equity trading market similar to the limited market formerly maintained by Science Applications International Corporation. The Company is required to provide liquidity rights to the other Danet GbR investors in certain circumstances. These rights allow Danet GbR investors who are withdrawing from the partnership to put their Danet GbR shares to the Company in exchange for the current fair value of those shares. The Company does not currently record a liability for these put rights because their exercise is contingent upon the occurrence of future events which the Company cannot determine will occur with any certainty. The carrying value of the Company’s investment in Danet GbR was $17 million as of January 31, 2008. The maximum potential obligation, assuming all the current Danet GbR investors were to put their Danet GbR shares to the Company, was $8 million as of January 31, 2008.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential obligation it could be required to make under the guarantee as of January 31, 2008 but, based on current conditions, the Company believes the likelihood of having to make any payment is remote. No liability relating to this guarantee is currently recorded.

On September 15, 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company, that will pursue contracts offered by the Department of Energy’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2008, the fair value of the guarantee is not material.

Debt Guarantee

SAIC Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation, a 100%-owned subsidiary, under its revolving credit facility, $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes and certain letters of credit. The Company paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $166 million at January 31, 2008, principally related to guarantees on contracts with domestic commercial and foreign government customers. Of the total outstanding letters of credit, $118 million was related to the firm-fixed-price contract with the Greek government described above, $5 million of which was issued under the Company’s revolving credit facility (Note 6). The Company also has outstanding surety bonds aggregating to $169 million, principally related to performance and payment bonds.

Other

The Company is subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

During the year ended January 31, 2008, the Company recorded $8 million in costs associated with actions taken to remediate a data security lapse affecting several customer contracts. As part of the remediation effort, the Company continues to review its technology assets to evaluate any other areas of potential information security risk.

F-34  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $25 million and $27 million as of January 31, 2008 and 2007, respectively.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows or its ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident in its interpretation of the pricing terms, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $5 million to $50 million, with the lower end of the range more likely. The Company has not recorded a liability for this matter as of January 31, 2008.

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company has defended and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 17, the Company sold its Telcordia subsidiary in fiscal 2006. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

Note 19—Supplemental Guarantor Information:

SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of Science Applications International Corporation (Subsidiary Issuer) under its $300 million 5.5% notes, $550 million 6.25% notes, $250 million 7.125% notes, and $100 million 6.75% notes. The Subsidiary Issuer paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

The Parent maintains cash and investment balances and issues stock, including stock-based compensation awards, to employees of the Subsidiary Issuer. The Subsidiary Issuer is the operating subsidiary of the Parent.

As permitted by SEC rules, the following consolidating financial statements are provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The consolidating financial statements should be read in conjunction with the consolidated financial statements of the Parent and notes thereto of which this note is an integral part.

The following tables present consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The consolidating statement of income and consolidating statement of cash flows for the year ended January 31, 2006 are not presented herein as the Parent did not fully and unconditionally guarantee the Subsidiary Issuer’s debt described above during such period.

SAIC, Inc. Annual Report  F-35

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Statements of Income

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$8,935	$—	$8,935
Costs and expenses:
Cost of revenues	—	7,698	—	7,698
Selling, general and administrative expenses	—	571	—	571
Operating income	—	666	—	666
Non-operating income (expense):
Interest income	70	53	(67)	56
Interest expense	—	(157)	67	(90)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(3)	—	(3)
Equity in net income of consolidated subsidiaries	370	—	(370)	—
Income from continuing operations before income taxes	440	556	(370)	626
Provision for income taxes	25	215	—	240
Income from continuing operations	415	341	(370)	386
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	40	—	40
Minority interest in income of consolidated subsidiaries		(2)		(2)
Provision for income taxes	—	9	—	9
Income from discontinued operations	—	29	—	29
Net income	$415	$370	$(370)	$415

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$8,061	$—	$8,061
Costs and expenses:
Cost of revenues	—	6,974	—	6,974
Selling, general and administrative expenses	—	515	—	515
Operating income	—	572	—	572
Non-operating income (expense):
Interest income	18	100	(2)	116
Interest expense	—	(94)	2	(92)
Minority interest in income of consolidated subsidiaries	—	(5)	—	(5)
Other income, net	—	5	—	5
Equity in net income of consolidated subsidiaries	100	—	(100)	—
Income from continuing operations before income taxes	118	578	(100)	596
Provision for income taxes	7	224	—	231
Income from continuing operations	111	354	(100)	365
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	40	—	40
Minority interest in income of consolidated subsidiaries		(9)		(9)
Provision for income taxes	—	5	—	5
Income from discontinued operations	—	26	—	26
Net income	$111	$380	$(100)	$391

F-36  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Balance Sheets

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,886	—	1,886
Inventory, prepaid expenses and other current assets	—	255	—	255
Total current assets	—	3,237	—	3,237
Property, plant and equipment, net	—	393	—	393
Intangible assets, net	—	102	—	102
Goodwill	—	1,077	—	1,077
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	743	—	(743)	—
	$1,930	$4,981	$(1,930)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,105	$—	$1,111
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	29	—	29
Notes payable and long-term debt, current portion	—	130	—	130
Total current liabilities	6	1,826	—	1,832
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	150	—	150
Total stockholders’ equity	1,924	720	(743)	1,901
	$1,930	$4,981	$(1,930)	$4,981

	January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$922	$187	$—	$1,109
Receivables, net	—	1,598	—	1,598
Inventory, prepaid expenses and other current assets	270	186	(266)	190
Assets of discontinued operations	—	85	—	85
Total current assets	1,192	2,056	(266)	2,982
Property, plant and equipment, net	—	382	—	382
Intangible assets, net	—	109	—	109
Goodwill	—	920	—	920
Deferred income taxes	—	57	—	57
Other assets	—	109	—	109
Investment in consolidated subsidiaries	373	—	(373)	—
	$1,565	$3,633	$(639)	$4,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2	$1,062	$(32)	$1,032
Accrued payroll and employee benefits	—	507	—	507
Income taxes payable	—	73	—	73
Notes payable and long-term debt, current portion	—	263	(234)	29
Liabilities of discontinued operations	—	25	—	25
Total current liabilities	2	1,930	(266)	1,666
Notes payable and long-term debt, net of current portion	—	1,199	—	1,199
Other long-term liabilities	—	102	—	102
Minority interest in consolidated subsidiaries	—	56	—	56
Total stockholders’ equity	1,563	346	(373)	1,536
	$1,565	$3,633	$(639)	$4,559

SAIC, Inc. Annual Report  F-37

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$68	$277	$—	$345
Cash flows used in investing activities	—	(203)	—	(203)
Cash flows provided by (used in) financing activities	(990)	833	—	(157)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	907	—	(15)
Cash flows used in discontinued operations	—	(2)	—	(2)
Total increase (decrease) in cash and cash equivalents	(922)	905	—	(17)
Cash and cash equivalents at beginning of year—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of year—discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of year	922	191	—	1,113
Cash and cash equivalents at end of year	$—	$1,096	$—	$1,096

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$14	$679	$—	$693
Cash flows provided by investing activities	—	1,211	—	1,211
Cash flows provided by (used in) financing activities	908	(2,741)	—	(1,833)
Increase (decrease) in cash and cash equivalents from continuing operations	922	(851)	—	71
Cash flows provided by discontinued operations	—	7	—	7
Total increase (decrease) in cash and cash equivalents	922	(844)	—	78
Cash and cash equivalents at beginning of year—continuing operations	—	1,001	—	1,001
Cash and cash equivalents at beginning of year—discontinued operations	—	34	—	34
Cash and cash equivalents at beginning of year	—	1,035	—	1,035
Cash and cash equivalents at end of year—continuing operations	922	187	—	1,109
Cash and cash equivalents at end of year—discontinued operations	—	4	—	4
Cash and cash equivalents at end of year	$922	$191	$—	$1,113

F-38  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(in millions, except per share amounts)
Fiscal 2008
Revenues	$2,011	$2,222	$2,365	$2,337
Operating income	$136	$173	$186	$171
Income from continuing operations	$75	$99	$109	$103
Income (loss) from discontinued operations	$5	$32	$(4)	$(4)
Net income	$80	$131	$105	$99
Basic earnings per share (2)	$.20	$.32	$.26	$.25
Diluted earnings per share (2)	$.19	$.31	$.25	$.24

Fiscal 2007
Revenues	$1,897	$1,994	$2,081	$2,089
Operating income	$138	$151	$141	$142
Income from continuing operations	$91	$100	$90	$84
Income from discontinued operations	$15	$3	$8	$—
Net income	$106	$103	$98	$84
Basic earnings per share (2)	$.32	$.31	$.29	$.21
Diluted earnings per share (2)	$.31	$.30	$.28	$.20

(1)

Amounts for the first quarter of fiscal 2008 as well as all quarters for fiscal 2007 have been reclassified to conform to the presentation of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction as described in Note 17) as discontinued operations.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

SAIC, Inc. Annual Report  F-39