Form 10-Q
period 2008-04-30
SAIC, Inc.
filed 2008-06-04
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 16, 2008, the registrant had 184,018,432 shares of common stock, $.0001 par value per share, issued and outstanding, and 223,056,008 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2008	2007
	(in millions, except per share amounts)
Revenues	$2,369	$2,011
Costs and expenses:
Cost of revenues	2,053	1,746
Selling, general and administrative expenses	143	129
Operating income	173	136
Non-operating income (expense):
Interest income	8	14
Interest expense	(19)	(22)
Minority interest in income of consolidated subsidiaries	—	(2)
Other income, net	8	—
Income from continuing operations before income taxes	170	126
Provision for income taxes	66	51
Income from continuing operations	104	75
Discontinued operations (Note 1):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including a net loss on sales of $2 million and a net gain on sales of $9 million for the three months ended April 30, 2008 and 2007, respectively)	(2)	13
Minority interest in income of consolidated subsidiaries	—	(1)
Provision for income taxes	2	7
Income (loss) from discontinued operations	(4)	5
Net income	$100	$80
Earnings per share:
Basic:
Income from continuing operations	$.26	$.19
Income (loss) from discontinued operations	(.01)	.01
	$.25	$.20
Diluted:
Income from continuing operations	$.25	$.18
Income (loss) from discontinued operations	(.01)	.01
	$.24	$.19
Weighted average shares outstanding:
Basic	402	404
Diluted	413	418

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2008	January 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$662	$1,096
Receivables, net	1,927	1,886
Inventory, prepaid expenses and other current assets	289	255
Total current assets	2,878	3,237
Property, plant and equipment (less accumulated depreciation and amortization of $310 million and $297 million at April 30, 2008 and January 31, 2008, respectively)	390	393
Intangible assets, net	121	102
Goodwill	1,180	1,077
Deferred income taxes	73	71
Other assets	107	101
	$4,749	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,138	$1,111
Accrued payroll and employee benefits	465	562
Income taxes payable	55	29
Notes payable and long-term debt, current portion	30	130
Total current liabilities	1,688	1,832
Notes payable and long-term debt, net of current portion	1,098	1,098
Other long-term liabilities	154	150
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 225 million and 234 million shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 184 million and 179 million shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	—	—
Additional paid-in capital	1,832	1,836
Retained earnings	—	88
Accumulated other comprehensive loss	(23)	(23)
Total stockholders’ equity	1,809	1,901
	$4,749	$4,981

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2008	179	234	$1,836	$88	$(23)	$1,901
Net income	—	—	—	100	—	100	$100
Issuances of stock	—	14	99	—	—	99	—
Repurchases of stock	(13)	(5)	(149)	(188)	—	(337)	—
Conversion of preferred stock to common stock	18	(18)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	27	—	—	27	—
Stock-based compensation	—	—	19	—	—	19	—
Balance at April 30, 2008	184	225	$1,832	$—	$(23)	$1,809	$100

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2008	2007
	(in millions)
Cash flows from operations:
Net income	$100	$80
(Income) loss from discontinued operations	4	(5)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	23	17
Stock-based compensation	19	23
Other non-cash items	(6)	2
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(37)	(26)
Inventory, prepaid expenses and other current assets	(34)	1
Deferred income taxes	(1)	—
Other assets	(4)	(2)
Accounts payable and accrued liabilities	18	(115)
Accrued payroll and employee benefits	(94)	(108)
Income taxes payable	20	—
Other long-term liabilities	5	4
Total cash flows provided by (used in) operations	13	(129)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(12)
Acquisitions of businesses, net of cash acquired of $1 million in 2008	(135)	—
Payments for businesses acquired in previous years	(2)	—
Other	8	5
Total cash flows used in investing activities	(141)	(7)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(102)	(1)
Sales of stock and exercise of stock options	28	35
Repurchases of stock	(259)	(94)
Excess tax benefits from stock-based compensation	27	27
Other	—	1
Total cash flows used in financing activities	(306)	(32)
Decrease in cash and cash equivalents from continuing operations	(434)	(168)
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	2	(5)
Cash provided by (used in) investing activities of discontinued operations	(2)	3
Decrease in cash and cash equivalents from discontinued operations	—	(2)
Total decrease in cash and cash equivalents	(434)	(170)
Cash and cash equivalents at beginning of period—continuing operations	1,096	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4
Cash and cash equivalents at beginning of period	1,096	1,113
Cash and cash equivalents at end of period—continuing operations	$662	$943

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $5 million on sales to certain unconsolidated affiliates during each of the three months ended April 30, 2008 and 2007.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2008 and for the three months ended April 30, 2008 and 2007 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009, or any future period.

Discontinued Operations

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC, in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC. The Company applied purchase accounting to the AMSEC LLC divisions and subsidiaries that were acquired and recorded the divested portion of the business as a sale at fair value. The parties have a mutual indemnification arrangement for pre-transaction events.

The operating results of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction) have been reported as discontinued operations for all periods presented. The operating results prior to sale for the periods noted were as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Revenues	$—	$57
Costs and expenses
Cost of revenues	—	51
Selling, general and administrative expenses	—	2
Income before minority interest in income of consolidated subsidiaries and income taxes	$—	$4

In addition to the operating results of the divested portion of AMSEC LLC, the Company’s results of discontinued operations for the three months ended April 30, 2008 and 2007 included gains and losses on sales for certain tax and litigation matters related to Telcordia Technologies, Inc. (Note 8) and the divested portion of AMSEC LLC.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

The non-cash investing and financing activities for the periods noted were as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Stock exchanged upon exercise of stock options	$68	$85
Stock issued for settlement of accrued employee benefits	$3	$4
Increase in accrued share repurchases	$10	$2
Fair value of assets acquired in acquisitions	$138	$—
Cash paid in acquisitions, net of cash acquired of $1 million	(135)	—
Accrued acquisition payments	(2)	—
Liabilities assumed in acquisitions	$1	$—

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on February 1, 2008. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delayed the effective date on SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until February 1, 2009. The adoption of SFAS No. 157 did not impact the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (Including an Amendment of FASB Statement No. 115).” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS No. 159 are elective. The Company adopted the disclosure requirements of SFAS No. 159 on February 1, 2008, but did not adopt the elective provisions of this statement. The adoption of SFAS No. 159 did not impact the Company’s consolidated financial position and results of operations.

Note 2—Stockholders’ Equity and Earnings per Share (EPS):

The Company has shares of Class A preferred stock and common stock issued and outstanding. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The computation of EPS by applying the two-class method to the Class A preferred stock does not yield a different result than that provided under the if-converted method. Therefore, the two-class method is not presented.

Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of April 30, 2008 and 2007 were 13 million shares and 11 million shares, respectively, which were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Basic weighted average number of shares outstanding	402	404
Dilutive common share equivalents:
Stock options	8	12
Unvested stock awards and other stock-based awards	3	2
Diluted weighted average number of shares outstanding	413	418
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	12	7

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three months ended April 30, 2008 and 2007.

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Stock options	$6	$7
Vesting stock awards	13	12
Employee stock purchase plan discount	—	4
Total stock-based compensation expense	$19	$23

Stock Options. Stock options granted during the three months ended April 30, 2008 and 2007 have a vesting period of four years, except for stock options granted to the Company’s outside directors during the three months ended April 30, 2008, which have a vesting period of one year. All stock options granted during the three months ended April 30, 2008 and 2007 have a term of five years from the date of grant. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Three Months Ended April 30
	2008	2007
Expected term (in years)	3.9	3.9
Expected volatility	26.1%	26.9%
Risk-free interest rate	2.3%	4.5%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2008 and 2007 using the Black-Scholes option-pricing model was $4.49 and $4.99, respectively.

Stock option activity for the three months ended April 30, 2008 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2008	53.5	$13.41	2.1	$294
Options granted	5.9	18.73
Options forfeited or expired	(1.4)	11.55
Options exercised	(7.9)	10.57		65
Outstanding at April 30, 2008	50.1	14.54	2.5	224
Exercisable at April 30, 2008	25.0	13.15	1.7	146

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Awards. Vesting stock award activity for the three months ended April 30, 2008 was as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
	(in millions)
Unvested at January 31, 2008	10.2	$18.62
Awards granted	4.7	18.73
Awards forfeited	(0.2)	18.42
Awards vested	(1.7)	18.84
Unvested at April 30, 2008	13.0	18.64

The aggregate fair value of vesting stock awards that vested during the three months ended April 30, 2008 and 2007 was $32 million and $22 million, respectively.

Note 4—Acquisitions:

On April 18, 2008, the Company completed an acquisition in the Government segment, which was not considered a material business combination, for a preliminary purchase price of $138 million in cash. The acquired business designs and produces laser-based systems and products for military training and testing. The preliminary purchase price allocations related to this acquisition resulted in identifiable intangible assets of $26 million and goodwill of $104 million. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition and certain prior year acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received.

Subsequent to April 30, 2008, the Company completed an acquisition in the Government segment, which was not considered a material business combination. The acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers.

Note 5—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations, consisted of the following:

	April 30, 2008			January 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$119	$43	$76	$103	$38	$65
Software and technology	64	24	40	54	22	32
Other	5	4	1	5	4	1
Total amortizable intangible assets	188	71	117	162	64	98
Non-amortizable intangible assets:
Tradenames	4	—	4	4	—	4
Total intangible assets	$192	$71	$121	$166	$64	$102

Amortization expense related to amortizable intangible assets was $7 million and $6 million for the three months ended April 30, 2008 and 2007, respectively.

The estimated annual amortization expense related to amortizable intangible assets as of April 30, 2008 is as follows (in millions):

Fiscal Year Ending January 31
2009 (remainder of the fiscal year)	$24
2010	27
2011	20
2012	15
2013	13
2014 and thereafter	18
$117

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary allocations of purchase price and other factors. There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2008 and 2007.

Note 6—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income for the periods noted was as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Net income	$100	$80
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	1
Total comprehensive income	$100	$81

The components of accumulated other comprehensive loss were as follows:

	April 30, 2008	January 31, 2008
	(in millions)
Foreign currency translation adjustments	$3	$3
Unrealized net loss on derivative instruments	(7)	(7)
Unrealized loss on defined benefit plan	(19)	(19)
	$(23)	$(23)

As of April 30, 2008, $1 million of the unrealized net loss on derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 7—Business Segment Information:

As of February 1, 2008, certain operations were transferred between the Company’s Government and Commercial segments. The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and for consistency with the current year’s presentation:

	Three Months Ended April 30
	2008	2007
	(in millions)
Revenues:
Government segment	$2,238	$1,883
Commercial segment	131	128
Total revenues	$2,369	$2,011
Operating income (loss):
Government segment	$174	$135
Commercial segment	4	5
Corporate and Other segment	(5)	(4)
Total operating income	$173	$136

As described in more detail in Note 16 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, certain corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. To the extent not allocated, corporate expenses are retained in the Corporate and Other segment.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has now commenced. Telcordia submitted its statement of claim and related document production on March 30, 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and complexity of the disputed technical issues, the arbitrator appointed a third party expert to provide an independent opinion. At a hearing on April 28-29, 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze. As a result of this development and the number of other disputed issues, the damage phase of the arbitration is unlikely to be completed until after January 31, 2009. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of applicable taxes, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2008.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $16 million and ten years of TETRA radio network services for approximately $132 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and continues to use significant portions of the System. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	a revised test and acceptance process for the remaining subsystems being re-delivered during 2008

•	provision of subsystem maintenance for a period of up to 5 years following subsystem acceptance

In connection with the acceptance of 20 of the 29 subsystems referred to above, the Greek contract modification provides a framework for the parties to determine the price reduction for omissions and deviations relating to those subsystems. An agreement of the parties limits the total price reduction for these subsystems to a maximum of $12 million. On September 11, 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

Performance of Modified Contract. Subsequent to the modification of the Greek contract on March 29, 2007, the following developments have occurred:

•

18 of the 20 subsystems to have been accepted within 70 days of March 29, 2007 have been fully and finally accepted by the Customer. A subcontractor, in consultation with the Company and the Customer, has chosen to remediate omissions and deviations in the remaining two subsystems it delivered, in an effort to minimize or eliminate the price reduction associated with them. Remediation and re-testing of these two subsystems are ongoing. The contract authorizes such remediation as long as it is completed before the System acceptance testing to be conducted in fiscal year 2009.

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

•

The parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The Company’s subcontractor previously represented to the Company that it did not make improper payments in connection with the Greek contract. However, more recently, the subcontractor indicated that its board of directors has initiated a comprehensive, independent investigation to determine if improper payments were made by the subcontractor to obtain business worldwide, including in connection with the Greek contract. The Company has taken a number of actions to confirm the accuracy of its subcontractor’s representations. If the subcontractor’s representations are ultimately determined to be false and improper payments were in fact made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of April 30, 2008. No profits or losses were recorded during the three months ended April 30, 2008 and 2007. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although the Company expects to receive additional payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of April 30, 2008 was based on cash received to date. Through April 30, 2008, the Company has recognized revenues of $157 million, which represents a portion of the $201 million of cash received to date. No revenues or costs on the maintenance portion of the Greek contract were recognized during the three months ended April 30, 2008.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has $17 million of accounts receivable (classified as other assets) relating to value added taxes (VAT) that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract upon final billing. The Customer has paid to the Company all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. These bonding requirements have been met through the issuance of standby letters of credit. As of April 30, 2008, there were $116 million in advance payment and performance standby letters of credit and $7 million in offset bonds outstanding. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $71 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate Department of Energy (DOE) programs, the involvement of a Company employee in an industry trade association and certain other issues created organizational conflicts of interest that were required to be disclosed to the NRC under the terms of the Company’s two NRC contracts. The Company disputes that the work performed on the DOE programs and other issues raised by the government created organizational conflicts of interest or impaired the work that the Company performed for the NRC. Discovery in the case was completed in September 2006. In 2007, the Company had filed a motion for summary judgment on a number of issues in the case, which if granted in its entirety would have resulted in the dismissal of the case. In May 2008, the judge ruled on the Company’s motion for summary judgment, granting it on certain issues and denying it on others. The judge set the case to go to trial before a jury in July 2008. If the U.S. Department of Justice prevails in the case, the maximum damages for which the Company could be liable are estimated to be between $5 million and $8 million. The Company is currently unable to determine the outcome of this matter.

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

U.S. Government agencies routinely review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. Such reviews may result in adjustments to contract costs, and costs found to be improperly allocated must be refunded to customers as required. In addition, the U.S. Government may apply penalties under certain circumstances. All of the Company’s indirect contract costs have been agreed upon through fiscal year 2004 and are not subject to further adjustment. The Company has recorded contract revenues subsequent to fiscal year 2004 based upon costs that the Company believes will be approved upon final review. However, the Company does not know the outcome of any future reviews and adjustments and, if future adjustments exceed the Company’s estimates, its profitability could be adversely affected.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing fiscal years 2005 and 2006. During the next 12 months, it is reasonably possible that resolution of these reviews by the IRS and other taxing authorities, both domestic and international, could be reached with

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respect to $40 million of the Company’s unrecognized tax benefits ($30 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development, foreign tax credits and certain recurring deductions customary for the Company’s industry. As of April 30, 2008, the Company had liabilities for uncertain tax positions of $65 million, including $35 million related to discontinued operations.

The Company has effectively settled with the IRS and certain states for all fiscal years prior to and including fiscal year 2004. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $5 million to $50 million, with the lower end of the range more likely. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of April 30, 2008.

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

Note 9—Supplemental Guarantor Information:

SAIC, Inc. (Parent) has fully and unconditionally guaranteed the obligations of Science Applications International Corporation (Subsidiary Issuer) under its $300 million 5.5% notes, $550 million 6.25% notes and $250 million 7.125% notes. The Subsidiary Issuer paid $100 million to settle its 6.75% notes, which had also been guaranteed by the Parent, at maturity on February 1, 2008.

The Parent loans cash to the Subsidiary Issuer and issues stock, including stock-based compensation awards, to employees of the Subsidiary Issuer. The Subsidiary Issuer is the operating subsidiary of the Parent.

As permitted by SEC rules, the following condensed consolidating financial statement information is provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The condensed consolidating financial statement information should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto of which this note is an integral part.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present condensed consolidating financial information for the Parent and the Subsidiary Issuer.

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,369	$—	$2,369
Costs and expenses:
Cost of revenues	—	2,053	—	2,053
Selling, general and administrative expenses	—	143	—	143
Operating income	—	173	—	173
Non-operating income (expense):
Interest income	11	8	(11)	8
Interest expense	—	(30)	11	(19)
Other income, net	—	8	—	8
Equity in net income of consolidated subsidiaries	92	—	(92)	—
Income from continuing operations before income taxes	103	159	(92)	170
Provision for income taxes	3	63	—	66
Income from continuing operations	100	96	(92)	104
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2)	—	(2)
Provision for income taxes	—	2	—	2
Loss from discontinued operations	—	(4)	—	(4)
Net income	$100	$92	$(92)	$100

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,011	$—	$2,011
Costs and expenses:
Cost of revenues	—	1,746	—	1,746
Selling, general and administrative expenses	—	129	—	129
Operating income	—	136	—	136
Non-operating income (expense):
Interest income	15	11	(12)	14
Interest expense	—	(34)	12	(22)
Other income, net	—	(2)	—	(2)
Equity in net income of consolidated subsidiaries	70	—	(70)	—
Income from continuing operations before income taxes	85	111	(70)	126
Provision for income taxes	5	46	—	51
Income from continuing operations	80	65	(70)	75
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	13	—	13
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Provision for income taxes	—	7	—	7
Income from discontinued operations	—	5	—	5
Net income	$80	$70	$(70)	$80

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$662	$—	$662
Receivables, net	—	1,927	—	1,927
Inventory, prepaid expenses and other current assets	—	289	—	289
Total current assets	—	2,878	—	2,878
Property, plant and equipment, net	—	390	—	390
Intangible assets, net	—	121	—	121
Goodwill	—	1,180	—	1,180
Deferred income taxes	—	73	—	73
Other assets	1,013	107	(1,013)	107
Investment in consolidated subsidiaries	835	—	(835)	—
	$1,848	$4,749	$(1,848)	$4,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16	$1,122	$—	$1,138
Accrued payroll and employee benefits	—	465	—	465
Income taxes payable	—	55	—	55
Notes payable and long-term debt, current portion	—	30	—	30
Total current liabilities	16	1,672	—	1,688
Notes payable and long-term debt, net of current portion	—	2,111	(1,013)	1,098
Other long-term liabilities	—	154	—	154
Total stockholders’ equity	1,832	812	(835)	1,809
	$1,848	$4,749	$(1,848)	$4,749

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,886	—	1,886
Inventory, prepaid expenses and other current assets	—	255	—	255
Total current assets	—	3,237	—	3,237
Property, plant and equipment, net	—	393	—	393
Intangible assets, net	—	102	—	102
Goodwill	—	1,077	—	1,077
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	743	—	(743)	—
	$1,930	$4,981	$(1,930)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,105	$—	$1,111
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	29	—	29
Notes payable and long-term debt, current portion	—	130	—	130
Total current liabilities	6	1,826	—	1,832
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	150	—	150
Total stockholders’ equity	1,924	720	(743)	1,901
	$1,930	$4,981	$(1,930)	$4,981

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

	Three Months Ended April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$10	$3	$—	$13
Cash flows used in investing activities	—	(141)	—	(141)
Cash flows used in financing activities	(10)	(296)	—	(306)
Total decrease in cash and cash equivalents	—	(434)	—	(434)
Cash and cash equivalents at beginning of period—continuing operations	—	1,096	—	1,096
Cash and cash equivalents at end of period—continuing operations	$—	$662	$—	$662

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by (used in) operations	$3	$(132)	$—	$(129)
Cash flows used in investing activities	—	(7)	—	(7)
Cash flows provided by (used in) financing activities	(925)	893	—	(32)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	754	—	(168)
Cash flows used in discontinued operations	—	(2)	—	(2)
Total increase (decrease) in cash and cash equivalents	(922)	752	—	(170)
Cash and cash equivalents at beginning of period—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of period	922	191	—	1,113
Cash and cash equivalents at end of period—continuing operations	$—	$943	$—	$943

During the three months ended April 30, 2008 and 2007, the cash flows provided by operations for the Parent included cash received for interest from the Subsidiary Issuer and the cash flows used in financing activities for the Parent represented loans provided to the Subsidiary Issuer.

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 31, 2008, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2009 as fiscal 2009. We are currently in fiscal 2009.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in selected commercial markets. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its majority-owned and 100%-owned subsidiaries.

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

•

improving our operating income margin by increasing contract fees (by improving internal collaboration, increasing our growth in higher-margin business areas, and improving profitability on material and subcontractor deliverables) and improving our indirect cost structure (through better recovery of our indirect costs, streamlining our overhead infrastructure, and reducing unallowable and unbillable costs);

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

Key financial highlights and events, including progress against these initiatives, during the three months ended April 30, 2008 include:

•

Revenues for the three months ended April 30, 2008 increased 18% over the same period in the prior year, reflecting an internal revenue growth rate of 14%. We calculate internal revenue growth by comparing our reported revenue for the period to the revenue for the same period in the prior year adjusted to include the revenue of acquired businesses for the comparable period before acquisition. Our internal revenue growth for the three months ended April 30, 2008 was favorably impacted by increased activity on a number of new and continuing programs in our defense, homeland security, logistics and product support and intelligence business areas.

•

Operating income as a percentage of revenues improved from 6.8% for the three months ended April 30, 2007 to 7.3% for the three months ended April 30, 2008 primarily due to a decrease in selling, general and administrative expenses as a percentage of revenues reflecting management’s efforts to control general and administrative spending and improved fee rates on several large programs.

SAIC, INC.

•

Income from continuing operations increased $29 million over the same period in the prior year primarily due to increased operating income of $37 million caused by increased revenues and improved operating margins, and an increase in non-operating income of $7 million offset by an increase in our provision for income taxes of $15 million.

•

Diluted earnings per share from continuing operations increased 39% for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to the increase in income from continuing operations.

•

Cash and cash equivalents decreased $434 million during the three months ended April 30, 2008 primarily due to $259 million paid to repurchase shares of our stock, $135 million paid related to the acquisition of a business (net of cash acquired of $1 million), and $102 million paid to redeem notes payable and long-term debt.

•

We completed one business acquisition during the three months ended April 30, 2008 for a preliminary purchase price of $138 million. The acquired business designs and produces laser-based systems and products for military training and testing.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.5 billion during the three months ended April 30, 2008. Total backlog was $15.1 billion at April 30, 2008 and increased by approximately $136 million during the three months ended April 30, 2008.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Net Income and Earnings per Share,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations only. As of February 1, 2008, certain operations were transferred between our Government and Commercial segments. Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

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

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities, the elimination of intersegment revenues and costs and certain corporate expense items not allocable to our U.S. Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues. There were no intersegment revenues for the three months ended April 30, 2008 and 2007.

Key Financial Metrics

Sources of Revenues

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including indefinite delivery/indefinite quantity (IDIQ), U.S. General Services Administration (GSA) Schedule, and other master agreement contract vehicles, does not determine revenue recognition.

SAIC, INC.

Bookings and Backlog. We recorded net bookings worth an estimated $2.5 billion during the three months ended April 30, 2008. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to backlog amounts. We calculate bookings as the period ending backlog plus the period’s revenues less prior period ending backlog and less backlog obtained in acquisitions.

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

The estimated value of our total backlog as of the dates noted was as follows:

	April 30, 2008	January 31, 2008
	(in millions)
Government segment:
Funded backlog	$4,706	$4,313
Negotiated unfunded backlog	9,484	9,716
Total backlog	$14,190	$14,029
Commercial segment:
Funded backlog	$660	$749
Negotiated unfunded backlog	260	196
Total backlog	$920	$945
Total:
Funded backlog	$5,366	$5,062
Negotiated unfunded backlog	9,744	9,912
Total backlog	$15,110	$14,974

Previously reported backlog as of January 31, 2008 for the Government segment was adjusted downward by $65 million to eliminate amounts attributable to our discontinued operations.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

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

SAIC, INC.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Three Months Ended April 30
	2008	2007
Cost-reimbursement	47%	49%
T&M and fixed-price-level-of-effort	36	35
FFP	17	16
Total	100%	100%

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

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Labor-related revenues	$1,444	11%	$1,305
As a percentage of revenues	61%		65%
M&S revenues	925	31	706
As a percentage of revenues	39%		35%

The increase in labor-related revenues for the three months ended April 30, 2008 as compared with the same period in the prior year is primarily due to increases in labor rates and increases in the number of direct personnel, including the addition of employees of three businesses acquired since the three months ended April 30, 2007. At April 30, 2008, we had approximately 43,800 full-time and part-time employees as compared to 41,600 at April 30, 2007. The increase in M&S revenues for the three months ended April 30, 2008 as compared with the same period in the prior year was primarily due to a number of factors, including increased activity as a prime contractor on large systems integration programs involving subcontracted efforts, such as our global positioning system and North Atlantic Treaty Organization (NATO) programs, growth in our logistics and product support business area from several new and continuing programs, and the timing and volume of material deliveries under continuing programs primarily with U.S. Department of Defense customers.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits, overhead, and direct expenses incurred to complete contracts and task orders, such as subcontract labor and materials. Overhead consists of indirect costs relating to rent/facilities, administration, depreciation, management information systems expenses, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain information technology expenses. SG&A also includes bid and proposal and internal research and development expenses.

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Revenues	$2,369	18%	$2,011
Cost of revenues	2,053	18	1,746
Selling, general and administrative expenses	143	11	129

Operating income	173	27	136
As a percentage of revenues	7.3%		6.8%
Non-operating expense, net	(3)		(10)

Income from continuing operations before income taxes	170	35	126
Provision for income taxes	66	29	51

Income from continuing operations	104	39	75
Income (loss) from discontinued operations, net of tax	(4)		5

Net income	$100	25	$80

Revenues. Our revenues increased $358 million, or 18% during the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition, related growth was 14% for the three months ended April 30, 2008 as compared to the same period in the prior year. We calculate internal revenue growth by comparing our reported revenue for the period to the revenue for the same period in the prior year adjusted to include the revenue of acquired businesses for the comparable period before acquisition. Revenue growth related to acquisition of businesses was 4% for the three months ended April 30, 2008 as compared to the same period in the prior year.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Government segment revenues	$2,238	19%	$1,883
As a percentage of total revenues	94%		94%
Commercial segment revenues	131	2	128
As a percentage of total revenues	6%		6%

Total revenues	$2,369	18	$2,011

Government segment revenues increased $355 million, or 19%, for the three months ended April 30, 2008 as compared to the same period in the prior year. Internal, or non-acquisition, related growth was 15% for the three months ended April 30, 2008 as compared to the same period in the prior year. Internal revenue growth in the Government segment for the three months ended April 30, 2008 was attributable to continued growth across a number of our business areas, most notably our defense, logistics and product support, homeland security and intelligence business areas. Growth in our defense business area was led by increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers, including integration of communication systems on mine resistant ambush protected (MRAP) vehicles. Our logistics and products support business area experienced growth from new programs, including a logistics support services contract for deployed MRAP vehicles as well as our contract to provide inventory management and logistics support services for ground tires to the U.S. military deployed worldwide. Increases in revenues in our homeland security business area were driven by increased sales of homeland security preparedness products and support as well as work performed on new programs with various U.S. Department of Homeland Security agencies. The increase in the intelligence business area is primarily due to work performed on new programs and higher levels of activity on existing geospatial programs, including the global positioning system program, and classified programs. Revenue growth related to acquisitions of businesses in the Government segment was 4% for the three months ended April 30, 2008 primarily due to our acquisition of a consulting, engineering, and architectural design company during our fiscal quarter ended October 31, 2007.

Commercial segment revenues for the three months ended April 30, 2008 remained relatively consistent as compared to the same period in the prior year.

SAIC, INC.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Government segment cost of revenues	$1,956	19%	$1,650
As a percentage of related revenues	87.4%		87.6%
Commercial segment cost of revenues	102	1	101
As a percentage of related revenues	77.9%		78.9%
Corporate and Other segment cost of revenues	(5)	—	(5)

Total cost of revenues	$2,053	18	$1,746

As a percentage of revenues	86.7%		86.8%

Government segment cost of revenues decreased as a percentage of related revenues for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to improvements in overhead costs as a percentage of revenues and improved fee rates on several large programs. These improvements were partially offset by an increase in M&S revenues as a percentage of total revenues from certain contracts that generally have lower margins as compared to labor-related revenues.

Commercial segment cost of revenues as a percentage of related revenues for the three months ended April 30, 2008 remained relatively consistent as compared to the same period in the prior year.

Corporate and Other segment cost of revenues for the three months ended April 30, 2008 and 2007 represents the elimination of intersegment rent expense charged to our Government and Commercial segments on company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in SG&A expense by type of activity for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
General and administrative	$103	12%	$92
As a percentage of total revenues	4.3%		4.6%
Bid and proposal	33	22	27
As a percentage of total revenues	1.4%		1.3%
Internal research and development	7	(30)	10
As a percentage of total revenues	.3%		.5%

Total SG&A	$143	11	$129

As a percentage of total revenues	6.0%		6.4%

Total SG&A increased $14 million, or 11%, for the three months ended April 30, 2008 as compared to the same period in the prior year. As a percentage of revenues, SG&A for the three months ended April 30, 2008 decreased as compared with the same period in the prior year, largely reflecting an increase in revenues as well as management’s efforts to control general and administrative spending.

General and administrative expenses increased $11 million, or 12%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to increased professional services spending, growth in our operations, and increased depreciation and amortization expense resulting from businesses acquired since April 30, 2007. The increase in professional services spending includes activities associated with efforts to improve our information technology systems infrastructure and related business processes to provide greater effectiveness and efficiency across all business functions. Internal research and development expenses decreased $3 million, or 30%, for the three months ended April 30, 2008 as compared to the same period in the prior year due to the timing of internal research and development activities as well as the availability of related personnel. Bid and proposal (B&P) expenses increased $6 million, or 22%, primarily due to a significant increase in B&P activities in pursuit of an increased number of larger contracts for the three months ended April 30, 2008 as compared to the same period in the prior year. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

SAIC, INC.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Government segment SG&A	$108	10%	$98
As a percentage of related revenues	4.8%		5.2%
Commercial segment SG&A	25	14	22
As a percentage of related revenues	19.1%		17.2%
Corporate and Other segment SG&A	10	11	9

Total SG&A	$143	11	$129

As a percentage of revenues	6.0%		6.4%

Government segment SG&A increased $10 million, or 10%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to businesses acquired since April 30, 2007, increased professional services and B&P spending offset by decreases in internal research and development spending.

Commercial segment SG&A expenses increased $3 million, or 14%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to a business acquired since April 30, 2007 and increased labor rates.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A remained relatively consistent for the three months ended April 30, 2008 as compared to the same period in the prior year.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	(dollars in millions)
Government segment operating income	$174	29%	$135
As a percentage of related revenues	7.8%		7.2%
Commercial segment operating income	4	(20)	5
As a percentage of related revenues	3.1%		3.9%
Corporate and Other segment operating loss	(5)	(25)	(4)

Total operating income	$173	27	$136

As a percentage of revenues	7.3%		6.8%

Total operating income increased $37 million, or 27%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to increased Government segment operating income.

Government segment operating income increased $39 million, or 29%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to a decrease in selling, general and administrative expenses as a percentage of revenues reflecting management’s efforts to control general and administrative spending and improved fee rates on several large programs.

Commercial segment operating income for the three months ended April 30, 2008 remained relatively consistent as compared to the same period in the prior year.

Corporate and Other segment operating loss remained relatively consistent for the three months ended April 30, 2008 as compared to the same period in the prior year.

Interest Income. Interest income decreased by $6 million, or 43%, for the three months ended April 30, 2008 as compared to the same period in the prior year due to declines in the amount of cash and cash equivalents and interest rates paid on those cash and cash equivalents.

Interest Expense. Interest expense reflects interest on our outstanding debt securities and notes payable. Interest expense declined by $3 million, or 14%, for the three months ended April 30, 2008 as compared to the same period in the prior year due to the scheduled payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008.

SAIC, INC.

Other Income, Net. The components of other income, net for the periods noted were as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Net gain on sale of investments	$3	$—
Equity interest in earnings of unconsolidated affiliates	3	—
Other	2	—
Total other income, net	$8	$—

There were no impairment losses on investments for the three months ended April 30, 2008 and 2007. The carrying value of our cost and equity method investments as of April 30, 2008 was $50 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38.8% for the three months ended April 30, 2008 as compared to 40.5% for the same period in the prior year. The lower effective tax rate for the three months ended April 30, 2008 as compared to the same period in the prior year is primarily due to the reduction in non-deductible expense for income taxes due to changes to the employee stock purchase plan (ESPP) discount effective January 1, 2008.

Income from Continuing Operations. Income from continuing operations increased $29 million, or 39%, for the three months ended April 30, 2008, as compared to the same period in the prior year. The increase in income from continuing operations is primarily a result of an increase in operating income of $37 million caused by increased revenues and improved operating margins, and an $8 million increase in other income, net caused by increased equity interest in earnings of unconsolidated affiliates and gains on sales of investments offset by an increase in the provision for income taxes of $15 million and a $6 million decrease in interest income for the three months ended April 30, 2008.

Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.07 per share, or 39%, as compared to the same period in the prior year primarily due to a $29 million, or 39%, increase in income from continuing operations.

Discontinued Operations. On July 13, 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC. The results of operations of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction) have been reported as discontinued operations for all periods presented. The operating results prior to sale for the periods noted were as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Revenues	$—	$57
Costs and expenses:
Cost of revenues	—	51
Selling, general and administrative expenses	—	2
Income before minority interest in income of consolidated subsidiaries and income taxes	$—	$4

In addition to the operating results of the divested portion of AMSEC LLC, our results of discontinued operations for the three months ended April 30, 2008 and 2007 included gains and losses on sales for certain tax and litigation matters related to Telcordia Technologies, Inc. and the divested portion of AMSEC LLC.

Net Income and EPS. Net income increased $20 million, or 25%, for the three months ended April 30, 2008 as compared to the same period in the prior year. The increase reflects a $29 million increase in income from continuing operations and a $9 million decrease in income from discontinued operations. Diluted EPS increased $.05 per share, or 26%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to an increase in net income of $20 million for the three months ended April 30, 2008 as compared to the same period in the prior year.

SAIC, INC.

Liquidity and Capital Resources

We anticipate our principal source of liquidity for the next 12 months and beyond will be cash flows from operations. We may also borrow under our revolving credit facility. We anticipate our principal uses of cash will be for operating expenses, capital expenditures, working capital requirements, acquisitions, stock repurchases, and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows

The following table summarizes cash flow information for the periods noted:

	Three Months Ended April 30
	2008	2007
	(in millions)
Total cash flows provided by (used in) operations	$13	$(129)
Total cash flows used in investing activities	(141)	(7)
Total cash flows used in financing activities	(306)	(32)
Decrease in cash and cash equivalents from discontinued operations	—	(2)

Total decrease in cash and cash equivalents	$(434)	$(170)

Cash Provided by (Used in) Operations. The $142 million increase in cash flows from operations for the three months ended April 30, 2008 as compared to the same period in the prior year was primarily due to an increase in the relative amount of payables outstanding and a decrease in cash paid for income taxes offset by an increase in inventories primarily related to increased activity in our logistics and products support business area.

Cash Used in Investing Activities. We used $141 million of cash in support of investing activities during the three months ended April 30, 2008, including $135 million to acquire a business and $12 million to purchase property, plant and equipment. We used $7 million of cash in support of investing activities during the three months ended April 30, 2007, including $12 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $306 million of cash in support of financing activities during the three months ended April 30, 2008, including $259 million to repurchase shares of our stock, $102 million to redeem notes payable and long-term debt offset by $28 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $27 million in excess tax benefits associated with stock-based compensation. We used cash in support of financing activities of $32 million during the three months ended April 30, 2007, including $94 million to repurchase shares of our stock, offset by $35 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $27 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock. In March 2008, our board authorized the repurchase of an additional number of shares to bring the shares authorized to be repurchased under the program back to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, other market conditions and regulatory requirements. As of April 30, 2008, there were 31 million shares remaining authorized for repurchase under this program.

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

SAIC, INC.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2008	January 31, 2008
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	—	100
Other notes payable	35	35

	1,128	1,228
Less current portion	30	130

Total	$1,098	$1,098

We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of April 30, 2008. For additional information on our notes payable and long-term debt, see Note 7 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of April 30, 2008, $744 million of the revolving credit facility was available, due to $6 million of outstanding standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See Note 8 of the notes to the unaudited condensed consolidated financial statements.

The facility contains various customary restrictive covenants, including financial covenants. As of April 30, 2008, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 18 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. These off-balance sheet arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 8 of the notes to the unaudited condensed consolidated financial statements for a discussion of these items.

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

SAIC, INC.

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the three months ended April 30, 2008.

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with the general economy. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended January 31, 2008.

Item 4. Controls and Procedures.

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

Changes In Internal Control Over Financial Reporting

During the year ended January 31, 2008, we began a phased implementation of a new information technology system to be used as our accounting system. The significant majority of the implementation is currently scheduled to be completed in multiple phases through fiscal 2010. The transition to the new information technology system includes a significant effort in the testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, an appropriate level of testing and monitoring of the financial results recorded in the system will be conducted and our management will update the system of internal control over the impacted areas.

During the three months ended April 30, 2008, our corporate operations and two of our twenty operating business units (representing approximately 10% of total consolidated revenues on a full year basis) used the new system. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted business units has been updated. There were no additional operations that migrated to the new system during the three months ended April 30, 2008.

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008, after finding that Telkom South Africa repudiated the contract, the arbitrator is in the process of determining the damages to be recovered by Telcordia Technologies, Inc. (Telcordia), a former subsidiary of ours. Due to the scope and complexity of disputed technical issues, the arbitrator appointed a third party expert to provide an independent opinion. At a hearing on April 28-29, 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze. As a result of this development and the number of other disputed issues, the damage phase of the arbitration is unlikely to be completed until after January 31, 2009. Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement.

Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of applicable taxes, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of April 30, 2008.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the involvement of an employee of ours in an industry trade association and certain other issues created organizational conflicts of interest that were required to be disclosed to the NRC under the terms of our two NRC contracts. We dispute that the work performed on the DOE programs and other issues raised by the government created organizational conflicts of interest or impaired the work that we performed for the NRC. Discovery in the case was completed in September 2006. In 2007, we had filed a motion for summary judgment on a number of issues in the case, which if granted in its entirety would have resulted in the dismissal of the case. In May 2008, the judge ruled on our motion for summary judgment, granting it on certain issues and denying it on others. The judge set the case to go to trial before a jury in July 2008. If the U.S. Department of Justice prevails in the case, the maximum damages for which we could be liable are estimated to be between $5 million and $8 million. We are currently unable to determine the outcome of this matter.

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

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008.

SAIC, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. In March 2008, our board authorized the repurchase of an additional number of shares to bring the shares authorized to be repurchased under the program back to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, other market conditions and regulatory requirements.

The following table presents repurchases of our stock during the quarter ended April 30, 2008:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 – February 29, 2008	2,960,644	$18.71	2,003,300	23,331,439
March 1, 2008 – March 31, 2008	4,686,572	18.69	2,425,000	39,050,000
April 1, 2008 – April 30, 2008	9,041,864	19.00	8,069,000	30,981,000

Total	16,689,080	18.86	12,497,300

(1)	Includes shares purchased as follows:

	February	March	April
Under publicly announced plans or programs	2,003,300	2,425,000	8,069,000
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	908,596	1,711,599	964,798
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	48,748	549,973	8,066
Total	2,960,644	4,686,572	9,041,864

(2)

Stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced on December 12, 2006. In March 2008, our board authorized the repurchase of an additional number of shares to bring the shares authorized to be repurchased under the program back to 40 million shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

SAIC, INC.

Item 5. Other Information.

(a) Our 2006 Equity Incentive Plan provides for the grant to our employees, directors, and consultants of stock options, stock appreciation rights, stock awards (including restricted stock, restricted stock units, deferred stock, performance shares and other similar types of awards, including other awards under which recipients are not required to pay any purchase or exercise price, such as phantom stock rights) and cash awards. All equity awards granted under the plan will be granted with respect to shares of our common stock and/or class A preferred stock.

The plan was initially adopted by our board of directors in November 2005 and approved by our stockholders in September 2006. In June 2007, the material terms of and certain amendments to the plan were approved by our stockholders. In March 2008, the compensation committee of our board of directors approved an amendment to the plan to expand the list of “objectively determinable performance conditions” upon which performance-based compensation may be based. At the Annual Meeting of Stockholders on May 30, 2008, our stockholders approved this amendment to the plan.

The amendment to the plan adds a number of measures commonly used in establishing short and long term incentive plans to the plan definition of “objectively determinable performance condition” in Section 2.1(ee) of the plan. The full text of the plan is filed as Exhibit 10.1 to this report and is incorporated into this report by reference. A summary description of the plan and the amendment is also set forth under the caption “Proposal II—Approval of an Amendment to our 2006 Equity Incentive Plan” in our 2008 Proxy Statement filed with the U.S. Securities and Exchange Commission on April 18, 2008.

Item 6. Exhibits.

10.1	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2008

SAIC, Inc.

/S/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002