Form 10-K/A
period 2008-01-31
SAIC, Inc.
filed 2008-09-03
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

SAIC, Inc. (Company) is filing this Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 to reflect the restatement of its consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia Technologies, Inc. (Telcordia). These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. The error that caused these misstatements was not identified by the Company’s procedures and controls existing when the error was made in 2005. Additionally, certain business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. Refer to Note 2 of the notes to consolidated financial statements included in Item 8 for a complete description and quantification of the restatement.

This Amendment No. 1 on Form 10-K/A does not include any significant updates of previously filed information except as required to reflect the effects of the restatement. This amendment includes changes to Items 6, 7, 8, and 9A of Part II of the original filing to reflect the restatement. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2. Other than the foregoing items, no other items are amended or included in this Amendment No. 1 on Form 10-K/A. The foregoing items have not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events. Therefore, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 previously filed on March 28, 2008 and with reports filed with the SEC subsequent to January 31, 2008.

Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the fiscal year ended January 31, 2008.

With this filing, the Company is amending its Annual Report on Form 10-K for the fiscal year ended January 31, 2008 previously filed on March 28, 2008, to correct the previously undetected error made in the determination of income taxes owed from the March 2005 sale of Telcordia, which has been presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. For this reason, the consolidated financial statements, report of independent registered public accounting firm and related financial information for the years ended January 31, 2008, 2007, 2006, and 2005 contained in any Form 10-K or for any interim period contained in any Form 10-Q reports filed on or prior to March 28, 2008 should no longer be relied upon. In addition, the Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 previously filed on June 4, 2008, to make corrections relating to the same error made in connection with the determination of income taxes owed from the March 2005 sale of Telcordia. Therefore, the condensed consolidated financial statements and related financial information contained in such Form 10-Q should no longer be relied upon.

The impact of the error principally affected the consolidated financial statements as of and for the year ended January 31, 2005. While this error was not detected until the quarterly period ended July 31, 2008, the material weakness that gave rise to this error was previously disclosed in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended January 31, 2005. As previously disclosed, as of January 31, 2005, the Company was taking actions to address a material weakness caused by inadequate controls over accounting for income taxes, including an inadequate review and reconciliation process over the tax accounts.

Following January 31, 2005, the Company made a number of changes to strengthen its internal controls over financial reporting, including changes to its internal control processes and procedures over accounting for income taxes, in preparation for compliance with the Sarbanes Oxley Act of 2002. Management believes that these changes to the internal controls over financial reporting adequately addressed the material weakness that was disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In connection with the restatement, the Company reevaluated its disclosure controls and procedures and internal control over financial reporting. Based on the Company’s re-evaluation, the Company reconfirmed its previous conclusions that its disclosure controls and procedures and internal control over financial reporting were effective as of January 31, 2008.

SAIC, Inc.

Form 10-K/A

PART II

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended January 31, 2008, 2007, 2006 and 2005 has been restated. Information for all periods presented has been reclassified to conform to the year ended January 31, 2008 presentation of discontinued operations as described in Note 18 of the notes to consolidated financial statements. Refer to Note 2 of the notes to consolidated financial statements for a complete description and quantification of the restatement.

	Year Ended January 31
	2008	2007	2006	2005	2004
	As Restated
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$8,935	$8,061	$7,518	$6,910	$5,573
Cost of revenues	7,698	6,974	6,568	6,044	4,828
Selling, general and administrative expenses	571	515	480	406	365
Goodwill impairment	—	—	—	—	7
Gain on sale of business units, net	—	—	—	2	—
Operating income	666	572	470	462	373
Interest income (1)	56	116	96	44	49
Interest expense	(90)	(92)	(88)	(87)	(80)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(3)	(3)	—
Other income (expense), net	(3)	5	(7)	(28)	10
Income from continuing operations before income taxes	626	596	468	388	352
Provision for income taxes	240	231	133	125	135
Income from continuing operations	386	365	335	263	217
Income from discontinued operations, net of tax (2)	30	25	584	121	134
Net income	$416	$390	$919	$384	$351
Earnings per share:
Basic:
Income from continuing operations	$.96	$1.04	$.96	$.72	$.59
Income from discontinued operations	.07	.07	1.68	.33	.36
	$1.03	$1.11	$2.64	$1.05	$.95
Diluted:
Income from continuing operations	$.93	$1.00	$.93	$.70	$.58
Income from discontinued operations	.07	.07	1.63	.32	.35
	$1.00	$1.07	$2.56	$1.02	$.93
Weighted average shares outstanding:
Basic	404	352	348	365	370
Diluted	417	364	359	375	377

	January 31
	2008	2007	2006	2005	2004
	As Restated
	(in millions, except per share data)
Consolidated Balance Sheet Data:
Total assets (1)	$4,981	$4,559	$5,655	$5,985	$5,540
Long-term debt	1,098	1,199	1,192	1,206	1,217
Other long-term liabilities	148	102	110	99	86
Stockholders’ equity (1)	1,868	1,502	2,774	2,326	2,203
Cash dividends per share declared and paid (1)	—	15	—	—	—

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

SAIC, Inc. Annual Report  1

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes. In addition to historical consolidated financial information, the following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed on March 28, 2008. Factors that could cause or contribute to these differences include those discussed below and elsewhere in our original Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2008 as fiscal 2008.

Restatement

We have restated our previously issued consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006. Certain misstatements in our previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia). These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in our consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. The error that caused these misstatements was not identified by our procedures and controls existing when the error was made in 2005. Additionally, certain business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. Refer to Note 2 of the notes to consolidated financial statements for a complete description and quantification of the restatement.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the original filing and has not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the fiscal year ended January 31, 2008.

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

2  SAIC, Inc. Annual Report

PART II

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

Government Segment. Through our Government segment, we provide systems engineering, systems integration and advanced technical services and solutions primarily to U.S. federal, state and local government agencies and foreign governments. Revenues from our Government segment accounted for 94%, 94% and 93% of our total consolidated revenues for fiscal 2008, 2007 and 2006, respectively. Within the Government segment, a significant portion of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor. Some revenues in the Government segment are derived from non-government customers for whom the work is performed by a Government segment business unit.

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

SAIC, Inc. Annual Report  3

PART II

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

Commercial Segment. Through our Commercial segment, we primarily target commercial customers worldwide in select industry markets, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of IT systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation services. Our Commercial segment customers often benefit from leveraging our broader governmental experiences, such as geographic information systems, security, and systems engineering. Revenues from our Commercial segment accounted for 6%, 6% and 7% of our total consolidated revenues in fiscal 2008, 2007 and 2006, respectively.

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

4  SAIC, Inc. Annual Report

PART II

The estimated value of our total consolidated backlog as of the end of the last two fiscal years was as follows:

	January 31
	2008	2007
	As Restated
	(in millions)
Government segment:
Funded backlog	$4,322	$3,932
Negotiated unfunded backlog	9,719	10,186
Total backlog	$14,041	$14,118
Commercial segment:
Funded backlog	$740	$693
Negotiated unfunded backlog	193	100
Total backlog	$933	$793
Total consolidated:
Funded backlog	$5,062	$4,625
Negotiated unfunded backlog	9,912	10,286
Total backlog	$14,974	$14,911

The restatement of previously reported backlog as of January 31, 2008 includes a downward adjustment of $65 million for the Government segment to eliminate amounts attributable to our discontinued operations.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2008	2007	2006
Cost-reimbursement	47%	48%	45%
T&M and fixed-price-level-of-effort	35	36	37
FFP	18	16	18
Total	100%	100%	100%

SAIC, Inc. Annual Report  5

PART II

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

6  SAIC, Inc. Annual Report

PART II

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts and administration, human resources and certain management information systems expenses. SG&A also includes bid-and-proposal and internal research and development expenses.

Results of Operations

The following table summarizes our consolidated results of operations for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	As Restated
	(dollars in millions)
Revenues	$8,935	11%	$8,061	7%	$7,518
Cost of revenues	7,698	10	6,974	6	6,568
Selling, general and administrative expenses	571	11	515	7	480
Operating income	666	16	572	22	470
As a percentage of revenues	7.5%		7.1%		6.3%
Non-operating income (expense), net	(40)		24		(2)
Income from continuing operations before income taxes	626	5	596	27	468
Provision for income taxes	240	4	231	74	133
Income from continuing operations	386	6	365	9	335
Income from discontinued operations, net of tax	30		25		584
Net income	$416	7	$390	(58)	$919

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

The following table summarizes changes in segment revenues for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	As Restated
	(dollars in millions)
Government segment revenues	$8,426	12%	$7,543	7%	$7,027
As a percentage of total revenues	94%		94%		93%
Commercial segment revenues	509	(2)	518	5	494
As a percentage of total revenues	6%		6%		7%
Corporate and Other segment revenues	—		—		(3)
Total revenues	$8,935	11	$8,061	7	$7,518

Government segment revenues increased $883 million, or 12%, in fiscal 2008, including internal revenue growth of 8%. Internal revenue growth in the Government segment for fiscal 2008 was attributed to continued growth in a number of our business areas, most notably our intelligence, defense and homeland security business areas. The increase in the intelligence business area was due to new program wins and higher levels of activity on existing programs, including certain classified and operational intelligence programs in fiscal 2008. The increase in the defense business area is primarily due to increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers and new program wins. This activity in our defense business area included revenue from work performed on the recently-won NATO Ballistic Missile Defense program and slightly reduced revenues from our highly visible Future Combat Systems program caused by customer budget reductions and timing of work. Increases in revenues in our homeland security business area were driven by increased sales of border, port and mobile security products as well as new program wins with various Department of Homeland Security agencies. Revenue growth related to acquisitions of businesses in the Government segment was 4% for fiscal 2008.

Government segment revenues increased $516 million, or 7%, in fiscal 2007, including internal revenue growth of 4%. Internal revenue growth in the Government segment for fiscal 2007 was positively impacted by growth in the intelligence,

SAIC, Inc. Annual Report  7

PART II

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

Commercial segment revenues decreased $9 million, or 2%, in fiscal 2008, primarily due to a one-time sale of equipment in fiscal 2007. Commercial segment revenues were also impacted by reductions in information technology outsourcing revenues in our U.K. subsidiary, offset in part by increased outsourcing and consulting services volume on various domestic programs. Commercial segment revenues increased $24 million, or 5%, in fiscal 2007 due to higher volume in our consulting services and information technology outsourcing business areas, including a one-time sale of equipment.

Corporate and Other segment revenues include the elimination of intersegment revenues of $3 million in fiscal 2006. There were no intersegment revenues in fiscal 2008 and 2007.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	As Restated
	(dollars in millions)
Government segment cost of revenues	$7,333	11%	$6,598	6%	$6,206
As a percentage of related revenues	87.0%		87.5%		88.3%
Commercial segment cost of revenues	387	(2)	394	3	382
As a percentage of related revenues	76.0%		76.1%		77.3%
Corporate and Other segment cost of revenues	(22)	(22)	(18)	10	(20)
Total cost of revenues	$7,698	10	$6,974	6	$6,568
As a percentage of revenues	86.2%		86.5%		87.4%

Government segment cost of revenues improved as a percentage of related revenues for fiscal 2008 primarily due to increased profitability on many cost reimbursement contracts as a result of the recovery of a greater percentage of our indirect costs through our indirect pricing rates, continued reductions in costs associated with management infrastructure, and improved fee rates on several large programs. The indirect rate performance improvement actions resulted in both increased profitability on certain cost reimbursable contracts as a result of the recovery of $15 million of prior year indirect rate overruns as well as an overall reduction in indirect rate overruns expensed to cost of revenues in fiscal 2008 compared to fiscal 2007. Government segment cost of revenues for fiscal 2008 also benefited from increases in contract fee rates, primarily due to a higher volume of sales of more profitable border, port and mobile security products. The fiscal 2008 improvement was partially offset by increased stock-based compensation expense related to both our required adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) for stock options as well as a fiscal 2008 increase in vesting stock award activity.

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

Commercial segment cost of revenues remained consistent as a percentage of related revenues in fiscal 2008 as compared to fiscal 2007. Commercial segment cost of revenues improved as a percentage of related revenues in fiscal 2007 primarily due to improved contract margin performance on certain of our longer term information technology outsourcing contracts in that year.

Corporate and Other segment cost of revenues in fiscal 2008 and 2007 represents the elimination of intersegment facility charges to our Government and Commercial segments for use of company-owned properties.

8  SAIC, Inc. Annual Report

PART II

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

Total consolidated SG&A increased $35 million, or 7% for fiscal 2007 as compared to fiscal 2006. General and administrative expenses increased $25 million, or 7%, primarily due to increased information technology and other infrastructure expenditures, increased legal expenses as well as increased stock-based compensation, business development and professional services expenses. Stock-based compensation expense related to stock options and discounts on the employee stock purchase plan increased approximately $12 million during fiscal 2007 as a result of the adoption of SFAS No. 123(R). There was no expense recognized for stock options or employee stock purchase plan discounts in fiscal 2006. Professional services expense increased by $12 million for fiscal 2007 largely due to certain systems implementation projects and our Sarbanes-Oxley compliance efforts. Internal research and development expenses increased $7 million for fiscal 2007 primarily due to increased efforts to develop new products and technologies to support our customers and our long-term growth. Bid and proposal (B&P) expenses increased $3 million for fiscal 2007, reflecting increased B&P activities offset by declines in production costs stemming from government actions to simplify the bidding process and actions taken by us to make our proposal process more efficient, both of which generally reduced the average cost of responding to a given B&P opportunity.

The following table summarizes changes in SG&A expense by segment for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	As Restated
	(dollars in millions)
Government segment SG&A	$437	16%	$376	3%	$366
As a percentage of related revenues	5.2%		5.0%		5.2%
Commercial segment SG&A	78	—	78	10	71
As a percentage of related revenues	15.3%		15.1%		14.4%
Corporate and Other segment SG&A	56	(8)	61	42	43
Total SG&A	$571	11	$515	7	$480
As a percentage of revenues	6.4%		6.4%		6.4%

SAIC, Inc. Annual Report  9

PART II

Government segment SG&A increased $61 million for fiscal 2008 primarily due to the acquisition in fiscal 2008 of a new business with a higher general and administrative cost structure, increased professional services spending, and increased internal research and development and business development spending. Government segment SG&A increased $10 million for fiscal 2007 primarily due to increased stock-based compensation, internal research and development and professional services expenses.

Commercial segment SG&A expenses remained consistent in fiscal 2008. Commercial segment SG&A increased $7 million in fiscal 2007 due to increased spending to support Commercial segment revenue growth and higher net periodic pension cost.

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

Operating Income. The following tables summarize changes in segment operating income for the last three fiscal years:

	Year Ended January 31
	2008	Percent change	2007	Percent change	2006
	As Restated
	(dollars in millions)
Government segment operating income	$656	15%	$569	25%	$455
As a percentage of related revenues	7.8%		7.5%		6.5%
Commercial segment operating income	44	(4)	46	12	41
As a percentage of related revenues	8.6%		8.9%		8.3%
Corporate and Other segment operating income	(34)	21	(43)	(65)	(26)
Total operating income	$666	16	$572	22	$470
As a percentage of revenues	7.5%		7.1%		6.3%

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

Government segment operating income increased $87 million for fiscal 2008, benefiting from increased profitability on many cost reimbursable contracts as a result of the recovery of a greater percentage of our indirect costs through our indirect pricing rates, continued reductions in costs associated with management infrastructure, improved fee rates on several large programs and increased sales of more profitable border, port and mobile security products. These benefits were partially offset by increases in stock based compensation expense due to our adoption of SFAS 123(R) for stock options and increased vesting stock award activity, increased professional services spending and increased spending on internal research and development initiatives and discretionary overhead spending mostly for business development activities. Government segment operating income increased $114 million for fiscal 2007 primarily due to growth in related revenues and decreased losses recognized on our Greek contract partially offset by increased SG&A expenses.

Commercial segment operating income decreased $2 million for fiscal 2008. Commercial segment operating income increased $5 million for fiscal 2007 primarily due to growth in related revenues and improvements in cost of revenues as a percentage of revenues offset by increased SG&A expenses.

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

10  SAIC, Inc. Annual Report

PART II

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

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on March 28, 2008 and Note 9 of the notes to consolidated financial statements, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage these risks. The derivative instruments we currently hold have not had a material impact on our consolidated financial position or results of operations.

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

We are subject to routine compliance reviews by the Internal Revenue Service (IRS), and other taxing authorities. The IRS is currently auditing fiscal 2005 and 2006. The IRS has completed audits through fiscal 2004. As of January 31, 2008, we had liabilities for uncertain tax positions of $58 million, including $28 million related to continuing operations. While we believe we have adequate accruals for our uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or our recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

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

SAIC, Inc. Annual Report  11

PART II

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

Net Income and EPS. Net income increased $26 million, or 7%, for fiscal 2008. This reflects a $21 million increase in income from continuing operations and a $5 million increase in income from discontinued operations. Diluted EPS decreased $0.07 per share, or 7%, for fiscal 2008 despite the $26 million increase in net income due to a 53 million share increase in the number of diluted weighted average shares outstanding for fiscal 2008 compared to fiscal 2007. Net income decreased $529 million for fiscal 2007 primarily due to reduced income from discontinued operations of $559 million related to the fiscal 2006 sale of Telcordia offset by a $30 million increase in income from continuing operations. Diluted EPS decreased $1.49 per share, or 58%, for fiscal 2007 primarily due to the $1.56 per share decline in income from discontinued operations. The increase in the number of weighted average shares outstanding for fiscal 2008 and 2007 was primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

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

12  SAIC, Inc. Annual Report

PART II

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

SAIC, Inc. Annual Report  13

PART II

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

14  SAIC, Inc. Annual Report

PART II

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 19 of the notes to consolidated financial statements. These off-balance sheet arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2008, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2009	2010- 2011	2012- 2013	2014 and Thereafter
	As Restated
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,250	$201	$139	$671	$1,239
Operating lease obligations (2)	310	117	124	42	27
Capital lease obligations	1	1	—	—	—
Estimated purchase obligations (3)	21	19	1	—	1
Liabilities for uncertain tax positions (4)	32	32	—	—	—
Other long-term liabilities (5)	148	42	48	20	38
Total contractual obligations	$2,762	$412	$312	$733	$1,305

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

(4)	Excludes obligations for uncertain tax positions of $26 million, which are included in other long-term liabilities.

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

SAIC, Inc. Annual Report  15

PART II

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

16  SAIC, Inc. Annual Report

PART II

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

SAIC, Inc. Annual Report  17

PART II

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

18  SAIC, Inc. Annual Report

PART II

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

In the normal conduct of our business, we seek to monetize our patent portfolio through licensing agreements. We have defended and will continue to defend our patent positions when we believe our patents have been infringed and are involved in such litigation from time to time. As described in Note 18 of the notes to consolidated financial statements, we sold our Telcordia subsidiary in fiscal 2006. Pursuant to the terms of the definitive stock purchase agreement, we will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

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

SAIC, Inc. Annual Report  19

PART II

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

Income Taxes. Provision for income taxes is recorded utilizing the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under this method, changes in tax rates and laws are reflected in income in the period such changes are enacted. In addition, the provision for federal, state, foreign and local income taxes is calculated on reported financial statement income before income taxes based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. We also have recognized liabilities for uncertain tax positions in accordance with the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” We recognize liabilities for uncertain tax positions on open

20  SAIC, Inc. Annual Report

PART II

tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Our income taxes payable balance includes liabilities for uncertain tax positions. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 13 of the notes to the consolidated financial statements. Including interest and penalties, we have liabilities for uncertain tax positions of $58 million at January 31, 2008, of which $32 million is classified as current income taxes payable on our consolidated balance sheet.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until final resolution of an examination by the IRS or State agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and determining the amount of benefit to be recognized.

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

SAIC, Inc. Annual Report  21

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

Item 8. Financial Statements and Supplementary Data

See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Item 9A. Controls and Procedures

Restatement of Financial Statements

As discussed elsewhere in this Amendment No.1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, we have restated our previously issued consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2—“Restatement” contained in the notes to consolidated financial statements in Item 8 for more detailed information regarding the restatement.

In connection with this restatement, under the direction of our chief executive officer and chief financial officer, we reevaluated our disclosure controls and procedures and internal control over financial reporting. Based on our re-evaluation, we reconfirmed our previous conclusion that our disclosure controls and procedures and internal control over financial reporting were effective as of January 31, 2008.

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

22  SAIC, Inc. Annual Report

PART II

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

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

SAIC, Inc. Annual Report  23

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2008, of the Company and our report dated March 25, 2008, (August 29, 2008 as to the effects of the restatement discussed in Note 2), expressed an unqualified opinion on those financial statements and included explanatory paragraphs for the adoption of new accounting standards relating to share-based payment and defined benefit pension obligations and the restatement.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2008

24  SAIC, Inc. Annual Report

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report:

1. Financial Statements

Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed December 11, 2007 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed December 11, 2007 with the SEC.

4.1	Form of Indenture between Science Applications International Corporation and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to Science Applications International Corporation’s Amendment No. 1 to Form S-3 Registration No. 333-37117 filed on November 19, 1997.

4.2	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed July 3, 2002 with the SEC. SEC File No: 0-12771.

4.3	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase f/k/a The Chase Manhattan Bank. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

4.4	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, between Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.2	Guaranty of Registrant in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed October 17, 2006 with the SEC.

10.3*	Registrant’s 2006 Equity Incentive Plan (as amended June 8, 2007). Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 14, 2007 with the SEC.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to Science Applications International Corporation s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.4 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

SAIC, Inc. Annual Report  25

PART IV

Exhibit Number	Description of Exhibit
10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed March 1, 2006 with the SEC.

10.8*	Registrant’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.25 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

10.9*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.11*	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.11 to Registrant’s original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the SEC on March 28, 2008.

10.12*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 to Registrant’s original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the SEC on March 28, 2008.

10.13*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000. SEC File No: 0-12771.

10.14*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed April 29, 1999 with the SEC. SEC File No: 0-12771.

10.15	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.16	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

10.17*	Letter Amendment No. 2, dated effective July 31, 2007, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on August 1, 2007 with the SEC.

10.18*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.19*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.20	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

10.21*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.22*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.23*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

26  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit

10.24*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

14	Registrant’s Code of Ethics for Principal Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the SEC on April 16, 2004.

18.1	Letter dated March 25, 2008 from Deloitte & Touche LLP regarding change in Accounting Principle. Incorporated by reference to Exhibit 18.1 to Registrant’s original Annual Report on Form 10-K for fiscal year ended January 31, 2008 as filed with the SEC on March 28, 2008.

21	Subsidiaries of Registrant. Incorporated by reference to Exhibit 21 to Registrant’s original Annual Report on Form 10-K for fiscal year ended January 31, 2008 as filed with the SEC on March 28, 2008.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

SAIC, Inc. Annual Report  27

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ KENNETH C. DAHLBERG
Kenneth C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: September 2, 2008

28  SAIC, Inc. Annual Report

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

As discussed in Note 1, the Company changed its method of accounting for the adoption of SFAS No. 123(R), Share-Based Payment, effective February 1, 2006, and its method of accounting for the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective January 31, 2007.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

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

/s/ Deloitte & Touche LLP

San Diego, California

March 25, 2008 (August 29, 2008 as to the effects of the restatement discussed in Note 2)

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2008	2007	2006
	As Restated (see Note 2)
	(in millions, except per share amounts)
Revenues	$8,935	$8,061	$7,518
Costs and expenses:
Cost of revenues	7,698	6,974	6,568
Selling, general and administrative expenses	571	515	480
Operating income	666	572	470
Non-operating income (expense):
Interest income	56	116	96
Interest expense	(90)	(92)	(88)
Minority interest in income of consolidated subsidiaries	(3)	(5)	(3)
Other income (expense), net	(3)	5	(7)
Income from continuing operations before income taxes	626	596	468
Provision for income taxes	240	231	133
Income from continuing operations	386	365	335
Discontinued operations (Note 18):
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including net gain on sales of $34 million, $19 million and $871 million in fiscal 2008, 2007 and 2006, respectively)	40	40	902
Minority interest in income of consolidated subsidiaries	(2)	(9)	(11)
Provision for income taxes	8	6	307
Income from discontinued operations	30	25	584
Net income	$416	$390	$919
Earnings per share:
Basic:
Income from continuing operations	$.96	$1.04	$.96
Income from discontinued operations	.07	.07	1.68
	$1.03	$1.11	$2.64
Diluted:
Income from continuing operations	$.93	$1.00	$.93
Income from discontinued operations	.07	.07	1.63
	$1.00	$1.07	$2.56
Weighted average shares outstanding:
Basic	404	352	348
Diluted	417	364	359

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2008	2007
	As Restated (see Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,096	$1,109
Receivables, net	1,886	1,598
Inventory, prepaid expenses and other current assets	255	190
Assets of discontinued operations	—	85
Total current assets	3,237	2,982
Property, plant and equipment, net	393	382
Intangible assets, net	102	109
Goodwill	1,077	920
Deferred income taxes	71	57
Other assets	101	109
	$4,981	$4,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,111	$1,032
Accrued payroll and employee benefits	562	507
Income taxes payable	64	107
Notes payable and long-term debt, current portion	130	29
Liabilities of discontinued operations	—	25
Total current liabilities	1,867	1,700
Notes payable and long-term debt, net of current portion	1,098	1,199
Other long-term liabilities	148	102
Commitments and contingencies (Notes 15 and 19)
Minority interest in consolidated subsidiaries	—	56
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 234 million and 320 million shares issued and outstanding at January 31, 2008 and 2007, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 179 million and 92 million shares issued and outstanding at January 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	1,804	1,523
Retained earnings	87	6
Accumulated other comprehensive loss	(23)	(27)
Total stockholders’ equity	1,868	1,502
	$4,981	$4,559

See accompanying notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
			As Restated (see Note 2)
	(in millions)
Balance at February 1, 2005	—	363	$2,280	$187	$(105)	$(36)
Net income	—	—	—	919	—	—	$919
Other comprehensive income	—	—	—	—	—	4	4
Issuances of stock	—	27	443	—	—	—	—
Repurchases of stock	—	(47)	(283)	(724)	—	—	—
Income tax benefit from employee stock transactions	—	—	67	—	—	—	—
Stock-based compensation	—	—	1	—	—	—	—
Unearned stock compensation, net of amortization	—	—	—	—	21	—	—
Balance at January 31, 2006	—	343	2,508	382	(84)	(32)	$923
Net income	—	—	—	390	—	—	$390
Other comprehensive income	—	—	—	—	—	15	15
Initial public offering of common stock	86	—	1,243	—	—	—	—
Issuances of preferred stock and other stock transactions	—	21	289	—	—	—	—
Repurchases of stock	(2)	(36)	(267)	(602)	—	—	—
Conversion of preferred stock to common stock	8	(8)	—	—	—	—	—
Special dividend	—	—	(2,279)	(164)	—	—	—
Income tax benefit from employee stock transactions	—	—	41	—	—	—	—
Stock-based compensation	—	—	44	—	28	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10)	—
Elimination of unearned compensation upon modification of stock awards	—	—	(56)	—	56	—	—
Balance at January 31, 2007	92	320	1,523	6	—	(27)	$405
Net income	—	—	—	416	—	—	$416
Other comprehensive income	—	—	—	—	—	4	4
Issuances of preferred stock and other stock transactions	—	28	292	—	—	—	—
Repurchases of stock	(12)	(15)	(164)	(334)	—	—	—
Conversion of preferred stock to common stock	99	(99)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	64	—	—	—	—
Stock-based compensation	—	—	89	—	—	—	—
Adjustment to initially apply FIN 48, net of tax	—	—	—	(1)	—	—	—
Balance at January 31, 2008	179	234	$1,804	$87	$—	$(23)	$420

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2008	2007	2006
	As Restated (see Note 2)
	(in millions)
Cash flows from operations:
Net income	$416	$390	$919
Income from discontinued operations	(30)	(25)	(584)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	80	71	68
Stock-based compensation	89	64	39
Excess tax benefits from stock-based compensation	(64)	(9)	—
Other non-cash items	24	22	16
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(237)	(68)	49
Inventory, prepaid expenses and other current assets	(46)	8	41
Deferred income taxes	(4)	3	(42)
Other assets	(5)	2	(19)
Accounts payable and accrued liabilities	47	33	53
Accrued payroll and employee benefits	54	97	95
Income taxes payable	28	108	(75)
Other long-term liabilities	(7)	(3)	13
Total cash flows provided by operations	345	693	573
Cash flows from investing activities:
Expenditures for property, plant and equipment	(61)	(73)	(52)
Acquisitions of businesses, net of cash acquired of $29, $14 and $4 in fiscal 2008, 2007 and 2006, respectively	(144)	(377)	(212)
Payments for businesses acquired in previous years	(1)	(1)	(14)
Purchases of marketable securities available-for-sale	—	(4,258)	(7,852)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917	7,561
Other	3	3	(12)
Total cash flows provided by (used in) investing activities	(203)	1,211	(581)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(10)	(20)	(40)
Sales of stock through initial public offering	—	1,243	—
Sales of stock and exercise of stock options	98	100	155
Repurchases of stock	(309)	(724)	(818)
Payment of a special dividend	(2)	(2,439)	—
Excess tax benefits from stock-based compensation	64	9	—
Other	2	(2)	(4)
Total cash flows used in financing activities	(157)	(1,833)	(707)
Increase (decrease) in cash and cash equivalents from continuing operations	(15)	71	(715)
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(3)	22	(296)
Cash provided by investing activities of discontinued operations	1	15	1,063
Cash used in financing activities of discontinued operations	—	(30)	(6)
Increase (decrease) in cash and cash equivalents from discontinued operations	(2)	7	761
Total increase (decrease) in cash and cash equivalents	(17)	78	46
Cash and cash equivalents at beginning of year—continuing operations	1,109	1,001	959
Cash and cash equivalents at beginning of year—discontinued operations	4	34	30
Cash and cash equivalents at beginning of year	1,113	1,035	989
Cash and cash equivalents at end of year—continuing operations	1,096	1,109	1,001
Cash and cash equivalents at end of year—discontinued operations	—	4	34
Cash and cash equivalents at end of year	$1,096	$1,113	$1,035

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

SAIC, Inc. Annual Report  F-7

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

On July 13, 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC, in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC nor are there any minority investors in any consolidated subsidiary. On October 27, 2006, the Company completed the sale of its majority-owned subsidiary, ANXeBusiness Corp. (ANX). On March 15, 2005, the Company completed the sale of its subsidiary, Telcordia Technologies, Inc. (Telcordia). The operating results of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction), ANX and Telcordia have been classified as discontinued operations (Note 18) for all periods presented.

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

F-8  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SAIC, Inc. Annual Report  F-9

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Goodwill and Intangible Assets

Goodwill (Note 6) is assessed for impairment annually and whenever events or circumstances indicate a condition of impairment may exist. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

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

Income Taxes

Provision for income taxes is recorded utilizing the asset and liability method in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” and related interpretations. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities on an annual basis (Note 13). Under this method, changes in tax rates and laws are reflected in income in the period such changes are enacted.

The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on February 1, 2007 (Note 13). The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s income taxes payable balance includes liabilities for uncertain tax positions.

Stock-Based Compensation

On February 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (Note 11). This statement requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options,

F-10  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the fair value of any discount greater than 5% on employee stock purchases made under its employee stock purchase plan (ESPP).

Defined Benefit Plans

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that perform services on a specific customer contract. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)) on January 31, 2007 (Note 10).

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

SAIC, Inc. Annual Report  F-11

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2—Restatement

The Company has restated these consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007, and 2006. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia. These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. This error was discovered during the quarterly period ended July 31, 2008, by Company personnel following an inquiry made during a routine Internal Revenue Service audit of the Company’s 2005 and 2006 federal tax returns.

The principal effects of the error related to the calculation of the gain on the sale of Telcordia on the Company’s consolidated financial statements are as follows:

•

An overstatement of federal deferred tax assets and an associated understatement of provision for federal income taxes from discontinued operations in the amount of $25 million as of and for the year ended January 31, 2005. The error caused the overstated amount of a federal deferred tax asset for the excess of tax basis of the Company’s investment in Telcordia over financial reporting basis to be recorded for the year ended January 31, 2005, after an acquisition agreement for the sale of Telcordia had been signed in fiscal 2005 and before the closing of the sale in fiscal 2006.

•

An understatement of provision for state income taxes from discontinued operations in the amount of $2 million for the year ended January 31, 2006. The error caused an understated amount of state tax expense to be recorded for the year ended January 31, 2006, upon completion of the sale of Telcordia in fiscal 2006.

•

An understatement of the provision for income taxes from discontinued operations in the amount of $2 million and $1 million for the years ended January 31, 2008 and 2007, respectively. This impact for fiscal 2008 and 2007 results from interest owed on the previously unrecorded federal and state tax obligations.

•

Two corrections to the provision for income taxes from discontinued operations to move $3 million from the three months ended April 30, 2008 to the year ended January 31, 2006 and $3 million from the year ended January 31, 2008 to the year ended January 31, 2006, in order to move these previously recognized amounts to the proper periods.

•

An overstatement of stockholders’ equity and an understatement of income tax obligations related to the sale of Telcordia of $33 million, $34 million, and $33 million at January 31, 2008, January 31, 2007, and January 31, 2006, respectively. These amounts reflect the cumulative impact of the items noted above, which were caused by the error.

F-12  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables illustrate the effects of the restatement of the Company’s consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007, and 2006.

Consolidated Statement of Income Items

	Year Ended January 31, 2008
	As Previously Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Discontinued operations:
Provision for income taxes	$9	$(1)	$8
Income from discontinued operations	29	1	30
Net income	415	1	416

Earnings per share:
Basic:
Income from continuing operations	$.96	$—	$.96
Income from discontinued operations	.07	—	.07
	$1.03	$—	$1.03
Diluted:
Income from continuing operations	$.93	$—	$.93
Income from discontinued operations	.07	—	.07
	$1.00	$—	$1.00

	Year Ended January 31, 2007
	As Previously Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Discontinued operations:
Provision for income taxes	$5	$1	$6
Income from discontinued operations	26	(1)	25
Net income	391	(1)	390

Earnings per share:
Basic:
Income from continuing operations	$1.04	$—	$1.04
Income from discontinued operations	.07	—	.07
	$1.11	$—	$1.11
Diluted:
Income from continuing operations	$1.00	$—	$1.00
Income from discontinued operations	.07	—	.07
	$1.07	$—	$1.07

	Year Ended January 31, 2006
	As Previously Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Discontinued operations:
Provision for income taxes	$299	$8	$307
Income from discontinued operations	592	(8)	584
Net income	927	(8)	919

Earnings per share:
Basic:
Income from continuing operations	$.96	$—	$.96
Income from discontinued operations	1.70	(.02)	1.68
	$2.66	$(.02)	$2.64
Diluted:
Income from continuing operations	$.93	$—	$.93
Income from discontinued operations	1.65	(.02)	1.63
	$2.58	$(.02)	$2.56

SAIC, Inc. Annual Report  F-13

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet Items

	January 31, 2008
	As Previously Reported	Adjustments	As Restated
		(in millions)
Income taxes payable	$29	$35	$64
Total current liabilities	1,832	35	1,867
Other long-term liabilities	150	(2)	148
Additional paid-in capital	1,836	(32)	1,804
Retained earnings	88	(1)	87
Total stockholders’ equity	1,901	(33)	1,868

	January 31, 2007
	As Previously Reported	Adjustments	As Restated
		(in millions)
Income taxes payable	$73	$34	$107
Total current liabilities	1,666	34	1,700
Additional paid-in capital	1,557	(34)	1,523
Retained earnings	6	—	6
Total stockholders’ equity	1,536	$(34)	1,502

Consolidated Statement of Cash Flows Items

	Year Ended January 31, 2008
	As Previously Reported	Adjustments	As Restated
		(in millions)
Cash flows from operations:
Net income	$415	$1	$416
Income from discontinued operations	(29)	(1)	(30)
Total cash flows provided by operations	345	_	345

	Year Ended January 31, 2007
	As Previously Reported	Adjustments	As Restated
		(in millions)
Cash flows from operations:
Net income	$391	$(1)	$390
Income from discontinued operations	(26)	1	(25)
Total cash flows provided by operations	693	_	693

	Year Ended January 31, 2006
	As Previously Reported	Adjustments	As Restated
		(in millions)
Cash flows from operations:
Net income	$927	$(8)	$919
Income from discontinued operations	(592)	8	(584)
Total cash flows provided by operations	573	_	573

F-14  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity and Comprehensive Income Items

The impact of the restatement on the components of stockholders’ equity as of the beginning of fiscal 2006 was as follows:

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2005 - as previously reported	—	363	$2,280	$212	$(105)	$(36)
Adjustments	—	—	—	(25)	—	—	—
Balance at February 1, 2005 - as restated	—	363	$2,280	$187	$(105)	$(36)

The impact of the restatement on the components of stockholders’ equity for the year ended January 31, 2007 related to the issuance of the special dividend was as follows:

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Special dividend - as previously reported	—	—	$(2,245)	$(198)	—	—	—
Adjustments	—	—	(34)	34	—	—	—
Special dividend - as restated	—	—	$(2,279)	$(164)	—	—	—

The impact of the restatement on the components of stockholders’ equity for the year ended January 31, 2008 related to the repurchases of stock was as follows:

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Repurchases of stock - as previously reported	(12)	(15)	$(166)	$(332)	—	—	—
Adjustments	—	—	2	(2)	—	—	—
Repurchases of stock - as restated	(12)	(15)	$(164)	$(334)	—	—	—

Business Segment Information

The Company has also restated its business segment information (Note 17) to correct an error that resulted in certain Government segment business activity being reported in its Commercial segment. This error resulted in an overstatement of Commercial segment revenues and an understatement of Government segment revenues of $70 million, $68 million, and $52 million for the years ended January 31, 2008, 2007, and 2006, respectively. Additionally, Commercial segment operating income was overstated and Government segment operating income was understated by $4 million and $10 million for the years ended January 31, 2008 and 2007, respectively. Commercial segment operating income was understated and Government segment operating income was overstated by $4 million for the year ended January 31, 2006. Commercial segment capital expenditures were overstated and Government segment capital expenditures were understated by $1 million and $4 million for the years ending January 31, 2008 and 2006, respectively. There was only a nominal impact to Commercial and Government segment capital expenditures for the year ending January 31, 2007. Commercial segment depreciation and amortization was overstated and Government segment depreciation and amortization was understated by $1 million, $2 million, and $2 million for the years ending January 31, 2008, 2007, and 2006, respectively.

SAIC, Inc. Annual Report  F-15

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Earnings Per Share (EPS):

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

F-16  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Composition of Certain Financial Statement Captions:

	January 31
	2008	2007
	As Restated (see Note 2)
	(in millions)
Receivables, net:
Billed less allowance for doubtful accounts of $9 million and $5 million as of January 31, 2008 and 2007, respectively	$1,419	$1,204
Unbilled	452	379
Contract retentions	15	15
	$1,886	$1,598
Inventory, prepaid expenses and other current assets:
Inventories	$99	$50
Prepaid expenses	52	41
Restricted cash	20	22
Pre-contract costs (Note 1)	7	7
Deferred income taxes	43	21
Other	34	49
	$255	$190
Property, plant and equipment, net:
Computers and other equipment	$226	$199
Buildings and improvements	232	232
Leasehold improvements	133	108
Office furniture and fixtures	50	41
Land	47	47
Construction in progress	2	16
	690	643
Less accumulated depreciation and amortization	297	261
	$393	$382
Other assets:
Equity method investments	$26	$20
Cost method investments	22	36
Other	53	53
	$101	$109
Accounts payable and accrued liabilities:
Accounts payable	$491	$462
Accrued liabilities for materials, subcontractors, and other items	465	423
Collections in excess of revenues on uncompleted contracts and deferred revenue	155	147
	$1,111	$1,032
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$337	$300
Accrued vacation	208	189
Accrued contributions to employee benefit plans	17	18
	$562	$507
Other long-term liabilities:
Accrued pension liabilities	$21	$24
Deferred compensation	41	43
Liability for uncertain tax positions	26	—
Other	60	35
	$148	$102

Note 5—Acquisitions:

The Company completed acquisitions of certain businesses in fiscal 2008, 2007 and 2006, which individually and in the aggregate were not considered material business combinations in the year acquired.

SAIC, Inc. Annual Report  F-17

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2008, the Company completed two acquisitions, one in the Government segment (Note 17) and one in the Commercial segment for an aggregate purchase price of $173 million in cash and $1 million of accrued acquisition payments. One acquired business is a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities construction. The other acquired business is an India-based provider of onsite and offshore IT solutions and technology consulting in the science and engineering sector. The preliminary purchase price allocations related to these acquisitions resulted in identifiable intangible assets of $26 million ($24 million assigned to the Government segment and $2 million assigned to the Commercial segment) and goodwill of $118 million ($104 million assigned to the Government segment and $14 million to the Commercial segment), $104 million of which was tax deductible. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of seven years. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocations will be completed once the information identified by the Company has been received.

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

F-18  SAIC, Inc. Annual Report

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

Note 7—Revolving Credit Facility:

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

SAIC, Inc. Annual Report  F-19

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-20  SAIC, Inc. Annual Report

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

SAIC, Inc. Annual Report  F-21

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus and sign-on bonus. The Company makes no contributions to the Keystaff Deferral Plan but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (4.93% to 5.93% during fiscal 2008). Deferred balances are generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their annual bonus awards granted under the 2006 Equity Incentive Plan (Note 11) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

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

Adoption of New Standard. In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).” The Company adopted SFAS No. 158 on January 31, 2007 and the effects of adopting the provisions of SFAS No. 158 on the Company’s balance sheet are presented in the following table:

	Before Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at January 31, 2007
	(in millions)
Deferred income taxes	$73	$5	$78
Accrued pension liabilities (other long-term liabilities)	9	15	24
Total liabilities	2,986	15	3,001
Accumulated other comprehensive loss	(17)	(10)	(27)
Total stockholders’ equity	1,512	(10)	1,502

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

F-22  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SAIC, Inc. Annual Report  F-23

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11—Stock-Based Compensation:

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

F-24  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-26  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-28  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The impairment losses on investments in fiscal 2008, 2007 and 2006 were due to declines in fair value of private equity securities held by the Company’s venture capital subsidiary that were deemed to be other-than-temporary. The carrying value of the Company’s cost and equity method investments as of January 31, 2008 was $48 million (Note 4), including $24 million of private equity securities held by the Company’s venture capital subsidiary.

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

SAIC, Inc. Annual Report  F-29

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-30  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended January 31, 2008
As Restated (see Note 2)
(in millions)
Unrecognized tax benefits at beginning of year	$48
Additions based on tax positions related to current year	6
Additions for tax positions related to prior years	16
Reductions for tax positions related to prior years	(5)
Lapse of statute of limitations	(12)
Unrecognized tax benefits at end of year	$53

The total amount of unrecognized tax benefits, net of deferred taxes and excluding accrued interest and penalties, that would affect the Company’s effective tax rate if recognized is $22 million for continuing operations and $25 million for discontinued operations as of January 31, 2008. The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense. The amount of interest and penalties recognized in the consolidated statements of income for fiscal 2008 was $4 million. At January 31, 2008, accrued interest and penalties totaled $9 million.

The balance of unrecognized tax benefits at January 31, 2008 includes a liability for uncertain tax positions of $58 million, of which $32 million is classified as current income taxes payable and $26 million is classified as other long-term liabilities on the consolidated balance sheet.

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

SAIC, Inc. Annual Report  F-31

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Year Ended January 31
	2008	2007	2006
	(in millions)
Other comprehensive income:
Foreign currency translation adjustments	$3	$4	$(2)
Deferred taxes	(1)	(2)	1
Foreign currency translation adjustments, net of tax	2	2	(1)
Unrealized loss on marketable securities	—	—	(3)
Reclassification of net realized loss	—	—	8
Deferred taxes	—	—	(1)
Unrealized gain on marketable securities, net of tax	—	—	4
Reclassification of net unrealized loss on derivative instruments to net income	3	3	3
Deferred taxes	(1)	(1)	(1)
Reclassification of unrealized loss on derivatives to net income, net of tax	2	2	2
Pension liability adjustments, net of tax	—	11	(1)
	$4	$15	$4

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

F-32  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum lease commitments, primarily for facilities under non-cancelable operating leases in effect at January 31, 2008 are as follows:

Year Ending January 31	Operating lease commitment	Sublease income
	(in millions)
2009	$117	$6
2010	79	4
2011	45	1
2012	27	1
2013	15	—
2014 and thereafter	27	1
	$310	$13

As of January 31, 2008, the Company had capital lease obligations of $1 million that are payable over the next year.

Note 16—Supplementary Income Statement and Cash Flow Information:

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

SAIC, Inc. Annual Report  F-33

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as Cost Accounting Standards (CAS) and Federal Acquisition Regulations. The Commercial segment’s business unit provides technical services and products primarily to customers in commercial markets and its operations are generally not subject to specific regulatory accounting or contracting guidelines. As discussed in Note 2, the Company has restated its business segment information to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment.

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

The following tables summarize business segment information:

	Year Ended January 31
	2008	2007	2006
	As Restated (see Note 2)
	(in millions)
Revenues:
Government segment	$8,426	$7,543	$7,027
Commercial segment	509	518	494
Corporate and Other segment	—	—	(3)
Total reportable segment revenues	$8,935	$8,061	$7,518
Operating income (loss):
Government segment	$656	$569	$455
Commercial segment	44	46	41
Corporate and Other segment	(34)	(43)	(26)
Total reportable operating income	$666	$572	$470
Capital expenditures:
Government segment	$48	$43	$37
Commercial segment	4	1	1
Corporate and Other segment	9	29	14
Total reportable segment and consolidated capital expenditures	$61	$73	$52
Depreciation and amortization:
Government segment	$66	$60	$56
Commercial segment	2	2	2
Corporate and Other segment	12	9	10
Total reportable segment and consolidated depreciation and amortization	$80	$71	$68

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

F-34  SAIC, Inc. Annual Report

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

Note 18—Discontinued Operations:

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

SAIC, Inc. Annual Report  F-35

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

Note 19—Commitments and Contingencies:

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

F-36  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SAIC, Inc. Annual Report  F-37

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of January 31, 2008. The Company recorded $1 million and $2 million of losses relating to foreign currency translation in fiscal 2008 and 2007, respectively, and $83 million of losses in fiscal 2006. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

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

F-38  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2008, the Company has deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

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

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $166 million at January 31, 2008, principally related to guarantees on contracts with domestic commercial and foreign government customers. Of the total outstanding letters of credit, $118 million was related to the firm-fixed-price contract with the Greek government described above, $5 million of which was issued under the Company’s revolving credit facility (Note 7). The Company also has outstanding surety bonds aggregating to $169 million, principally related to performance and payment bonds.

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

SAIC, Inc. Annual Report  F-39

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the normal conduct of its business, the Company seeks to monetize its patent portfolio through licensing agreements. The Company has defended and will continue to defend its patent positions when it believes its patents have been infringed and is involved in such litigation from time to time. As described in Note 18, the Company sold its Telcordia subsidiary in fiscal 2006. Pursuant to the terms of the definitive stock purchase agreement, the Company will receive 50% of any net proceeds that Telcordia receives in the future in connection with the enforcement of certain patent rights.

Note 20—Supplemental Guarantor Information:

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

As discussed in Note 2, the Company has restated these consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006. This restatement impacted the income from discontinued operations and net income in the Subsidiary Issuer’s consolidated income statements for the years ended January 31, 2008 and 2007, and equity in net income of consolidated subsidiaries in the Parent’s income statements and the related income statement elimination entries for the same periods. The effect of the error also impacted the Parent’s investment in consolidated subsidiaries as of January 31, 2008 and 2007 and the related balance sheet elimination entries for the same periods. The following tables present the consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger. The consolidating statement of income and consolidating statement of cash flows for the year ended January 31, 2006 are not presented herein as the Parent did not fully and unconditionally guarantee the Subsidiary Issuer’s debt described above during such period.

F-40  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Statements of Income

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Revenues	$—	$8,935	$—	$8,935
Costs and expenses:
Cost of revenues	—	7,698	—	7,698
Selling, general and administrative expenses	—	571	—	571
Operating income	—	666	—	666
Non-operating income (expense):
Interest income	70	53	(67)	56
Interest expense	—	(157)	67	(90)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(3)	—	(3)
Equity in net income of consolidated subsidiaries	371	—	(371)	—
Income from continuing operations before income taxes	441	556	(371)	626
Provision for income taxes	25	215	—	240
Income from continuing operations	416	341	(371)	386
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	40	—	40
Minority interest in income of consolidated subsidiaries	—	(2)	—	(2)
Provision for income taxes	—	8	—	8
Income from discontinued operations	—	30	—	30
Net income	$416	$371	$(371)	$416

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Revenues	$—	$8,061	$—	$8,061
Costs and expenses:
Cost of revenues	—	6,974	—	6,974
Selling, general and administrative expenses	—	515	—	515
Operating income	—	572	—	572
Non-operating income (expense):
Interest income	18	100	(2)	116
Interest expense	—	(94)	2	(92)
Minority interest in income of consolidated subsidiaries	—	(5)	—	(5)
Other income, net	—	5	—	5
Equity in net income of consolidated subsidiaries	100	—	(100)	—
Income from continuing operations before income taxes	118	578	(100)	596
Provision for income taxes	7	224	—	231
Income from continuing operations	111	354	(100)	365
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	40	—	40
Minority interest in income of consolidated subsidiaries	—	(9)	—	(9)
Provision for income taxes	—	6	—	6
Income from discontinued operations	—	25	—	25
Net income	$111	$379	$(100)	$390

SAIC, Inc. Annual Report  F-41

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,886	—	1,886
Inventory, prepaid expenses and other current assets	—	255	—	255
Total current assets	—	3,237	—	3,237
Property, plant and equipment, net	—	393	—	393
Intangible assets, net	—	102	—	102
Goodwill	—	1,077	—	1,077
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	687	—	(687)	—
	$1,874	$4,981	$(1,874)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,105	$—	$1,111
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	64	—	64
Notes payable and long-term debt, current portion	—	130	—	130
Total current liabilities	6	1,861	—	1,867
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	148	—	148
Total stockholders’ equity	1,868	687	(687)	1,868
	$1,874	$4,981	$(1,874)	$4,981

	January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$922	$187	$—	$1,109
Receivables, net	—	1,598	—	1,598
Inventory, prepaid expenses and other current assets	270	186	(266)	190
Assets of discontinued operations	—	85	—	85
Total current assets	1,192	2,056	(266)	2,982
Property, plant and equipment, net	—	382	—	382
Intangible assets, net	—	109	—	109
Goodwill	—	920	—	920
Deferred income taxes	—	57	—	57
Other assets	—	109	—	109
Investment in consolidated subsidiaries	312	—	(312)	—
	$1,504	$3,633	$(578)	$4,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2	$1,062	$(32)	$1,032
Accrued payroll and employee benefits	—	507	—	507
Income taxes payable	—	107	—	107
Notes payable and long-term debt, current portion	—	263	(234)	29
Liabilities of discontinued operations	—	25	—	25
Total current liabilities	2	1,964	(266)	1,700
Notes payable and long-term debt, net of current portion	—	1,199	—	1,199
Other long-term liabilities	—	102	—	102
Minority interest in consolidated subsidiaries	—	56	—	56
Total stockholders’ equity	1,502	312	(312)	1,502
	$1,504	$3,633	$(578)	$4,559

F-42  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Cash flows provided by operations	$68	$277	$—	$345
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(61)	—	(61)
Acquisitions of businesses, net of cash acquired of $29	—	(144)	—	(144)
Payments for businesses acquired in previous years	—	(1)	—	(1)
Other	—	3	—	3
Total cash flows used in investing activities	—	(203)	—	(203)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(10)	—	(10)
Proceeds (payments) on intercompany obligations	(982)	982	—	—
Sales of stock and exercise of stock options	—	98	—	98
Repurchases of stock	(8)	(301)	—	(309)
Payment of a special dividend	—	(2)	—	(2)
Excess tax benefits from stock-based compensation	—	64	—	64
Other	—	2	—	2
Total cash flows provided by (used in) financing activities	(990)	833	—	(157)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	907	—	(15)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(3)	—	(3)
Cash provided by investing activities of discontinued operations	—	1	—	1
Decrease in cash and cash equivalents from discontinued operations	—	(2)	—	(2)
Total increase (decrease) in cash and cash equivalents	(922)	905	—	(17)
Cash and cash equivalents at beginning of year – continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of year – discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of year	922	191	—	1,113
Cash and cash equivalents at end of year	$—	$1,096	$—	$1,096

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Year Ended January 31, 2008
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$301
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$102
Stock-based compensation recognized by Subsidiary Issuer	$89
Excess tax benefits from stock–based compensation realized by Subsidiary Issuer	$64

SAIC, Inc. Annual Report  F-43

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Cash flows provided by operations	$14	$679	$—	$693
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(73)	—	(73)
Acquisitions of businesses, net of cash acquired of $14	—	(377)	—	(377)
Payments for businesses acquired in previous years	—	(1)	—	(1)
Purchases of marketable securities available for sale	—	(4,258)	—	(4,258)
Proceeds from sales and maturities of marketable securities available for sale	—	5,917	—	5,917
Other	—	3	—	3
Total cash flows provided by investing activities	—	1,211	—	1,211
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(20)	—	(20)
Proceeds (payments) on intercompany obligations	(235)	235	—	—
Sales of stock through initial public offering	1,245	(2)		1,243
Sales of stock and exercise of stock options	—	100	—	100
Repurchases of stock	(102)	(622)	—	(724)
Payment of a special dividend	—	(2,439)	—	(2,439)
Excess tax benefits from stock-based compensation	—	9	—	9
Other	—	(2)	—	(2)
Total cash flows provided by (used in) financing activities	908	(2,741)	—	(1,833)
Increase (decrease) in cash and cash equivalents from continuing operations	922	(851)	—	71
Cash flows of discontinued operations:
Cash provided by operating activities of discontinued operations	—	22	—	22
Cash provided by investing activities of discontinued operations	—	15	—	15
Cash used in financing activities of discontinued operations	—	(30)	—	(30)
Increase in cash and cash equivalents from discontinued operations	—	7	—	7
Total increase (decrease) in cash and cash equivalents	922	(844)	—	78
Cash and cash equivalents at beginning of year – continuing operations	—	1,001	—	1,001
Cash and cash equivalents at beginning of year – discontinued operations	—	34	—	34
Cash and cash equivalents at beginning of year	—	1,035	—	1,035
Cash and cash equivalents at end of year – continuing operations	922	187	—	1,109
Cash and cash equivalents at end of year – discontinued operations	—	4	—	4
Cash and cash equivalents at end of year	$922	$191	$—	$1,113

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Year Ended January 31, 2007
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$21
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$43
Stock-based compensation recognized by Subsidiary Issuer	$7
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$9

F-44  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the years ended January 31, 2008 and 2007 is as follows:

	First Quarter (1) (3)	Second Quarter (1) (3)	Third Quarter (1)	Fourth Quarter (1)
	(in millions, except per share amounts)
Fiscal 2008
Revenues	$2,011	$2,222	$2,365	$2,337
Operating income	$136	$173	$186	$171
Income from continuing operations	$75	$99	$109	$103
Income (loss) from discontinued operations	$6	$32	$(4)	$(4)
Net income	$81	$131	$105	$99
Basic earnings per share (2)	$.20	$.32	$.26	$.25
Diluted earnings per share (2)	$.19	$.31	$.25	$.24

Fiscal 2007
Revenues	$1,897	$1,994	$2,081	$2,089
Operating income	$138	$151	$141	$142
Income from continuing operations	$91	$100	$90	$84
Income from discontinued operations	$15	$2	$8	$—
Net income	$106	$102	$98	$84
Basic earnings per share (2)	$.32	$.31	$.29	$.21
Diluted earnings per share (2)	$.31	$.30	$.28	$.20

(1)

Amounts for the first quarter of fiscal 2008 as well as all quarters for fiscal 2007 have been reclassified to conform to the presentation of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction as described in Note 18) as discontinued operations.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

(3)	The impact of the restatement (Note 2) on selected quarterly financial data (unaudited) was as follows:

	Three Months Ended April 30, 2007
Fiscal 2008 - First Quarter	As Previously Reported	Adjustments	As Restated
	(in millions)
Income from discontinued operations	$5	$1	$6
Net income	80	1	81

	Three Months Ended July 31, 2006
Fiscal 2007 - Second Quarter	As Previously Reported	Adjustments	As Restated
	(in millions)
Income from discontinued operations	$3	$(1)	$2
Net income	103	(1)	102

F-45  SAIC, Inc. Annual Report