Form 10-Q/A
period 2008-04-30
SAIC, Inc.
filed 2008-09-03
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

SAIC, Inc. (Company) is filing this Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 to reflect the restatement of its condensed consolidated financial statements as of April 30, 2008 and for the quarterly periods ended April 30, 2008 and 2007. The Company has also filed an Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 to reflect the restatement of its consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia Technologies, Inc. (Telcordia). These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. The error that caused these misstatements was not identified by the Company’s procedures and controls existing when the error was made in 2005. Additionally, certain business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. Refer to Note 2 of the notes to condensed consolidated financial statements included in Item 1 for a complete description and quantification of the restatement. The restatement did not impact the disclosure in “Item 4. Controls and Procedures” in the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008.

This Amendment No. 1 on Form 10-Q/A does not include any significant updates of previously filed information except as required to reflect the effects of the restatement. This amendment includes changes to Items 1 and 2 of Part I of the original filing to reflect the restatement. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2. Other than the foregoing items, no other items are amended or included in this Amendment No. 1 on Form 10-Q/A. The foregoing items have not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events. Therefore, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with the original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 previously filed on June 4, 2008 and with reports filed with the SEC subsequent to April 30, 2008.

Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the quarter ended April 30, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2008	2007
	As Restated (see Note 2)
	(in millions, except per share amounts)
Revenues	$2,369	$2,011
Costs and expenses:
Cost of revenues	2,053	1,746
Selling, general and administrative expenses	143	129
Operating income	173	136
Non-operating income (expense):
Interest income	8	14
Interest expense	(19)	(22)
Minority interest in income of consolidated subsidiaries	—	(2)
Other income, net	8	—
Income from continuing operations before income taxes	170	126
Provision for income taxes	66	51
Income from continuing operations	104	75
Discontinued operations (Note 1):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes (including a net loss on sales of $2 million and a net gain on sales of $9 million for the three months ended April 30, 2008 and 2007, respectively)	(2)	13
Minority interest in income of consolidated subsidiaries	—	(1)
Provision (benefit) for income taxes	(1)	6
Income (loss) from discontinued operations	(1)	6
Net income	$103	$81
Earnings per share:
Basic:
Income from continuing operations	$.26	$.19
Income from discontinued operations	—	.01
	$.26	$.20
Diluted:
Income from continuing operations	$.25	$.18
Income from discontinued operations	—	.01
	$.25	$.19
Weighted average shares outstanding:
Basic	402	404
Diluted	413	418

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2008	January 31, 2008
	As Restated (see Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$662	$1,096
Receivables, net	1,927	1,886
Inventory, prepaid expenses and other current assets	289	255
Total current assets	2,878	3,237
Property, plant and equipment (less accumulated depreciation and amortization of $310 million and $297 million at April 30, 2008 and January 31, 2008, respectively)	390	393
Intangible assets, net	121	102
Goodwill	1,180	1,077
Deferred income taxes	73	71
Other assets	107	101
	$4,749	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,138	$1,111
Accrued payroll and employee benefits	465	562
Income taxes payable	87	64
Notes payable and long-term debt, current portion	30	130
Total current liabilities	1,720	1,867
Notes payable and long-term debt, net of current portion	1,098	1,098
Other long-term liabilities	152	148
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 225 million and 234 million shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 184 million and 179 million shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	—	—
Additional paid-in capital	1,802	1,804
Retained earnings	—	87
Accumulated other comprehensive loss	(23)	(23)
Total stockholders’ equity	1,779	1,868
	$4,749	$4,981

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional		Accumulated other		Comprehensive income
	Common stock	Preferred stock	paid-in capital	Retained earnings	comprehensive loss	Total
			As Restated
			(see Note 2)
			(in millions)
Balance at February 1, 2008	179	234	$1,804	$87	$(23)	$1,868
Net income	—	—	—	103	—	103	$103
Issuances of stock	—	14	99	—	—	99	—
Repurchases of stock	(13)	(5)	(147)	(190)	—	(337)	—
Conversion of preferred stock to common stock	18	(18)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	27	—	—	27	—
Stock-based compensation	—	—	19	—	—	19	—
Balance at April 30, 2008	184	225	$1,802	$—	$(23)	$1,779	$103

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2008	2007
	As Restated (see Note 2)
	(in millions)
Cash flows from operations:
Net income	$103	$81
(Income) loss from discontinued operations	1	(6)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	23	17
Stock-based compensation	19	23
Excess tax benefits from stock-based compensation	(27)	(27)
Other non-cash items	(6)	2
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(37)	(26)
Inventory, prepaid expenses and other current assets	(34)	1
Deferred income taxes	(1)	—
Other assets	(4)	(2)
Accounts payable and accrued liabilities	18	(115)
Accrued payroll and employee benefits	(94)	(108)
Income taxes payable	47	27
Other long-term liabilities	5	4
Total cash flows provided by (used in) operations	13	(129)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(12)
Acquisitions of businesses, net of cash acquired of $1 million in 2008	(135)	—
Payments for businesses acquired in previous years	(2)	—
Other	8	5
Total cash flows used in investing activities	(141)	(7)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(102)	(1)
Sales of stock and exercise of stock options	28	35
Repurchases of stock	(259)	(94)
Excess tax benefits from stock-based compensation	27	27
Other	—	1
Total cash flows used in financing activities	(306)	(32)
Decrease in cash and cash equivalents from continuing operations	(434)	(168)
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	2	(5)
Cash provided by (used in) investing activities of discontinued operations	(2)	3
Decrease in cash and cash equivalents from discontinued operations	—	(2)
Total decrease in cash and cash equivalents	(434)	(170)
Cash and cash equivalents at beginning of period—continuing operations	1,096	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4
Cash and cash equivalents at beginning of period	1,096	1,113
Cash and cash equivalents at end of period—continuing operations	$662	$943

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

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

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

In addition to the operating results of the divested portion of AMSEC LLC, the Company’s results of discontinued operations for the three months ended April 30, 2008 and 2007 included gains and losses on sales for certain tax and litigation matters related to Telcordia Technologies, Inc. (Telcordia) (Note 9) and the divested portion of AMSEC LLC.

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

Note 2 – Restatement

The Company has restated its consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006 and these condensed consolidated financial statements as of April 30, 2008 and for the quarterly periods ended April 30, 2008 and 2007. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia. These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. This error was discovered during the quarterly period ended July 31, 2008, by Company personnel following an inquiry made during a routine Internal Revenue Service audit of the Company’s 2005 and 2006 federal income tax returns.

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

•

An understatement of the provision for state income taxes from discontinued operations in the amount of $2 million for the year ended January 31, 2006. The error caused an understated amount of state tax expense to be recorded for the year ended January 31, 2006, upon completion of the sale of Telcordia in fiscal 2006.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

An understatement of the provision for income taxes from discontinued operations in the amount of $2 million and $1 million for the years ended January 31, 2008 and 2007, respectively. This impact for fiscal 2008 and 2007 results from interest owed on the previously unrecorded federal and state tax obligations. The unrecorded interest on these tax obligations for the three months ended April 30, 2008 was nominal.

•

Two corrections to the provision for income taxes from discontinued operations to move $3 million from the three months ended April 30, 2008 to the year ended January 31, 2006 and $3 million from the year ended January 31, 2008 to the year ended January 31, 2006, in order to move these previously recognized amounts to the proper periods.

•

An overstatement of stockholders’ equity and an understatement of income tax obligations related to the sale of Telcordia of $30 million, $33 million, $34 million and $33 million at April 30, 2008, January 31, 2008, January 31, 2007, and January 31, 2006, respectively. These amounts reflect the cumulative impact of the items noted above, which were caused by the error.

The following tables illustrate the effects of the restatement of the Company’s condensed consolidated financial statements as of April 30, 2008 and for the three months ended April 30, 2008 and 2007.

Condensed Consolidated Statement of Income Items

(Unaudited)

	Three Months Ended April 30, 2008
	As Previously Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Discontinued operations:
Provision (benefit) for income taxes	$2	$(3)	$(1)
Loss from discontinued operations	(4)	3	(1)
Net income	100	3	103
Earnings per share:
Basic:
Income from continuing operations	$.26	$—	$.26
Loss from discontinued operations	(.01)	.01	—
	$.25	$.01	$.26
Diluted:
Income from continuing operations	$.25	$—	$.25
Loss from discontinued operations	(.01)	.01	—
	$.24	$.01	$.25

	Three Months Ended April 30, 2007
	As Previously Reported	Adjustments	As Restated
	(in millions, except per share amounts)
Discontinued operations:
Provision for income taxes	$7	$(1)	$6
Income from discontinued operations	5	1	6
Net income	80	1	81
Earnings per share:
Basic:
Income from continuing operations	$.19	$—	$.19
Income from discontinued operations	.01	—	.01
	$.20	$—	$.20
Diluted:
Income from continuing operations	$.18	$—	$.18
Income from discontinued operations	.01	—	.01
	$.19	$—	$.19

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Consolidated Balance Sheet Items

(Unaudited)

	April 30, 2008
	As Previously Reported	Adjustments	As Restated
		(in millions)
Income taxes payable	$55	$32	$87
Total current liabilities	1,688	32	1,720
Other long-term liabilities	154	(2)	152
Additional paid-in capital	1,832	(30)	1,802
Retained earnings	—	—	—
Total stockholders’ equity	1,809	(30)	1,779

Condensed Consolidated Statement of Cash Flows Items

(Unaudited)

	Three Months Ended April 30, 2008
	As Previously Reported	Adjustments	As Restated
		(in millions)
Cash flows from operations:
Net income	$100	$3	$103
Loss from discontinued operations	4	(3)	1
Total cash flows provided by operations	13	—	13

	Three Months Ended April 30, 2007
	As Previously Reported	Adjustments	As Restated
		(in millions)
Cash flows from operations:
Net income	$80	$1	$81
Income from discontinued operations	(5)	(1)	(6)
Total cash flows provided by (used in) operations	(129)	—	(129)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income Item

(Unaudited)

	Three Months Ended April 30, 2008
	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Total	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Repurchases of stock - as previously reported	(13)	(5)	$(149)	$(188)	—	—	$(337)	—
Adjustment	—	—	2	(2)	—	—	—	—
Repurchases of stock - as restated	(13)	(5)	$(147)	$(190)	—	—	$(337)	—

Business Segment Information

The Company has also restated its business segment information (Note 8) to correct an error that resulted in certain Government segment business activity being reported in its Commercial segment. This error resulted in an overstatement of Commercial segment revenues and an understatement of Government segment revenues of $13 million and $8 million for the three months ended April 30, 2008 and 2007, respectively. Additionally, Commercial segment operating income was overstated and Government segment operating income was understated by $1 million for the three months ended April 30, 2008. Commercial segment operating income was understated and Government segment operating income was overstated by $1 million for the three months ended April 30, 2007.

This Note should be read in conjunction with Note 2 – “Restatement” in the notes to the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which provides further information on the nature and impact of the restatement.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Stockholders’ Equity and Earnings per Share (EPS):

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

Note 4—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended April 30
	2008	2007
	(in millions)
Stock options	$6	$7
Vesting stock awards	13	12
Employee stock purchase plan (ESPP) discount	—	4
Total stock-based compensation expense	$19	$23

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ESPP. Effective January 1, 2008, the Company reduced the discount on the ESPP to 5% thereby resulting in the ESPP being non-compensatory.

Note 5—Acquisitions:

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

Note 6—Goodwill and Intangible Assets:

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income for the periods noted was as follows:

	Three Months Ended April 30
	2008	2007
	As Restated (see Note 2)
	(in millions)
Net income	$103	$81
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	1
Total comprehensive income	$103	$82

The components of accumulated other comprehensive loss were as follows:

	April 30, 2008	January 31, 2008
	(in millions)
Foreign currency translation adjustments	$3	$3
Unrealized net loss on derivative instruments	(7)	(7)
Unrealized loss on defined benefit plan	(19)	(19)
	$(23)	$(23)

As of April 30, 2008, $1 million of the unrealized net loss on derivative instruments will be amortized and recognized as interest expense during the next 12 months.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Business Segment Information:

As discussed in Note 2, the Company has restated its business segment information to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and for consistency with the current year’s presentation:

	Three Months Ended April 30
	2008	2007
	As Restated (see Note 2)
	(in millions)
Revenues:
Government segment	$2,251	$1,891
Commercial segment	118	120
Total revenues	$2,369	$2,011
Operating income (loss):
Government segment	$175	$134
Commercial segment	3	6
Corporate and Other segment	(5)	(4)
Total operating income	$173	$136

As described in more detail in Note 17 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, certain corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. To the extent not allocated, corporate expenses are retained in the Corporate and Other segment.

Note 9—Commitments and Contingencies:

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing fiscal years 2005 and 2006. During the next 12 months, it is reasonably possible that resolution of these reviews by the IRS and other taxing authorities, both domestic and international, could be reached with respect to $37 million of the Company’s unrecognized tax benefits ($27 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development, foreign tax credits and certain recurring deductions customary for the Company’s industry. As of April 30, 2008, the Company had liabilities for uncertain tax positions of $60 million, including $30 million related to discontinued operations.

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

Note 10—Supplemental Guarantor Information:

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

As discussed in Note 2, the Company has restated its consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006 and these condensed consolidated financial statements as of April 30, 2008 and for the quarterly periods ended April 30, 2008 and 2007. This restatement impacted income from discontinued operations and net income in the Subsidiary Issuer’s consolidated income statement for the three months ended April 30, 2008 and 2007, and equity in net income of consolidated subsidiaries in the Parent’s income statement and the related income statement elimination entries for the same periods. The effect of the error also impacted the Parent’s investment in consolidated subsidiaries as of April 30, 2008 and the related balance sheet elimination entries for the same period. As permitted by SEC rules, the following condensed consolidating financial statement information is provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The condensed consolidating financial statement information should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto of which this note is an integral part.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present condensed consolidating financial information for the Parent and the Subsidiary Issuer.

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Revenues	$—	$2,369	$—	$2,369
Costs and expenses:
Cost of revenues	—	2,053	—	2,053
Selling, general and administrative expenses	—	143	—	143
Operating income	—	173	—	173
Non-operating income (expense):
Interest income	11	8	(11)	8
Interest expense	—	(30)	11	(19)
Other income, net	—	8	—	8
Equity in net income of consolidated subsidiaries	95	—	(95)	—
Income from continuing operations before income taxes	106	159	(95)	170
Provision for income taxes	3	63	—	66
Income from continuing operations	103	96	(95)	104
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2)	—	(2)
Income tax benefits	—	1	—	1
Loss from discontinued operations	—	(1)	—	(1)
Net income	$103	$95	$(95)	$103

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Revenues	$—	$2,011	$—	$2,011
Costs and expenses:
Cost of revenues	—	1,746	—	1,746
Selling, general and administrative expenses	—	129	—	129
Operating income	—	136	—	136
Non-operating income (expense):
Interest income	15	11	(12)	14
Interest expense	—	(34)	12	(22)
Other income, net	—	(2)	—	(2)
Equity in net income of consolidated subsidiaries	71	—	(71)	—
Income from continuing operations before income taxes	86	111	(71)	126
Provision for income taxes	5	46	—	51
Income from continuing operations	81	65	(71)	75
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	13	—	13
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Provision for income taxes	—	6	—	6
Income from discontinued operations	—	6	—	6
Net income	$81	$71	$(71)	$81

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$662	$—	$662
Receivables, net	—	1,927	—	1,927
Inventory, prepaid expenses and other current assets	—	289	—	289
Total current assets	—	2,878	—	2,878
Property, plant and equipment, net	—	390	—	390
Intangible assets, net	—	121	—	121
Goodwill	—	1,180	—	1,180
Deferred income taxes	—	73	—	73
Other assets	1,013	107	(1,013)	107
Investment in consolidated subsidiaries	782	—	(782)	—
	$1,795	$4,749	$(1,795)	$4,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16	$1,122	$—	$1,138
Accrued payroll and employee benefits	—	465	—	465
Income taxes payable	—	87	—	87
Notes payable and long-term debt, current portion	—	30	—	30
Total current liabilities	16	1,704	—	1,720
Notes payable and long-term debt, net of current portion	—	2,111	(1,013)	1,098
Other long-term liabilities	—	152	—	152
Total stockholders’ equity	1,779	782	(782)	1,779
	$1,795	$4,749	$(1,795)	$4,749

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,886	—	1,886
Inventory, prepaid expenses and other current assets	—	255	—	255
Total current assets	—	3,237	—	3,237
Property, plant and equipment, net	—	393	—	393
Intangible assets, net	—	102	—	102
Goodwill	—	1,077	—	1,077
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	687	—	(687)	—
	$1,874	$4,981	$(1,874)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,105	$—	$1,111
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	64	—	64
Notes payable and long-term debt, current portion	—	130	—	130
Total current liabilities	6	1,861	—	1,867
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	148	—	148
Total stockholders’ equity	1,868	687	(687)	1,868
	$1,874	$4,981	$(1,874)	$4,981

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Three Months Ended April 30, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Cash flows provided by operations	$10	$3	$—	$13
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(12)	—	(12)
Acquisitions of businesses, net of cash acquired of $1 million	—	(135)	—	(135)
Payments for businesses acquired in previous years	—	(2)	—	(2)
Other	—	8	—	8
Total cash flows used in investing activities	—	(141)	—	(141)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(102)	—	(102)
Proceeds (payments) on intercompany obligations	(10)	10	—	—
Sales of stock and exercise of stock options	—	28	—	28
Repurchases of stock	—	(259)	—	(259)
Excess tax benefits from stock-based compensation	—	27	—	27
Total cash flows used in financing activities	(10)	(296)	—	(306)
Decrease in cash and cash equivalents from continuing operations	—	(434)	—	(434)
Cash flows of discontinued operations:
Cash provided by operating activities of discontinued operations	—	2	—	2
Cash used in investing activities of discontinued operations	—	(2)	—	(2)
Increase in cash and cash equivalents from discontinued operations	—	—	—	—
Total decrease in cash and cash equivalents	—	(434)	—	(434)
Cash and cash equivalents at beginning of period	—	1,096	—	1,096
Cash and cash equivalents at end of period	$—	$662	$—	$662

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Three Months Ended April 30, 2008
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$259
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$ 31
Stock-based compensation recognized by Subsidiary Issuer	$ 19
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$ 27

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended April 30, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	As Restated (see Note 2)
	(in millions)
Cash flows provided by (used in) operations	$14	$(143)	$—	$(129)
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(12)	—	(12)
Other	—	5	—	5
Total cash flows used in investing activities	—	(7)	—	(7)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(1)	—	(1)
Proceeds (payments) on intercompany obligations	(928)	928	—	—
Sales of stock and exercise of stock options	—	35	—	35
Repurchases of stock	(8)	(86)	—	(94)
Excess tax benefits from stock-based compensation	—	27	—	27
Other	—	1	—	1
Total cash flows provided by (used in) financing activities	(936)	904	—	(32)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	754	—	(168)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(5)	—	(5)
Cash provided by investing activities of discontinued operations	—	3	—	3
Decrease in cash and cash equivalents from discontinued operations	—	(2)	—	(2)
Total increase (decrease) in cash and cash equivalents	(922)	752	—	(170)
Cash and cash equivalents at beginning of period – continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period – discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of period	922	191	—	1,113
Cash and cash equivalents at end of period	$—	$943	$—	$943

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Three Months Ended April 30, 2007
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$86
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$39
Stock-based compensation recognized by Subsidiary Issuer	$23
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$27

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed on March 28, 2008, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2009 as fiscal 2009. We are currently in fiscal 2009.

Restatement

We have restated our previously issued consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007 and 2006, and our condensed consolidated financial statements as of April 30, 2008 and for the quarterly periods ended April 30, 2008 and 2007. Certain misstatements in our previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia). These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in our consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. The error that caused these misstatements was not identified by our procedures and controls existing when the error was made in 2005. Additionally, certain business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. Refer to Note 2 of the notes to condensed consolidated financial statements for a complete description and quantification of the restatement.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the original filing and has not been updated to reflect other events occurring after the date of the original filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the quarter ended April 30, 2008.

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

SAIC, INC.

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

SAIC, INC.

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

The estimated value of our total backlog as of the dates noted was as follows:

	April 30, 2008	January 31, 2008
	As Restated
	(in millions)
Government segment:
Funded backlog	$4,696	$4,322
Negotiated unfunded backlog	9,486	9,719
Total backlog	$14,182	$14,041
Commercial segment:
Funded backlog	$670	$740
Negotiated unfunded backlog	258	193
Total backlog	$928	$933
Total:
Funded backlog	$5,366	$5,062
Negotiated unfunded backlog	9,744	9,912
Total backlog	$15,110	$14,974

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

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	As Restated
	(dollars in millions)
Revenues	$2,369	18%	$2,011
Cost of revenues	2,053	18	1,746
Selling, general and administrative expenses	143	11	129

Operating income	173	27	136
As a percentage of revenues	7.3%		6.8%
Non-operating expense, net	(3)		(10)

Income from continuing operations before income taxes	170	35	126
Provision for income taxes	66	29	51

Income from continuing operations	104	39	75
Income (loss) from discontinued operations, net of tax	(1)		6

Net income	$103	27	$81

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

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	As Restated
	(dollars in millions)
Government segment revenues	$2,251	19%	$1,891
As a percentage of total revenues	95%		94%
Commercial segment revenues	118	(2)	120
As a percentage of total revenues	5%		6%

Total revenues	$2,369	18	$2,011

Government segment revenues increased $360 million, or 19%, for the three months ended April 30, 2008 as compared to the same period in the prior year. Internal, or non-acquisition, related growth was 15% for the three months ended April 30, 2008 as compared to the same period in the prior year. Internal revenue growth in the Government segment for the three months ended April 30, 2008 was attributable to continued growth across a number of our business areas, most notably our defense, logistics and product support, homeland security and intelligence business areas. Growth in our defense business area was led by increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers, including integration of communication systems on mine resistant ambush protected (MRAP) vehicles. Our logistics and products support business area experienced growth from new programs, including a logistics support services contract for deployed MRAP vehicles as well as our contract to provide inventory management and logistics support services for ground tires to the U.S. military deployed worldwide. Increases in revenues in our homeland security business area were driven by increased sales of homeland security preparedness products and support as well as work performed on new programs with various U.S. Department of Homeland Security agencies. The increase in the intelligence business area is primarily due to work performed on new programs and higher levels of activity on existing geospatial programs, including the global positioning system program, and classified programs. Revenue growth related to acquisitions of businesses in the Government segment was 4% for the three months ended April 30, 2008 primarily due to our acquisition of a consulting, engineering, and architectural design company during our fiscal quarter ended October 31, 2007.

Commercial segment revenues for the three months ended April 30, 2008 remained relatively consistent as compared to the same period in the prior year.

SAIC, INC.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	As Restated
	(dollars in millions)
Government segment cost of revenues	$1,966	19%	$1,657
As a percentage of related revenues	87.3%		87.6%
Commercial segment cost of revenues	92	(2)	94
As a percentage of related revenues	78.0%		78.3%
Corporate and Other segment cost of revenues	(5)	—	(5)

Total cost of revenues	$2,053	18	$1,746

As a percentage of revenues	86.7%		86.8%

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

SAIC, INC.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	As Restated
	(dollars in millions)
Government segment SG&A	$110	10%	$100
As a percentage of related revenues	4.9%		5.3%
Commercial segment SG&A	23	15	20
As a percentage of related revenues	19.5%		16.7%
Corporate and Other segment SG&A	10	11	9

Total SG&A	$143	11	$129

As a percentage of revenues	6.0%		6.4%

Government segment SG&A increased $10 million, or 10%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to businesses acquired since April 30, 2007, increased professional services and B&P spending offset by decreases in internal research and development spending.

Commercial segment SG&A expenses increased $3 million, or 15%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to a business acquired since April 30, 2007 and increased labor rates.

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

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended April 30
	2008	Percent change	2007
	As Restated
	(dollars in millions)
Government segment operating income	$175	31%	$134
As a percentage of related revenues	7.8%		7.1%
Commercial segment operating income	3	(50)	6
As a percentage of related revenues	2.5%		5.0%
Corporate and Other segment operating loss	(5)	(25)	(4)

Total operating income	$173	27	$136

As a percentage of revenues	7.3%		6.8%

Total operating income increased $37 million, or 27%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to increased Government segment operating income.

Government segment operating income increased $41 million, or 31%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to a decrease in selling, general and administrative expenses as a percentage of revenues reflecting management’s efforts to control general and administrative spending and improved fee rates on several large programs.

Commercial segment operating income for the three months ended April 30, 2008 decreased by $3 million or 50% as compared to the same period in the prior year due to an increase in selling, general and administrative expenses.

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

SAIC, INC.

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

Net Income and EPS. Net income increased $22 million, or 27%, for the three months ended April 30, 2008 as compared to the same period in the prior year. The increase reflects a $29 million increase in income from continuing operations and a $7 million decrease in income from discontinued operations. Diluted EPS increased $.06 per share, or 32%, for the three months ended April 30, 2008 as compared to the same period in the prior year primarily due to an increase in net income of $22 million for the three months ended April 30, 2008 as compared to the same period in the prior year.

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

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of April 30, 2008. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of April 30, 2008, $744 million of the revolving credit facility was available, due to $6 million of outstanding standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See Note 9 of the notes to the unaudited condensed consolidated financial statements.

The facility contains various customary restrictive covenants, including financial covenants. As of April 30, 2008, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 19 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. These off-balance sheet arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 9 of the notes to the unaudited condensed consolidated financial statements for a discussion of these items.

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

We have several critical accounting policies, which were described in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the three months ended April 30, 2008.

SAIC, INC.

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

SAIC, INC.

PART II

OTHER INFORMATION

Item 6. Exhibits.

10.1	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to Registrant’s original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed June 4, 2008 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2008

SAIC, Inc.

/S/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to Registrant’s original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed June 4, 2008 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002