Form 10-Q
period 2008-07-31
SAIC, Inc.
filed 2008-09-04
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

As of August 15, 2008, the registrant had 192,471,008 shares of common stock, $.0001 par value per share, issued and outstanding, and 211,901,171 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
				As Restated (see Note 2)
	(in millions, except per share amounts)
Revenues	$2,555	$2,222	$4,924	$4,233
Costs and expenses:
Cost of revenues	2,202	1,910	4,255	3,656
Selling, general and administrative expenses	167	139	310	268
Operating income	186	173	359	309
Non-operating income (expense):
Interest income	6	14	14	28
Interest expense	(21)	(23)	(40)	(45)
Minority interest in income of consolidated subsidiaries	—	(1)	—	(3)
Other income (expense), net	3	(4)	11	(4)
Income from continuing operations before income taxes	174	159	344	285
Provision for income taxes	(70)	(60)	(136)	(111)
Income from continuing operations	104	99	208	174
Discontinued operations (Note 1):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	(2)	37	(4)	50
Minority interest in income of consolidated subsidiaries	—	(1)	—	(2)
Benefit (provision) for income taxes	7	(4)	8	(10)
Income from discontinued operations	5	32	4	38
Net income	$109	$131	$212	$212
Earnings per share:
Basic:
Income from continuing operations	$.27	$.24	$.52	$.43
Income from discontinued operations	.01	.08	.01	.09
	$.28	$.32	$.53	$.52
Diluted:
Income from continuing operations	$.26	$.24	$.51	$.42
Income from discontinued operations	.01	.07	.01	.09
	$.27	$.31	$.52	$.51
Weighted average shares outstanding:
Basic	392	405	397	405
Diluted	403	418	408	418

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2008	January 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$692	$1,096
Receivables, net	1,885	1,886
Inventory, prepaid expenses and other current assets	296	255
Total current assets	2,873	3,237
Property, plant and equipment (less accumulated depreciation and amortization of $321 million and $297 million at July 31, 2008 and January 31, 2008, respectively)	392	393
Intangible assets, net	112	102
Goodwill	1,247	1,077
Deferred income taxes	68	71
Other assets	108	101
	$4,800	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,126	$1,111
Accrued payroll and employee benefits	561	562
Income taxes payable	32	64
Notes payable and long-term debt, current portion	21	130
Total current liabilities	1,740	1,867
Notes payable and long-term debt, net of current portion	1,099	1,098
Other long-term liabilities	149	148
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 213 million and 234 million shares issued and outstanding at July 31, 2008 and January 31, 2008, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 191 million and 179 million shares issued and outstanding at July 31, 2008 and January 31, 2008, respectively	—	—
Additional paid-in capital	1,834	1,804
Retained earnings	—	87
Accumulated other comprehensive loss	(22)	(23)
Total stockholders’ equity	1,812	1,868
	$4,800	$4,981

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at February 1, 2008	179	234	$1,804	$87	$(23)	$1,868
Net income	—	—	—	212	—	212	$212
Other comprehensive income, net of tax	—	—	—	—	1	1	1
Issuances of stock	—	18	163	—	—	163	—
Repurchases of stock	(19)	(8)	(221)	(299)	—	(520)	—
Conversion of preferred stock to common stock	31	(31)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	43	—	—	43	—
Stock-based compensation	—	—	45	—	—	45	—
Balance at July 31, 2008	191	213	$1,834	$—	$(22)	$1,812	$213

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2008	2007
		As Restated (see Note 2)
	(in millions)
Cash flows from operations:
Net income	$212	$212
Income from discontinued operations	(4)	(38)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	45	35
Stock-based compensation	45	45
Excess tax benefits from stock-based compensation	(43)	(39)
Other non-cash items	(3)	12
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	18	7
Inventory, prepaid expenses and other current assets	(46)	(27)
Deferred income taxes	—	6
Other assets	(8)	(3)
Accounts payable and accrued liabilities	9	(80)
Accrued payroll and employee benefits	—	(17)
Income taxes payable	13	20
Other long-term liabilities	4	(5)
Total cash flows provided by operations	242	128
Cash flows from investing activities:
Expenditures for property, plant and equipment	(25)	(23)
Acquisitions of businesses, net of cash acquired of $3 million in 2008	(200)	—
Payments for businesses acquired in previous years	(3)	—
Other	12	(2)
Total cash flows used in investing activities	(216)	(25)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(110)	(9)
Sales of stock and exercise of stock options	50	55
Repurchases of stock	(416)	(172)
Excess tax benefits from stock-based compensation	43	39
Other	(1)	—
Total cash flows used in financing activities	(434)	(87)
Increase (decrease) in cash and cash equivalents from continuing operations	(408)	16
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	9	(1)
Cash provided by (used in) investing activities of discontinued operations	(5)	3
Increase in cash and cash equivalents from discontinued operations	4	2
Total increase (decrease) in cash and cash equivalents	(404)	18
Cash and cash equivalents at beginning of period—continuing operations	1,096	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4
Cash and cash equivalents at beginning of period	1,096	1,113
Cash and cash equivalents at end of period	$692	$1,131

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $4 million during each of the three months ended July 31, 2008 and 2007 and $9 million during each of the six months ended July 31, 2008 and 2007 on sales to unconsolidated affiliates.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of July 31, 2008 and for the three and six months ended July 31, 2008 and 2007 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009, or any future period.

Discontinued Operations

In July 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC, in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC. The Company applied purchase accounting to the AMSEC LLC divisions and subsidiaries that were acquired and recorded the divested portion of the business as a sale at fair value. The parties have a mutual indemnification arrangement for pre-transaction events.

The operating results of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction) have been reported as discontinued operations for all periods presented. The operating results of the discontinued operations prior to sale for the periods noted were as follows:

	Six Months Ended July 31
	2008	2007
	(in millions)
Revenues	$—	$106
Costs and expenses:
Cost of revenues	—	96
Selling, general and administrative expenses	—	4
Income before minority interest in income of consolidated subsidiaries and income taxes	$—	$6

In addition to the operating results of the divested portion of AMSEC LLC, the Company’s results of discontinued operations for the three and six months ended July 31, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. (Telcordia) (Note 9) and the divested portion of AMSEC LLC. The Company recognized pre-tax net losses of $2 million and $4 million for the three and six months ended July 31, 2008, respectively, and pre-tax net gains of $35 million and $44 million for the three and six months ended July 31, 2007, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

The supplementary cash flow information, including non-cash investing and financing activities, for the periods noted were as follows:

	Six Months Ended July 31
	2008	2007
	(in millions)
Stock exchanged upon exercise of stock options	$110	$117
Stock issued for settlement of accrued employee benefits	$3	$4
Increase (decrease) in accrued share repurchases	$(6)	$4
Fair value of assets acquired in acquisitions	$219	$—
Cash paid in acquisitions, net of cash acquired of $3 million in 2008	(200)	—
Accrued acquisition payments, net	(12)	—
Liabilities assumed in acquisitions	$7	$—
Cash paid for interest	$41	$41
Cash paid for income taxes	$118	$96

Recently Issued Accounting Pronouncement

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This statement defines unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as “participating securities” subject to inclusion in the computation of earnings per share (EPS) under the two-class method. This statement is effective for the Company in the first quarter of fiscal 2010 and requires retrospective application to all prior periods presented. The Company is currently evaluating the potential impact of applying the provisions of this statement on EPS.

Note 2—Restatement:

The Company has restated its previously issued consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007, and 2006, and as of April 30, 2008 and for the quarterly periods ended April 30, 2008 and 2007 and these condensed consolidated financial statements for the three and six months ended July 31, 2007. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a recently identified transcription error that was initially made in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia. These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. These misstatements resulted in the provision for income taxes from discontinued operations for the six months ended July 31, 2007 being overstated by approximately $1 million, with a corresponding understatement of income from discontinued operations and net income and a $.01 understatement in diluted EPS and diluted EPS from discontinued operations. The Company has also restated its business segment information (Note 8) to correct an error that resulted in certain Government segment business activity being reported in its Commercial segment. This error resulted in an overstatement of Commercial segment revenues and an understatement of Government segment revenues of $17 million and $34 million for the three and six months ended July 31, 2007, respectively. Additionally, Commercial segment operating income was overstated and Government segment operating income was understated by $1 million and $3 million for the three and six months ended July 31, 2007, respectively. This note should be read in conjunction with Note 2—“Restatement” in the notes to the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which provides further information on the nature and impact of the restatement.

Note 3—Stockholders’ Equity and EPS:

The Company has shares of Class A preferred stock and common stock issued and outstanding. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of July 31, 2008 and 2007 were 13 million shares and 11 million shares, respectively, which were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
	(in millions)
Basic weighted average number of shares outstanding	392	405	397	405
Dilutive common share equivalents:
Stock options	8	11	8	11
Unvested stock awards and other stock-based awards	3	2	3	2
Diluted weighted average number of shares outstanding	403	418	408	418
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	7	6	7	6

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and six months ended July 31, 2008 and 2007.

Note 4—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
	(in millions)
Stock options	$8	$6	$14	$13
Vesting stock awards	17	13	30	25
Vested stock awards	1	—	1	—
Employee stock purchase plan (ESPP) discount	—	3	—	7
Total stock-based compensation expense	$26	$22	$45	$45

Stock Options. Stock options granted during the six months ended July 31, 2008 and 2007 have a vesting period of four years, except for stock options granted to the Company’s outside directors during the six months ended July 31, 2008, which have a vesting period of one year. All stock options granted during the six months ended July 31, 2008 and 2007 have a term of five years from the date of grant. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Six Months Ended July 31
	2008	2007
Expected term (in years)	3.9	3.9
Expected volatility	26.1%	26.9%
Risk-free interest rate	2.3%	4.6%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2008 and 2007 using the Black-Scholes option-pricing model was $4.51 and $5.01, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the six months ended July 31, 2008 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2008	53.5	$13.41	2.1	$294
Options granted	6.0	18.76
Options forfeited or expired	(2.3)	12.61
Options exercised	(12.4)	11.07		103
Outstanding at July 31, 2008	44.8	14.81	2.4	183
Exercisable at July 31, 2008	20.7	13.42	1.6	113

Stock Awards. Vesting stock award activity for the six months ended July 31, 2008 was as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
	(in millions)
Unvested at January 31, 2008	10.2	$18.62
Awards granted	4.8	18.75
Awards forfeited	(0.5)	18.57
Awards vested	(1.9)	18.90
Unvested at July 31, 2008	12.6	18.63

The aggregate fair value of vesting stock awards that vested during the six months ended July 31, 2008 and 2007 was $35 million and $24 million, respectively.

ESPP. Effective January 1, 2008, the Company reduced the discount on the ESPP to 5% thereby resulting in the ESPP being non-compensatory.

Note 5—Acquisitions:

During the six months ended July 31, 2008, the Company completed two acquisitions, both in the Government segment, which individually and in the aggregate were not considered material business combinations, for an aggregate preliminary purchase price of $215 million, including $203 million paid in cash and $12 million in accrued acquisition payments, net. One acquired business designs and produces laser-based systems and products for military training and testing. The other acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. The preliminary purchase price allocations related to these acquisitions resulted in an initial estimate of identifiable intangible assets of $26 million and tax deductible goodwill of $172 million. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions and certain prior year acquisitions. The final purchase price allocations will be completed after the information identified by the Company has been received.

During the three and six months ended July 31, 2008, the Company recorded a goodwill adjustment of $2 million resulting from the finalization of purchase price allocations related to a prior year acquisition.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations relating to acquisitions, consisted of the following:

	July 31, 2008				January 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$127	$49	$78	$103	$38	$65
Software and technology	56	27	29	54	22	32
Other	4	3	1	5	4	1
Total amortizable intangible assets	187	79	108	162	64	98
Non-amortizable intangible assets:
Tradenames	4	—	4	4	—	4
Total intangible assets	$191	$79	$112	$166	$64	$102

Amortization expense related to amortizable intangible assets was $9 million and $16 million for the three and six months ended July 31, 2008, respectively, and $6 million and $12 million for the three and six months ended July 31, 2007, respectively. Amortizable intangible assets with a gross carrying value of $1 million became fully amortized during the six months ended July 31, 2008 and therefore are no longer reflected in the gross carrying value after becoming fully amortized.

The estimated annual amortization expense related to amortizable intangible assets as of July 31, 2008 is as follows (in millions):

Fiscal Year Ending January 31
2009 (remainder of the fiscal year)	$17
2010	27
2011	21
2012	15
2013	10
2014 and thereafter	18
$108

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors. There were no goodwill or intangible asset impairment losses during the three and six months ended July 31, 2008 and 2007.

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. These amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
	(in millions)
Other comprehensive income (loss):
Foreign currency translation adjustments	$—	$2	$—	$4
Deferred taxes	—	—	—	(1)
Foreign currency translation adjustments, net of tax	—	2	—	3
Reclassification of realized loss on derivative instruments to net income	2	2	2	2
Deferred taxes	(1)	(1)	(1)	(1)
Reclassification of realized loss on derivative instruments to net income, net of tax	1	1	1	1
Pension liability adjustments, net of tax	—	(1)	—	(1)
Total other comprehensive income, net of tax	$1	$2	$1	$3

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of accumulated other comprehensive loss were as follows:

	July 31, 2008	January 31, 2008
	(in millions)
Foreign currency translation adjustments, net of taxes of $4 million as of July 31, 2008 and January 31, 2008	$3	$3
Unrealized net loss on derivative instruments, net of taxes of $4 million and $5 million as of July 31, 2008 and January 31, 2008, respectively	(6)	(7)
Unrealized loss on defined benefit plan, net of taxes of $8 million as of July 31, 2008 and January 31, 2008	(19)	(19)
Total accumulated other comprehensive loss, net of taxes of $16 million and $17 million as of July 31, 2008 and January 31, 2008, respectively	$(22)	$(23)

As of July 31, 2008, less than $1 million of the unrealized net loss on derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 8—Business Segment Information:

As discussed in Note 2, the Company has restated its business segment information for the prior year periods to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and for consistency with the current year’s presentation:

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
		As Restated (see Note 2)		As Restated (see Note 2)
	(in millions)
Revenues:
Government segment	$2,431	$2,093	$4,682	$3,984
Commercial segment	124	129	242	249
Total revenues	$2,555	$2,222	$4,924	$4,233
Operating income (loss):
Government segment	$188	$169	$363	$303
Commercial segment	8	10	11	16
Corporate and Other segment	(10)	(6)	(15)	(10)
Total operating income	$186	$173	$359	$309

As described in more detail in Note 17 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, the majority of corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. To the extent not allocated, corporate expenses are retained in the Corporate and Other segment.

Note 9—Commitments and Contingencies:

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC), against Telkom South Africa in March 2001 as a result of a contract dispute. Telcordia seeks to recover damages for breach of contract, plus interest at a rate of 15.5%. Telkom South Africa counterclaimed, seeking substantial damages from Telcordia. In September 2002, the arbitrator found that Telkom South Africa repudiated the contract and dismissed Telkom South Africa’s counterclaims against Telcordia. The damages to be recovered by Telcordia will be determined in the second phase of the arbitration. Although Telkom South Africa challenged the arbitrator’s partial award in Telcordia’s favor in the South African court system, the arbitrator’s decision was ultimately upheld.

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and complexity of the disputed technical issues, the arbitrator appointed a third party expert to provide an independent opinion. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze. A hearing before the third party expert is scheduled for November 2008 in South Africa. In addition, a hearing before the arbitrator is scheduled for October 2008 in South Africa to address Telkom South Africa’s motion to amend its statement of defense and its motion to dismiss a portion of Telcordia’s damage claims for failure to provide adequate financial documentation. Given the current schedule, the damage phase of the arbitration is unlikely to be completed until after January 31, 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2008.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $16 million and ten years of TETRA radio network services for approximately $131 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

Modification of Contract. In March 2007, the Company and the Customer executed a modification to the Greek contract which establishes specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

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

In connection with the acceptance of 20 of the 29 subsystems referred to above, the Greek contract modification provides a framework for the parties to determine the price reduction for omissions and deviations relating to those subsystems. An agreement of the parties limits the total price reduction for these subsystems to a maximum of $12 million. In September 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

19 of the 20 subsystems to have been accepted within 70 days of the execution of the modification have been fully and finally accepted by the Customer. A subcontractor, in consultation with the Company and the Customer, has chosen to remediate omissions and deviations in the remaining subsystem it delivered, in an effort to minimize or eliminate the price reduction associated with it. Remediation and re-testing of the subsystem is ongoing. The contract authorizes such remediation as long as it is completed before the System acceptance testing to be conducted in fiscal year 2009.

•	The Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of the Company submitting its invoices.

•

The Company has an informal agreement with the Customer to resolve the omissions and deviations on 18 subsystems for a total price reduction of $6 million which has not been finalized through a contract modification.

•	The Customer has reduced the advance payment, performance and offset bonds requirement by $157 million.

•	The Company and its subcontractors are performing work under the terms of the modified Greek contract and modified subcontracts, including the requirement to deliver a modified CDSS.

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

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of July 31, 2008. No profits or losses were recorded during the three and six months ended July 31, 2008 and 2007. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include acceptance of the remaining subsystems and the overall system, receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although the Company expects to receive additional payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of July 31, 2008 was based on cash received to date. Through July 31, 2008, the Company has recognized revenues of $161 million, which represents a portion of the $206 million of cash received to date. The Company recognized $4 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the three and six months ended July 31, 2008.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of July 31, 2008, these bonding requirements have been met through the issuance of $120 million in standby letters of credit. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $71 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the trial of the case commenced and the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. Under the False Claims Act, the judge may treble the damages. In addition, the judge can award between $5,500 and $11,000 in penalties for each of the 77 false statements or false claims the jury found in the case. The judge has not yet entered the judgment. The Company intends to file post-trial motions challenging any judgment entered. The Company also intends to file an appeal, if necessary. The Company has recorded a liability of $7 million for this matter as of July 31, 2008.

Other

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company because of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

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

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing fiscal years 2005 and 2006. During the next 12 months, it is reasonably possible that resolution of these reviews by the IRS and other taxing authorities, both domestic and international, could be reached with respect to $31 million of the Company’s unrecognized tax benefits ($22 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development, foreign tax credits and certain recurring deductions customary for the Company’s industry. As of July 31, 2008, the Company had liabilities for uncertain tax positions of $54 million, including $23 million related to discontinued operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has effectively settled with the IRS and many states for all fiscal years prior to and including fiscal year 2004. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business. As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $5 million to $50 million, with the lower end of the range more likely. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions, and the Company has filed a notice of appeal. The discovery phase of the litigation is proceeding in parallel with the Company’s appeal. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of July 31, 2008.

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

As discussed in Note 2, the Company has restated its previously issued consolidated financial statements, including the condensed consolidated financial statements for the six months ended July 31, 2007. This restatement impacted income from discontinued operations and net income in the Subsidiary Issuer’s consolidated income statement for the six months ended July 31, 2007, and equity in net income of consolidated subsidiaries in the Parent’s income statement and the related income statement elimination entries for the same period.

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

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended July 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,555	$—	$2,555
Costs and expenses:
Cost of revenues	—	2,202	—	2,202
Selling, general and administrative expenses	—	167	—	167
Operating income	—	186	—	186
Non-operating income (expense):
Interest income	10	6	(10)	6
Interest expense	—	(31)	10	(21)
Other income, net	—	3	—	3
Equity in net income of consolidated subsidiaries	104	—	(104)	—
Income from continuing operations before income taxes	114	164	(104)	174
Provision for income taxes	(5)	(65)	—	(70)
Income from continuing operations	109	99	(104)	104
Discontinued operations:
Loss from discontinued operations before income taxes	—	(2)	—	(2)
Benefit for income taxes	—	7	—	7
Income from discontinued operations	—	5	—	5
Net income	$109	$104	$(104)	$109

	Six Months Ended July 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,924	$—	$4,924
Costs and expenses:
Cost of revenues	—	4,255	—	4,255
Selling, general and administrative expenses	—	310	—	310
Operating income	—	359	—	359
Non-operating income (expense):
Interest income	21	14	(21)	14
Interest expense	—	(61)	21	(40)
Other income, net	—	11	—	11
Equity in net income of consolidated subsidiaries	199	—	(199)	—
Income from continuing operations before income taxes	220	323	(199)	344
Provision for income taxes	(8)	(128)	—	(136)
Income from continuing operations	212	195	(199)	208
Discontinued operations:
Loss from discontinued operations before income taxes	—	(4)	—	(4)
Benefit for income taxes	—	8	—	8
Income from discontinued operations	—	4	—	4
Net income	$212	$199	$(199)	$212

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,222	$—	$2,222
Costs and expenses:
Cost of revenues	—	1,910	—	1,910
Selling, general and administrative expenses	—	139	—	139
Operating income	—	173	—	173
Non-operating income (expense):
Interest income	16	14	(16)	14
Interest expense	—	(39)	16	(23)
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	121	—	(121)	—
Income from continuing operations before income taxes	137	143	(121)	159
Provision for income taxes	(6)	(54)	—	(60)
Income from continuing operations	131	89	(121)	99
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	37	—	37
Minority interest in income of consolidated subsidiaries	—	(1)	—	(1)
Provision for income taxes	—	(4)	—	(4)
Income from discontinued operations	—	32	—	32
Net income	$131	$121	$(121)	$131

	Six Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
			As Restated (see Note 2)
	(in millions)
Revenues	$—	$4,233	$—	$4,233
Costs and expenses:
Cost of revenues	—	3,656	—	3,656
Selling, general and administrative expenses	—	268	—	268
Operating income	—	309	—	309
Non-operating income (expense):
Interest income	31	25	(28)	28
Interest expense	—	(73)	28	(45)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	192	—	(192)	—
Income from continuing operations before income taxes	223	254	(192)	285
Provision for income taxes	(11)	(100)	—	(111)
Income from continuing operations	212	154	(192)	174
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	50	—	50
Minority interest in income of consolidated subsidiaries	—	(2)	—	(2)
Provision for income taxes	—	(10)	—	(10)
Income from discontinued operations	—	38	—	38
Net income	$212	$192	$(192)	$212

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	July 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$692	$—	$692
Receivables, net	—	1,885	—	1,885
Inventory, prepaid expenses and other current assets	—	296	—	296
Total current assets	—	2,873	—	2,873
Property, plant and equipment, net	—	392	—	392
Intangible assets, net	—	112	—	112
Goodwill	—	1,247	—	1,247
Deferred income taxes	—	68	—	68
Other assets	925	108	(925)	108
Investment in consolidated subsidiaries	887	—	(887)	—
	$1,812	$4,800	$(1,812)	$4,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,126	$—	$1,126
Accrued payroll and employee benefits	—	561	—	561
Income taxes payable	—	32	—	32
Notes payable and long-term debt, current portion	—	21	—	21
Total current liabilities	—	1,740	—	1,740
Notes payable and long-term debt, net of current portion	—	2,024	(925)	1,099
Other long-term liabilities	—	149	—	149
Total stockholders’ equity	1,812	887	(887)	1,812
	$1,812	$4,800	$(1,812)	$4,800

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,886	—	1,886
Inventory, prepaid expenses and other current assets	—	255	—	255
Total current assets	—	3,237	—	3,237
Property, plant and equipment, net	—	393	—	393
Intangible assets, net	—	102	—	102
Goodwill	—	1,077	—	1,077
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	687	—	(687)	—
	$1,874	$4,981	$(1,874)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,105	$—	$1,111
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	64	—	64
Notes payable and long-term debt, current portion	—	130	—	130
Total current liabilities	6	1,861	—	1,867
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	148	—	148
Total stockholders’ equity	1,868	687	(687)	1,868
	$1,874	$4,981	$(1,874)	$4,981

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Six Months Ended July 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$20	$222	$—	$242
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(25)	—	(25)
Acquisitions of businesses, net of cash acquired of $3 million	—	(200)	—	(200)
Payments for businesses acquired in previous years	—	(3)	—	(3)
Other	—	12	—	12
Total cash flows used in investing activities	—	(216)	—	(216)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(110)	—	(110)
Proceeds (payments) on intercompany obligations	(20)	20	—	—
Sales of stock and exercise of stock options	—	50	—	50
Repurchases of stock	—	(416)	—	(416)
Excess tax benefits from stock-based compensation	—	43	—	43
Other	—	(1)	—	(1)
Total cash flows used in financing activities	(20)	(414)	—	(434)
Decrease in cash and cash equivalents from continuing operations	—	(408)	—	(408)
Cash flows of discontinued operations:
Cash provided by operating activities of discontinued operations	—	9	—	9
Cash used in investing activities of discontinued operations	—	(5)	—	(5)
Increase in cash and cash equivalents from discontinued operations	—	4	—	4
Total decrease in cash and cash equivalents	—	(404)	—	(404)
Cash and cash equivalents at beginning of period	—	1,096	—	1,096
Cash and cash equivalents at end of period	$—	$692	$—	$692

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Six Months Ended July 31, 2008
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$416
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$53
Stock-based compensation recognized by Subsidiary Issuer	$45
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$43

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended July 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$30	$98	$—	$128
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(23)	—	(23)
Other	—	(2)	—	(2)
Total cash flows used in investing activities	—	(25)	—	(25)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(9)	—	(9)
Issuances (payments) on intercompany obligations	(944)	944	—	—
Sales of stock and exercise of stock options	—	55	—	55
Repurchases of stock	(8)	(164)	—	(172)
Excess tax benefits from stock-based compensation	—	39	—	39
Total cash flows provided by (used in) financing activities	(952)	865	—	(87)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	938	—	16
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(1)	—	(1)
Cash provided by investing activities of discontinued operations	—	3	—	3
Increase in cash and cash equivalents from discontinued operations	—	2	—	2
Total increase (decrease) in cash and cash equivalents	(922)	940	—	18
Cash and cash equivalents at beginning of period—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of period	922	191	—	1,113
Cash and cash equivalents at end of period	$—	$1,131	$—	$1,131

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Six Months Ended July 31, 2007
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$164
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$59
Stock based compensation recognized by Subsidiary Issuer	$45
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$39

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008, as filed on March 28, 2008, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2009 as fiscal 2009. We are currently in fiscal 2009.

All financial information in the tables presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” affected by the restatement described in Note 2 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2008 that was not included in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 or in Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 has been restated.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in selected commercial markets. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries.

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

Key financial highlights and events, including progress against these initiatives, during the three months ended July 31, 2008 include:

•

Revenues for the three months ended July 31, 2008 increased 15% over the same period in the prior year, reflecting an internal revenue growth (as defined in “Results of Operations—Revenues”) rate of 10%. Our internal revenue growth for the three months ended July 31, 2008 was favorably impacted by increased activity on a number of new and continuing programs in our defense, logistics and product support and intelligence business areas.

SAIC, INC.

•

Operating income as a percentage of revenues decreased from 7.8% for the three months ended July 31, 2007 to 7.3% for the three months ended July 31, 2008. This decrease was primarily due to lower recoveries of prior year indirect cost overruns, a higher percentage of material and subcontractor revenues and higher sales, general and administrative expense offset by slightly higher contract fees for the three months ended July 31, 2008 as compared to the same period in the prior year. Material and subcontractor revenues generally have lower margins as compared to our labor-related revenues. Operating income was also negatively impacted by $6 million in the three months ended July 31, 2008 as a result of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission and $8 million in the three months ended July 31, 2007 associated with actions taken to remediate data security lapses on several customer contracts.

•	Income from continuing operations increased $5 million over the same period in the prior year primarily due to increased operating income on higher revenues.

•

Diluted earnings per share from continuing operations increased 8% for the three months ended July 31, 2008 as compared to the same period in the prior year due to a $5 million, or 5%, increase in income from continuing operations and a 15 million share, or 4%, decline in diluted weighted average shares outstanding.

•

Cash and cash equivalents increased $30 million during the three months ended July 31, 2008 primarily due to $229 million generated from operations offset by $157 million paid to repurchase shares of our stock, and $65 million paid related to the acquisition of a business (net of cash acquired of $2 million).

•

We completed a business acquisition during the three months ended July 31, 2008 for a preliminary purchase price of $79 million, including $65 million in cash and $14 million in accrued acquisition payments. The acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.3 billion for the three months ended July 31, 2008. Total backlog was $15.9 billion at July 31, 2008 and increased by approximately $822 million during the three months ended July 31, 2008.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers, the contractual requirements and the regulatory environment governing the business unit’s services. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Net Income and Earnings per Share,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.

As discussed in Note 2 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2008, prior period business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment.

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

Corporate and Other Segment. Our Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities and certain corporate expense items not allocable to our U.S. Government customers referred to as unallowable expenses. Our Corporate and Other segment does not contract with third parties for the purpose of generating revenues.

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

Bookings and Backlog. We recorded net bookings worth an estimated $3.3 billion and $5.8 billion during the three and six months ended July 31, 2008, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to backlog amounts. We calculate bookings as the period ending backlog plus the period’s revenues less prior period ending backlog and less backlog obtained in acquisitions.

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

The estimated value of our total backlog as of the dates noted was as follows:

	July 31, 2008	January 31, 2008
	(in millions)
Government segment:
Funded backlog	$4,753	$4,322
Negotiated unfunded backlog	10,295	9,719
Total backlog	$15,048	$14,041
Commercial segment:
Funded backlog	$632	$740
Negotiated unfunded backlog	252	193
Total backlog	$884	$933
Total:
Funded backlog	$5,385	$5,062
Negotiated unfunded backlog	10,547	9,912
Total backlog	$15,932	$14,974

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

SAIC, INC.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Six Months Ended July 31
	2008	2007
Cost-reimbursement	47%	48%
T&M and fixed-price-level-of-effort	35	35
FFP	18	17
Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products provide higher margins, M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
	(dollars in millions)
Labor-related revenues	$1,541	13%	$1,364	$2,985	12%	$2,666
As a percentage of revenues	60%		61%	61%		63%
M&S revenues	1,014	18	858	1,939	24	1,567
As a percentage of revenues	40%		39%	39%		37%

The increase in labor-related revenues for the three and six months ended July 31, 2008 as compared to the same periods in the prior year is primarily due to increases in labor rates and increases in the number of direct personnel, including the addition of employees of four businesses acquired since July 31, 2007. At July 31, 2008, we had approximately 44,700 full-time and part-time employees as compared to 41,700 at July 31, 2007. The increase in M&S revenues for the three and six months ended July 31, 2008 as compared to the same periods in the prior year is primarily due to a number of factors, including increased activity as a prime contractor on large systems integration programs involving significant subcontracted efforts, growth in our logistics and product support business area from several new and continuing programs, and the timing and volume of material deliveries under continuing programs primarily with U.S. Department of Defense customers partially offset by declines in shipments of our border, port and mobile security products.

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

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
						As Restated
	(dollars in millions)
Revenues	$2,555	15%	$2,222	$4,924	16%	$4,233
Cost of revenues	2,202	15	1,910	4,255	16	3,656
Selling, general and administrative expenses	167	20	139	310	16	268

Operating income	186	8	173	359	16	309
As a percentage of revenues	7.3%		7.8%	7.3%		7.3%
Non-operating expense	(12)		(14)	(15)		(24)

Income from continuing operations before income taxes	174	9	159	344	21	285
Provision for income taxes	(70)	(17)	(60)	(136)	(23)	(111)

Income from continuing operations	104	5	99	208	20	174
Income from discontinued operations, net of tax	5		32	4		38

Net income	$109	(17)	$131	$212	—	$212

Revenues. Our revenues increased $333 million, or 15%, for the three months ended July 31, 2008 and $691 million, or 16%, for the six months ended July 31, 2008, as compared to the same periods in the prior year primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition related, revenue growth was 10% and 12% for the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. We calculate internal revenue growth by comparing our reported revenue for the period to the revenue for the same period in the prior year adjusted to include the revenue of acquired businesses for the comparable period before acquisition. Revenue growth related to the acquisition of businesses was 5% and 4% for the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment revenues	$2,431	16%	$2,093	$4,682	18%	$3,984
As a percentage of total revenues	95%		94%	95%		94%
Commercial segment revenues	124	(4)	129	242	(3)	249
As a percentage of total revenues	5%		6%	5%		6%

Total revenues	$2,555	15	$2,222	$4,924	16	$4,233

Government segment revenues increased $338 million, or 16%, during the three months ended July 31, 2008 and $698 million, or 18%, during the six months ended July 31, 2008, as compared to the same periods in the prior year. Internal, or non-acquisition related, revenue growth in the Government segment was 11% and 13% for the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. Internal revenue growth in the Government segment for the three and six months ended July 31, 2008 was attributable to continued growth across a number of our business areas, most notably our defense, logistics and product support and intelligence business areas. Growth in our defense business area was led by increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers, including integration of communication systems on mine resistant ambush protected (MRAP) vehicles. Our logistics and products support business area experienced growth from new programs, including a logistics support services contract for deployed MRAP vehicles. The increase in the intelligence business area is primarily due to work performed on new programs and higher levels of activity on existing geospatial programs, including the global positioning system program, and classified programs. Revenue growth related to acquisitions of businesses in the Government segment was 5% for the three and six months ended July 31, 2008 as compared to the same periods in the prior year primarily due to our acquisition of a consulting, engineering, and architectural design company during our fiscal quarter ended October 31, 2007.

Commercial segment revenues declined during the three and six months ended July 31, 2008 as compared to the same periods in the prior year due to reduced volume in our consulting services and information technology business area.

SAIC, INC.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment cost of revenues	$2,115	16%	$1,818	$4,081	17%	$3,475
As a percentage of related revenues	87.0%		86.9%	87.2%		87.2%
Commercial segment cost of revenues	93	(4)	97	185	(3)	191
As a percentage of related revenues	75.0%		75.2%	76.4%		76.7%
Corporate and Other segment cost of revenues	(6)	(20)	(5)	(11)	(10)	(10)

Total cost of revenues	$2,202	15	$1,910	$4,255	16	$3,656

As a percentage of total revenues	86.2%		86.0%	86.4%		86.4%

Cost of revenues as a percentage of revenues for the three and six months ended July 31, 2008 remained relatively consistent for all segments and on a consolidated basis as compared to the same periods in the prior year.

Government segment cost of revenues as a percentage of related revenues for the three and six months ended July 31, 2008 were negatively impacted by an increased percentage of M&S revenues, which generally have lower margins as compared to labor-related revenues, and declines in shipments of more profitable border, port and security equipment offset by slightly higher contract fees as compared to the same periods in the prior year. The Government segment cost of revenues percentages for the three and six months ended July 31, 2007 benefited from $12 million in recoveries of prior year indirect rate overruns while the cost of revenues percentages for the three and six months ended July 31, 2008 benefited from $4 million in recoveries of prior year indirect rate overruns. Additionally, the Government segment cost of revenues percentages for the three and six months ended July 31, 2007 were negatively impacted by $8 million of costs associated with actions taken to remediate data security lapses on several customer contracts whereas the cost of revenues percentages for the three and six months ended July 31, 2008 were negatively impacted by $2 million for the portion of the impact of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission that was recorded as a reduction of revenues.

Corporate and Other segment cost of revenues for the three and six months ended July 31, 2008 and 2007 represents the elimination of intersegment rent expense charged to our Government and Commercial segments on company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in SG&A expense by type of activity for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
	(dollars in millions)
General and administrative	$117	22%	$96	$220	17%	$188
As a percentage of total revenues	4.6%		4.3%	4.5%		4.4%
Bid and proposal	39	22	32	72	22	59
As a percentage of total revenues	1.5%		1.5%	1.4%		1.4%
Internal research and development	11	—	11	18	(14)	21
As a percentage of total revenues	.4%		.5%	.4%		.5%

Total SG&A	$167	20	$139	$310	16	$268

As a percentage of total revenues	6.5%		6.3%	6.3%		6.3%

Total SG&A increased $28 million, or 20%, for the three months ended July 31, 2008 and $42 million, or 16%, for the six months ended July 31, 2008, as compared to the same periods in the prior year. As a percentage of revenues, SG&A for the three months ended July 31, 2008 increased as compared to the same period in the prior year primarily due to the addition of four businesses acquired since July 31, 2007 that have relatively higher SG&A costs, including amortization expense related to intangible assets.

General and administrative expenses increased $21 million, or 22%, for the three months ended July 31, 2008 and $32 million, or 17%, for the six months ended July 31, 2008, as compared to the same periods in the prior year primarily due to increased cost to support growth in our operations, severance charges related to organizational streamlining in our Commercial and Corporate and Other segments, and increased expense resulting from the addition of four businesses

SAIC, INC.

acquired since July 31, 2007 that have relatively higher SG&A costs. In addition, we recorded $4 million of costs for the three months ended July 31, 2008 as a result of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission. The total impact on operating income for the three and six months ended July 31, 2008 of the Nuclear Regulatory Commission matter was $6 million, with $2 million recorded as a reduction of revenues.

Bid and proposal (B&P) expenses increased $7 million, or 22%, for the three months ended July 31, 2008 and $13 million, or 22%, for the six months ended July 31, 2008, as compared to the same periods in the prior year primarily due to a significant increase in B&P activities in pursuit of an increased number of larger contracts. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Internal research and development expenses remained consistent for the three months ended July 31, 2008 and decreased $3 million, or 14%, for the six months ended July 31, 2008, as compared to the same periods in the prior year due to the timing of internal research and development activities.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment SG&A	$128	21%	$106	$238	16%	$206
As a percentage of related revenues	5.3%		5.1%	5.1%		5.2%
Commercial segment SG&A	23	5	22	46	10	42
As a percentage of related revenues	18.5%		17.1%	19.0%		16.9%
Corporate and Other segment SG&A	16	45	11	26	30	20

Total SG&A	$167	20	$139	$310	16	$268

As a percentage of total revenues	6.5%		6.3%	6.3%		6.3%

Government segment SG&A increased $22 million, or 21%, for the three months ended July 31, 2008 and $32 million, or 16%, for the six months ended July 31, 2008, as compared to the same periods in the prior year primarily due to the reasons described above.

Commercial segment SG&A expenses for the three and six months ended July 31, 2008 remained relatively consistent as compared to the same periods in the prior year.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A increased by $5 million, or 45%, and $6 million, or 30%, for the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year primarily due to $4 million in costs associated with an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission. The total impact on operating income for the three and six months ended July 31, 2008 of the Nuclear Regulatory Commission matter was $6 million, with $2 million recorded as a reduction of revenues.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment operating income	$188	11%	$169	$363	20%	$303
As a percentage of related revenues	7.7%		8.1%	7.8%		7.6%
Commercial segment operating income	8	(20)	10	11	(31)	16
As a percentage of related revenues	6.5%		7.8%	4.5%		6.4%
Corporate and Other segment operating loss	(10)	(67)	(6)	(15)	(50)	(10)

Total operating income	$186	8	$173	$359	16	$309

As a percentage of total revenues	7.3%		7.8%	7.3%		7.3%

SAIC, INC.

Total operating income decreased as a percentage of revenues during the three months ended July 31, 2008 as compared to the same period in the prior year primarily due to declines in Government segment profitability for the reasons described above. Total operating income remained relatively consistent as a percentage of revenues for the six months ended July 31, 2008 as compared to the same period in the prior year. Total operating income was negatively impacted by $6 million in the three and six months ended July 31, 2008 as a result of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission and $8 million in the three and six months ended July 31, 2007 associated with actions taken to remediate data security lapses on several customer contracts.

Government segment operating income decreased as a percentage of related revenues during the three months ended July 31, 2008 as compared to the same period in the prior year primarily due to the reasons described above. Government segment operating income increased as a percentage of related revenues during the six months ended July 31, 2008 as compared to the same period in the prior year primarily due to lower SG&A expenses as a percentage of related revenues.

Commercial segment operating income decreased as a percentage of related revenues for the three and six months ended July 31, 2008 as compared to the same period in the prior year due to declines in revenues on higher costs, including $2 million in severance charges incurred during the three and six months ended July 31, 2008 to better align the indirect cost structure with the reduced revenue base.

Corporate and Other segment operating loss increased by $4 million, or 67%, and $5 million, or 50%, for the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The Corporate and Other segment operating loss was negatively impacted by $4 million in the three and six months ended July 31, 2008 as a result of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission.

Interest Income. Interest income decreased by $8 million, or 57%, for the three months ended July 31, 2008 and $14 million, or 50%, for the six months ended July 31, 2008, as compared to the same periods in the prior year due to declines in the amount of cash and cash equivalents and interest rates on those cash and cash equivalents.

Interest Expense. Interest expense reflects interest on our outstanding debt securities and notes payable. Interest expense declined by $2 million, or 9%, for the three months ended July 31, 2008 and $5 million, or 11%, for the six months ended July 31, 2008, as compared to the same periods in the prior year due to the payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008.

Other Income (Expense), Net. The components of other income (expense), net for the periods noted were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
	(in millions)
Net gains (losses) on investments, including impairment losses	$—	$(5)	$3	$(5)
Equity interest in earnings of unconsolidated affiliates	2	1	5	1
Other	1	—	3	—
Total other income (expense), net	$3	$(4)	$11	$(4)

There were no impairment losses on investments for the three and six months ended July 31, 2008. We recorded impairment losses on investments of $5 million for the three and six months ended July 31, 2007. The carrying value of our cost and equity method investments as of July 31, 2008 was $49 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 40.2% and 39.5% for the three and six months ended July 31, 2008, respectively, as compared to 37.7% and 38.9%, respectively, for the same periods in the prior year. The higher effective tax rate for the three and six months ended July 31, 2008 as compared to the same periods in the prior year is primarily due to an increase in non-deductible expenses for the penalty portion of an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission.

Income from Continuing Operations. Income from continuing operations increased $5 million, or 5%, for the three months ended July 31, 2008 and $34 million, or 20%, for the six months ended July 31, 2008, as compared to the same periods in the prior year. The increase in income from continuing operations for the three months ended July 31, 2008 is primarily a result of an increase in operating income of $13 million caused by higher revenues and a $2 million decrease in non-operating expense offset by increases in the provision for income taxes of $10 million. The increase in income from continuing operations for the six months ended July 31, 2008 is primarily a result of an increase in operating income of $50 million resulting from higher revenues and relatively consistent operating margins and a $9 million decrease in non-operating expense offset by an increase in the provision for income taxes of $25 million.

SAIC, INC.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.02 per share, or 8%, for the three months ended July 31, 2008 and $.09 per share, or 21%, for the six months ended July 31, 2008, as compared to the same periods in the prior year. The increase for the three months ended July 31, 2008 was due to a $5 million, or 5%, increase in income from continuing operations and a 15 million share, or 4%, decline in diluted weighted average shares outstanding. The increase for the six months ended July 31, 2008 was due to an increase in income from continuing operations of $34 million, or 20%, and a 10 million share, or 2%, decline in diluted weighted average shares outstanding.

Discontinued Operations. In July 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC. The results of operations of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction) have been reported as discontinued operations for all periods presented. The operating results of the discontinued operations prior to sale for the periods noted were as follows:

	Six Months Ended July 31
	2008	2007
	(in millions)
Revenues	$—	$106
Costs and expenses:
Cost of revenues	—	96
Selling, general and administrative expenses	—	4
Income before minority interest in income of consolidated subsidiaries and income taxes	$—	$6

In addition to the operating results of the divested portion of AMSEC LLC, our results of discontinued operations for the six months ended July 31, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. and the divested portion of AMSEC LLC.

Net Income and Diluted EPS. Net income decreased $22 million, or 17%, for the three months ended July 31, 2008 and remained consistent for the six months ended July 31, 2008, as compared to the same periods in the prior year. The decrease in net income for the three months ended July 31, 2008 as compared to the same period in the prior year reflects an increase in income from continuing operations of $5 million and a decrease in income from discontinued operations of $27 million primarily due to a $31 million gain on sale of the divested portion of AMSEC LLC for the three months ended July 31, 2007. Net income remained consistent for the six months ended July 31, 2008 as compared to the same period in the prior year due to an increase in income from continuing operations of $34 million and a decrease in income from discontinued operations of $34 million primarily due to a $31 million gain on sale of the divested portion of AMSEC LLC. Diluted EPS decreased $.04 per share, or 13%, for the three months ended July 31, 2008 as compared to the same period in the prior year due to a decrease in net income of $22 million offset by a 15 million share, or 4%, decline in diluted weighted average shares outstanding. Diluted EPS increased $.01 per share, or 2%, for the six months ended July 31, 2008 as compared to the same period in the prior year due to a 10 million share, or 2%, decline in diluted weighted average shares outstanding.

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

Cash Flows

The following table summarizes cash flow information for the periods noted:

	Six Months Ended July 31
	2008	2007
	(in millions)
Total cash flows provided by operations	$242	$128
Total cash flows used in investing activities	(216)	(25)
Total cash flows used in financing activities	(434)	(87)
Increase in cash and cash equivalents from discontinued operations	4	2

Total increase (decrease) in cash and cash equivalents	$(404)	$18

SAIC, INC.

Cash Provided by Operations. The $114 million increase in cash flows from operations for the six months ended July 31, 2008 as compared to the same period in the prior year is primarily due to an increase in income from continuing operations and the relative amount of payables outstanding.

Cash Used in Investing Activities. We used $216 million of cash in support of investing activities during the six months ended July 31, 2008, including $200 million (net of cash acquired) to acquire two businesses and $25 million to purchase property, plant and equipment. We used $25 million of cash in support of investing activities during the six months ended July 31, 2007, including $23 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $434 million of cash in support of financing activities during the six months ended July 31, 2008, including $416 million to repurchase shares of our stock, $110 million to redeem notes payable and long-term debt offset by $50 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $43 million in excess tax benefits associated with stock-based compensation. We used cash in support of financing activities of $87 million during the six months ended July 31, 2007, including $172 million to repurchase shares of our stock, offset by $55 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $39 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, other market conditions and regulatory requirements. As of July 31, 2008, there were 25 million shares remaining authorized for repurchase under this program.

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

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2008	January 31, 2008
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	—	100
Other notes payable	27	35

	1,120	1,228
Less current portion	21	130

Total	$1,099	$1,098

We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of July 31, 2008. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

SAIC, INC.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of July 31, 2008, $745 million of the revolving credit facility was available, due to $5 million of outstanding standby letters of credit issued in connection with our contract with the Greek government. The terms of the standby letters of credit require them to remain outstanding until the customer formally accepts the system pursuant to the contract. See Note 9 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2008 for a discussion of these items.

The facility contains various customary restrictive covenants, including financial covenants. As of July 31, 2008, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 19 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 9 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2008 for a discussion of these items.

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

We have several critical accounting policies, which were described in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the six months ended July 31, 2008.

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with the economy. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended July 31, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on March 28, 2008.

SAIC, INC.

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

Changes in Internal Control Over Financial Reporting

During the year ended January 31, 2008, we began a phased implementation of a new information technology system to be used as our accounting system. The significant majority of the implementation is currently scheduled to be completed in multiple phases through fiscal year 2010. The transition to the new information technology system includes a significant effort in the testing of the system prior to implementation, training of employees who will be using the system and updating of our internal control process and procedures that will be impacted by the implementation. During each phase of the implementation, an appropriate level of testing and monitoring of the financial results recorded in the system will be conducted and our management will update the system of internal control over the impacted areas.

During the six months ended July 31, 2008, our corporate operations and two of our twenty operating business units (representing approximately 10% of total consolidated revenues on a full year basis) used the new system. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted business units has been updated. There were no additional operations that migrated to the new system during the six months ended July 31, 2008.

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on March 28, 2008 and in our original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 filed on June 4, 2008, after finding that Telkom South Africa repudiated the contract, the arbitrator is in the process of determining the damages to be recovered by Telcordia Technologies, Inc. (Telcordia), a former subsidiary of ours. Due to the scope and complexity of disputed technical issues, the arbitrator appointed a third party expert to provide an independent opinion. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze. A hearing before the third party expert is scheduled for November 2008 in South Africa. In addition, a hearing before the arbitrator is scheduled for October 2008 in South Africa to address Telkom South Africa’s motion to amend its statement of defense and its motion to dismiss a portion of Telcordia’s damage claims for failure to provide adequate financial documentation. Given the current schedule, the damage phase of the arbitration is unlikely to be completed until after January 31, 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of July 31, 2008.

Nuclear Regulatory Commission

As previously disclosed in our original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 filed on June 4, 2008, the U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the trial of the case commenced and the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. Under the False Claims Act, the judge may treble the damages. In addition, the judge can award between $5,500 and $11,000 in penalties for each of the 77 false statements or false claims the jury found in the case. The judge has not yet entered the judgment. We intend to file post-trial motions challenging any judgment entered. We also intend to file an appeal, if necessary. We have recorded a liability of $7 million for this matter as of July 31, 2008.

Other

We are routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on March 28, 2008.

SAIC, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, other market conditions and regulatory requirements.

The following table presents repurchases of our stock during the quarter ended July 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2008 – May 31, 2008	6,047,828	$19.49	5,635,900	25,345,100
June 1, 2008 – June 30, 2008	2,000,317	20.60	818,100	24,527,000
July 1, 2008 – July 31, 2008	558,026	20.60	—	24,527,000

Total	8,606,171	19.82	6,454,000

(1)	Includes shares purchased as follows:

	May	June	July
Under publicly announced plans or programs	5,635,900	818,100	—
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	373,686	1,165,037	556,194
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	38,242	17,180	1,832
Total	6,047,828	2,000,317	558,026

(2)

Stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced on December 12, 2006. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the Company was held on May 30, 2008.

(b)	All of the directors nominated by management in the Company’s 2008 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

SAIC, INC.

(c)	At the Annual Meeting, the stockholders voted on the following matters:

(i)	the election of the following directors by the votes set forth below:

	Number of Votes
Director	For	Withhold Authority
France A. Córdova	1,436,336,110	111,732,269
Kenneth C. Dahlberg	1,379,347,066	168,721,315
Wolfgang H. Demisch	1,435,474,575	112,593,805
Jere A. Drummond	1,442,456,679	105,611,702
John J. Hamre	1,448,713,770	99,354,610
Miriam E. John	1,443,274,441	104,793,937
Anita K. Jones	1,446,580,949	101,487,430
John P. Jumper	1,444,533,472	103,534,908
Harry M.J. Kraemer, Jr.	1,440,415,258	107,653,122
Edward J. Sanderson, Jr.	1,440,291,581	107,776,799
Louis A. Simpson	1,444,899,296	103,169,082
A. Thomas Young	1,420,425,562	127,642,817

		For	Against	Abstain
(ii)	a proposal to approve an amendment to the Company’s 2006 Equity Incentive Plan	1,319,442,104	180,789,041	47,837,231

		For	Against	Abstain
(iii)	a proposal ratifying the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009	1,467,875,510	60,509,538	19,683,329

(d)	Not applicable.

Item 5. Other Information.

On August 27, 2008, the Human Resources and Compensation Committee of our board of directors approved modifications to our standard form of Severance Protection Agreement for executive officers. The modified form of Severance Protection Agreement is in substantially the same form and contains substantially similar terms as the existing agreements, except that we have reduced the continuation period for certain benefits from 36 months to 30 months and made modifications to comply with new regulations under Section 409A of the Internal Revenue Code. No new benefits were added to the agreement.

We intend to deliver notice to our executive officers prior to October 1, 2008 of our intent not to renew the existing Severance Protection Agreements. As a result, these agreements will expire according to their terms on December 31, 2008. We intend to enter into new Severance Protection Agreements with our executive officers in the form filed as Exhibit 10.1 to this report which will replace the existing agreements effective as of December 31, 2008.

Item 6. Exhibits.

10.1	Form of Severance Protection Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2008

SAIC, Inc.

/S/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Form of Severance Protection Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002