Form 10-Q
period 2008-10-31
SAIC, Inc.
filed 2008-12-10
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of November 21, 2008, the registrant had 202,726,882 shares of common stock, $.0001 par value per share, issued and outstanding, and 202,082,718 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
				As Restated (see Note 2)
	(in millions, except per share amounts)
Revenues	$2,631	$2,364	$7,552	$6,593
Costs and expenses:
Cost of revenues	2,277	2,026	6,529	5,676
Selling, general and administrative expenses	149	149	455	416
Operating income	205	189	568	501
Non-operating income (expense):
Interest income	4	14	18	42
Interest expense	(19)	(22)	(59)	(67)
Minority interest in income of consolidated subsidiaries	—	—	—	(3)
Other expense, net	(16)	—	(5)	(4)
Income from continuing operations before income taxes	174	181	522	469
Provision for income taxes	(56)	(71)	(194)	(183)
Income from continuing operations	118	110	328	286
Discontinued operations (Note 1):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	(12)	(6)	(20)	41
Minority interest in income of consolidated subsidiaries	—	—	—	(2)
Benefit (provision) for income taxes	14	1	24	(8)
Income (loss) from discontinued operations	2	(5)	4	31
Net income	$120	$105	$332	$317
Earnings per share:
Basic:
Income from continuing operations	$.30	$.27	$.83	$.71
Income (loss) from discontinued operations	.01	(.01)	.01	.07
	$.31	$.26	$.84	$.78
Diluted:
Income from continuing operations	$.29	$.27	$.81	$.69
Income (loss) from discontinued operations	.01	(.02)	.01	.07
	$.30	$.25	$.82	$.76
Weighted average shares outstanding:
Basic	392	402	396	404
Diluted	402	414	406	417

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2008	January 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$812	$1,096
Receivables, net	2,010	1,884
Inventory, prepaid expenses and other current assets	299	252
Assets of discontinued operations	4	15
Total current assets	3,125	3,247
Property, plant and equipment (less accumulated depreciation and amortization of $325 million and $297 million at October 31, 2008 and January 31, 2008, respectively)	395	392
Intangible assets, net	96	94
Goodwill	1,249	1,076
Deferred income taxes	84	71
Other assets	90	101
	$5,039	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,211	$1,109
Accrued payroll and employee benefits	607	562
Income taxes payable	—	64
Notes payable and long-term debt, current portion	18	130
Liabilities of discontinued operations	1	2
Total current liabilities	1,837	1,867
Notes payable and long-term debt, net of current portion	1,099	1,098
Other long-term liabilities	144	148
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 204 million and 234 million shares issued and outstanding at October 31, 2008 and January 31, 2008, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 201 million and 179 million shares issued and outstanding at October 31, 2008 and January 31, 2008, respectively	—	—
Additional paid-in capital	1,892	1,804
Retained earnings	96	87
Accumulated other comprehensive loss	(29)	(23)
Total stockholders’ equity	1,959	1,868
	$5,039	$4,981

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
Balance at February 1, 2008	179	234	$1,804	$87	$(23)	$1,868
Net income	—	—	—	332	—	332
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Issuances of stock	—	20	195	—	—	195
Repurchases of stock	(19)	(9)	(228)	(323)	—	(551)
Conversion of preferred stock to common stock	41	(41)	—	—	—	—
Income tax benefit from employee stock transactions	—	—	52	—	—	52
Stock-based compensation	—	—	69	—	—	69
Balance at October 31, 2008	201	204	$1,892	$96	$(29)	$1,959

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2008	2007
		As Restated (see Note 2)
	(in millions)
Cash flows from operations:
Net income	$332	$317
Income from discontinued operations	(4)	(31)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	65	55
Stock-based compensation	69	68
Excess tax benefits from stock-based compensation	(52)	(51)
Impairment losses	16	7
Other items	(6)	8
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(112)	(194)
Inventory, prepaid expenses and other current assets	(59)	(20)
Deferred income taxes	—	(5)
Other assets	(7)	2
Accounts payable and accrued liabilities	100	51
Accrued payroll and employee benefits	46	(2)
Income taxes payable	35	27
Other long-term liabilities	7	(6)
Total cash flows provided by operations	430	226
Cash flows from investing activities:
Expenditures for property, plant and equipment	(45)	(42)
Acquisitions of businesses, net of cash acquired of $5 million in 2008 and $29 million in 2007	(201)	(144)
Payments for businesses acquired in previous years	(4)	(1)
Other	15	9
Total cash flows used in investing activities	(235)	(178)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(112)	(9)
Sales of stock and exercise of stock options	64	79
Repurchases of stock	(429)	(270)
Excess tax benefits from stock-based compensation	52	51
Other	(1)	(1)
Total cash flows used in financing activities	(426)	(150)
Decrease in cash and cash equivalents from continuing operations	(231)	(102)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	(33)	(6)
Cash provided by (used in) investing activities of discontinued operations	(8)	6
Decrease in cash and cash equivalents from discontinued operations	(41)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	—
Total decrease in cash and cash equivalents	(284)	(102)
Cash and cash equivalents at beginning of period—continuing operations	1,096	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4
Cash and cash equivalents at beginning of period	1,096	1,113
Cash and cash equivalents at end of period	$812	$1,011

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $7 million and $16 million on sales to unconsolidated affiliates during the three and nine months ended October 31, 2008, respectively. The Company recognized revenues of $8 million and $17 million on sales to unconsolidated affiliates during the three and nine months ended October 31, 2007, respectively.

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

In the opinion of management, the financial information as of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009, or any future period.

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

In October 2008, management committed to a plan to dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. The Company recorded a $9 million impairment charge in connection with its assessment of the fair value of this business, which is held for sale.

The operating results of these discontinued operations prior to sale for the periods noted were as follows:

	Nine Months Ended October 31
	2008	2007
	(in millions)
Revenues	$6	$111
Costs and expenses:
Cost of revenues	5	103
Impairment of goodwill, intangible assets and other assets	9	—
Selling, general and administrative expenses	5	8
Loss before minority interest in income of consolidated subsidiaries and income taxes	$(13)	$—

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to the operating results of the divested portion of AMSEC LLC and the business which is held for sale, the Company’s results of discontinued operations for the three and nine months ended October 31, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. (Telcordia) (Note 10) and the divested portion of AMSEC LLC. The Company recognized pre-tax net losses of $3 million and $7 million for the three and nine months ended October 31, 2008, respectively, and a pre-tax net loss of $3 million and a pre-tax net gain of $41 million for the three and nine months ended October 31, 2007, respectively.

During the three and nine months ended October 31, 2008, the Company recorded a reduction in the provision for income taxes of discontinued operations of $10 million and $16 million, respectively, due to the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the expiration of statutes of limitation for certain tax deductions.

Supplementary Cash Flow Information

The supplementary cash flow information, including non-cash investing and financing activities, for the periods noted were as follows:

	Nine Months Ended October 31
	2008	2007
	(in millions)
Stock exchanged upon exercise of stock options	$128	$154
Stock issued for settlement of accrued employee benefits	$3	$4
Decrease in accrued share repurchases	$(6)	$(1)
Fair value of assets acquired in acquisitions	$223	$207
Cash paid in acquisitions, net of cash acquired of $5 million in 2008 and $29 million in 2007	(201)	(144)
Accrued acquisition payments, net	(9)	—
Liabilities assumed in acquisitions	$13	$63
Cash paid for interest	$43	$47
Cash paid for income taxes	$206	$151

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

Recently Issued Accounting Pronouncement

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This statement defines unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as “participating securities” subject to inclusion in the earnings allocation in computing earnings per share (EPS) under the two-class method. This statement is effective for the Company in the first quarter of fiscal 2010 and requires retrospective application to all prior periods presented. The Company has concluded that its unvested stock awards are participating securities in accordance with FSP No. EITF 03-6-1 and that the Company will be required to adjust its previously reported basic and diluted EPS. The Company is currently evaluating the impact of applying the provisions of this statement on EPS and expects it will slightly reduce its basic and diluted EPS from amounts that were previously reported.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2—Restatement:

The Company previously restated its issued consolidated financial statements as of January 31, 2008 and 2007 and for the years ended January 31, 2008, 2007, and 2006, and as of April 30, 2008 and for the quarterly periods ended April 30, 2008, July 31, 2007 and April 30, 2007. The condensed consolidated financial statements for the three and nine months ended October 31, 2007 have been restated in this filing. Certain misstatements in the Company’s previously issued consolidated financial statements resulted from a transcription error in the determination of income taxes owed from the March 2005 sale of the Company’s subsidiary, Telcordia. These misstatements relate to accounting for the sale of Telcordia, which is presented as part of discontinued operations in the Company’s consolidated financial statements for the year ended January 31, 2005 and for all subsequent quarterly and annual periods. These misstatements resulted in the provision for income taxes from discontinued operations for the nine months ended October 31, 2007 being overstated by approximately $1 million, with a corresponding understatement of income from discontinued operations and net income. The Company has also restated its business segment information (Note 9) to correct an error that resulted in certain Government segment business activity being reported in its Commercial segment. This error resulted in an overstatement of Commercial segment revenues and an understatement of Government segment revenues of $21 million and $55 million for the three and nine months ended October 31, 2007, respectively. Additionally, Commercial segment operating income was overstated and Government segment operating income was understated by $4 million and $7 million for the three and nine months ended October 31, 2007, respectively. This note should be read in conjunction with Note 2—“Restatement” in the notes to the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” of Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, which provides further information on the nature and impact of the restatement.

Note 3—Stockholders’ Equity and EPS:

The Company has shares of Class A preferred stock and common stock issued and outstanding. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share.

Basic EPS is computed by dividing income by the weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of October 31, 2008 and 2007 were 12 million shares and 11 million shares, respectively, which were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
	(in millions)
Basic weighted average number of shares outstanding	392	402	396	404
Dilutive common share equivalents:
Stock options	6	10	7	11
Unvested stock awards and other stock-based awards	4	2	3	2
Diluted weighted average number of shares outstanding	402	414	406	417
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	7	6	7	6

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the three and nine months ended October 31, 2008 and 2007.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
	(in millions)
Stock options	$7	$6	$21	$19
Vesting stock awards	17	14	47	39
Vested stock awards	—	—	1	—
Employee stock purchase plan (ESPP) discount	—	3	—	10
Total stock-based compensation expense	$24	$23	$69	$68

Stock Options. Stock options granted during the nine months ended October 31, 2008 and 2007 have a term of five years and vesting period of four years, except for stock options granted to the Company’s outside directors during the nine months ended October 31, 2008, which have a vesting period of one year. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Nine Months Ended October 31
	2008	2007
Expected term (in years)	3.9	3.9
Expected volatility	26.2%	26.9%
Risk-free interest rate	2.3%	4.6%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2008 and 2007 using the Black-Scholes option-pricing model was $4.51 and $5.01, respectively.

Stock option activity for the nine months ended October 31, 2008 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2008	53.5	$13.41	2.1	$294
Options granted	6.1	18.78
Options forfeited or expired	(2.8)	13.11
Options exercised	(14.1)	11.18		116
Outstanding at October 31, 2008	42.7	14.93	2.2	151
Exercisable at October 31, 2008	19.1	13.56	1.4	94

Stock Awards. Vesting stock award activity for the nine months ended October 31, 2008 was as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
	(in millions)
Unvested at January 31, 2008	10.2	$18.62
Awards granted	4.8	18.77
Awards forfeited	(0.8)	18.57
Awards vested	(2.5)	18.33
Unvested at October 31, 2008	11.7	18.75

The aggregate fair value of vesting stock awards that vested during the nine months ended October 31, 2008 and 2007 was $47 million and $36 million, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ESPP. Effective January 1, 2008, the Company reduced the discount on the ESPP to 5% thereby resulting in the ESPP being non-compensatory.

Note 5—Other Expense, net:

The components of other expense, net for the periods noted were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
	(in millions)
Net losses on investments, including impairment losses	$(5)	$(2)	$(2)	$(7)
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates	(8)	2	(3)	3
Other	(3)	—	—	—
Total other expense, net	$(16)	$—	$(5)	$(4)

The Company recorded impairment losses on its equity interest in Danet GmbH and certain private equity securities held by its venture capital subsidiary totaling $16 million for the three and nine months ended October 31, 2008 due to declines in their fair values caused by poorer business performance, contraction in the credit markets and general declines in global economic conditions during the three months ended October 31, 2008. The Company recorded impairment losses on investments of $2 million and $7 million for the three and nine months ended October 31, 2007, respectively. The carrying value of the Company’s investments as of October 31, 2008 was $34 million.

Note 6—Acquisitions:

During the nine months ended October 31, 2008, the Company completed two acquisitions, both in the Government segment, which individually and in the aggregate were not considered material business combinations, for an aggregate preliminary purchase price of $215 million, including $206 million paid in cash and $9 million in accrued acquisition payments, net. One acquired business designs and produces laser-based systems and products for military training and testing. The other acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. The preliminary purchase price allocations related to these acquisitions resulted in goodwill of $176 million (substantially all of which is tax deductible) and identifiable intangible assets of $25 million, consisting of customer relationships of $24 million and software and technology of $1 million that are amortizable over weighted average lives of four years and seven years, respectively. The Company has not yet obtained all of the information required to complete the purchase price allocations related to one of these acquisitions and a prior year acquisition. The final purchase price allocations will be completed after the information identified by the Company has been received.

Note 7—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations relating to acquisitions, consisted of the following:

	October 31, 2008				January 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$127	$55	$72	$103	$38	$65
Software and technology	43	24	19	43	19	24
Other	4	3	1	5	4	1
Total amortizable intangible assets	174	82	92	151	61	90
Non-amortizable intangible assets:
Tradenames	4	—	4	4	—	4
Total intangible assets	$178	$82	$96	$155	$61	$94

Amortization expense related to amortizable intangible assets was $8 million and $22 million for the three and nine months ended October 31, 2008, respectively, and $7 million and $18 million for the three and nine months ended October 31, 2007, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded impairment losses of $1 million for goodwill and $6 million for intangible assets during the three and nine months ended October 31, 2008, which is included in discontinued operations. There were no goodwill or intangible asset impairment losses during the three and nine months ended October 31, 2007.

The estimated annual amortization expense related to amortizable intangible assets as of October 31, 2008 is as follows (in millions):

Fiscal Year Ending January 31
2009 (remainder of the fiscal year)	$8
2010	24
2011	18
2012	15
2013	10
2014 and thereafter	17
$92

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

Note 8—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
	(in millions)
Net income	$120	$105	$332	$317
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	2	(17)	6
Deferred taxes	7	(1)	7	(2)
Foreign currency translation adjustments, net of tax	(10)	1	(10)	4
Reclassification of realized loss on derivative instruments to net income	—	—	2	2
Deferred taxes	—	—	(1)	(1)
Reclassification of realized loss on derivative instruments to net income, net of tax	—	—	1	1
Pension liability adjustments, net of tax	3	(1)	3	(2)
Total other comprehensive income (loss), net of tax	(7)	—	(6)	3
Comprehensive income	$113	$105	$326	$320

The components of accumulated other comprehensive loss were as follows:

	October 31, 2008	January 31, 2008
	(in millions)
Foreign currency translation adjustments, net of taxes of $3 million and $4 million as of October 31, 2008 and January 31, 2008, respectively	$(7)	$3
Unrecognized net loss on completed derivative instruments associated with outstanding debt, net of taxes of $4 million and $5 million as of October 31, 2008 and January 31, 2008, respectively	(6)	(7)
Unrealized loss on defined benefit plan, net of taxes of $6 million and $8 million as of October 31, 2008 and January 31, 2008, respectively	(16)	(19)
Total accumulated other comprehensive loss, net of taxes of $13 million and $17 million as of October 31, 2008 and January 31, 2008, respectively	$(29)	$(23)

As of October 31, 2008, less than $1 million of the unrealized net loss on derivative instruments will be amortized and recognized as interest expense during the next 12 months.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9—Business Segment Information:

As discussed in Note 2, the Company has restated its business segment information for the prior year periods to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment. The following summarizes interim business segment information with prior year amounts adjusted for consistency with the current year’s presentation:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
		As Restated (see Note 2)		As Restated (see Note 2)
	(in millions)
Revenues:
Government segment	$2,507	$2,238	$7,186	$6,218
Commercial segment	125	126	367	375
Intersegment elimination	(1)	—	(1)	—
Total revenues	$2,631	$2,364	$7,552	$6,593
Operating income (loss):
Government segment	$201	$185	$568	$491
Commercial segment	14	13	25	29
Corporate and Other segment	(10)	(9)	(25)	(19)
Total operating income	$205	$189	$568	$501

As described in more detail in Note 17 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, the majority of corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the segments or as required by U.S. Government Cost Accounting Standards. The Corporate and Other segment reflects corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments.

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200 million plus interest and legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages in June 2007 relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and technical complexity of the case, the arbitrator appointed a third party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

A hearing before the arbitrator was held in October 2008 in South Africa to address Telkom South Africa’s motion to amend its statement of defense and its motion to dismiss a portion of Telcordia’s damage claims for failure to provide adequate financial documentation. The arbitrator allowed Telkom South Africa to amend its statement of defense to assert that Telcordia failed to meet its integration obligations. Telkom South Africa’s motion to dismiss was postponed pending an on-site review of additional Telcordia documentation by Telkom South Africa’s financial expert. In November 2008, Telcordia filed an amendment to its statement of claim to address Telkom South Africa’s new integration defense.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A hearing before the third party expert was held in November 2008 in South Africa. In November 2008, the third party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. Telcordia is currently evaluating the implications of this report on its damage claims. Another hearing before the third party expert regarding other technical issues is anticipated to occur in early 2009. Pursuant to the process established by the arbitrator and the parties, the third party expert will provide his findings to the arbitrator and both parties will be able to question the third party expert on his findings at a hearing before the arbitrator and the arbitrator will make the final determinations. Given the current schedule, the damage phase of the arbitration is unlikely to be completed until after July 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2008.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $110 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and continued to use significant portions of the System. In November 2004, the Company delivered a revised version of the CDSS portion of the System to the Customer. Beginning in December 2004 and continuing through April 2005, the Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

Modification of Contract. In March 2007, the Company and the Customer executed a modification to the Greek contract which established specific requirements, contract terms, and a payment schedule under which the various subsystems can be completed and provides for, among other things, the following:

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

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

certain identified omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of $28 million, which value is to be withheld from the remainder of the contract price owed to the Company under the terms of the contract. Of this $28 million, the Company is directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million, and the remainder is the responsibility of the Company’s subcontractors under the terms of their subcontracts. The contract provides for a specified period during which the Company and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by the Company, a reduction in the amount paid to the Company, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to the Company.

•	The Customer has paid substantially all of the $34 million related to services previously performed required to be paid within 30 days of the Company submitting its invoices.

•

The Customer has reduced the advance payment, performance and offset bonds requirement by $157 million, leaving $99 million outstanding as of October 31, 2008. The Customer’s acceptance in November 2008 requires the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $66 million, and the performance bonds by approximately $21 million. The Company expects the remaining performance and offset bonds of $12 million will be reduced as services continue to be rendered primarily on the Tetra services portion of the contract.

•

The Customer’s acceptance in November 2008 entitles the Company to a payment of $18 million, which represents the undisputed amount owed to the Company. Of this amount, the Company will retain approximately $8 million and the remainder will be paid to subcontractors. Additional payments may be received upon completion of the negotiations to resolve omissions and deviations.

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

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract through October 31, 2008. Other than gains or losses caused by foreign exchange rate changes on the receivable for value added taxes associated with payments made to subcontractors on this contract, no profits or losses were recorded during the three and nine months ended October 31, 2008 and 2007. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarifies the parties’ responsibilities. If the Company completes the work and receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although the Company expects to receive additional payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of October 31, 2008 was based on cash received to date. Through October 31, 2008, the Company has recognized revenues of $161 million, which represents a portion of the $206 million of cash received to date. The Company recognized $4 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the nine months ended October 31, 2008, none of which was recognized during the three months ended October 31, 2008.

The Company has $15 million of accounts receivable (classified as other assets) relating to value added taxes (VAT) that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

payment under the Greek contract upon final billing. The Customer has paid to the Company all amounts owed for VAT to date for the subsystems accepted and services provided. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of October 31, 2008, these bonding requirements have been met through the issuance of $99 million in standby letters of credit. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $62 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims, which were trebled by the judge. The judge also awarded a total of $1 million in penalties. The judge entered the judgment in October 2008. The Company filed post-trial motions in October 2008, challenging the judgment. If the post-trial motions are unsuccessful, the Company intends to file an appeal. The Company has recorded a liability of $7 million for this matter as of October 31, 2008.

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

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing fiscal years 2007 and 2008. During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $2 million of the Company’s unrecognized tax benefits ($1 million of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to research and development, foreign tax credits and certain recurring deductions customary for the Company’s industry. As of October 31, 2008, the Company had liabilities for uncertain tax positions of $28 million, including $2 million related to discontinued operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has effectively settled with the IRS and many states for all fiscal years prior to and including fiscal year 2006. The Company’s accruals for uncertain tax positions have decreased from $58 million at January 31, 2008 as a result of the expiration of statutes of limitation for certain tax deductions and the resolution of certain tax contingencies with the taxing authorities primarily for fiscal years 2005 and 2006, including $25 million ($16 million of which related to discontinued operations) that was recognized as an income tax benefit during the nine months ended October 31, 2008. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $2 million to $33 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $500,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions, and the Company has filed a notice of appeal and a brief arguing for reversal of the judge’s decision. Oral argument on the appeal is scheduled in January 2009. The discovery phase of the litigation is proceeding in parallel with the Company’s appeal. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of October 31, 2008.

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the government that required the acquired company in certain circumstances to reduce its prices for goods and services if it charged other customers a price lower than the prices set forth in these contracts. The total pre-acquisition sales under these contracts for which price reduction may have been required is estimated to be approximately $35 million. It is reasonably possible that the potential liability for non-compliance with the terms of these contracts will exceed the escrowed amount. However, the amount cannot currently be reasonably estimated. If the eventual liability exceeds the escrowed amount, the Company has indemnification rights against the sellers under the terms of the acquisition agreement for an additional approximate amount of $30 million. Further, the Company is in the process of determining whether there is any potential liability resulting from post-closing sales.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or its ability to conduct business.

Note 11—Supplemental Guarantor Information:

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

As discussed in Note 2, the Company has restated its previously issued consolidated financial statements, including the condensed consolidated financial statements for the nine months ended October 31, 2007. This restatement impacted income from discontinued operations and net income in the Subsidiary Issuer’s consolidated income statement for the nine months ended October 31, 2007 and equity in net income of consolidated subsidiaries in the Parent’s income statement and the related income statement elimination entries for the same period.

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

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Income

	Three Months Ended October 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,631	$—	$2,631
Costs and expenses:
Cost of revenues	—	2,277	—	2,277
Selling, general and administrative expenses	—	149	—	149
Operating income	—	205	—	205
Non-operating income (expense):
Interest income	13	4	(13)	4
Interest expense	—	(32)	13	(19)
Other expense, net	—	(16)	—	(16)
Equity in net income of consolidated subsidiaries	111	—	(111)	—
Income from continuing operations before income taxes	124	161	(111)	174
Provision for income taxes	(4)	(52)	—	(56)
Income from continuing operations	120	109	(111)	118
Discontinued operations:
Loss from discontinued operations before income taxes	—	(12)	—	(12)
Benefit for income taxes	—	14	—	14
Income from discontinued operations	—	2	—	2
Net income	$120	$111	$(111)	$120

	Nine Months Ended October 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$7,552	$—	$7,552
Costs and expenses:
Cost of revenues	—	6,529	—	6,529
Selling, general and administrative expenses	—	455	—	455
Operating income	—	568	—	568
Non-operating income (expense):
Interest income	34	18	(34)	18
Interest expense	—	(93)	34	(59)
Other expense, net	—	(5)	—	(5)
Equity in net income of consolidated subsidiaries	310	—	(310)	—
Income from continuing operations before income taxes	344	488	(310)	522
Provision for income taxes	(12)	(182)	—	(194)
Income from continuing operations	332	306	(310)	328
Discontinued operations:
Loss from discontinued operations before income taxes	—	(20)	—	(20)
Benefit for income taxes	—	24	—	24
Income from discontinued operations	—	4	—	4
Net income	$332	$310	$(310)	$332

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,364	$—	$2,364
Costs and expenses:
Cost of revenues	—	2,026	—	2,026
Selling, general and administrative expenses	—	149	—	149
Operating income	—	189	—	189
Non-operating income (expense):
Interest income	22	14	(22)	14
Interest expense	—	(44)	22	(22)
Equity in net income of consolidated subsidiaries	91	—	(91)	—
Income from continuing operations before income taxes	113	159	(91)	181
Provision for income taxes	(8)	(63)	—	(71)
Income from continuing operations	105	96	(91)	110
Discontinued operations:
Loss from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	(6)	—	(6)
Benefit for income taxes	—	1	—	1
Loss from discontinued operations	—	(5)	—	(5)
Net income	$105	$91	$(91)	$105

	Nine Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
			As Restated (see Note 2)
	(in millions)
Revenues	$—	$6,593	$—	$6,593
Costs and expenses:
Cost of revenues	—	5,676	—	5,676
Selling, general and administrative expenses	—	416	—	416
Operating income	—	501	—	501
Non-operating income (expense):
Interest income	53	39	(50)	42
Interest expense	—	(117)	50	(67)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(4)	—	(4)
Equity in net income of consolidated subsidiaries	283	—	(283)	—
Income from continuing operations before income taxes	336	416	(283)	469
Provision for income taxes	(19)	(164)	—	(183)
Income from continuing operations	317	252	(283)	286
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	41	—	41
Minority interest in income of consolidated subsidiaries	—	(2)	—	(2)
Provision for income taxes	—	(8)	—	(8)
Income from discontinued operations	—	31	—	31
Net income	$317	$283	$(283)	$317

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	October 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$812	$—	$812
Receivables, net	—	2,010	—	2,010
Inventory, prepaid expenses and other current assets	—	299	—	299
Assets of discontinued operations	—	4	—	4
Total current assets	—	3,125	—	3,125
Property, plant and equipment, net	—	395	—	395
Intangible assets, net	—	96	—	96
Goodwill	—	1,249	—	1,249
Deferred income taxes	—	84	—	84
Other assets	968	90	(968)	90
Investment in consolidated subsidiaries	991	—	(991)	—
	$1,959	$5,039	$(1,959)	$5,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,211	$—	$1,211
Accrued payroll and employee benefits	—	607	—	607
Notes payable and long-term debt, current portion	—	18	—	18
Liabilities of discontinued operations	—	1	—	1
Total current liabilities	—	1,837	—	1,837
Notes payable and long-term debt, net of current portion	—	2,067	(968)	1,099
Other long-term liabilities	—	144	—	144
Total stockholders’ equity	1,959	991	(991)	1,959
	$1,959	$5,039	$(1,959)	$5,039

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,884	—	1,884
Inventory, prepaid expenses and other current assets	—	252	—	252
Assets of discontinued operations	—	15	—	15
Total current assets	—	3,247	—	3,247
Property, plant and equipment, net	—	392	—	392
Intangible assets, net	—	94	—	94
Goodwill	—	1,076	—	1,076
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	687	—	(687)	—
	$1,874	$4,981	$(1,874)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,103	$—	$1,109
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	64	—	64
Notes payable and long-term debt, current portion	—	130	—	130
Liabilities of discontinued operations	—	2	—	2
Total current liabilities	6	1,861	—	1,867
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	148	—	148
Total stockholders’ equity	1,868	687	(687)	1,868
	$1,874	$4,981	$(1,874)	$4,981

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SAIC, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended October 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$35	$395	$—	$430
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(45)	—	(45)
Acquisitions of businesses, net of cash acquired of $5 million	—	(201)	—	(201)
Payments for businesses acquired in previous years	—	(4)	—	(4)
Other	—	15	—	15
Total cash flows used in investing activities	—	(235)	—	(235)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(112)	—	(112)
Proceeds (payments) on intercompany obligations	(35)	35	—	—
Sales of stock and exercise of stock options	—	64	—	64
Repurchases of stock	—	(429)	—	(429)
Excess tax benefits from stock-based compensation	—	52	—	52
Other	—	(1)	—	(1)
Total cash flows used in financing activities	(35)	(391)	—	(426)
Decrease in cash and cash equivalents from continuing operations	—	(231)	—	(231)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(33)	—	(33)
Cash used in investing activities of discontinued operations	—	(8)	—	(8)
Decrease in cash and cash equivalents from discontinued operations	—	(41)	—	(41)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(12)	—	(12)
Total decrease in cash and cash equivalents	—	(284)	—	(284)
Cash and cash equivalents at beginning of period	—	1,096	—	1,096
Cash and cash equivalents at end of period	$—	$812	$—	$812

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Nine Months Ended October 31, 2008
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$429
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$67
Stock-based compensation recognized by Subsidiary Issuer	$69
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$52

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$48	$178	$—	$226
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(42)	—	(42)
Acquisitions of businesses, net of cash acquired of $29 million	—	(144)	—	(144)
Payments for businesses acquired in previous years	—	(1)	—	(1)
Other	—	9	—	9
Total cash flows used in investing activities	—	(178)	—	(178)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(9)	—	(9)
Issuances (payments) on intercompany obligations	(962)	962	—	—
Sales of stock and exercise of stock options	—	79	—	79
Repurchases of stock	(8)	(262)	—	(270)
Excess tax benefits from stock-based compensation	—	51	—	51
Other	—	(1)	—	(1)
Total cash flows provided by (used in) financing activities	(970)	820	—	(150)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	820	—	(102)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(6)	—	(6)
Cash provided by investing activities of discontinued operations	—	6	—	6
Increase in cash and cash equivalents from discontinued operations	—	—	—	—
Total increase (decrease) in cash and cash equivalents	(922)	820	—	(102)
Cash and cash equivalents at beginning of period—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of period—discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of period	922	191	—	1,113
Cash and cash equivalents at end of period	$—	$1,011	$—	$1,011

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Nine Months Ended October 31, 2007
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$262
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$83
Stock-based compensation recognized by Subsidiary Issuer	$68
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$51

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

All financial information in the tables presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” affected by the restatement described in Note 2 of the notes to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2007 that was not included in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 has been restated.

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

Key financial highlights and events, including progress against these initiatives, during the three months ended October 31, 2008 include:

•

Revenues for the three months ended October 31, 2008 increased 11% over the same period in the prior year, reflecting an internal revenue growth (as defined in “Results of Operations—Revenues”) rate of 10%. Our internal revenue growth for the three months ended October 31, 2008 was favorably impacted by increased activity on a number of new and continuing programs in our defense, logistics and product support and intelligence business areas.

•

Operating income as a percentage of revenues decreased to 7.8% for the three months ended October 31, 2008 from 8.0% for the three months ended October 31, 2007. This decrease was primarily due to lower recoveries of prior year

SAIC, INC.

indirect cost overruns, a decline in shipments of more profitable border, port and mobile security products and a higher percentage of material and subcontractor revenues for the three months ended October 31, 2008 as compared to the same period in the prior year. Material and subcontractor revenues generally have lower margins as compared to our labor-related revenues.

•

Income from continuing operations for the three months ended October 31, 2008 increased $8 million over the same period in the prior year primarily due to increased operating income on higher revenues and a $15 million decrease in the provision for income taxes (7.0% decrease in the effective tax rate) offset by a $23 million increase in non-operating expense, net.

•

Diluted earnings per share from continuing operations increased 7% for the three months ended October 31, 2008 as compared to the same period in the prior year due to an $8 million, or 7%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding due primarily to shares repurchased under our stock repurchase program.

•

Cash and cash equivalents increased $120 million during the three months ended October 31, 2008 primarily due to $186 million generated from operations offset by $43 million used for discontinued operations (including $40 million for income tax payments, net) and $20 million paid for property, plant and equipment.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.8 billion for the three months ended October 31, 2008. Total backlog was $17.2 billion at October 31, 2008 and increased by approximately $1.2 billion during the three months ended October 31, 2008.

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

As discussed in Note 2 of the notes to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2008, prior period business segment information has been restated to correct an error that resulted in certain Government segment business activity being reported in the Commercial segment.

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

SAIC, INC.

Key Financial Metrics

Sources of Revenues

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including indefinite delivery/indefinite quantity (IDIQ), U.S. General Services Administration (GSA) Schedule, and other master agreement contract vehicles, does not determine the revenue recognition method.

Bookings and Backlog. We received net bookings worth an estimated $3.8 billion and $9.6 billion during the three and nine months ended October 31, 2008, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to previously awarded backlog amounts. We calculate bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

Backlog represents the estimated amount of work under negotiated contracts which has not yet been performed. We segregate our backlog into two categories as follows:

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

The estimated value of our total backlog as of the dates noted was as follows:

	October 31, 2008	January 31, 2008
	(in millions)
Government segment:
Funded backlog	$5,167	$4,322
Negotiated unfunded backlog	11,292	9,719
Total backlog	$16,459	$14,041
Commercial segment:
Funded backlog	$511	$740
Negotiated unfunded backlog	199	193
Total backlog	$710	$933
Total:
Funded backlog	$5,678	$5,062
Negotiated unfunded backlog	11,491	9,912
Total backlog	$17,169	$14,974

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

SAIC, INC.

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

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products provide higher margins, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
	(dollars in millions)
Labor-related revenues	$1,554	8%	$1,445	$4,538	10%	$4,109
As a percentage of revenues	59%		61%	60%		62%
M&S revenues	1,077	17	919	3,014	21	2,484
As a percentage of revenues	41%		39%	40%		38%

The increase in labor-related revenues for the three and nine months ended October 31, 2008 as compared to the same periods in the prior year is primarily due to increases in labor rates and increases in the number of personnel on contracts. At October 31, 2008, we had approximately 45,200 full-time and part-time employees as compared to 43,300 at October 31, 2007. The increase in M&S revenues for the three and nine months ended October 31, 2008 as compared to the same periods in the prior year is primarily due to a number of factors, including increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers.

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

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
						As Restated
	(dollars in millions)
Revenues	$2,631	11%	$2,364	$7,552	15%	$6,593
Cost of revenues	2,277	12	2,026	6,529	15	5,676
Selling, general and administrative expenses	149	—	149	455	9	416

Operating income	205	8	189	568	13	501
As a percentage of revenues	7.8%		8.0%	7.5%		7.6%
Non-operating expense, net	(31)		(8)	(46)		(32)

Income from continuing operations before income taxes	174	(4)	181	522	11	469
Provision for income taxes	(56)	21	(71)	(194)	(6)	(183)

Income from continuing operations	118	7	110	328	15	286
Income (loss) from discontinued operations, net of tax	2		(5)	4		31

Net income	$120	14	$105	$332	5	$317

Revenues. Our revenues increased $267 million, or 11%, for the three months ended October 31, 2008 and $959 million, or 15%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition related, revenue growth was 10% and 11% for the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. We calculate internal revenue growth by comparing our reported revenue for the period to the revenue for the same period in the prior year adjusted to include actual revenue of acquired businesses for the comparable period before acquisition. Revenue growth related to the acquisition of businesses was 1% and 4% for the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment revenues	$2,507	12%	$2,238	$7,186	16%	$6,218
As a percentage of total revenues	95%		95%	95%		94%
Commercial segment revenues	125	(1)	126	367	(2)	375
As a percentage of total revenues	5%		5%	5%		6%
Intersegment elimination	(1)	(100)	—	(1)	(100)	—

Total revenues	$2,631	11	$2,364	$7,552	15	$6,593

Government segment revenues increased $269 million, or 12%, during the three months ended October 31, 2008 and $968 million, or 16%, during the nine months ended October 31, 2008, as compared to the same periods in the prior year. Internal, or non-acquisition related, revenue growth in the Government segment was 10% and 12% for the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. Internal revenue growth in the Government segment for the three and nine months ended October 31, 2008 was attributable to continued growth across a number of our business areas, most notably our defense, intelligence and logistics and product support business areas. Growth in our defense business area was led by increased volume in Command, Control and Communications programs with U.S. Department of Defense customers, including integration of communication systems on mine resistant ambush protected (MRAP) vehicles. The increase in the intelligence business area is primarily due to work performed on new programs and higher levels of activity on existing classified programs. Our logistics and products support business area experienced growth from new programs, including a logistics support services contract for deployed MRAP vehicles. Revenue growth related to acquisitions of businesses in the Government segment was 2% and 4% for the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year.

SAIC, INC.

Commercial segment revenues declined slightly during the three and nine months ended October 31, 2008 as compared to the same periods in the prior year due to reduced volume in our consulting services and information technology business area.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment cost of revenues	$2,190	13%	$1,938	$6,268	16%	$5,407
As a percentage of related revenues	87.4%		86.6%	87.2%		87.0%
Commercial segment cost of revenues	93	(2)	95	278	(3)	286
As a percentage of related revenues	74.4%		75.4%	75.7%		76.3%
Corporate and Other segment cost of revenues	(5)	29	(7)	(16)	6	(17)
Intersegment elimination	(1)	(100)	—	(1)	(100)	—

Total cost of revenues	$2,277	12	$2,026	$6,529	15	$5,676

As a percentage of total revenues	86.5%		85.7%	86.5%		86.1%

Government segment cost of revenues as a percentage of related revenues for the three and nine months ended October 31, 2008 were negatively impacted by declines in shipments of more profitable border, port and security equipment and an increased percentage of M&S revenues, which generally have lower margins than our labor-related revenues, as compared to the same periods in the prior year. Lower recoveries of prior year indirect rate overruns also contributed to the negative impact on the Government segment cost of revenues percentages, with $0 and $4 million in recoveries for the three and nine months ended October 31, 2008, respectively, as compared to $3 million and $15 million for the three and nine months ended October 31, 2007, respectively.

Commercial segment cost of revenues as a percentage of related revenues for the three and nine months ended October 31, 2008 remained relatively consistent as compared to the same periods in the prior year.

Corporate and Other segment cost of revenues for the three and nine months ended October 31, 2008 and 2007 represents the allocation of intersegment rent expense charged to our Government and Commercial segments on company-owned properties.

Selling, General and Administrative Expenses. The following table summarizes changes in SG&A expense by type of activity for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
	(dollars in millions)
General and administrative	$104	(5)%	$109	$321	8%	$296
As a percentage of total revenues	4.0%		4.6%	4.2%		4.5%
Bid and proposal	32	19	27	103	20	86
As a percentage of total revenues	1.2%		1.1%	1.4%		1.3%
Internal research and development	13	—	13	31	(9)	34
As a percentage of total revenues	.5%		.6%	.4%		.5%

Total SG&A	$149	—	$149	$455	9	$416

As a percentage of total revenues	5.7%		6.3%	6.0%		6.3%

Total SG&A remained constant for the three months ended October 31, 2008 and increased $39 million, or 9%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year. As a percentage of total revenues, total SG&A for the three and nine months ended October 31, 2008 decreased as compared to the same periods in the prior year reflecting management’s efforts to control general and administrative spending.

General and administrative (G&A) expenses decreased $5 million, or 5%, for the three months ended October 31, 2008 as compared to the same period in the prior year reflecting management’s efforts to control G&A spending. G&A expenses increased $25 million, or 8%, for the nine months ended October 31, 2008, as compared to the same period in the prior year primarily due to increased expense resulting from acquisitions that have relatively higher SG&A costs, increased cost to support growth in our operations and severance charges related to organizational streamlining in our Commercial and Corporate and Other segments.

SAIC, INC.

Bid and proposal (B&P) expenses increased $5 million, or 19%, for the three months ended October 31, 2008 and $17 million, or 20%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year primarily due to a significant increase in B&P activities in pursuit of an increased number of larger contracts. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Internal research and development expenses remained consistent for the three months ended October 31, 2008 and decreased $3 million, or 9%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year. Internal research and development expenses vary due to the timing of internal research and development activities, primarily caused by availability of personnel who are otherwise working on customer contracts or business development activities.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment SG&A	$116	1%	$115	$350	9%	$320
As a percentage of related revenues	4.6%		5.1%	4.9%		5.1%
Commercial segment SG&A	18	—	18	64	7	60
As a percentage of related revenues	14.4%		14.3%	17.4%		16.0%
Corporate and Other segment SG&A	15	(6)	16	41	14	36

Total SG&A	$149	—	$149	$455	9	$416

As a percentage of total revenues	5.7%		6.3%	6.0%		6.3%

Government segment SG&A remained relatively constant for the three months ended October 31, 2008 and increased $30 million, or 9%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year primarily due to increases in B&P expenses offset by declines in G&A expenses as described above.

Commercial segment SG&A expenses for the three and nine months ended October 31, 2008 remained relatively consistent as compared to the same periods in the prior year.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A decreased by $1 million, or 6%, and increased $5 million, or 14%, for the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increase in Corporate and Other segment SG&A for the nine months ended October 31, 2008 is primarily due to $4 million in costs associated with an adverse verdict during the quarter ended July 31, 2008 in a lawsuit involving contracts with the Nuclear Regulatory Commission that were completed in past years.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2008	Percent change	2007	2008	Percent change	2007
			As Restated			As Restated
	(dollars in millions)
Government segment operating income	$201	9%	$185	$568	16%	$491
As a percentage of related revenues	8.0%		8.3%	7.9%		7.9%
Commercial segment operating income	14	8	13	25	(14)	29
As a percentage of related revenues	11.2%		10.3%	6.8%		7.7%
Corporate and Other segment operating loss	(10)	(11)	(9)	(25)	(32)	(19)

Total operating income	$205	8	$189	$568	13	$501

As a percentage of total revenues	7.8%		8.0%	7.5%		7.6%

Total operating income decreased as a percentage of revenues for the three and nine months ended October 31, 2008 as compared to the same periods in the prior year primarily attributable to decreased profitability in the Government segment for the reasons described above.

SAIC, INC.

Interest Income. Interest income decreased by $10 million, or 71%, for the three months ended October 31, 2008 and $24 million, or 57%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year due to declines in both market interest rates and the amount of cash and cash equivalents, as well as a change in our investment strategy. We expect this shift to investing cash equivalents primarily in U.S. Treasury securities will reduce interest income in future periods.

Interest Expense. Interest expense reflects interest on our outstanding debt securities and notes payable. Interest expense declined by $3 million, or 14%, for the three months ended October 31, 2008 and $8 million, or 12%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year due to the payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008.

Other Expense, Net. The components of other expense, net for the periods noted were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
	(in millions)
Net losses on investments, including impairment losses	$(5)	$(2)	$(2)	$(7)
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates	(8)	2	(3)	3
Other	(3)	—	—	—
Total other expense, net	$(16)	$—	$(5)	$(4)

We recorded impairment losses on our equity interest in Danet GmbH and certain private equity securities held by our venture capital subsidiary totaling $16 million for the three and nine months ended October 31, 2008 due to declines in their fair values caused by poorer business performance, contraction in the credit markets and general declines in global economic conditions during the three months ended October 31, 2008. We recorded impairment losses on investments of $2 million and $7 million for the three and nine months ended October 31, 2007, respectively. The carrying value of our investments as of October 31, 2008 was $34 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 32.2% and 37.2% for the three and nine months ended October 31, 2008, respectively, as compared to 39.2% and 39.0%, respectively, for the same periods in the prior year. The lower effective tax rate for the three and nine months ended October 31, 2008 as compared to the same periods in the prior year is primarily due to a reduction in the provision for income taxes resulting from the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the reenactment of the federal research and development tax credit with effect from December 31, 2007 during the quarter ended October 31, 2008. This reduction is partially offset by an increase in non-deductible expenses for the penalty portion of an adverse verdict in our dispute with the Nuclear Regulatory Commission.

Income from Continuing Operations. Income from continuing operations increased $8 million, or 7%, for the three months ended October 31, 2008 and $42 million, or 15%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year. The increase in income from continuing operations for the three months ended October 31, 2008 is primarily a result of an increase in operating income of $16 million caused by higher revenues and a decrease in the provision for income taxes of $15 million offset by a $23 million increase in non-operating expense primarily related to impairment losses on equity investments. The increase in income from continuing operations for the nine months ended October 31, 2008 is primarily a result of an increase in operating income of $67 million resulting from higher revenues and relatively consistent operating margins offset by a $14 million increase in non-operating expense and an increase in the provision for income taxes of $11 million.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.02 per share, or 7%, for the three months ended October 31, 2008 and $.12 per share, or 17%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year. The increase for the three months ended October 31, 2008 was due to a $8 million, or 7%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding. The increase for the nine months ended October 31, 2008 was due to an increase in income from continuing operations of $42 million, or 15%, and an 11 million share, or 3%, decline in diluted weighted average shares outstanding.

Discontinued Operations. In July 2007, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC. In October 2008, we committed to a plan to dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods

SAIC, INC.

presented. We recorded a $9 million impairment charge in connection with our assessment of the fair value of this business, which is held for sale. The results of operations of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction) and the business which is held for sale have been reported as discontinued operations for all periods presented. The operating results of these discontinued operations prior to sale for the periods noted were as follows:

	Nine Months Ended October 31
	2008	2007
	(in millions)
Revenues	$6	$111
Costs and expenses:
Cost of revenues	5	103
Impairment of goodwill, intangible assets and other long-lived assets	9	—
Selling, general and administrative expenses	5	8
Loss before minority interest in income of consolidated subsidiaries and income taxes	$(13)	$—

In addition to the operating results of the divested portion of AMSEC LLC and the business which is held for sale, our results of discontinued operations for the three and nine months ended October 31, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. and the divested portion of AMSEC LLC.

During the three and nine months ended October 31, 2008, we recorded a reduction in the provision for income taxes of discontinued operations of $10 million and $16 million, respectively, due to the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the expiration of statutes of limitation for certain tax deductions.

Net Income and Diluted EPS. Net income increased $15 million, or 14%, for the three months ended October 31, 2008 and $15 million, or 5%, for the nine months ended October 31, 2008, as compared to the same periods in the prior year. The increase in net income for the three months ended October 31, 2008 as compared to the same period in the prior year reflects an increase in income from continuing operations of $8 million and an increase in income from discontinued operations of $7 million. The increase in net income for the nine months ended October 31, 2008 as compared to the same period in the prior year is due to an increase in income from continuing operations of $42 million and a decrease in income from discontinued operations of $27 million, which is primarily due to a $33 million gain on sale of the divested portion of AMSEC LLC recognized during the nine months ended October 31, 2007. Diluted EPS increased $.05 per share, or 20%, for the three months ended October 31, 2008 as compared to the same period in the prior year due to an increase in net income of $15 million and a 12 million share, or 3%, decline in diluted weighted average shares outstanding. Diluted EPS increased $.06 per share, or 8%, for the nine months ended October 31, 2008 as compared to the same period in the prior year due to an increase in net income of $15 million and an 11 million share, or 3%, decline in diluted weighted average shares outstanding.

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

Cash Flows

The following table summarizes cash flow information for the periods noted:

	Nine Months Ended October 31
	2008	2007
	(in millions)
Total cash flows provided by operations	$430	$226
Total cash flows used in investing activities	(235)	(178)
Total cash flows used in financing activities	(426)	(150)
Decrease in cash and cash equivalents from discontinued operations	(41)	—
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	—
Total decrease in cash and cash equivalents	$(284)	$(102)

Cash Provided by Operations. The $204 million increase in cash flows from operations for the nine months ended October 31, 2008 as compared to the same period in the prior year is primarily due to increases in income from continuing operations, the relative amount of payables outstanding and accrued liabilities and a decrease in the average time to collect receivables.

SAIC, INC.

Cash Used in Investing Activities. We used $235 million of cash in support of investing activities during the nine months ended October 31, 2008, including $201 million (net of cash acquired) to acquire two businesses and $45 million to purchase property, plant and equipment. We used $178 million of cash in support of investing activities during the nine months ended October 31, 2007, including $144 million (net of cash acquired) to acquire two businesses and $42 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $426 million of cash in support of financing activities during the nine months ended October 31, 2008, including $429 million to repurchase shares of our stock, $112 million to redeem notes payable and long-term debt offset by $64 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $52 million in excess tax benefits associated with stock-based compensation. We used cash in support of financing activities of $150 million during the nine months ended October 31, 2007, including $270 million to repurchase shares of our stock, offset by $79 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $51 million in excess tax benefits associated with stock-based compensation.

Cash Flows from Discontinued Operations. We used $41 million of cash for discontinued operations during the nine months ended October 31, 2008. This primarily consists of $30 million paid for the settlement of tax related matters.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock. We repurchased 18 million shares of our common stock between December 2006 and March 2008. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, other market conditions and regulatory requirements. As of October 31, 2008, there were 24 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that perform services on a specific customer contract. As of January 31, 2008, the pension plan had an underfunded projected benefit obligation of $21 million, which we expect to fund over future years. A dispute exists with the customer over the timeframe in which this underfunded pension obligation is required to be funded under terms of the customer contract and applicable pension regulations. This dispute also concerns the disposition of pension plan assets and liabilities upon the termination of the current customer contract, which expires during our fiscal year 2011. The resolution of this dispute may result in an acceleration of both the funding and expense recognition of the unrecognized actuarial loss.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2008	January 31, 2008
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	—	100
Other notes payable	24	35
	1,117	1,228
Less current portion	18	130
Total	$1,099	$1,098

We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of October 31, 2008. For additional information on our notes payable and long-term debt, see Note 8 of the notes to consolidated financial statements in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

SAIC, INC.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of October 31, 2008, $746 million of the revolving credit facility was available, reduced by $4 million of outstanding standby letters of credit. The facility contains various customary restrictive covenants, including financial covenants. As of October 31, 2008, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 10 of the notes to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2008 for a discussion of these items.

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

We have several critical accounting policies, which were described in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the nine months ended October 31, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended October 31, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on March 28, 2008.

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

SAIC, INC.

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

During the three months ended October 31, 2008, four additional operating business units (representing approximately 16% of total consolidated revenues on a full year basis) migrated to the new system. As of October 31, 2008, our corporate operations and six of our twenty operating business units (representing approximately 26% of total consolidated revenues on a full year basis) used the new system. This migration to a new system represents a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted business units has been updated.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed on March 28, 2008 and as updated in our original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 filed on June 4, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 filed on September 4, 2008, after finding that Telkom South Africa repudiated the contract, the arbitrator is in the process of determining the damages to be recovered by Telcordia Technologies, Inc. (Telcordia), a former subsidiary of ours. Due to the scope and technical complexity of the case, the arbitrator appointed a third party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

A hearing before the arbitrator was held in October 2008 in South Africa to address Telkom South Africa’s motion to amend its statement of defense and its motion to dismiss a portion of Telcordia’s damage claims for failure to provide adequate financial documentation. The arbitrator allowed Telkom South Africa to amend its statement of defense to assert that Telcordia failed to meet its integration obligations. Telkom South Africa’s motion to dismiss was postponed pending an on-site review of additional Telcordia documentation by Telkom South Africa’s financial expert. In November 2008, Telcordia filed an amendment to its statement of claim to address Telkom South Africa’s new integration defense.

A hearing before the third party expert was held in November 2008 in South Africa. In November 2008, the third party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. Telcordia is currently evaluating the implications of this report on its damage claims. Another hearing before the third party expert regarding other technical issues is anticipated to occur in early 2009. Pursuant to the process established by the arbitrator and the parties, the third party expert will provide his findings to the arbitrator and both parties will be able to question the third party expert on his findings at a hearing before the arbitrator and the arbitrator will make the final determinations. Given the current schedule, the damage phase of the arbitration is unlikely to be completed until after July 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and related legal proceedings as of October 31, 2008.

Nuclear Regulatory Commission

As previously disclosed in our original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 filed on June 4, 2008 and as updated in our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 filed on September 4, 2008, the U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims, which were trebled by the judge. The judge also awarded a total of $1 million in penalties. The judge entered the judgment in October 2008. We filed post-trial motions in October 2008 challenging the judgment. If the post-trial motions are unsuccessful, we intend to file an appeal. We have recorded a liability of $7 million for this matter as of October 31, 2008.

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

SAIC, INC.

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

The following table presents repurchases of our stock during the quarter ended October 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2008 – August 31, 2008	235,818	$19.28	—	24,527,000
September 1, 2008 – September 30, 2008	345,496	20.22	—	24,527,000
October 1, 2008 – October 31, 2008	859,110	18.38	288,331	24,238,669

Total	1,440,424	18.97	288,331

(1)	Includes shares purchased as follows:

	August	September	October
Under publicly announced plans or programs	—	—	288,331
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	208,878	288,254	422,023
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	26,940	57,242	148,756
Total	235,818	345,496	859,110

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

None.

Item 5. Other Information.

None.

SAIC, INC.

Item 6. Exhibits.

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

Date: December 10, 2008

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