Form 10-K
period 2009-01-31
SAIC, Inc.
filed 2009-03-30
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2008, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3,432,128,142. The registrant’s Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A preferred stock is convertible into one share of the registrant’s common stock.

As of March 13, 2009, the registrant had 212,185,829 shares of common stock, $.0001 par value per share, issued and outstanding, and 192,491,456 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SAIC, Inc.

Form 10-K

PART I

Item 1. Business

The Company

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “our company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2009 as fiscal 2009.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, systems engineering and integration and research and development. We are also focused on expanding our business in the areas of energy, health, environment, cyber security and space superiority.

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. The Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities and certain corporate expense items that are not reimbursed by our U.S. Government customers. Our Corporate and Other segment does not contract with third-parties for the purpose of generating revenues. For additional information regarding our reportable segments and geographic areas, see Note 16 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Government Segment

Our Government segment provides a wide array of technical services and solutions in the following areas, primarily to U.S. federal, state and local government agencies and foreign governments as follows:

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

Revenues from our Government segment accounted for 95%, 94% and 94% of our total revenues in fiscal 2009, 2008 and 2007, respectively. Within the Government segment, the majority of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor. Some revenues in the Government segment are derived from non-government customers for whom the work is performed by a Government segment business unit.

Commercial Segment

Our Commercial segment primarily targets commercial customers worldwide in select industry markets, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of information technology (IT) systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation services. Our Commercial segment customers often

SAIC, Inc. Annual Report  1

PART I

benefit from leveraging our broader governmental experiences, such as geographic information systems, security, and systems engineering. Revenues from our Commercial segment accounted for 5%, 6% and 6% of our total revenues in fiscal 2009, 2008 and 2007, respectively.

Acquisitions

The acquisition of businesses is part of our growth strategy and we expect that a portion of our growth will come from recent and future acquisitions. During the last five fiscal years, we completed 20 acquisitions, including the following:

•

In fiscal 2009, we acquired SM Consulting, Inc., a provider of language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers and Icon Systems, a provider of laser-based systems and products for military training and testing.

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

Discontinued Operations

We completed three divestitures during the last five fiscal years and had one business held for sale as of January 31, 2009:

•

In fiscal 2009, management committed to a plan to sell or dispose of a non-strategic component of a business. This business was held for sale as of January 31, 2009 and was sold in March 2009. Our financial statements reflect the operating results of this business as a discontinued operation for all periods presented.

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

Contract Types

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

Contract Procurement

The U.S. Government technology services procurement environment has evolved due to statutory and regulatory procurement reform initiatives. U.S. Government agencies traditionally have procured technology services and solutions through agency-specific contracts awarded to a single contractor. However, the number of procurement contracting methods available to U.S. Government customers for services procurement has increased substantially. The U.S. Government has increasingly moved away from single award contracts and used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general

2  SAIC, Inc. Annual Report

PART I

terms and conditions. The three predominant contracting methods through which U.S. Government agencies procure technology services are as follows:

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

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. Single-award and multi-award IDIQ contracts are contract forms used to obtain commitments from contractors to provide certain products or services on pre-established terms and conditions. Under IDIQ contracts, the U.S. Government issues task orders for specific products or services it needs and the contractor supplies products or services in accordance with the previously agreed-upon terms in the overall IDIQ contract. IDIQ contracts are generally awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract will be awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which results in a limited competition for task orders and can compress the process and time required to award task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts, or GWACs. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors.

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

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

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

SAIC, Inc. Annual Report  3

PART I

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2009	2008
	(in millions)
Government segment:
Funded backlog	$5,106	$4,322
Negotiated unfunded backlog	10,979	9,719
Total Government segment backlog	$16,085	$14,041
Commercial segment:
Funded backlog	$508	$740
Negotiated unfunded backlog	200	193
Total Commercial segment backlog	$708	$933
Total:
Funded backlog	$5,614	$5,062
Negotiated unfunded backlog	11,179	9,912
Total backlog	$16,793	$14,974

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees for work performed.

Key Customers

In fiscal 2009, 2008 and 2007, 88%, 87% and 88%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. We generated 10% or more of our total revenues during the last three fiscal years from the U.S. Army and U.S. Navy. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

The percentage of total revenues attributable to these customers for the last three fiscal years was as follows:

	Year Ended January 31
	2009	2008	2007
U.S. Army	24%	21%	18%
U.S. Navy	12	12	12

Competition

Competition for U.S. Government contracts is intense. We compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently team with other companies to compete for large contracts, and bid against these team members in other situations. Due to the current industry trend toward consolidation, we expect changes in the competitive landscape. We believe that our principal competitors include the following companies:

•

the engineering and technical services divisions of large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, including such companies as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical services, including U.S. Government IT services, such as Battelle Memorial Institute, Booz Allen Hamilton Inc., CACI International Inc., CH2M Hill Companies Limited, ManTech International Corporation, Serco Group plc and SRA International, Inc.;

•

diversified commercial and U.S. Government IT providers, such as Accenture Ltd., BearingPoint, Inc., Computer Sciences Corporation, EDS (a Hewlett Packard company), International Business Machines Corporation and Unisys Corporation; and

4  SAIC, Inc. Annual Report

PART I

•

contractors focused on supplying border, port and security products including American Science and Engineering, Inc., OSI Systems, Inc. and Smith Group plc and contractors providing supply chain management and other logistics services, including Agility Logistics, Inc. (a subsidiary of The Public Warehousing Company K.S.C.).

We compete on factors including, among others, our technical expertise and qualified professional personnel, our ability to deliver cost-effective solutions in a timely manner, our reputation and standing with customers, pricing and the size and scale of our company.

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

We actively pursue opportunities to license our technologies to third-parties. We also evaluate potential spin-offs or other transfers of our technologies.

In connection with the performance of services for customers in the Government segment, the U.S. Government has certain rights to data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2009, 2008 and 2007, our IR&D expense was $46 million, $48 million and $34 million, respectively, which was included in selling, general and administrative expenses.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we have from time to time experienced higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, the DoD, National Aeronautics and Space Administration, intelligence agencies and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Among other things, these laws and regulations:

•	require certification and disclosure of all cost or pricing data in connection with various contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•

require reviews by the Defense Contract Audit Agency (DCAA) and other U.S. Government agencies of internal control systems and policies, including the contractor’s accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems;

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data; and

•

require us not to compete for or to divest of work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

In order to help ensure compliance with these laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

SAIC, Inc. Annual Report  5

PART I

Environmental Matters

Our operations, including the environmental consulting, logistics services and investigative services we provide to third parties, and our ownership or operation of real property are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Failure to comply with these laws and regulations could result in civil, criminal, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2009, we employed approximately 45,400 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to our growth and the increased competition for qualified personnel, it has become more difficult to meet all of our needs for these employees in a timely manner and this has affected our growth. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.

Company Website and Information

Our website can be accessed at www.saic.com. The website contains information about us and our operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission, or SEC, on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

SAIC, Inc.

10260 Campus Point Drive

San Diego, CA 92121

Attention: Corporate Secretary

Telephone: (858)  826-6000

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC, in your evaluation of our business and us. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks Relating to Our Business

We depend heavily on U.S. Government contracts, and a decline in the U.S. defense budget or a delay in the completion of the U.S. Government’s budget process could result in adverse consequences to our business.

We depend on U.S. Government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected. In fiscal 2009, 2008 and 2007, we

6  SAIC, Inc. Annual Report

PART I

generated 88%, 87% and 88%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We generated 10% or more of our total revenues during the last three fiscal years from the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports regarding poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with the U.S. Government would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. defense budget or changes in budgetary priorities may adversely affect our future revenues and limit our growth prospects. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 73% of our total revenues in fiscal 2009. Changes in the budgetary priorities of the U.S. Government, or the DoD, could directly affect our operating results. While spending authorizations for defense-related programs by the U.S. Government have increased in recent years and in particular after the September 11, 2001 terrorist attacks, these spending levels may not be sustainable and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not provide services. Such changes in spending authorizations and budgetary priorities could occur due to changes in U.S. Government leadership, the number of and intensity of political conflicts, including the current conflicts in Iraq and Afghanistan, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, including the impact from recent efforts to address the turmoil in the credit and financial markets due to U.S. and global economic conditions, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, the results of which may shift DoD budgetary priorities or reduce overall U.S. Government spending for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, or the substantial reduction or elimination of particular defense-related programs, could adversely affect our future revenues and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget process could delay procurement of the services and solutions we provide and have an adverse effect on our future revenues. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the services and solutions that we provide. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle and we could experience similar declines in revenues if the budget process is delayed significantly in future years. When supplemental budgets are required to operate the U.S. Government and passage of legislation needed to approve any supplemental budget is delayed, the overall funding environment for our business could be adversely affected.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may potentially impose added costs on our business. Some significant regulations that affect us include:

•	the Federal Acquisition Regulation (FAR) and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and

•	the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.

The FAR and certain of our U.S. Government contracts contain organizational conflict of interest (OCI) clauses that may limit our ability to compete for or perform certain other contracts. OCIs arise when we engage in activities that may make us

SAIC, Inc. Annual Report  7

PART I

unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation.

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as U.S. Government Cost Accounting Standards, at any time. In addition, the U.S. Government may face restrictions or pressure regarding the amount of services it may obtain from private contractors. Congressional legislation and initiatives dealing with procurement reform and shifts in the buying practices of U.S. Government agencies resulting from those proposals, such as increased usage of fixed price contracts which transfer some risks from the U.S. Government to the performing contractors, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, and our contracts with the U.S. Government are subject to review and investigation which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable laws, regulations and standards. They also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s accounting, billing, cost, purchasing, property, estimating, compensation, management information system and other systems. Over the last several months, U.S. Government contractors, including our company, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies. If any of our internal control systems or policies are found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of our control systems which could then render the status of these systems as “not reviewed.” In particular, the status of several of our internal control systems as not reviewed could adversely affect our ability to compete for new contract awards. Cost audits may also result in adjustments to our contract costs, and any costs found to be improperly allocated may not be reimbursed, or if previously reimbursed, may need to be refunded. In addition, the U.S. Government may apply penalties under certain circumstances. Our indirect contract cost audits have not been completed for fiscal 2005 and later years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future audit adjustments exceed our estimates, our profitability could be adversely affected.

Our contracts with the U.S. Government are also subject to review and investigation. If such a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of new contracts or receive contract renewals. We are from time to time subject to investigations by the DoD and other agencies. Penalties and sanctions are not uncommon in the industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected. More generally, increases in congressional scrutiny and investigations into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

We derive significant revenue from contracts awarded through a competitive bidding process. Due to this competitive pressure, we may be unable to sustain our revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. Following the contract award, we may encounter significant expense, delay or contract modifications as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. We may not be able to sell successfully or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

8  SAIC, Inc. Annual Report

PART I

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

We have experienced and continue to experience periodic performance issues under certain of our contracts. If the U.S. Government terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 31, 2009, our total backlog was $16.8 billion, which included $5.6 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to modify, curtail or terminate our major programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the contracts that are included in our backlog. Our negotiated unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenue and growth prospects could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, T&M, fixed-price-level-of-effort and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable border, port and mobile security products.

To varying degrees, each of our contract types involves some risk that we could underestimate our costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Over the last three fiscal years, an average of 18% of our total revenues were derived from FFP contracts. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make our contracts less profitable or unprofitable.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

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

SAIC, Inc. Annual Report  9

PART I

Internal system or service failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our revenues and profitability.

During fiscal 2008, we began a phased implementation of a new information technology system to be used as our accounting system. The significant majority of the implementation is currently scheduled to be completed in multiple phases through the beginning of fiscal 2011 and includes a significant effort in system testing prior to implementation, employee training and updating of our impacted internal control process and procedures. During fiscal 2009, we also began a multi-year initiative to bring together the “transaction based” functions associated with human resources, finance, information technology and other functional areas into a shared services organization to deliver those services to the entire company. System or service disruptions, including those caused by the implementation of the new information technology system and the establishment of a shared services organization, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner.

We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures, including security breaches, could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive in both the Government and Commercial segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. In the Government segment, we compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

Adverse judgments or settlements in legal disputes could require us to pay potentially large damage awards, which would adversely affect our cash balances and profitability.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, injunctive relief against us or damage to our reputation. The litigation and other claims described in this Annual Report on Form 10-K are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled

10  SAIC, Inc. Annual Report

PART I

engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

Employee misconduct, including security breaches, could cause us to lose customers or our ability to contract with the U.S. Government.

Misconduct, fraud or other improper activities by our employees could have a significant adverse impact on our business and reputation, particularly because we are a U.S. Government contractor. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. Employee misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential employee misconduct include falsifying time records and violations of the Anti-Kickback Act. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business and reputation.

Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.

Our services sometimes involve the investigation or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

Acquisitions, investments, joint ventures and divestitures could result in operating difficulties and other adverse consequences to our business.

One of our key operating strategies is to selectively pursue strategic acquisitions, investments and joint ventures. As with past growth, we expect that a significant portion of our future growth will continue to come from these transactions. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Acquisitions, investments and joint ventures pose many other risks, including:

•	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;

•

we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;

•

we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as incompatible accounting, information management, or other control systems, which could result in unforeseen difficulties;

SAIC, Inc. Annual Report  11

PART I

•	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

•

acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;

•	future acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and

•	we may not be able to effectively influence the operations of our joint ventures, which could adversely affect our operations.

If our acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for reasons including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.

In addition, we periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantees or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

Since goodwill and other intangible assets represent approximately 25% of our total assets, an impairment of these assets could negatively impact our results of operations. Intangible assets, including goodwill, are assessed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors considered a change in circumstance, indicating that the carrying value of intangible assets may not be recoverable, could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. In addition, goodwill and non-amortizable intangible assets are assessed for impairment at least annually as required under U.S. generally accepted accounting principles. Future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the U.S. Government, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contracts or joint venture relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and through that exposure secure a future position as a prime U.S. Government contractor. If any of our current subcontractors were awarded prime contractor status in the future, not only would we have to compete with them for future U.S. Government contracts, but our ability to perform on future contracts might also be impaired.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. The current adverse economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.

Our business may be adversely affected if we cannot collect our receivables.

We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If the U.S. Government, any commercial or other customer or any prime contractor for whom we are a

12  SAIC, Inc. Annual Report

PART I

subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. Government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. Global economic conditions could also result in financial difficulties for our commercial or prime contractor customers, which could cause those customers to delay payments, request changes in payment terms or fail to make payments. If we experience difficulties collecting receivables, it could adversely affect our financial results.

We face risks associated with our international business.

Between 2% and 3% of our total revenues in each of the last three fiscal years was generated by our entities outside of the United States. Our domestic entities also periodically enter into contracts with foreign customers. These international business operations may be subject to additional and different risks than our U.S. business. In some countries, there is increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Failure to comply with U.S. Government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

Our business may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results and liquidity may be adversely impacted by the expense amount that we record and the funding we provide for a defined benefit pension plan that we sponsor for certain employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract. As of January 31, 2009, the pension plan had an underfunded projected benefit obligation of $35 million and an unrecognized actuarial loss (pre-tax) of $42 million. Our pension plan expense may be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory actions, as well as the outcome of a customer dispute concerning the timing of funding and disposition of pension plan assets and liabilities upon termination of the current customer contract. The resolution of this dispute or the non-renewal of the customer contract upon its expiration in March 2010 may result in the acceleration of the funding and expense recognition of the then unrecognized actuarial loss.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected.

In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

Our financial results may vary significantly from period-to-period.

Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and other matters described elsewhere in this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  13

PART I

Risks Relating to Our Stock

The concentration of our capital stock ownership with our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates limits the ability of common stockholders to influence corporate matters.

As of January 31, 2009, our Class A preferred stock represented 48% of our outstanding capital stock. Our Class A preferred stock has 10 votes per share compared to our publicly-traded common stock which has one vote per share. The Class A preferred stock is held by our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates. They are able to exercise a majority of the voting power and for the foreseeable future, will have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or sale of our company or our assets. As a result of this dual-class structure, our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates may be able to control all matters submitted to our stockholders for approval, even though they own less than 50% of the outstanding shares of our capital stock, except to the extent that holders of common stock may be entitled to vote as a separate class under the General Corporation Law of the State of Delaware. This concentrated control limits the ability of the common stockholders to influence corporate matters and, as a result, we may take actions that our common stockholders do not view as beneficial which could adversely affect the market price of our common stock.

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

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

Our certificate of incorporation provides for Class A preferred stock having 10 votes per share, which currently gives our employee benefit plans, executive officers, employees, former employees and directors and their respective affiliates voting control over all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as a merger or other sale of our company or its assets.

•

Our certificate of incorporation provides that our bylaws and certain provisions of our certificate of incorporation may be amended by only two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to our certificate of incorporation and bylaws.

•

Our certificate of incorporation contains certain supermajority voting provisions, which generally provide that mergers and certain other business combinations between us and a related person be approved by the holders of securities having at least 80% of our outstanding voting power, as well as by the holders of a majority of the voting power of such securities that are not owned by the related person.

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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results,

14  SAIC, Inc. Annual Report

PART I

levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in the U.S. budget process;

•	changes in U.S. Government procurement rules and regulations;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	the outcome of U.S. Government reviews, audits and investigations of our company;

•	our ability to win contracts with the U.S. Government and others;

•	our ability to attract, train and retain skilled employees;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to obtain required security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal compliance issues;

•	our ability to effectively acquire businesses and make investments;

•	our ability to manage risks associated with our international business;

•	our ability to compete with others in the markets in which we operate; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or similar terms. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements. We do not undertake any obligation to update any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2009, we conducted our operations in approximately 375 offices located in 43 states, the District of Columbia and various foreign countries. We occupy approximately 9.3 million square feet of floor space. Of this amount, we own approximately 2.6 million square feet, and the remaining balance is leased. Our major locations are in the San Diego, California and Washington, D.C. metropolitan areas, where we occupy approximately 1.1 million square feet of floor space and 3.2 million square feet of floor space, respectively.

We own and occupy the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	7	650,000	22.2
Vienna, Virginia	2	272,000	14.7
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	100,000	11.3
Columbia, Maryland	1	96,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,000	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	24,000	3.1

SAIC, Inc. Annual Report  15

PART I

As of January 31, 2009, we had 5 buildings comprising 447,000 square feet of floor space that we were actively marketing for sale or intended to sell that were classified as held for sale in the consolidated financial statements contained within this Annual Report on Form 10-K.

The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. We consider our facilities suitable and adequate for our present needs. See Note 14 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200 million plus interest, legal fees and other costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages in June 2007 relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

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

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator is scheduled for April 2009 during which the parties will be allowed to question the third-party expert regarding the findings in his November 2008 report. It is anticipated that another hearing before the third-party expert regarding other technical issues will occur sometime after the April 2009 hearing. Given the current schedule, the damage phase of the arbitration is unlikely to be completed before late 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2009.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. We filed post-trial motions in October 2008 challenging the judgment. If the post-trial motions are

16  SAIC, Inc. Annual Report

PART I

denied, we intend to file an appeal. We have recorded a liability for the full judgment amount of $7 million for this matter as of January 31, 2009.

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

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. In addition to PDVSA, we were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is remote.

Other

We are routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us due to our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident that our interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $1 million to $24 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $600,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. In March 2009, the judge’s decision on our motion was affirmed on appeal. The discovery phase of the litigation is proceeding. We are unable to determine the outcome and accordingly, have not recorded a liability for this matter as of January 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

None.

SAIC, Inc. Annual Report  17

PART I

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 25, 2009) of all of our key officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson*	52	Group President since October 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from January 2002 to August 2005, and Senior Vice President and General Manager of the Systems Engineering Group from November 1998 to January 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.

Amy E. Alving	46	Chief Technology Officer since December 2007 and Senior Vice President since January 2007. Ms. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Ms. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Joseph W. Craver III*	50	Group President since June 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

Kenneth C. Dahlberg*	64	Chairman of the Board since July 2004 and Chief Executive Officer and Director since November 2003. Mr. Dahlberg served as President from November 2003 to March 2006. Prior to joining us, Mr. Dahlberg served as Corporate Executive Vice President of General Dynamics Corp., a defense industry contractor, from March 2001 to October 2003. Mr. Dahlberg served as President of Raytheon International from February 2000 to March 2001, and from 1997 to 2000 he served as President and Chief Operating Officer of Raytheon Systems Company. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997. Mr. Dahlberg has served as a director of Teledyne Technologies since February 2006.

Steven P. Fisher	48	Treasurer since January 2001 and Senior Vice President since July 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	43	Senior Vice President and Corporate Controller since August 2005. Mr. Hartley has held various positions with our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

Brian F. Keenan	52	Executive Vice President for Human Resources since September 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from September 2004 to September 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Charles F. Koontz*	47	Group President since June 2007. Mr. Koontz previously held various positions with us since 2004, including serving as Business Unit General Manager from June 2004 to June 2007. Prior to joining us, Mr. Koontz led Cap Gemini Ernst & Young’s telecom, media and networks business from May 2000 to January 2004 and also held management and consultant positions with General Electric and Litton Industries Automation Systems.

Lawrence B. Prior, III*	53	Chief Operating Officer since October 2007. Mr. Prior served as Group President from February 2005 to September 2007. Mr. Prior joined us in September 2004 as Senior Vice President, Federal Systems. Prior to joining us, Mr. Prior served as Chief Financial Officer and then President and Chief Executive Officer of LightPointe Communications, Inc. from 2000 until 2004.

18  SAIC, Inc. Annual Report

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Arnold L. Punaro*	62	Executive Vice President since February 2005. Mr. Punaro has held various positions with us since 1997, including Sector Vice President, Senior Vice President and Director of Corporate Development. Mr. Punaro also served as the Staff Director of the Senate Armed Services Committee and retired as a Major General in the United States Marine Corps Reserve.

Douglas E. Scott*	52	Executive Vice President since June 2007, General Counsel since 1992 and Secretary since July 2003. Mr. Scott has held various positions with us since 1987, including serving as a Senior Vice President from 1997 to 2007 and Corporate Vice President from 1992 to 1997.

K. Stuart Shea*	52	Group President since October 2007. Since joining us in 2005, Mr. Shea has served as Senior Vice President and Business Unit General Manager. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	43	Executive Vice President and Chief Financial Officer since November 2005. Mr. Sopp had served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005, prior to which he had served as a Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

Joseph P. Walkush*	57	Executive Vice President since July 2000. Mr. Walkush has held various positions with us from 1976 to 1979 and since 1981, including serving as a Sector Vice President from 1994 to 2000.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of proxies for our 2009 Annual Meeting of Stockholders (2009 Proxy Statement).

SAIC, Inc. Annual Report  19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAI.” Our Class A preferred stock is not listed on a national securities exchange or traded in an organized over-the-counter market. Shares of our Class A preferred stock are convertible on a one-for-one basis into shares of common stock. Shares of common stock contain the same economic rights as shares of Class A preferred stock. We expect that the market price of our common stock will determine the value of our Class A preferred stock.

Historical Stock Prices

The range of high and low sales prices at closing of our common stock on the NYSE for each fiscal quarter during the last two fiscal years was as follows:

	Fiscal 2009
Fiscal Quarter	High	Low
1st quarter (February 1, 2008 to April 30, 2008)	$19.72	$17.67
2nd quarter (May 1, 2008 to July 31, 2008)	$21.49	$18.73
3rd quarter (August 1, 2008 to October 31, 2008)	$20.78	$17.11
4th quarter (November 1, 2008 to January 31, 2009)	$20.05	$17.09

	Fiscal 2008
Fiscal Quarter	High	Low
1st quarter (February 1, 2007 to April 30, 2007)	$18.82	$16.88
2nd quarter (May 1, 2007 to July 31, 2007)	$20.15	$16.76
3rd quarter (August 1, 2007 to October 31, 2007)	$19.84	$16.65
4th quarter (November 1, 2007 to January 31, 2008)	$20.69	$18.20

Holders of Common Stock and Class A Preferred Stock

As of March 13, 2009, there were approximately 1,807 and 40,595 holders of record of our common stock and Class A preferred stock, respectively. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Substantially all of the Class A preferred stock is owned of record or beneficially by our current and former employees, directors and consultants and their respective family members and by our various employee benefit plans. Holders of Class A preferred stock are entitled to ten votes per share and holders of common stock are entitled to one vote per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, except for a special dividend declared by Science Applications International Corporation in connection with the October 2006 reorganization merger and initial public offering. We do not expect to pay any cash dividends in the foreseeable future and we currently intend to retain any future earnings to finance our operations and growth. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay dividends on our stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

20  SAIC, Inc. Annual Report

PART II

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from October 13, 2006 (the date our common stock commenced trading on the NYSE) through our fiscal year ended January 31, 2009 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index (formerly known as the Goldman Sachs Technology-Services Index). The graph assumes an initial investment of $100 on October 13, 2006 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Purchases of Equity Securities

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares between December 2006 and March 2008. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, other market conditions and regulatory requirements. Through January 31, 2009, we repurchased 34 million shares under the stock repurchase program. As of January 31, 2009, there were 24 million shares remaining authorized for repurchase under this program.

SAIC, Inc. Annual Report  21

PART II

The following table presents repurchases of our stock during the quarter ended January 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2008 – November 30, 2008	549,524	$17.96	313,700	23,924,969
December 1, 2008 – December 31, 2008	569,684	18.33	188,100	23,736,869
January 1, 2009 – January 31, 2009	927,756	19.59	—	23,736,869
Total	2,046,964	$18.80	501,800

(1)	Includes shares purchased as follows:

	November	December	January
Under publicly announced plans or programs	313,700	188,100	—
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	165,388	345,326	926,887
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	70,436	36,258	869
Total	549,524	569,684	927,756

(2)

Stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced in December 2006. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

22  SAIC, Inc. Annual Report

PART II

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended January 31, 2008, 2007, 2006 and 2005 has been reclassified to conform to the year ended January 31, 2009 presentation of discontinued operations as described in Note 17 of the notes to consolidated financial statements.

	Year Ended January 31
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$10,070	$8,926	$8,060	$7,518	$6,910
Cost of revenues	8,692	7,686	6,974	6,568	6,044
Selling, general and administrative expenses	602	567	514	480	406
Gain on sale of business units, net	—	—	—	—	2
Operating income	776	673	572	470	462
Interest income (1)	20	56	116	96	44
Interest expense	(78)	(90)	(92)	(88)	(87)
Minority interest in income of consolidated subsidiaries	—	(3)	(5)	(3)	(3)
Other income (expense), net	(15)	(3)	5	(7)	(28)
Income from continuing operations before income taxes	703	633	596	468	388
Provision for income taxes	(256)	(243)	(231)	(133)	(125)
Income from continuing operations	447	390	365	335	263
Income from discontinued operations, net of tax (2)	5	26	25	584	121
Net income	$452	$416	$390	$919	$384
Earnings per share:
Basic:
Income from continuing operations	$1.13	$.97	$1.04	$.96	$.72
Income from discontinued operations	.01	.06	.07	1.68	.33
	$1.14	$1.03	$1.11	$2.64	$1.05
Diluted:
Income from continuing operations	$1.10	$.94	$1.00	$.93	$.70
Income from discontinued operations	.02	.06	.07	1.63	.32
	$1.12	$1.00	$1.07	$2.56	$1.02
Weighted average shares outstanding:
Basic	395	404	352	348	365
Diluted	405	417	364	359	375

	January 31
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Consolidated Balance Sheet Data:
Total assets (1)	$5,048	$4,981	$4,559	$5,655	$5,985
Long-term debt	1,099	1,098	1,199	1,192	1,206
Other long-term liabilities	182	148	102	110	99
Stockholders’ equity (1)	2,084	1,868	1,502	2,774	2,326
Cash dividends per share declared and paid (1)	—	—	15	—	—

(1)

Prior to our October 2006 reorganization merger in which Science Applications International Corporation became a subsidiary of SAIC, Inc., Science Applications International Corporation declared a dividend of $2.45 billion. SAIC, Inc. then completed an initial public offering of its common stock for net proceeds of $1.24 billion. These transactions resulted in a decrease in total assets (cash and marketable securities) and stockholders’ equity in fiscal 2007 and a decrease in interest income in fiscal 2008 and 2009.

(2)

In fiscal 2006, we completed the sale of Telcordia and recognized a gain on sale before income taxes of $871 million. The results of operations prior to sale are reflected in income from discontinued operations for all periods presented.

SAIC, Inc. Annual Report  23

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our audited consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2009 as fiscal 2009.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, systems engineering and integration and research and development. We are also focused on expanding our business in the areas of energy, health, environment, cyber security, and space superiority. Our significant long-term management initiatives include:

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

Key financial highlights and events, including progress against these initiatives, during fiscal 2009 include:

•

Total revenues increased 13% over the prior year, reflecting an internal growth (as defined in “Non-GAAP Financial Measures”) rate of 10% as compared to an internal growth rate of 7% in the prior year. Our internal revenue growth for fiscal 2009 was favorably impacted by increased activity on a number of new and continuing programs in our defense, logistics and product support and intelligence business areas.

•

Operating income as a percentage of revenues increased from 7.5% in fiscal 2008 to 7.7% in fiscal 2009. This increase was primarily due to increased sales of more profitable border, port and mobile security products and management’s efforts to reduce infrastructure costs, which included costs incurred to consolidate certain facilities in fiscal 2008, and control general and administrative spending. These increases were partially offset by a higher percentage of lower margin material and subcontractor revenues in fiscal 2009 as compared to fiscal 2008.

•

Income from continuing operations increased $57 million over the prior year primarily due to increased operating income of $103 million, caused by increased revenues and improved operating margins, offset by a $33 million increase in net non-operating expense and a $13 million increase in the provision for income taxes.

24  SAIC, Inc. Annual Report

PART II

•

Diluted earnings per share from continuing operations increased $.16 per share, or 17%, over the prior year primarily due to a $57 million, or 15%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding caused primarily by share repurchases under our stock repurchase program.

•

Cash and cash equivalents decreased $160 million during fiscal 2009, primarily due to $583 million generated from operations offset by cash used in support of investing activities of $249 million, including the acquisition of two businesses for $201 million (net of cash acquired of $5 million and $9 million of accrued acquisition payments, net) and cash used in support of financing activities of $427 million, which primarily consisted of repurchases of our stock for $445 million.

•

We completed two business acquisitions during fiscal 2009 for an aggregate purchase price of $215 million. One acquired business designs and produces laser-based systems and products for military training and testing. The other acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $11.8 billion for fiscal 2009. Total backlog was $16.8 billion at January 31, 2009 and increased by approximately $1.8 billion during fiscal 2009.

•

We continued our multi-year implementation of a new information technology system designed to bring the enterprise onto a single accounting platform. At the end of fiscal 2009, our corporate operations and six of our eighteen operating business units (representing approximately 25% of total revenues on a full year basis) had migrated to the new system, with the remainder to be implemented through the beginning of fiscal 2011.

Business Environment and Trends

The U.S. Government’s increased spending in recent years on homeland security, intelligence and defense-related programs has had a favorable impact on our business in fiscal 2009, 2008 and 2007. Our results have also been favorably impacted by the U.S. Government’s increased spending on information technology (IT) outsourcing and other technical services. Future levels of spending and authorizations may decrease, remain constant or shift to areas where we do not currently provide services. Additionally, changes in spending authorizations and budgetary priorities could occur due to the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending or other factors.

Competition for contracts with the U.S. Government is intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery / indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts and increase pressure on the prices we charge for our products and services.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. Except with respect to “Other Income Statement Items—Discontinued Operations” and “Net Income and Earnings per Share,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. For additional information regarding our reportable segments, see “Item 1. Business” in Part I and Note 16 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Key Financial Metrics

Sources of Revenues

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including IDIQ, GSA Schedule, and other master agreement contract vehicles, does not determine the revenue recognition method.

Bookings and Backlog. We received net bookings worth an estimated $11.8 billion and $8.8 billion during fiscal 2009 and 2008, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the year, net of any adjustments to previously awarded backlog amounts. We calculate bookings as the year ended backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Government segment funded backlog primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Government segment funded backlog does not include the

SAIC, Inc. Annual Report  25

PART II

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

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2009	2008
	(in millions)
Government segment:
Funded backlog	$5,106	$4,322
Negotiated unfunded backlog	10,979	9,719
Total Government segment backlog	$16,085	$14,041
Commercial segment:
Funded backlog	$508	$740
Negotiated unfunded backlog	200	193
Total Commercial segment backlog	$708	$933
Total:
Funded backlog	$5,614	$5,062
Negotiated unfunded backlog	11,179	9,912
Total backlog	$16,793	$14,974

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees for work performed.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2009	2008	2007
Cost-reimbursement	48%	47%	48%
T&M and fixed-price-level-of-effort	33	35	36
FFP	19	18	16
Total	100%	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as

26  SAIC, Inc. Annual Report

PART II

material and subcontractor (M&S) revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products are more profitable, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Labor-related revenues	$5,990	9%	$5,488	8%	$5,105
As a percentage of revenues	59%		61%		63%
M&S revenues	4,080	19	3,438	16	2,955
As a percentage of revenues	41%		39%		37%

The increase in labor-related revenues in fiscal 2009 and 2008 was primarily due to higher labor rates and increases in the number of personnel performing on contracts. At the end of fiscal 2009, we had approximately 45,400 full-time and part-time employees as compared to 43,800 and 41,700 at the end of fiscal 2008 and 2007, respectively. The increase in M&S revenues in fiscal 2009 as compared to fiscal 2008 was primarily due to a number of factors, including increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers including increased sales of border, port and mobile security products. The increase in M&S revenues in fiscal 2008 as compared to fiscal 2007 was primarily due to increased activity on several large systems integration programs, including work performed for the North Atlantic Treaty Organization (NATO) and the Space and Naval Surface Warfare Center and increased sales of border, port and mobile security products.

Contract Concentration. The growth of our business is directly related to our ability to successfully compete for contract awards and hire personnel to perform on contracts as well as our ability to successfully deliver on these contracts. The following table summarizes information related to our larger contracts for the last three fiscal years:

	Year Ended January 31
	2009	2008	2007
Number of contracts:
Greater than $50 million in annual revenues recognized	18	14	9
Greater than $10 million in annual revenues recognized	139	117	107

These larger contracts with greater than $10 million in annual revenues represented 43%, 39% and 37% of our total revenues in fiscal 2009, 2008 and 2007, respectively. The remainder of our revenues is derived from a large number of smaller contracts with annual revenues of less than $10 million.

In fiscal 2009, 2008, and 2007, 88%, 87% and 88%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenues from customers representing greater than 10% of our total revenues were as follows:

	Year Ended January 31
	2009	2008	2007
U.S. Army	24%	21%	18%
U.S. Navy	12	12	12

Geographic Location. The majority of our services are performed in the United States. Revenues earned within the United States accounted for 98%, 98% and 97% of our total revenues in fiscal 2009, 2008 and 2007, respectively.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits, overhead, and direct expenses incurred to complete contracts and task orders, such as subcontract labor and materials. Overhead consists of indirect costs relating to rent/facilities, management and administration, depreciation of property, plant and equipment, management information systems expenses, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts, human resources, depreciation of

SAIC, Inc. Annual Report  27

PART II

property, plant and equipment and amortization of intangible assets and certain information technology expenses. SG&A also includes bid and proposal and internal research and development expenses.

Results of Operations

The following table summarizes our consolidated results of operations for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Revenues	$10,070	13%	$8,926	11%	$8,060
Cost of revenues	8,692	13	7,686	10	6,974
Selling, general and administrative expenses	602	6	567	10	514
Operating income	776	15	673	18	572
As a percentage of revenues	7.7%		7.5%		7.1%
Non-operating income (expense), net	(73)		(40)		24
Income from continuing operations before income taxes	703	11	633	6	596
Provision for income taxes	(256)	(5)	(243)	(5)	(231)
Income from continuing operations	447	15	390	7	365
Income from discontinued operations, net of tax	5		26		25
Net income	$452	9	$416	7	$390

Revenues. Our total revenues increased $1,144 million, or 13%, in fiscal 2009 and $866 million, or 11%, in fiscal 2008 as compared to the respective prior years primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition related, revenue growth (as defined in “Non-GAAP Financial Measures”) was 10% and 7% for fiscal 2009 and 2008, respectively. Revenue growth related to the acquisition of businesses was 3% and 4% for fiscal 2009 and 2008, respectively.

The following table summarizes changes in segment revenues for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Government segment revenues	$9,597	14%	$8,417	12%	$7,542
As a percentage of total revenues	95%		94%		94%
Commercial segment revenues	476	(6)	509	(2)	518
As a percentage of total revenues	5%		6%		6%
Intersegment elimination	(3)	(100)	—	—	—
Total revenues	$10,070	13	$8,926	11	$8,060

Government segment revenues increased $1,180 million, or 14%, including internal revenue growth of 11%, in fiscal 2009 as compared to fiscal 2008. Internal revenue growth in the Government segment for fiscal 2009 was attributable to continued growth in a number of our business areas, most notably our defense, intelligence and logistics and product support business areas. Growth in our defense business area was led by increased volume in Command, Control and Communications and military transformation programs with U.S. Department of Defense customers, including integration of communication systems on mine resistant ambush protected (MRAP) vehicles. The increase in the intelligence business area was primarily due to work performed on new programs and higher levels of activity on existing classified programs. Our logistics and products support business area experienced growth from new programs, including a logistics support services contract for deployed MRAP vehicles. Revenue growth related to acquisitions of businesses in the Government segment was 3% for fiscal 2009.

Government segment revenues increased $875 million, or 12%, including internal revenue growth of 8%, in fiscal 2008 as compared to fiscal 2007. Internal revenue growth in the Government segment for fiscal 2008 was attributable to growth in a number of our business areas, most notably our intelligence, defense and homeland security business areas. The increase in the intelligence business area was due to new program wins and higher levels of activity on existing programs, including certain classified and operational intelligence programs. The increase in the defense business area was primarily due to increased volume in Command, Control and Communications programs with the U.S. Navy and Marine Corps customers and new program wins, including activity on the NATO Ballistic Missile Defense program offset by slightly reduced revenues

28  SAIC, Inc. Annual Report

PART II

from our Future Combat Systems program. Increases in revenues in our homeland security business area were driven by increased sales of border, port and mobile security products as well as new program wins with various U.S. Department of Homeland Security agencies. Revenue growth related to acquisitions of businesses in the Government segment was 4% for fiscal 2008.

Commercial segment revenues decreased $33 million, or 6%, in fiscal 2009 as compared to fiscal 2008 primarily due to reduced volume in our consulting services and information technology business area and declines in foreign exchange rates used to translate our foreign subsidiaries’ financial statements into U.S. dollars. Commercial segment revenues decreased $9 million, or 2%, in fiscal 2008 as compared to fiscal 2007 primarily due to a one-time sale of equipment in fiscal 2007.

Beginning in fiscal 2009, certain operating business units within the Government segment recognized revenues for consulting and information technology services provided to the Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Government segment cost of revenues	$8,357	14%	$7,321	11%	$6,598
As a percentage of related revenues	87.1%		87.0%		87.5%
Commercial segment cost of revenues	359	(7)	387	(2)	394
As a percentage of related revenues	75.4%		76.0%		76.1%
Corporate and Other segment cost of revenues	(21)	5	(22)	(22)	(18)
Intersegment elimination	(3)	(100)	—	—	—
Total cost of revenues	$8,692	13	$7,686	10	$6,974
As a percentage of revenues	86.3%		86.1%		86.5%

Government segment cost of revenues was relatively constant as a percentage of related revenues for fiscal 2009 as compared to fiscal 2008. Government segment cost of revenues for fiscal 2009 was adversely affected by increased M&S revenues, which generally have lower profitability than our labor-related revenues, a reduction of $10 million in recoveries of prior year indirect rate overruns and an increase in reserves for potential audit adjustments to contract costs in fiscal 2009 as compared to fiscal 2008. These factors were partially offset by increases in shipments of more profitable border, port and security equipment and continued improvement in the management of indirect costs which contributed to a continuing reduction in indirect rate overruns as compared to fiscal 2008.

Government segment cost of revenues improved as a percentage of related revenues for fiscal 2008 as compared to fiscal 2007 primarily due to the recovery of a greater percentage of our indirect costs on our cost-reimbursement contracts through our indirect pricing rates, continued reductions in costs associated with management infrastructure, and improved fee rates on several large programs. The indirect rate performance improvement actions resulted in both increased profitability on certain cost reimbursable contracts as a result of the recovery of $15 million of prior year indirect rate overruns as well as an overall reduction in indirect rate overruns in fiscal 2008 as compared to fiscal 2007. Government segment cost of revenues for fiscal 2008 also benefited from increases in contract fee rates, primarily due to a higher volume of sales of more profitable border, port and mobile security products. The fiscal 2008 improvement was partially offset by increased stock-based compensation expense related to both our required adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) for stock options as well as a fiscal 2008 increase in vesting stock award activity.

Commercial segment cost of revenues as a percentage of related revenues remained relatively consistent in fiscal 2009, 2008 and 2007.

Corporate and Other segment cost of revenues for fiscal 2009, 2008 and 2007 represents a contra-expense for allocations of intersegment facility charges, which are included in cost of revenues, under U.S. Government Cost Accounting Standards to our Government and Commercial segments on company-owned properties.

SAIC, Inc. Annual Report  29

PART II

Selling, General and Administrative Expenses. The following table summarizes changes in total SG&A expense by type of activity for the last three fiscal years:

	Year ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
General and administrative	$424	4%	$406	10%	$368
As a percentage of total revenues	4.2%		4.6%		4.6%
Bid and proposal	132	17	113	1	112
As a percentage of total revenues	1.3%		1.3%		1.4%
Internal research and development	46	(4)	48	41	34
As a percentage of total revenues	.5%		.5%		.4%
Total SG&A	$602	6	$567	10	$514
As a percentage of total revenues	6.0%		6.4%		6.4%

Total SG&A increased $35 million, or 6%, for fiscal 2009 as compared to fiscal 2008. As a percentage of total revenues, total SG&A for fiscal 2009 decreased as compared to fiscal 2008. The decrease in SG&A as a percentage of revenues is primarily due to an increase in revenues, including a 19% increase in M&S revenues, which generally require minimal SG&A effort, in addition to management’s efforts to control general and administrative spending. Total SG&A increased $53 million, or 10%, in fiscal 2008 as compared to fiscal 2007. As a percentage of total revenues, total SG&A for fiscal 2008 remained relatively consistent as compared to fiscal 2007.

General and administrative (G&A) expenses increased $18 million, or 4%, in fiscal 2009 as compared to fiscal 2008 primarily due to increased expense associated with efforts to improve our information technology systems infrastructure, increased expense resulting from acquisitions that have relatively higher SG&A costs, increased cost to support growth in our operations and severance charges related to organizational streamlining in our Commercial and Corporate and Other segments. G&A expenses decreased as a percentage of revenues in fiscal 2009 reflecting management’s efforts to control G&A spending. Bid and proposal (B&P) expenses increased $19 million, or 17%, in fiscal 2009 as compared to fiscal 2008 primarily due to a significant increase in B&P activities to support a larger revenue base and due to the pursuit of an increased number of large lead system integration contracts consistent with our management’s initiatives. The level of B&P activities fluctuates depending on the timing of bidding opportunities. Internal research and development expenses for fiscal 2009 remained consistent as compared to fiscal 2008.

G&A expenses increased $38 million, or 10%, in fiscal 2008 as compared to fiscal 2007 primarily due to the fiscal 2008 acquisition of a business with a higher general and administrative cost structure, increased stock-based compensation expense, increased professional services spending and increased corporate business development spending offset by a reduction in legal expenses. The increase in stock-based compensation resulted from both our required adoption of SFAS 123(R) for stock options as well as a fiscal 2008 increase in vesting stock award activity. The increase in professional services spending includes activities associated with efforts to improve our information technology systems infrastructure, including the first phase of implementation during fiscal 2008 of a new information technology system, as well as efforts to improve related business processes to provide greater effectiveness and efficiency across all business functions. The reduction in fiscal 2008 legal spending reflects reduced legal activity associated with our Greek contract. B&P expenses for fiscal 2008 remained consistent as compared to fiscal 2007. Internal research and development expenses increased $14 million, or 41%, in fiscal 2008 as compared to fiscal 2007, which was consistent with our business strategy to increase efforts to develop new products and technologies to support our customers and our long-term growth.

The following table summarizes changes in SG&A expense by segment for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Government segment SG&A	$467	8%	$433	15%	$375
As a percentage of related revenues	4.9%		5.1%		5.0%
Commercial segment SG&A	81	4	78	—	78
As a percentage of related revenues	17.0%		15.4%		15.0%
Corporate and Other segment SG&A	54	(4)	56	(8)	61
Total SG&A	$602	6	$567	10	$514
As a percentage of revenues	6.0%		6.4%		6.4%

30  SAIC, Inc. Annual Report

PART II

Government segment SG&A increased $34 million, or 8%, in fiscal 2009 as compared to fiscal 2008 primarily due to increases in B&P expenses resulting from the pursuit of an increased number of larger contracts and increases in G&A expenses resulting from acquisitions that have relatively higher SG&A costs and increased costs to support growth in our operations. Government segment SG&A expenses decreased as a percentage of total revenues in fiscal 2009 reflecting management’s efforts to control G&A spending. Government segment SG&A increased $58 million, or 15%, in fiscal 2008 as compared to fiscal 2007 primarily due to the acquisition in fiscal 2008 of a new business with a higher general and administrative cost structure, increased professional services spending, and increased internal research and development and business development spending.

Commercial segment SG&A expenses increased $3 million, or 4%, in fiscal 2009 as compared to fiscal 2008 primarily due to severance charges related to organizational streamlining. Commercial segment SG&A expenses remained relatively consistent in fiscal 2008 and 2007.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items related to operating business units that are excluded from the evaluation of a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A in fiscal 2009 remained relatively consistent as compared to fiscal 2008. Corporate and Other segment SG&A decreased $5 million, or 8%, in fiscal 2008 primarily due to a reduction in legal expenses offset by an increase in unallowable stock option expense.

Operating Income. The following table summarizes changes in segment operating income for the last three fiscal years:

	Year Ended January 31
	2009	Percent change	2008	Percent change	2007
	(dollars in millions)
Government segment operating income	$773	17%	$663	17%	$569
As a percentage of related revenues	8.0%		7.9%		7.5%
Commercial segment operating income	36	(18)	44	(4)	46
As a percentage of related revenues	7.6%		8.6%		8.9%
Corporate and Other segment operating loss	(33)	3	(34)	21	(43)
Total operating income	$776	15	$673	18	$572
As a percentage of revenues	7.7%		7.5%		7.1%

Total operating income increased $103 million, or 15%, for fiscal 2009 as compared to fiscal 2008 primarily due to increased profitability in the Government segment. Total operating income increased $101 million, or 18%, for fiscal 2008 as compared to fiscal 2007 primarily due to increased profitability in the Government segment and reduced expenses in the Corporate and Other segment. In addition, total operating income was also impacted by certain non-recurring items, including $6 million in costs in fiscal 2009 associated with an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission that were completed in past years and $8 million in costs in fiscal 2008 associated with actions taken to remediate data security lapses on several customer contracts.

Government segment operating income increased $110 million, or 17%, for fiscal 2009 as compared to fiscal 2008, benefiting from increased revenues, including increased sales of more profitable border, port and mobile security products, and reductions in SG&A expense as a percentage of Government segment revenues due to management’s efforts to reduce infrastructure costs and control G&A spending. These benefits were partially offset by increases in M&S revenues, which generally have lower profitability than our labor-related revenues, increased B&P spending to support a larger revenue base and the pursuit of an increased number of large lead system integration contracts and increases in G&A expenses resulting from acquisitions that have relatively higher SG&A costs and increased cost to support growth in our operations.

Government segment operating income increased $94 million, or 17%, for fiscal 2008, benefiting from the recovery of a greater percentage of our indirect costs on cost-reimbursement contracts through our indirect pricing rates, continued reductions in costs associated with management infrastructure, improved fee rates on several large programs and increased sales of more profitable border, port and mobile security products. These favorable items were partially offset by increases in stock based compensation expense due to our adoption of SFAS 123(R) for stock options and increased vesting stock award activity, increased professional services spending and increased spending on internal research and development initiatives and discretionary overhead spending mostly for business development activities.

Commercial segment operating income decreased $8 million, or 18%, for fiscal 2009 primarily due to reduced volume in our consulting services and information technology business area, declines in foreign exchange rates used to translate our foreign subsidiaries’ financial statements into U.S. dollars and severance charges related to organizational streamlining. Commercial segment operating income remained relatively consistent for fiscal 2008 as compared to fiscal 2007.

SAIC, Inc. Annual Report  31

PART II

Corporate and Other segment operating loss remained relatively consistent in fiscal 2009 as compared to fiscal 2008. Corporate and Other segment operating loss decreased $9 million for fiscal 2008 primarily reflecting lower legal expenses, including expenses relating to our dispute on the Greek contract.

Interest Income. Interest income decreased by $36 million, or 64%, for fiscal 2009 as compared to fiscal 2008 due to declines in both market interest rates and the amount of cash and cash equivalents, as well as a change in our investment strategy to a higher concentration invested in more conservative U.S. Treasury money market accounts. If we remain invested primarily in U.S. Treasury money market accounts, we expect to have reduced interest income in future periods. Interest income decreased $60 million, or 52%, for fiscal 2008 as compared to fiscal 2007 due to a decrease in our average cash and marketable securities balances, resulting primarily from the payment of a $2.45 billion special dividend in November 2006 offset by $1.24 billion raised in our October 2006 initial public offering.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense declined by $12 million, or 13%, for fiscal 2009 as compared to fiscal 2008 primarily due to the payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008. Interest expense remained consistent for fiscal 2008 as compared to fiscal 2007 as most of our debt instruments have fixed interest rates and there were no significant changes in the underlying debt balances during fiscal 2008.

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 8 of the notes to consolidated financial statements, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments and contracts arising from transactions entered into in the normal course of business. We will from time to time use derivative instruments to manage these risks. We do not currently have any derivative instruments and no derivative instruments have had a material impact on our consolidated financial position or results of operations for the years presented.

Other Income (Expense), Net. The components of other income (expense), net were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Impairment losses on investments	$(14)	$(13)	$(1)
Net gain on sale of other investments	6	1	1
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	(9)	6	2
Other	2	3	3
Total other income (expense), net	$(15)	$(3)	$5

We recorded impairment losses on our ownership interests in Danet GmbH and certain private equity securities held by our venture capital subsidiary totaling $29 million in fiscal 2009 due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions in fiscal 2009. The impairment losses on investments in fiscal 2008 and 2007 were due to declines in the fair value of private equity securities held by our venture capital subsidiary that were deemed to be other-than-temporary. The carrying value of our investments as of January 31, 2009 was $13 million, excluding our investment in Danet GmbH, which was sold subsequent to January 31, 2009.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 36.4% in fiscal 2009, 38.4% in fiscal 2008 and 38.8% in fiscal 2007. The lower effective tax rate for fiscal 2009 is primarily due to a reduction in the provision for income taxes resulting from the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts, as well as a reduction in non-deductible expenses for income taxes due to changes in the employee stock purchase plan (ESPP) discount effective January 1, 2008. This reduction is partially offset by an increase in non-deductible expenses for the penalty portion of an adverse verdict in our dispute with the Nuclear Regulatory Commission.

Income from Continuing Operations. Income from continuing operations increased $57 million, or 15%, in fiscal 2009 as compared to fiscal 2008 primarily due to increased operating income of $103 million resulting from higher revenues and improved operating margins offset by a $33 million increase in net non-operating expense and an increase in the provision for income taxes of $13 million. Income from continuing operations increased $25 million, or 7%, in fiscal 2008 as compared to fiscal 2007 primarily due to increased operating income of $101 million resulting from higher revenues and improved profit margins offset by a $64 million increase in net non-operating expense and a $12 million increase in income tax expense.

32  SAIC, Inc. Annual Report

PART II

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $0.16 per share, or 17%, for fiscal 2009 as compared to fiscal 2008 primarily due to a $57 million, or 15%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding. Diluted EPS from continuing operations decreased $0.06, or 6%, for fiscal 2008 as compared to fiscal 2007 primarily due to a 53 million, or 15%, share increase in the number of diluted weighted average shares outstanding partially offset by a $25 million, or 7%, increase in income from continuing operations. The increase in the weighted average shares outstanding was primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Discontinued Operations. In fiscal 2009, we committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and our financial statements reflect the operating results of this business as a discontinued operation for all fiscal years presented. We recorded a $6 million impairment charge in connection with our assessment of the fair value of this business, which was held for sale as of January 31, 2009 and was sold in March 2009. In fiscal 2008, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC and recorded a pre-tax gain on sale of $31 million. The AMSEC LLC reorganization transaction in fiscal 2008 was generally treated as a tax-free liquidation of our interest in AMSEC LLC for income tax purposes which resulted in a lower effective tax rate in fiscal 2008. In fiscal 2007, we sold ANXe Business Corp. (ANX), a majority-owned subsidiary, for an initial sales price of $27 million and recorded a pre-tax gain of $19 million. The results of operations of the divested portion of AMSEC LLC (other than the divisions and subsidiaries that we acquired in the reorganization transaction), ANX and the business which is held for sale have been reported as discontinued operations for all fiscal years presented. The operating results of these discontinued operations prior to sale for fiscal 2009, 2008 and 2007 were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Revenues	$8	$115	$247
Costs and expenses:
Cost of revenues	6	108	215
Impairment of goodwill, intangible assets and other assets	6	—	—
Selling, general and administrative expenses	7	8	14
Non-operating income	—	—	3
Income (loss) before minority interest in income of consolidated subsidiaries and income taxes	$(11)	$(1)	$21

In addition to the operating results presented above, our results of discontinued operations for fiscal 2009, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. and the gains related to the divestiture of a portion of AMSEC LLC in fiscal 2008 and the sale of ANX in fiscal 2007. We recognized the resulting pre-tax net losses of $8 million in fiscal 2009 and pre-tax gains of $34 million and $19 million in fiscal 2008 and 2007, respectively.

In fiscal 2009, we recorded a reduction in the provision for income taxes of discontinued operations of $17 million due to the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the expiration of statutes of limitation for certain tax deductions.

Net Income and Diluted EPS. Net income increased $36 million, or 9%, for fiscal 2009 as compared to fiscal 2008. The increase in net income for fiscal 2009 reflects an increase in income from continuing operations of $57 million and a decrease in income from discontinued operations of $21 million. Diluted EPS increased $0.12 per share, or 12%, for fiscal 2009 as compared to fiscal 2008 due to an increase in net income of $36 million and a 12 million share, or 3%, decline in diluted weighted average shares outstanding. Net income increased $26 million, or 7%, for fiscal 2008 primarily due to an increase in income from continuing operations of $25 million. Diluted EPS decreased $0.07 per share, or 7%, for fiscal 2008 primarily due to a 53 million, or 15%, share increase in the number of diluted weighted average shares outstanding for fiscal 2008 as compared to fiscal 2007. The increase in the number of weighted average shares outstanding was primarily due to the sale of 86 million shares of common stock in connection with our October 2006 initial public offering.

Liquidity and Capital Resources

We have financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sales of investments, issuances of debt securities and borrowings under our credit facilities. In light of the current economic conditions, we have evaluated the risks associated with our portfolio of cash and cash equivalents and our future cash needs on both a short-term and long-term basis. We have approximately $1 billion in cash and cash equivalents at January 31, 2009, which is invested in U.S. Treasury securities money market accounts. We anticipate our principal sources of liquidity for the next 12 months and beyond will be cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for

SAIC, Inc. Annual Report  33

PART II

operating expenses, capital expenditures, working capital requirements, acquisitions, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents totaled $936 million and $1,096 million at January 31, 2009 and 2008, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Total cash flows provided by operations	$583	$346	$693
Total cash flows provided by (used in) investing activities	(249)	(203)	1,211
Total cash flows used in financing activities	(427)	(157)	(1,833)
Increase (decrease) in cash and cash equivalents from discontinued operations	(51)	(3)	7
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	—	—
Total increase (decrease) in cash and cash equivalents	$(160)	$(17)	$78

Cash Provided by Operations. The $237 million increase in cash flows from operations in fiscal 2009 as compared to fiscal 2008 was primarily due to a reduction in the average time to collect receivables and an increase in income from continuing operations. These increases are offset by cash used for an additional payroll cycle in fiscal 2009 and to purchase inventory for certain logistics and product support programs. The $347 million decrease in cash flows from operations in fiscal 2008 as compared to fiscal 2007 was primarily due to an increase in accounts receivable resulting from an increase in revenues and the average time to collect receivables, a greater portion of fiscal 2007 bonuses and retirement plan contributions paid in cash instead of stock in fiscal 2008, an increase in inventories primarily related to increased activity in our logistics and products support business area and an increase in cash paid for income taxes.

Cash Provided by (Used in) Investing Activities. We used $249 million of cash in support of investing activities in fiscal 2009, including $201 million (net of cash acquired) to acquire two businesses and $59 million to purchase property, plant and equipment. We used $203 million of cash in support of investing activities in fiscal 2008, including $144 million to acquire two businesses and $61 million for purchases of property, plant and equipment. We generated cash from investing activities of $1.21 billion in fiscal 2007 primarily due to the liquidation of $1.66 billion in marketable securities in preparation for the November 2006 payment of the $2.45 billion special dividend offset by $377 million used in the acquisition of eight businesses and $73 million in purchases of property, plant and equipment.

Cash Used in Financing Activities. We used $427 million of cash in support of financing activities in fiscal 2009, including $445 million to repurchase shares of our stock and $113 million to redeem notes payable and long-term debt offset by $76 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $56 million in excess tax benefits associated with stock-based compensation. We used $157 million of cash in support of financing activities in fiscal 2008, including $309 million used to repurchase shares of our stock offset by $98 million in proceeds from the sale of stock under our ESPP and exercise of stock options and $64 million in excess tax benefits associated with stock-based compensation. We used $1.83 billion of cash in support of financing activities in fiscal 2007, including $2.45 billion used to pay a special dividend and $724 million to repurchase shares of our stock offset by $1.34 billion from the sale of stock (including $1.24 billion though our initial public offering) and exercise of stock options. Repurchases of stock for each of the last three fiscal years were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Repurchases of stock:
Under publicly announced repurchase plans	$382	$215	$42
Limited market stock trades	—	—	230
Retirement plans	—	—	360
Other stock repurchases	63	94	92
Total	$445	$309	$724

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

34  SAIC, Inc. Annual Report

PART II

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares between December 2006 and March 2008. In March 2008, our board approved the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, other market conditions and regulatory requirements. Through January 31, 2009, we repurchased 34 million shares under the stock repurchase program. As of January 31, 2009, there were 24 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract. As of January 31, 2009, the pension plan had an underfunded projected benefit obligation of $35 million and an unrecognized actuarial loss (pre-tax) of $42 million. A dispute exists with the customer over the timeframe in which this underfunded pension obligation is required to be funded under the terms of the customer contract and applicable pension regulations. This dispute also concerns the disposition of pension plan assets and liabilities upon the termination of the current customer contract. The resolution of this dispute or the non-renewal of the customer contract upon its expiration in March 2010 may result in the acceleration of the funding and expense recognition of the then unrecognized actuarial loss.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2009	2008
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	—	100
Other notes payable	23	35
	1,116	1,228
Less current portion	17	130
Total	$1,099	$1,098

We paid $100 million to settle the 6.75% notes at maturity on February 1, 2008.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of January 31, 2009. Our other notes payable have interest rates from 4.5% to 8.0% and are due on various dates through fiscal 2017. For additional information on our notes payable and long-term debt, see Note 7 of the notes to consolidated financial statements.

Credit Facility. We have a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2009, $746 million of the revolving credit facility was available after reduction for $4 million of outstanding standby letters of credit. Subsequent to January 31, 2009, these standby letters of credit were cancelled and there are currently no letters of credit outstanding under the revolving credit facility. The facility contains various customary restrictive covenants, including financial covenants. As of January 31, 2009, we were in compliance with all covenants under the credit facility.

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

SAIC, Inc. Annual Report  35

PART II

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2009, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2010	2011- 2012	2013- 2014	2015 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,063	$85	$139	$637	$1,202
Operating lease obligations (2)	435	116	162	80	77
Capital lease obligations	3	1	2	—	—
Estimated purchase obligations (3)	33	30	3	—	—
Other long-term liabilities (4)	182	24	91	40	27
Total contractual obligations	$2,716	$256	$397	$757	$1,306

(1)

Includes total interest payments on our outstanding debt of $69 million in fiscal 2010, $138 million in fiscal 2011-2012, $86 million in fiscal 2013-2014 and $651 million in fiscal 2015 and thereafter.

(2)	Excludes $65 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon payments made in prior years and estimated future payments to the plan; liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire; a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200 million plus interest, legal fees and other costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages in June 2007 relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

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

36  SAIC, Inc. Annual Report

PART II

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator is scheduled for April 2009 during which the parties will be allowed to question the third-party expert regarding the findings in his November 2008 report. It is anticipated that another hearing before the third-party expert regarding other technical issues will occur after the April 2009 hearing. Given the current schedule, the damage phase of the arbitration is unlikely to be completed before late 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2009.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, we entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires us to provide five years of System support and maintenance for approximately $11 million and ten years of TETRA radio network services for approximately $106 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and began using the System. The Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. We believe that certain of these omissions and deviations were valid, while others were not.

Modifications of Contract. In March 2007, we and the Customer executed a modification to the Greek contract which established specific requirements, contract terms, and a payment schedule under which the various subsystems could be completed. The modification included terms under which the Customer would accept 20 of the 29 subsystems comprising the System within 70 days of the execution of the modification, and revised terms and specifications for the continued development of nine subsystems and the integration and final test of the entire System. The March 2007 modification also included terms providing for payment for the services that we had rendered under the Greek contract; reduction of portions of the advance payment and performance bonds maintained by us in favor of the Customer; and terms under which we would provide maintenance services on the System prior to and following System acceptance.

In September 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with certain identified omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of $28 million, which value is to be withheld from the remainder of the contract price owed to us under the terms of the contract. Of this $28 million, we are directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million and the remainder is the responsibility of our subcontractors under the terms of their subcontracts. The contract provides for a specified period during which we and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by us, a reduction in the amount paid to us, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to us.

•

Following System acceptance, the Customer did not initiate the contractually required process for resolution of omissions and deviations. Accordingly, in January 2009, we requested that pre-arbitration negotiations be conducted in accordance with the requirements of the disputes clause of the Greek contract. The parties are presently engaged in discussions on the framework of such negotiations. If agreement is not reached on the disputes, either party may initiate arbitration.

SAIC, Inc. Annual Report  37

PART II

•	To date, the Customer is current on its payment for TETRA network and maintenance services rendered by us under the Greek contract.

•

The Customer has reduced the advance payment, performance and offset bonds requirement by $162 million, leaving $94 million outstanding as of January 31, 2009. The Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $61 million and the performance bonds by approximately $21 million. We expect the remaining performance and offset bonds of $12 million will be reduced as services continue to be rendered primarily on the TETRA services portion of the contract, and as we fulfill our offset contract obligations. Subsequent to January 31, 2009, the Customer reduced a portion of the advance payment and performance bonds leaving $38 million of advance payment, performance and offset bonds outstanding as of March 25, 2009.

•

The Customer’s acceptance in November 2008 entitles us to a payment of $18 million, which represents the amount owed to us. Of this amount, we will retain approximately $9 million and the remainder will be paid to subcontractors. We invoiced for this payment in December 2008, and although the contract requires payment within 30 days, the Customer has not yet paid. As described below, we are utilizing the completed-contract method of accounting for the system development portion of this contract and accordingly, did not recognize any revenue in connection with the issuance of this invoice. Additional payments for the system development portion of this contract may be received upon completion of the negotiations to resolve omissions and deviations.

•

Siemens AG (Siemens), the parent corporation of our principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Siemens agreed to pay fines and penalties of over $1 billion to authorities in Germany and the U.S. to resolve certain of these investigations. Our subcontractor previously represented to us that it had not made improper payments in connection with the Greek contract. We have taken a number of actions to confirm the accuracy of our subcontractor’s representations. If the subcontractor’s representations are ultimately determined to be false and improper payments were in fact made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact our subcontractor’s ability to perform the subcontract and our ability to perform the Greek contract. This could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. We have recorded $124 million of losses under the Greek contract as of January 31, 2009. Other than gains and losses caused by foreign exchange rate changes on the receivable for value added taxes associated with payments made to subcontractors on this contract, no profits or losses were recorded in fiscal 2009, 2008 and 2007. The $124 million loss reflected our estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification executed in March 2007 resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarified the parties’ responsibilities. If we receive future payments as required under the modified Greek contract, we may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and we are unable to reliably estimate the ultimate outcome. Accordingly, we have not adjusted and will not adjust the losses on this contract until such time as we can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, we are utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although we expect to receive additional payments in accordance with the terms of the modified Greek contract, our accounting as of January 31, 2009 was based on cash received to date. Through January 31, 2009, we have recognized revenues of $170 million, which represents a portion of the $213 million of cash received to date. We recognized $13 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract in fiscal 2009.

We have $14 million of accounts receivable (classified as other current assets) relating to value added taxes (VAT) as of January 31, 2009 that we have paid and believe we are entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. We have invoiced the Customer for $32 million for VAT and are awaiting payment. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by us to the Greek taxing authorities and could increase our total losses on the Greek contract.

In accordance with the terms of the Greek contract, we are required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of January 31, 2009, these bonding requirements have been met through the

38  SAIC, Inc. Annual Report

PART II

issuance of $94 million in standby letters of credit. As discussed above, the Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment and performance bonds. Subsequent to January 31, 2009, the Customer reduced a portion of the advance payment and performance bonds leaving $38 million of advance payment, performance and offset bonds outstanding as of March 25, 2009. If the standby letters of credit are called based on a future failure to fulfill our services obligations under the Greek contract, we may have the right to call some of the $61 million of bonds provided by our subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

If we and our subcontractors are unable to perform services in accordance with the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against us, our bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill our obligations. This could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. We filed post-trial motions in October 2008 challenging the judgment. If the post-trial motions are denied, we intend to file an appeal. We have recorded a liability for the full judgment amount of $7 million for this matter as of January 31, 2009.

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

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. In addition to PDVSA, we were added as defendants in a number of these suits. Based on the procedural standing of these cases and our understanding of applicable laws and facts, we believe that our exposure to any possible loss related to these employment claims is remote.

DS&S Joint Venture

In March 2006, we sold our interest in DS&S, a joint venture in which we owned a 50% interest. As part of the sale, we agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by us in repayment of a loan owed by DS&S. As of January 31, 2009, we have deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Other Joint Ventures

On February 23, 2009, we sold our ownership interest in Danet GmbH (Danet), which had been accounted for under the equity method of accounting. We have obligations to indemnify the buyer against certain liabilities of Danet. We recorded impairment losses on our ownership interest in Danet of $14 million in fiscal 2009, which reduced the carrying value of our investment in Danet as of January 31, 2009 to the amount of net proceeds to be received. This sale eliminated certain obligations we had to provide liquidity rights to other Danet investors in certain circumstances.

We have a guarantee that relates only to claims brought by the sole customer of another of our joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. We also have a cross-indemnity agreement with the joint venture partner, pursuant to which we will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to our ownership interest of 30%. Due to the nature of the guarantee, we are not able to project the maximum potential obligation we could be required to make under the guarantee as of January 31, 2009. However, based

SAIC, Inc. Annual Report  39

PART II

on current conditions, we believe the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded. Performance of the joint venture’s contract related to this guarantee is expected to be completed in fiscal 2010.

In September 2004, we entered into an agreement with EG&G Technical Services, Inc. (EG&G), and Parsons Infrastructure & Technology Group, Inc. (Parsons), to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company that will pursue contracts offered by the DOE’s National Energy Technical Laboratory. We, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, we unconditionally guarantee all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. We also have a cross-indemnity agreement with each of the other two joint venture partners to protect us from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit our liability to our share of the contract work. As of January 31, 2009, the fair value of the guarantee was not material.

Letters of Credit and Surety Bonds

We have outstanding letters of credit in the amount of $139 million at January 31, 2009, primarily related to guarantees on contracts with foreign government customers. Of these outstanding letters of credit, $94 million was related to the firm-fixed- price contract with the Greek government described above. We also have outstanding surety bonds in the amount of $271 million, principally related to performance and payment bonds.

Other

We are routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us due to our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. Such audits and reviews may result in adjustments to contract costs, and costs found to be improperly allocated must be refunded to customers as required. In addition, the U.S. Government may apply penalties under certain circumstances. Our indirect contract cost audits have not been completed for fiscal 2005 and later years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability could be adversely affected. We have recorded a liability of $22 million for our current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

We maintain self-insured medical and workers compensation insurance plans. We provided estimated accruals for claims incurred but not yet reported of $29 million and $25 million as of January 31, 2009 and 2008, respectively.

We are subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing our fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information regarding our income taxes, see Note 12 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

We are subject to periodic audits by state and local governments for taxes other than income taxes. We do not believe that the outcome of any such tax matters would have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident that our interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $1 million to $24 million, with the lower end of the range more likely. The

40  SAIC, Inc. Annual Report

PART II

amount presently in dispute based on the work performed to date is $600,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. In March 2009, the judge’s decision on our motion was affirmed on appeal. The discovery phase of the litigation is proceeding. We are unable to determine the outcome and accordingly, have not recorded a liability for this matter as of January 31, 2009.

Following the closing of an acquisition in December 2006, we identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, approximately $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to reduce its prices for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award. While we believe that the escrowed amounts will be adequate to cover any potential liability for non-compliance with the terms of these contracts, if the eventual liability exceeds the escrowed amount, we have indemnification rights to recover additional amounts from the sellers under the terms of the acquisition agreement. However, we can give no assurance as to the final amount of the liability for non-compliance with these contracts or the outcome of any claims against the sellers, which could have a material adverse effect on our results of operations or cash flows.

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

Revenue Recognition. Our revenues are primarily recognized using the percentage-of-completion method as discussed in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, the availability and timing of funding from the customer, the progress toward completion and the recoverability of claims. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known or an adjustment is otherwise warranted, such as in the case of a contract modification. When estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which would require further adjustment in our financial statements. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated if circumstances warrant.

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

SAIC, Inc. Annual Report  41

PART II

Costs incurred on projects accounted for under the percentage-of-completion method may be recognized as pre-contract costs and deferred as assets when we have been requested by the customer to begin work under a new arrangement prior to contract execution. We record pre-contract costs when formal contracts have not yet been executed, and it is probable that we will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized based on the percentage-of-completion method of accounting.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where we are not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, we recognize as revenue the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with facility or other vendors’ products.

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

Goodwill is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could result in management not taking an impairment charge when one may be required. Our goodwill impairment tests performed for fiscal 2009, 2008, and 2007 did not result in any impairment of goodwill. The carrying value of goodwill as of January 31, 2009 was $1.25 billion.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairment losses on intangible assets in fiscal 2009, 2008 and 2007. The carrying value of intangible assets as of January 31, 2009 was $88 million.

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. In addition, the provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

We have also recognized liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be

42  SAIC, Inc. Annual Report

PART II

sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 12 of the notes to the consolidated financial statements.

Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until the final resolution of an examination by the IRS or state agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. As our common stock was not publicly-traded until October 13, 2006, the expected term of option awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment,” and volatility is estimated based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. We assumed weighted average volatilities of 26.2%, 26.8% and 33.4% for fiscal 2009, 2008 and 2007, respectively. All other assumptions held constant, a ten percentage point change in our fiscal 2009 volatility assumption would have increased or decreased the grant-date fair value of our fiscal 2009 option awards by approximately 30%.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we refer to internal revenue growth percentage, which may be considered a non-GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year to the revenue for the prior year adjusted to include the actual revenue of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year period to our prior year reported revenue. We use internal revenue growth percentage to monitor and evaluate our performance, and it is presented in this Annual Report on Form 10-K because we believe that it allows investors to understand the portion of our revenue growth that is attributed to acquired businesses as compared to our internal revenue growth. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

SAIC, Inc. Annual Report  43

PART II

Internal revenue growth percentages for fiscal 2009 and 2008 are calculated as follows:

	Year Ended January 31
	2009	2008
Government segment:
Prior fiscal year’s revenues, as reported	$8,417	$7,542
Revenues of acquired businesses for the comparable prior year period	211	283
Prior fiscal year’s revenues, as adjusted	$8,628	$7,825
Current fiscal year’s revenues, as reported	9,597	8,417
Internal revenue growth	$969	$592
Internal revenue growth percentage	11%	8%
Commercial segment:
Prior fiscal year’s revenues, as reported	$509	$518
Revenues of acquired businesses for the comparable prior year period	9	4
Prior fiscal year’s revenues, as adjusted	$518	$522
Current fiscal year’s revenues, as reported	476	509
Internal revenue growth	$(42)	$(13)
Internal revenue growth percentage	(8)%	(2)%
Total:
Prior fiscal year’s revenues, as reported	$8,926	$8,060
Revenues of acquired businesses for the comparable prior year period	220	287
Prior fiscal year’s revenues, as adjusted	$9,146	$8,347
Current fiscal year’s revenues, as reported	10,070	8,926
Internal revenue growth	$924	$579
Internal revenue growth percentage	10%	7%

Recently Adopted and Issued Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and long-term debt obligations.

We have established an investment policy to protect the safety, liquidity and after-tax yield of invested funds. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments and issuers. We do not authorize the use of derivative financial instruments in our managed short-term investment portfolios. Our policy authorizes, with board of directors approval, the limited use of derivative instruments only to hedge specific interest rate risks.

44  SAIC, Inc. Annual Report

PART II

The table below provides information about our financial instruments at January 31, 2009 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value as of January 31, 2009
	(dollars in millions)
Assets:
Cash and cash equivalents (1)	$936	$—	$—	$—	$—	$—	$936	$936
Average interest rate	.36%	—	—	—	—	—

Liabilities:
Short-term and long-term debt:
Variable interest rate (2)	$16	$—	$—	$1	$1	$1	$19	$19
Weighted average interest rate	5.05%	—	—	4.46%	4.46%	4.46%

Fixed rate	$1	$1	$1	$550	$—	$550	$1,103	$1,021
Weighted average interest rate	6.01%	5.71%	5.41%	6.25%	—	6.24%

(1)

Includes $40 million denominated in British pounds, $7 million denominated in Euros, $5 million denominated in Indian rupees, $2 million denominated in Canadian dollars, and $1 million denominated in Australian dollars.

(2)	The fiscal 2010 amount includes $15 million denominated in Euros, which was paid in February 2009.

At January 31, 2009, our cash and cash equivalents, which include money market funds, money market accounts and insured bank deposits, bear variable interest rates. A 10% unfavorable interest rate movement would not materially impact the value of the holdings but would impact interest income in future periods.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. We may enter into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to our ongoing business and operational financing activities. These contracts are designed to minimize our risk when we enter into transactions outside our functional currency. We do not use derivatives for trading or speculative purposes. As of January 31, 2009, we had no outstanding foreign currency forward contracts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2009, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the significant majority of the implementation currently scheduled to be completed in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level

SAIC, Inc. Annual Report  45

PART II

of training of employees, testing of the system and monitoring of the financial results recorded in the system will be conducted. As of January 31, 2009, our corporate operations and six of our eighteen operating business units (representing approximately 25% of total revenues on a full year basis) migrated to the new system, including four operating business units that migrated during the fiscal year ended January 31, 2009, none of which occurred in the fourth quarter of the period covered by this report. Management has updated the system of internal control over financial reporting for the impacted areas.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2009 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

46  SAIC, Inc. Annual Report

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, California

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009, of the Company and our report dated March 25, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2009

SAIC, Inc. Annual Report  47

PART II

Item 9B. Other Information

None.

48  SAIC, Inc. Annual Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to our executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to our board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on our website free of charge at www.saic.com by clicking on the link entitled “Corporate Governance” and then on “Code of Ethics.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2009 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	39,916,634	(2)	$15.08	112,447,631	(3)
Equity compensation plans not approved by security holders (4)	—		—	—	(4)
Total	39,916,634		$15.08	112,447,631

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

(3)

Represents 16,493,965 shares of our stock under the 2006 Employee Stock Purchase Plan and 95,953,666 shares under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A preferred stock) or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan was 75 million. The 2006 Equity Incentive Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 30 million shares, (ii) five percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (measured on an as-converted basis with respect to outstanding shares of Class A

SAIC, Inc. Annual Report  49

PART III

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

50  SAIC, Inc. Annual Report

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

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006 with SEC.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed on December 11, 2007 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 as filed on December 11, 2007 with the SEC.

4.1	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on July 3, 2002 with the SEC. SEC File No: 0-12771.

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, between Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.2	Guaranty of Registrant in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.3*	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed on June 4, 2008 with the SEC.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.4 to Science Applications International Corporation’s Current Report on Form 8-K as filed on April 3, 2006 with the SEC.

10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005, as further amended.

10.8*	Registrant’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.25 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006.

10.9*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

SAIC, Inc. Annual Report  51

PART IV

Exhibit Number	Description of Exhibit
10.10*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2006 as filed on December 13, 2006 with the SEC.

10.11*	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.11 to Registrant’s original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed on March 28, 2008 with the SEC.

10.12*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 to Registrant’s original Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed on March 28, 2008 with the SEC.

10.13*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as filed on April 27, 2000 with the SEC. SEC File No: 0-12771.

10.14*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed on April 29, 1999 with the SEC. SEC File No: 0-12771.

10.15	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.16	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

10.17	Letter Amendment No. 2, dated effective July 31, 2007, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on August 1, 2007 with the SEC.

10.18*	Employment Agreement dated October 3, 2003, between Kenneth C. Dahlberg and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.19*	Stock Offer Letter dated October 3, 2003, to Kenneth C. Dahlberg from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003 as filed on December 12, 2003 with the SEC.

10.20	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC.

10.21*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.22*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 as filed on September 4, 2008 with the SEC.

10.23*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.24*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

52  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Executive Compensation Plans and Arrangements

SAIC, Inc. Annual Report  53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ Kenneth C. Dahlberg
Kenneth C. Dahlberg Chairman of the Board and Chief Executive Officer

Dated: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth C. Dahlberg Kenneth C. Dahlberg	Chairman of the Board and Principal Executive Officer	March 27, 2009

/s/ Mark W. Sopp Mark W. Sopp	Principal Financial Officer	March 27, 2009

/s/ John R. Hartley John R. Hartley	Principal Accounting Officer	March 27, 2009

/s/ France A. Córdova France A. Córdova	Director	March 27, 2009

/s/ Wolfgang H. Demisch Wolfgang H. Demisch	Director	March 27, 2009

/s/ Jere A. Drummond Jere A. Drummond	Director	March 27, 2009

/s/ John J. Hamre John J. Hamre	Director	March 27, 2009

/s/ Miriam E. John Miriam E. John	Director	March 27, 2009

/s/ Anita K. Jones Anita K. Jones	Director	March 27, 2009

/s/ John P. Jumper John P. Jumper	Director	March 27, 2009

/s/ Harry M. J. Kraemer, Jr. Harry M. J. Kraemer, Jr.	Director	March 27, 2009

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Director	March 27, 2009

/s/ Louis A. Simpson Louis A. Simpson	Director	March 27, 2009

/s/ A. Thomas Young A. Thomas Young	Director	March 27, 2009

54  SAIC, Inc. Annual Report

SAIC, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2009

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2009	2008	2007
	(in millions, except per share amounts)
Revenues	$10,070	$8,926	$8,060
Costs and expenses:
Cost of revenues	8,692	7,686	6,974
Selling, general and administrative expenses	602	567	514
Operating income	776	673	572
Non-operating income (expense):
Interest income	20	56	116
Interest expense	(78)	(90)	(92)
Minority interest in income of consolidated subsidiaries	—	(3)	(5)
Other income (expense), net	(15)	(3)	5
Income from continuing operations before income taxes	703	633	596
Provision for income taxes	(256)	(243)	(231)
Income from continuing operations	447	390	365
Discontinued operations (Note 17):
Income (loss) from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	(19)	33	40
Minority interest in income of consolidated subsidiaries	—	(2)	(9)
Benefit (provision) for income taxes	24	(5)	(6)
Income from discontinued operations	5	26	25
Net income	$452	$416	$390
Earnings per share:
Basic:
Income from continuing operations	$1.13	$.97	$1.04
Income from discontinued operations	.01	.06	.07
	$1.14	$1.03	$1.11
Diluted:
Income from continuing operations	$1.10	$.94	$1.00
Income from discontinued operations	.02	.06	.07
	$1.12	$1.00	$1.07
Weighted average shares outstanding:
Basic	395	404	352
Diluted	405	417	364

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2009	2008
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$936	$1,096
Receivables, net	1,889	1,884
Inventory, prepaid expenses and other current assets	385	252
Assets of discontinued operations	7	15
Total current assets	3,217	3,247
Property, plant and equipment, net	357	392
Intangible assets, net	88	94
Goodwill	1,249	1,076
Deferred income taxes	86	71
Other assets	51	101
	$5,048	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,178	$1,109
Accrued payroll and employee benefits	487	562
Income taxes payable	—	64
Notes payable and long-term debt, current portion	17	130
Liabilities of discontinued operations	1	2
Total current liabilities	1,683	1,867
Notes payable and long-term debt, net of current portion	1,099	1,098
Other long-term liabilities	182	148
Commitments and contingencies (Notes 14 and 18)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 196 million and 234 million shares issued and outstanding at January 31, 2009 and 2008, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 210 million and 179 million shares issued and outstanding at January 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	1,950	1,804
Retained earnings	183	87
Accumulated other comprehensive loss	(49)	(23)
Total stockholders’ equity	2,084	1,868
	$5,048	$4,981

See accompanying notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Other stockholders’ equity	Accumulated other comprehensive loss	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2006	—	343	$2,508	$382	$(84)	$(32)
Net income	—	—	—	390	—	—	$390
Other comprehensive income	—	—	—	—	—	15	15
Initial public offering of common stock	86	—	1,243	—	—	—	—
Issuances of preferred stock and other stock transactions	—	21	289	—	—	—	—
Repurchases of stock	(2)	(36)	(267)	(602)	—	—	—
Conversion of preferred stock to common stock	8	(8)	—	—	—	—	—
Special dividend	—	—	(2,279)	(164)	—	—	—
Income tax benefit from employee stock transactions	—	—	41	—	—	—	—
Stock-based compensation	—	—	44	—	28	—	—
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(10)	—
Elimination of unearned compensation upon modification of stock awards	—	—	(56)	—	56	—	—
Balance at January 31, 2007	92	320	1,523	6	—	(27)	$405
Net income	—	—	—	416	—	—	$416
Other comprehensive income	—	—	—	—	—	4	4
Issuances of stock and other stock transactions	—	28	292	—	—	—	—
Repurchases of stock	(12)	(15)	(164)	(334)	—	—	—
Conversion of preferred stock to common stock	99	(99)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	64	—	—	—	—
Stock-based compensation	—	—	89	—	—	—	—
Adjustment to initially apply FIN 48, net of tax	—	—	—	(1)	—	—	—
Balance at January 31, 2008	179	234	1,804	87	—	(23)	$420
Net income	—	—	—	452	—	—	$452
Other comprehensive loss, net of tax	—	—	—	—	—	(26)	(26)
Issuances of stock	—	24	235	—	—	—	—
Repurchases of stock	(20)	(11)	(239)	(356)	—	—	—
Conversion of preferred stock to common stock	51	(51)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	56	—	—	—	—
Stock-based compensation	—	—	94	—	—	—	—
Balance at January 31, 2009	210	196	$1,950	$183	$—	$(49)	$426

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2009	2008	2007
	(in millions)
Cash flows from operations:
Net income	$452	$416	$390
Income from discontinued operations	(5)	(26)	(25)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	89	77	71
Stock-based compensation	94	89	64
Excess tax benefits from stock-based compensation	(56)	(64)	(9)
Impairment losses	29	13	1
Other items	(3)	11	21
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	4	(237)	(68)
Inventory, prepaid expenses and other current assets	(82)	(45)	8
Deferred income taxes	4	(4)	3
Other assets	(3)	(5)	2
Accounts payable and accrued liabilities	67	46	33
Accrued payroll and employee benefits	(73)	54	97
Income taxes payable	43	28	108
Other long-term liabilities	23	(7)	(3)
Total cash flows provided by operations	583	346	693
Cash flows from investing activities:
Expenditures for property, plant and equipment	(59)	(61)	(73)
Acquisitions of businesses, net of cash acquired of $5, $29 and $14 in fiscal 2009, 2008 and 2007, respectively	(201)	(144)	(377)
Payments for businesses acquired in previous years	(3)	(1)	(1)
Purchases of marketable securities available-for-sale	—	—	(4,258)
Proceeds from sales and maturities of marketable securities available-for-sale	—	—	5,917
Other	14	3	3
Total cash flows provided by (used in) investing activities	(249)	(203)	1,211
Cash flows from financing activities:
Payments on notes payable and long-term debt	(113)	(10)	(20)
Sales of stock through initial public offering	—	—	1,243
Sales of stock and exercise of stock options	76	98	100
Repurchases of stock	(445)	(309)	(724)
Payment of a special dividend	(1)	(2)	(2,439)
Excess tax benefits from stock-based compensation	56	64	9
Other	—	2	(2)
Total cash flows used in financing activities	(427)	(157)	(1,833)
Increase (decrease) in cash and cash equivalents from continuing operations	(93)	(14)	71
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(41)	(4)	22
Cash provided by (used in) investing activities of discontinued operations	(10)	1	15
Cash used in financing activities of discontinued operations	—	—	(30)
Increase (decrease) in cash and cash equivalents from discontinued operations	(51)	(3)	7
Effect of foreign exchange rate changes on cash and cash equivalents	(16)	—	—
Total increase (decrease) in cash and cash equivalents	(160)	(17)	78
Cash and cash equivalents at beginning of year—continuing operations	1,096	1,109	1,001
Cash and cash equivalents at beginning of year—discontinued operations	—	4	34
Cash and cash equivalents at beginning of year	1,096	1,113	1,035
Cash and cash equivalents at end of year—continuing operations	936	1,096	1,109
Cash and cash equivalents at end of year—discontinued operations	—	—	4
Cash and cash equivalents at end of year	$936	$1,096	$1,113

See accompanying notes to consolidated financial statements.

F-6  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Reporting Entity

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc. Pursuant to the reorganization merger, the shares of common stock of Science Applications International Corporation were exchanged for shares of Class A preferred stock of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of 86.25 million shares of its common stock. At the election of the holder or upon sale or transfer to other than a permitted transferee, shares of Class A preferred stock are convertible into common stock on a one-for-one basis.

Nature of Operations and Basis of Presentation

SAIC, Inc. is a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

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

The Company sold a business during each of the years ended January 31, 2008 and 2007 and committed to a plan to sell or dispose of a non-strategic component of a business during the year ended January 31, 2009, which was classified as held for sale as of January 31, 2009 (Note 17). The financial statements reflect the results of operations of these businesses in discontinued operations for all periods presented.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2009 is referred to as “fiscal 2009” in these notes to consolidated financial statements.

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

SAIC, Inc. Annual Report  F-7

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met. The Company evaluates its contracts for multiple elements, such as deliverables, and when appropriate, segments the contracts into separate units of accounting for proper revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenue under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2004. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with facility or other vendors’ products.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents are invested in institutional money market funds, money market accounts and insured bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents.

F-8  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

The Company has restricted cash, primarily representing advances from a customer which is restricted as to use for certain expenditures related to that customer’s contract. Restricted cash is reflected in inventory, prepaid expenses and other current assets in the Company’s consolidated financial statements.

Investments

Investments in affiliates and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ individual assets and liabilities. The Company recognized revenues of $20 million, $21 million and $16 million on sales to these equity method investees during the years ended January 31, 2009, 2008 and 2007, respectively.

Equity investments in affiliates over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

Management evaluates its investments for other-than-temporary impairment at each balance sheet date. If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Note 11).

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires, lubricants and first responder equipment, in addition to manufactured border, port and mobile security products and laser training products. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

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

Depreciation of buildings is recognized using the straight-line method over estimated useful lives of ten to forty years while the related improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of two to 25 years. Depreciation of equipment is recognized using the straight-line method or the declining-balance method over the estimated useful lives of two to ten years.

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

In fiscal 2009, in an effort to improve the Company’s cost structure, improve utilization of building space and generate funds for investments in growth, management committed to a plan to sell five company-owned facilities. These facilities are being actively marketed at prices that are reasonable in relation to their current fair values and are expected to sell within one year. As of January 31, 2009, these facilities are reported as held for sale within the Corporate and Other segment.

Goodwill and Intangible Assets

Goodwill (Note 5) is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the

SAIC, Inc. Annual Report  F-9

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

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

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives of one to fifteen years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes” and related interpretations. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities (Note 12). Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize its deferred income tax assets in the future as currently recorded, the Company would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

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

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” on February 1, 2007 (Note 12). The Company recognizes liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

The Company applies SFAS No. 123(R), “Share-Based Payment” (Note 10) in accounting for stock-based compensation, which requires that the Company recognize as compensation expense the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services over the requisite service period, which is typically the vesting period. SFAS No. 123(R) requires that the Company recognize as compensation expense the fair value of any discount greater than 5% on employee stock purchases made under its employee stock purchase plan.

Defined Benefit Plans

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that primarily perform services on a specific customer contract. The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” on January 31, 2007 (Note 9).

F-10  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2009, the Company’s cash and cash equivalents, which include institutional money market funds, money market accounts and insured bank deposits, bear variable interest rates.

Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

Fair Value of Financial Instruments

The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents are recorded at fair value, which is based on quoted market prices. The fair value of long-term investments in private equity securities is estimated using various valuation techniques and factors, such as market prices of comparable companies, discounted cash flow models and recent capital transactions of portfolio companies. The fair value of long-term debt (Note 7) is estimated based on quoted market prices for similar instruments and current rates offered to the Company for similar debt with the same remaining maturities.

Effective February 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” as described below under “Recently Adopted Accounting Pronouncements.” SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The Company utilizes Level 2 inputs and, where not available, Level 3 inputs, in testing assets for recovery upon events or changes in circumstances that indicate the carrying value of those assets may not be recoverable.

Foreign Currency

Financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized in the statement of income when realized.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on February 1, 2008. The adoption of SFAS No. 157 did not impact the Company’s consolidated financial position and results of operations. Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (FSP) No. FAS 157-1 and No. FAS 157-2, which exclude the lease classification measurements under SFAS No. 13 “Accounting for Leases” from the scope of SFAS No. 157 and delayed the effective date of SFAS No. 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until February 1, 2009. The Company does not believe that the application of the delayed provisions of SFAS No. 157 will materially impact its consolidated financial position and results of operations.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for the Company with respect to all business combinations for which the acquisition date is after January 31, 2009. Adoption is not expected to materially impact the Company’s consolidated financial position

SAIC, Inc. Annual Report  F-11

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or results of operations directly when it becomes effective, as the only impact that the statement will have on recorded amounts at that time is that related to disposition of uncertain tax positions related to prior acquisitions. Following the date of adoption of this statement, the resolution of such items at values that differ from recorded amounts will be adjusted through the statement of income, rather than through goodwill. Adoption of this statement is, however, expected to have a significant effect on how acquisition transactions subsequent to January 31, 2009 are reflected in the financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The requirements of this statement are effective for the Company in the first quarter of fiscal 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This statement defines unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as “participating securities” subject to inclusion in the earnings allocation in computing earnings per share (EPS) under the two-class method. This statement is effective for the Company in the first quarter of fiscal 2010 and requires retrospective application to all prior periods presented. The Company has concluded that its unvested stock awards are participating securities in accordance with FSP No. EITF 03-6-1 and that the Company will be required to adjust its previously reported basic and diluted EPS. The Company estimates the impact of adoption of FSP No. EITF 03-6-1 will reduce EPS as follows:

	Year Ended January 31
	2009	2008	2007
Basic EPS—continuing operations	$(.03)	$(.03)	$(.01)
Basic EPS	$(.03)	$(.03)	$(.01)
Diluted EPS—continuing operations	$(.02)	$(.02)	$.00
Diluted EPS	$(.03)	$(.02)	$.00

In December 2008, the FASB issued FSP No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This statement amends SFAS No 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits. The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

Note 2—Earnings Per Share (EPS):

The following EPS information reflects the exchange of shares in the October 2006 reorganization merger as described in Note 1. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share.

Basic EPS is computed by dividing income by the basic weighted average number of shares outstanding. Stock awards are included in the computation of basic EPS only after the shares become vested. Included in the number of shares of Class A preferred stock issued and outstanding as of January 31, 2009 and 2008 were 11 million shares and 10 million shares, respectively, which were unvested and therefore excluded from the computation of basic EPS. Diluted EPS is computed

F-12  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of stock options, unvested stock and other stock-based awards granted under stock-based compensation plans that were outstanding during the periods.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Basic weighted average number of shares outstanding	395	404	352
Dilutive common share equivalents:
Stock options	7	11	9
Unvested stock awards and other stock-based awards	3	2	3
Diluted weighted average number of shares outstanding	405	417	364
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	7	6	1

There were no adjustments to income from continuing operations and income from discontinued operations in calculating basic and diluted EPS for the years ended January 31, 2009, 2008 and 2007.

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2009	2008
	(in millions)
Receivables, net:
Billed and billable less allowance for doubtful accounts of $8 million and $9 million as of January 31, 2009 and 2008, respectively	$1,495	$1,471
Unbilled	375	398
Contract retentions	19	15
	$1,889	$1,884
Inventory, prepaid expenses and other current assets:
Inventories	$141	$96
Prepaid expenses	53	52
Restricted cash	25	20
Pre-contract costs	11	7
Deferred income taxes	30	43
Assets held for sale	34	—
Prepaid income taxes and tax refunds	47	10
Other	44	24
	$385	$252
Property, plant and equipment, net:
Computers and other equipment	$247	$225
Buildings and improvements	195	232
Leasehold improvements	150	133
Office furniture and fixtures	52	50
Land	37	47
Construction in progress	5	2
	686	689
Less accumulated depreciation and amortization	329	297
	$357	$392

SAIC, Inc. Annual Report  F-13

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31
	2009	2008
	(in millions)
Other assets:
Cost and equity method investments	$13	$48
Other	38	53
	$51	$101
Accounts payable and accrued liabilities:
Accounts payable	$495	$490
Accrued liabilities for materials, subcontractors and other items	499	465
Collections in excess of revenues on uncompleted contracts and deferred revenue	184	154
	$1,178	$1,109
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$238	$337
Accrued vacation	231	208
Accrued contributions to employee benefit plans	18	17
	$487	$562
Other long-term liabilities:
Accrued pension liabilities	$35	$21
Deferred compensation	38	41
Liability for uncertain tax positions	34	26
Other	75	60
	$182	$148

Note 4—Acquisitions:

The Company completed acquisitions of certain businesses in fiscal 2009, 2008 and 2007, which individually and in the aggregate were not considered material business combinations in the year acquired.

In fiscal 2009, the Company completed two acquisitions, both in the Government segment for an aggregate preliminary purchase price of $215 million, including $206 million paid in cash and $9 million in accrued acquisition payments, net. One acquired business designs and produces laser-based systems and products for military training and testing. The other acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. The preliminary purchase price allocations related to these acquisitions resulted in goodwill of $177 million, $176 million of which is tax deductible, and identifiable intangible assets of $25 million (amortizable over a weighted average life of four years). The intangible assets consisted of customer relationships of $24 million and software and technology of $1 million that are amortizable over weighted average lives of four years and seven years, respectively. The Company has not yet obtained all of the information required to complete the purchase price allocation related to one of these acquisitions. The final purchase price allocation will be completed after the information identified by the Company has been received.

In fiscal 2008, the Company completed two acquisitions, one in the Government segment and one in the Commercial segment for an aggregate purchase price of $174 million, including $173 million paid in cash and $1 million of accrued acquisition payments. One acquired business is a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities construction. The other acquired business is an India-based provider of onsite and offshore IT solutions and technology consulting in the science and engineering sector. The final purchase price allocations related to these acquisitions resulted in goodwill of $119 million ($104 million assigned to the Government segment and $15 million to the Commercial segment), $103 million of which was tax deductible, and identifiable intangible assets of $26 million (amortizable over a weighted average life of seven years), of which $24 million was assigned to the Government segment and $2 million was assigned to the Commercial segment. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of seven years.

In fiscal 2008, the Company also completed a reorganization transaction resulting in the disposition of its 55% interest in its consolidated majority-owned subsidiary, AMSEC LLC, in exchange for the Company’s acquisition of certain divisions and subsidiaries of AMSEC LLC. The Company recorded non-tax deductible goodwill of $20 million and intangible assets of $7 million in the Government segment related to the former AMSEC LLC divisions and subsidiaries acquired in the reorganization. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of nine years.

F-14  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2007, the Company completed eight acquisitions in its Government segment for an aggregate purchase price of $396 million in cash. The final purchase price allocations resulted in goodwill of $306 million, of which $220 million was tax deductible, and identifiable intangible assets of $60 million (amortizable over a weighted average life of five years). The intangible assets consisted of customer relationships of $37 million that are amortizable over a weighted average life of six years, software and technology of $19 million that are amortizable over a weighted average life of four years and non-amortizable tradenames of $4 million.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying amount of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2007	$896	$23	$919
Acquisitions	124	14	138
Foreign currency translation	—	1	1
Adjustments	18	—	18
Goodwill at January 31, 2008	1,038	38	1,076
Acquisitions	177	—	177
Foreign currency translation	—	(5)	(5)
Adjustments	—	1	1
Goodwill at January 31, 2009	$1,215	$34	$1,249

Goodwill adjustments in fiscal 2009 and 2008 resulted from the finalization of purchase price allocations related to prior year acquisitions. The incremental goodwill of $20 million related to the reorganization transaction of AMSEC LLC in fiscal 2008 is included in the acquisitions amount for the Government segment.

Intangible assets, including those arising from preliminary price allocations relating to acquisitions, consisted of the following:

	January 31
	2009			2008
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$121	$55	$66	$103	$38	$65
Software and technology	42	25	17	43	19	24
Other	3	2	1	5	4	1
Total amortizable intangible assets	166	82	84	151	61	90
Non-amortizable intangible assets:
Tradenames	4	—	4	4	—	4
Total intangible assets	$170	$82	$88	$155	$61	$94

Amortizable intangible assets with a gross carrying value of $8 million, $6 million and $17 million became fully amortized in fiscal 2009, 2008 and 2007, respectively, and, therefore are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $30 million, $25 million and $26 million in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2009, the Company recorded impairment losses of $2 million for goodwill and $3 million for intangible assets, which is included in discontinued operations. In fiscal 2008 and 2007, the Company did not recognize any impairment losses on goodwill and intangible assets.

SAIC, Inc. Annual Report  F-15

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated annual amortization expense related to amortizable intangible assets as of January 31, 2009 is as follows (in millions):

Year Ending January 31
2010	$24
2011	18
2012	15
2013	10
2014	7
2015 and thereafter	10
$84

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Revolving Credit Facility:

SAIC, Inc.’s 100%-owned subsidiary, Science Applications International Corporation, has a revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2009 and 2008, there were no borrowings outstanding under the revolving credit facility.

As of January 31, 2009, $746 million of the revolving credit facility was available after reduction for $4 million of outstanding letters of credit. Subsequent to January 31, 2009, these standby letters of credit were cancelled and there are currently no letters of credit outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2009. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities and to declare and pay a dividend on the Company’s stock. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

SAIC, Inc. has fully and unconditionally guaranteed the obligations of Science Applications International Corporation under the revolving credit facility (Note 19).

Note 7—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following:

	January 31
	2009	2008
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
6.75% notes due fiscal 2009	—	100
Other notes payable	23	35
	1,116	1,228
Less current portion	17	130
	$1,099	$1,098

In fiscal 2003, the Company issued $550 million of 6.25% senior unsecured notes (6.25% notes). The 6.25% notes are due on July 1, 2012 with interest payable on a semi-annual basis beginning January 1, 2003. The note discounts, issuance costs

F-16  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 6.5%. The fair value of the 6.25% notes exceeded the carrying value by $11 million and $40 million at January 31, 2009 and 2008, respectively.

In fiscal 2004, the Company issued $300 million of 5.5% senior unsecured notes (5.5% notes). The 5.5% notes are due on July 1, 2033 with interest payable on a semi-annual basis beginning January 1, 2004. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 5.8%. The fair value of the 5.5% notes was less than the carrying value by $72 million and $41 million at January 31, 2009 and 2008, respectively.

In fiscal 2003, the Company issued $250 million of 7.125% senior unsecured notes (7.125% notes). The 7.125% notes are due on July 1, 2032 with interest payable on a semi-annual basis beginning January 1, 2003. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate of 7.43%. The fair value of the 7.125% notes was less than the carrying value by $15 million at January 31, 2009 and exceeded the carrying value by $15 million at January 31, 2008.

In fiscal 1998, the Company issued $100 million of 6.75% senior unsecured notes with a nominal discount (6.75% notes) with interest paid on a semi-annual basis beginning August 1, 1998. The Company paid $100 million to settle the 6.75% notes at maturity on February 1, 2008. The interest rate swap agreements related to this debt expired and were settled in fiscal 2009 for $1 million.

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with such covenants as of January 31, 2009.

The Company has various other notes payable with interest rates from 4.5% to 8.0% that are due on various dates through fiscal 2017. Maturities of notes payable and long-term debt are as follows (in millions):

Year Ending January 31
2010	$17
2011	1
2012	1
2013	551
2014	1
2015 and thereafter	551
Total principal payments	1,122
Less unamortized discount	6
$1,116

Note 8—Derivative Instruments:

The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposures. The policy permits the use of derivative instruments with certain restrictions. The Company does not hold derivative instruments for trading or speculative purposes.

Interest Rate Risk

The Company has entered into interest rate swap agreements in past years to convert variable interest payment streams to fixed interest payment streams and vice versa. Except for certain interest rate swap agreements that were designated as fair value hedges that were fully effective in offsetting the change in the fair value of the underlying notes, the changes in fair value of these interest rate swap agreements were recognized as expense in fiscal 2009, 2008 and 2007. At January 31, 2008, the combined fair value of these interest rate swap agreements was $3 million. All of the Company’s interest rate swap agreements expired and were settled in fiscal 2009.

Foreign Currency Risk

Although the majority of the Company’s transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies. The Company’s foreign currency exchange rate risk relates to receipts from customers, payments to

SAIC, Inc. Annual Report  F-17

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. The Company may enter into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to its ongoing business and operational financing activities. These contracts are designed to minimize the Company’s risk when it enters into transactions outside the Company’s (or one of its subsidiaries’) functional currency. The Company does not use derivatives for trading or speculative purposes. As of January 31, 2009, the Company had no outstanding foreign currency forward contracts.

Note 9—Retirement Plans:

SAIC Retirement Plan

The Company maintains the SAIC Retirement Plan (SRP), which is both a 401(k) plan and an employee stock ownership plan (ESOP). The SRP allows eligible participants to contribute a portion of their income through payroll deductions. Employee contributions are fully vested and may be matched by the Company. Employees are eligible to immediately participate in the SRP upon their employment with the Company. Employees in an eligible fringe benefit package are eligible to receive the Company matching contribution. In addition, the Company may also make discretionary profit sharing and ESOP contributions. ESOP contributions may be made in cash or Company stock. These contributions are based upon amounts determined annually by the board of directors and are allocated to participants’ accounts based on their annual eligible compensation. Employees must meet a one-year eligibility period to qualify for profit sharing and ESOP contributions made by the Company. Participants’ interests in the Company’s contributions vest 20% per year in the first through fifth year of service. Participants also become fully vested upon reaching age 59 1/2, permanent disability or death. Effective January 1, 2009, the Company’s matching contribution was increased from a 50% to a 100% match for each dollar an employee contributes to the 401(k), up to 6% of the employee’s eligible compensation and the Company will no longer provide profit sharing and ESOP contributions.

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the Keystaff Deferral Plan but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (6.06% to 6.39% during fiscal 2009). Deferred balances are generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

F-18  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plan

The Company sponsors a defined benefit plan for eligible employees of its United Kingdom subsidiary that primarily perform services on a specific customer contract which will expire in March 2010.

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan. The plan has a January 31 measurement date.

	Year Ended January 31
	2009	2008
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$124	$121
Service cost	3	4
Interest cost	7	7
Plan participants’ contributions	1	1
Actuarial loss (gain)	2	(10)
Benefits paid	(3)	(2)
Foreign exchange rate changes	(35)	3
Projected benefit obligation at end of year	$99	$124
Change in plan assets:
Fair value of plan assets at beginning of year	$103	$97
Actual return on plan assets	(19)	(3)
Company contributions	6	8
Plan participants’ contributions	1	1
Benefits paid	(3)	(2)
Foreign exchange rate changes	(24)	2
Fair value of plan assets at end of year	$64	$103
Funded status at end of year	$(35)	$(21)

	January 31
	2009	2008
	(in millions)
Accumulated benefit obligation	$93	$109

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(35)	$(21)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$42	$27

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Service cost	$3	$4	$5
Interest cost	7	7	6
Expected return on plan assets	(7)	(7)	(6)
Amortization of actuarial loss	1	1	2
	$4	$5	$7

The net actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost in fiscal 2010 is $2 million.

SAIC, Inc. Annual Report  F-19

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2009	2008
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	6.2%	6.2%
Rate of compensation increase	4.3	4.3

	Year Ended January 31
	2009	2008	2007
Assumptions used to determine net periodic benefit cost:
Discount rate	6.2%	5.3%	4.7%
Expected return on plan assets	7.2	7.3	7.3
Rate of compensation increase	4.3	3.9	3.6

The long-term rate of return assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is based on a variety of factors including long-term historical market returns for the various asset classes in the plan and review of peer data. A weighting of these asset class returns, based on the anticipated long-term allocation of the asset classes in the plan, is performed to determine an overall average expected long-term rate of return.

Plan Assets. As of the measurement date, pension plan assets were allocated as follows:

	January 31
	2009	2008
International equity securities	61%	68%
Debt securities	29	23
Real estate and other	10	9
	100%	100%

The Company’s overall investment strategy for pension plan assets is to utilize a total return investment approach whereby a mix of equity securities, fixed income, real estate and other investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. The investment portfolio contains a diversified blend of international equity securities, fixed income securities, and real estate investments. Target asset allocation as prescribed by the investment strategy is substantially similar to actual allocation at measurement date.

Cash Flows. In fiscal 2010, the Company expects to contribute approximately $8 million to the defined benefit pension plan. Estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $2 million for each of the years in fiscal 2010 to 2014. Total estimated benefit payments for fiscal 2015 through 2019 are expected to be $13 million. A dispute exists with the customer over the timeframe in which the underfunded projected benefit obligation is required to be funded under the terms of the customer contract and applicable pension regulations. The resolution of this dispute or the non-renewal of the customer contract upon its expiration in March 2010 may result in the acceleration of the funding and expense recognition of the then unrecognized actuarial loss.

Other

The Company also sponsors a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease being the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. Government customer. Since the Company is not responsible for the current or future funded status of this plan, no assets or liabilities arising from its funded status are recorded in the Company’s consolidated financial statements and no amounts associated with this plan are included in the defined benefit plan disclosures above.

Note 10—Stock-Based Compensation:

The Company adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation,” on February 1, 2006 using the modified prospective transition method for stock-based awards granted on or after September 1, 2005, the date the

F-20  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company made its initial filing with the SEC for its initial public offering, and the prospective transition method for stock-based awards granted prior to September 1, 2005. The difference in accounting treatment between options granted prior to and on or after September 1, 2005 is due to the fact that the Company met the definition of a non-public company under SFAS No. 123 and applied the minimum value method (assumed no volatility in its pro forma stock-based employee compensation expense disclosures) under SFAS No. 123 prior to September 1, 2005. Under these transition methods, compensation expense associated with stock options subsequent to adoption of SFAS 123(R) includes (1) amortization related to the remaining unvested portion of all stock option awards granted between September 1, 2005 and January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (2) amortization related to all stock option awards granted subsequent to January 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results from prior periods have not been restated. Under the prospective transition method, there is no compensation expense resulting from options granted to employees and directors prior to September 1, 2005 unless a modification is made to those options other than a modification in conjunction with an equity restructuring to equalize the fair value of the options immediately before and after an equity restructuring. In connection with the reorganization merger, a modification was made to outstanding stock options in order to equalize the fair value, which consequently did not result in any incremental fair value or compensation expense.

Compensation expense recorded for stock options and vesting stock includes an estimated forfeiture rate. For vesting stock granted prior to September 1, 2005, the Company had accounted for the effects of forfeitures of vesting stock as the forfeitures occurred until the completion of the initial public offering and reorganization merger. In connection with the reorganization merger, which constituted a modification in connection with an equity restructuring, the Company recorded a cumulative effect adjustment, which reduced stock-based compensation expense by $12 million, to apply an estimated forfeiture rate to vesting stock granted prior to September 1, 2005 and to accelerate compensation expense over the requisite service period on awards granted to certain individuals that were eligible for special retirement without forfeiture of their award. As a result, all future stock-based compensation expense on vesting stock and stock options will include an estimated forfeiture rate. Additionally, the Company reclassified all remaining unearned compensation related to unvested stock awards at the time of modification to additional paid-in capital.

Plan Summaries. At January 31, 2009, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the 1999 Stock Incentive Plan (SIP), the 1984 Bonus Compensation Plan (BCP), the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP).

Since October 16, 2006, the date of the reorganization merger, all stock awards are issued under the 2006 Equity Incentive Plan (other than stock awards granted under the Management Stock Compensation Plan and the Stock Compensation Plan) and stock awards are no longer issued under the SIP or BCP. The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, deferred stock awards, phantom stock awards, cash awards, performance awards, and other similar types of stock awards. As of January 31, 2009, the Company has issued stock options, vested stock awards, restricted stock awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Awards under the BCP become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement. Stock awards granted under the plans generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2009, 96 million shares of the Company’s stock were reserved for issuance under the 2006 Equity Incentive Plan.

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

SAIC, Inc. Annual Report  F-21

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has an ESPP which, prior to January 1, 2008, allowed eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. Effective January 1, 2008, the discount was reduced to 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2009, 16 million shares were authorized and reserved for issuance under the ESPP.

Total Stock-Based Compensation. Total stock-based compensation expense under all plans was as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Stock options	$29	$27	$22
Vesting stock awards	64	51	29
Vested stock awards	1	—	2
ESPP discount	—	11	11
Total stock-based compensation expense	$94	$89	$64

These amounts do not include $3 million, $4 million and $54 million in vested stock issued in fiscal 2009, 2008 and 2007, respectively, as settlement of annual bonus accruals in the following year under the 2006 Equity Incentive Plan and BCP and accrued retirement plan contributions. In addition, the Company recognized $9 million of expense in fiscal 2007 related to dividends paid on unvested shares of vesting stock expected to be forfeited in future periods which is not reflected in the table above.

The tax benefits related to stock-based compensation were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Tax benefits recognized from stock-based compensation	$37	$30	$21
Tax benefits realized from exercise of stock options	54	64	35

The Company recognized excess tax benefits realized from stock options exercised and unvested stock that vested subsequent to its October 2006 reorganization merger and initial public offering as cash inflows from financing activities as required by SFAS No. 123(R) while excess tax benefits realized prior to the reorganization merger and initial public offering were presented as cash flows from operations as previously required by SFAS No. 95 “Statement of Cash Flows.” In fiscal 2007, excess tax benefits realized from stock awards prior to the reorganization merger of $32 million were recorded as additional paid-in capital and shown as cash flows from operations in the accompanying statements of cash flows. Excess tax benefits realized from stock awards after the reorganization merger of $9 million are presented as cash inflows from financing activities as all outstanding stock awards accounted for in accordance with APB Opinion No. 25 were modified as a result of the reorganization merger requiring those stock awards to be accounted for in accordance with SFAS No. 123(R).

Stock Options. Stock options may be granted with exercise prices no less than the fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. All stock options granted under the 2006 Equity Incentive Plan and prior plans were granted with vesting periods of four years and terms of five years, except for stock options granted to the Company’s outside directors in fiscal 2009, which have a vesting period of one year. Stock options granted under the 2006 Equity Incentive Plan were granted with exercise prices equal to fair market value on the date of grant, as defined by the plan. Stock options granted under the SIP were granted with exercise prices equal to the fair value of Science Applications International Corporation’s Class A common stock on the date of grant.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company’s common stock was not publicly-traded until October 13, 2006, the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment.” The Company estimates expected volatility based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the date of grant. The Company uses historical data to estimate forfeitures.

F-22  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used in determining the fair value of stock options granted for the three years ended January 31, 2009 were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Expected term (in years)	3.9	3.9	3.9
Expected volatility	26.2%	26.8%	33.4%
Risk-free interest rate	2.3%	4.5%	4.7%
Dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted in fiscal 2009, 2008 and 2007 using the Black-Scholes option-pricing model was $4.52, $5.01 and $4.84 (as adjusted for the additional stock options issued as a result of the fiscal 2007 special dividend adjustment), respectively.

Stock option activity under the plans for the three years ended January 31, 2009 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2006	55.1	$17.13	2.5	$266
Options granted	9.8	21.99
Options forfeited or expired	(5.5)	15.41
Options exercised	(12.5)	14.17		90
Special dividend adjustment	26.4	(6.07)
Outstanding at January 31, 2007	73.3	12.23	2.3	463
Options granted	6.2	17.78
Options forfeited or expired	(5.5)	13.06
Options exercised	(20.5)	10.61		163
Outstanding at January 31, 2008	53.5	13.41	2.1	294
Options granted	6.1	18.78
Options forfeited or expired	(3.2)	13.27
Options exercised	(16.5)	11.38		132
Outstanding at January 31, 2009	39.9	15.08	2.1	186
Vested and expected to vest in the future as of January 31, 2009	37.8	14.95	2.0	181
Available for grant under the 2006 Equity Incentive Plan at January 31, 2009	96.0

In fiscal 2007, the stock options outstanding as of the special dividend record date were adjusted to maintain their pre-dividend fair value as required by the terms of the SIP. This resulted in an increase in the number of stock options outstanding and a reduction in the exercise price of each stock option outstanding. Stock-based compensation was not affected by this adjustment as the fair value of these stock options was the same before and after the modification. In fiscal 2009, 2008 and 2007, the Company received cash from exercises of stock options of $31 million, $34 million and $33 million, respectively, and stock exchanged at fair value upon exercise of stock options of $156 million, $184 million and $143 million, respectively.

A summary of the options outstanding as of January 31, 2009 was as follows:

Range of exercise prices	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$12.17 to $12.71	5.5	$12.26	0.2	5.5	$12.26	0.2
$13.52 to $14.09	10.3	13.55	1.2	5.4	13.55	1.2
$14.46 to $14.64	12.2	14.61	2.1	5.0	14.60	2.1
$15.76 to $18.70	5.7	17.47	3.1	1.3	17.37	3.1
$18.73 to $20.94	6.2	18.85	4.2	0.1	20.09	3.9
	39.9	15.08	2.1	17.3	13.76	1.3

SAIC, Inc. Annual Report  F-23

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value for options exercisable at January 31, 2009 was $103 million.

As of January 31, 2009, there was $39 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the 2006 Equity Incentive Plan and the SIP, which is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense is measured at the grant date and generally recognized over the vesting period of four years except for stock options granted to the Company’s outside directors in fiscal 2009, which will be recognized over the vesting period of one year.

Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plan. The vesting stock award information presented below separately discloses activity for vesting stock awards under (i) the 2006 Equity Incentive Plan and BCP and (ii) the Stock Compensation Plans.

Vesting stock award activity for the year ended January 31, 2009 and the unvested shares outstanding under the 2006 Equity Incentive Plan and BCP were as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2008	8.0	$18.97
Awards granted	4.5	18.76
Awards forfeited	(0.8)	18.80
Awards vested	(2.3)	19.01
Unvested at January 31, 2009	9.4	18.88

As of January 31, 2009, there was $96 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the 2006 Equity Incentive Plan and BCP which is expected to be recognized over a weighted average period of 2.5 years. The fair value of vesting stock awards that vested under the 2006 Equity Incentive Plan and BCP in fiscal 2009, 2008 and 2007 was $42 million, $32 million and $33 million, respectively.

Stock Compensation Plans. Vesting stock award activity under the Stock Compensation Plans for the year ended January 31, 2009 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2008	2.2	$17.35
Awards granted	0.4	18.73
Awards forfeited	(0.2)	17.58
Awards vested	(0.4)	15.12
Unvested at January 31, 2009	2.0	18.11

As of January 31, 2009, there was $13 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards granted under the Stock Compensation Plans which is expected to be recognized over a weighted average period of 2.4 years. The fair value of vesting stock awards that vested under the Stock Compensation Plans in fiscal 2009, 2008 and 2007 was $8 million, $8 million and $12 million, respectively.

Note 11—Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Impairment losses on investments	$(14)	$(13)	$(1)
Net gain on sale of other investments	6	1	1
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	(9)	6	2
Other	2	3	3
Total other income (expense), net	$(15)	$(3)	$5

F-24  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded impairment losses on its ownership interests in Danet GmbH and certain private equity securities held by the Company’s venture capital subsidiary totaling $29 million in fiscal 2009 due to other-than-temporary declines in their fair values, as measured using Level 2 inputs (as defined by SFAS No. 157) consisting of market prices of comparable companies, caused by poor business performance, contraction in credit markets and general declines in global economic conditions in fiscal 2009. The impairment losses on investments in fiscal 2008 and 2007 were due to declines in the fair value of private equity securities held by the Company’s venture capital subsidiary that were deemed to be other-than-temporary. The carrying value of the Company’s investments as of January 31, 2009 was $13 million, excluding its investment in Danet GmbH, which was sold subsequent to January 31, 2009.

Note 12—Income Taxes:

Income from continuing operations before income taxes included the following:

	Year Ended January 31
	2009	2008	2007
	(in millions)
United States	$696	$613	$562
Foreign	7	20	34
	$703	$633	$596

The provision for income taxes related to continuing operations included the following:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Current:
Federal	$196	$225	$214
State	38	37	34
Foreign	7	7	10
Deferred:
Federal	15	(21)	(21)
State	—	(6)	(5)
Foreign	—	1	(1)
	$256	$243	$231

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate (35%) to income from continuing operations before income taxes follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Amount computed at statutory rate	$246	$222	$209
State income taxes, net of federal tax benefit	25	19	19
Change in accruals for uncertain tax positions	(8)	—	(6)
Employee stock purchase plan	(1)	3	4
Other	(6)	(1)	5
	$256	$243	$231
Effective income tax rate	36.4%	38.4%	38.8%

The decrease in the effective tax rate for fiscal 2009 when compared to fiscal 2008 and 2007 was primarily attributable to the reversal of $9 million in accruals for unrecognized tax benefits as a result of a settlement of federal and state tax audits for amounts different than the recorded accruals for uncertain tax positions, as well as a reduction in non-deductible expenses for income taxes due to changes in the ESPP discount effective January 1, 2008. This reduction is partially offset by an increase in non-deductible expenses for the penalty portion of an adverse verdict in the Company’s dispute with the Nuclear Regulatory Commission.

SAIC, Inc. Annual Report  F-25

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2009	2008
	(in millions)
Accrued vacation pay	$79	$64
Investments	16	25
Deferred compensation	33	32
Vesting stock bonuses	36	23
State taxes	2	2
Employee benefit contributions	11	7
Other	45	26
Total deferred tax assets	222	179
Deferred revenue	(54)	(24)
Fixed asset basis difference	(10)	(10)
Intangible assets	(41)	(30)
Total deferred tax liabilities	(105)	(64)
Net deferred tax assets, before valuation allowance	117	115
Valuation allowance	(2)	(1)
Net deferred tax assets	$115	$114

At January 31, 2009, the Company had $11 million of federal net operating loss (NOL) carryforwards, which will begin to expire in fiscal 2010 to 2024. The Company expects to fully utilize these NOL carryforwards before they expire.

The following is a reconciliation of the beginning of year and end of year amount of unrecognized tax benefits, excluding accrued interest and penalties:

	Year Ended January 31
	2009	2008
	(in millions)
Unrecognized tax benefits at beginning of year	$53	$48
Additions for tax positions related to current year	9	6
Additions for tax positions related to prior years	5	16
Reductions for tax positions related to prior years	(5)	(5)
Settlements with taxing authorities	(30)	—
Lapse of statute of limitations	(1)	(12)
Unrecognized tax benefits at end of year	$31	$53

In fiscal 2009, the Company’s unrecognized tax benefits decreased primarily due to the resolution of certain tax contingencies with the tax authorities, including $26 million ($17 million of which related to discontinued operations) that was recognized as an income tax benefit in fiscal 2009.

As of January 31, 2009, the total amount of unrecognized tax benefits, net of deferred taxes and excluding accrued interest and penalties, that would affect the Company’s effective tax rate if recognized is $22 million for continuing operations and $1 million for discontinued operations. The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense. The amount of interest and penalties recognized in the consolidated statements of income was $5 million and $4 million in fiscal 2009 and 2008, respectively. At January 31, 2009 and 2008, accrued interest and penalties totaled $6 million and $9 million, respectively.

The balance of unrecognized tax benefits at January 31, 2009 included a liability for uncertain tax positions of $34 million, all of which was classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2008 included a liability for uncertain tax positions of $58 million, of which $32 million was classified as current income taxes payable and $26 million was classified as other long-term liabilities on the consolidated balance sheet.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. During the next 12 months, it is reasonably

F-26  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $2 million of the Company’s unrecognized tax benefits (all of which relates to discontinued operations), depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax.

The Company has effectively settled with the IRS and many states for fiscal years prior to and including fiscal 2006. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

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

	Year Ended January 31
	2009	2008	2007
	(in millions)
Net income	$452	$416	$390
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	3	4
Deferred taxes	10	(1)	(2)
Foreign currency translation adjustments, net of tax	(16)	2	2
Reclassification of realized loss on settled derivative instruments to net income	2	3	3
Deferred taxes	(1)	(1)	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	1	2	2
Pension liability adjustments, net of tax	(11)	—	11
Total other comprehensive income (loss), net of tax	(26)	4	15
Comprehensive income	$426	$420	$405

As a result of the Company’s adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” on January 31, 2007, the Company’s pension liability increased by $15 million and accumulated comprehensive loss, net of tax, increased by $10 million.

The components of accumulated other comprehensive loss were as follows:

	January 31
	2009	2008
	(in millions)
Foreign currency translation adjustments, net of taxes of $6 million and $4 million as of January 31, 2009 and 2008, respectively	$(13)	$3
Unrealized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million and $5 million as of January 31, 2009 and 2008, respectively	(6)	(7)
Unrealized loss on defined benefit plan, net of taxes of $12 million and $8 million as of January 31, 2009 and 2008, respectively	(30)	(19)
Total accumulated other comprehensive loss, net of taxes of $22 million and $17 million as of January 31, 2009 and 2008, respectively	$(49)	$(23)

As of January 31, 2009, less than $1 million of the unrealized net loss on settled derivative instruments will be amortized and recognized as interest expense during the next 12 months.

SAIC, Inc. Annual Report  F-27

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options extending the leases from one to 20 years. Certain of the leases contain purchase options and provisions for periodic rate escalations to reflect cost-of-living increases. Certain equipment, primarily computer-related, is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $135 million, $134 million and $123 million in fiscal 2009, 2008 and 2007, respectively, which is net of lease or sublease income of $12 million, $10 million and $8 million in fiscal 2009, 2008 and 2007, respectively.

In fiscal 2004, the Company was awarded a contract with the Greek Government (Note 18) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $65 million related to this contract at January 31, 2009 is not reflected in the future minimum lease commitments table below.

Future minimum lease commitments and lease or sublease receipts, primarily for facilities under non-cancelable operating leases in effect at January 31, 2009 are as follows:

Year Ending January 31	Operating lease commitment	Lease or sublease receipts
	(in millions)
2010	$116	$10
2011	93	7
2012	69	7
2013	47	7
2014	33	5
2015 and thereafter	77	48
	$435	$84

As of January 31, 2009, the Company had capital lease obligations of $3 million that are payable over the next five years.

Note 15—Supplementary Income Statement and Cash Flow Information:

Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases was $59 million, $52 million and $45 million in fiscal 2009, 2008 and 2007, respectively.

Internal research and development costs of $46 million, $48 million and $34 million in fiscal 2009, 2008 and 2007, respectively, were included in selling, general and administrative expenses.

Cash paid for interest amounted to $77 million, $87 million and $85 million in fiscal 2009, 2008 and 2007, respectively.

Cash paid for income taxes amounted to $269 million, $217 million and $195 million in fiscal 2009, 2008 and 2007, respectively.

The non-cash investing and financing activities were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Stock exchanged upon exercise of stock options	$156	$184	$143
Stock issued for settlement of accrued employee benefits	$3	$4	$54
Increase (decrease) in accrued share repurchases	$(6)	$5	$1
Fair value of assets acquired in acquisitions	$224	$204	$431
Cash paid in acquisitions, net of cash acquired of $5 million, $29 million and $14 million in fiscal 2009, 2008 and 2007, respectively	(201)	(144)	(377)
Accrued acquisition payments, net	(9)	(1)	(9)
Liabilities assumed in acquisitions	$14	$59	$45

F-28  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company completed a reorganization transaction in fiscal 2008 involving its 55% interest in AMSEC LLC, whereby the Company disposed of its 55% interest in AMSEC LLC in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC, resulting in the following non-cash investing and financing activities (in millions):

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

Using the management approach, the Company has three reportable segments: Government, Commercial, and Corporate and Other. The Company’s operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. The Corporate and Other segment includes the operations of the Company’s internal real estate management subsidiary, various corporate activities and certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers. In addition, in certain circumstances, for management purposes as determined by the CODM, certain revenue and expense items related to operating business units are excluded from the evaluation of a business unit’s operating performance and are reflected in the Corporate and Other segment.

Business units in the Government segment provide technical services and products through contractual arrangements as either a prime contractor or subcontractor to other contractors, primarily for departments and agencies of the U.S. Government. Operations in the Government segment are subject to specific regulatory accounting and contracting guidelines such as U.S. Government Cost Accounting Standards (CAS) and Federal Acquisition Regulations. The Commercial segment’s business unit provides technical services and products primarily to customers in commercial markets and its operations are generally not subject to specific regulatory accounting or contracting guidelines.

Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the business units or as required by CAS. Asset information by segment is not a key measure of performance used by the CODM but the CODM does monitor capital expenditures. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

Beginning in fiscal 2009, certain operating business units within the Government segment recognized revenues for consulting and information technology services provided to the Company’s Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

SAIC, Inc. Annual Report  F-29

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize business segment information:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Revenues:
Government segment	$9,597	$8,417	$7,542
Commercial segment	476	509	518
Intersegment elimination	(3)	—	—
Total revenues	$10,070	$8,926	$8,060
Operating income (loss):
Government segment	$773	$663	$569
Commercial segment	36	44	46
Corporate and Other segment	(33)	(34)	(43)
Total operating income	$776	$673	$572
Capital expenditures:
Government segment	$42	$48	$43
Commercial segment	6	4	1
Corporate and Other segment	11	9	29
Total capital expenditures	$59	$61	$73
Depreciation and amortization:
Government segment	$76	$63	$60
Commercial segment	3	2	2
Corporate and Other segment	10	12	9
Total depreciation and amortization	$89	$77	$71

The following tables summarize revenues and long-lived assets (which include property, plant and equipment, intangible assets, goodwill, deferred income taxes and other assets) by geographic location of the entity that is either performing the services or has the rights to the assets:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Revenues:
United States	$9,892	$8,712	$7,820
United Kingdom	139	166	178
All other countries	39	48	62
Total revenues	$10,070	$8,926	$8,060

	January 31
	2009	2008
	(in millions)
Long-lived assets:
United States	$1,767	$1,659
United Kingdom	29	30
All other countries	35	45
Total long-lived assets	$1,831	$1,734

In fiscal 2009, 2008, and 2007, 88%, 87% and 88%, respectively, of the Company’s total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. As a percentage of total revenues, customers comprising 10% or more of total revenues were as follows:

	Year Ended January 31
	2009	2008	2007
U.S. Army	24%	21%	18%
U.S. Navy	12	12	12

F-30  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Discontinued Operations:

In October 2008, management committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment. The Company recorded a $6 million impairment charge during fiscal 2009 in connection with its assessment of the fair value of this business, which was classified as held for sale as of January 31, 2009 and was sold in March 2009.

AMSEC LLC

In July 2007, the Company completed a reorganization transaction involving AMSEC LLC. Before this transaction was completed, AMSEC LLC was jointly owned 55% by the Company and 45% by another party, and AMSEC LLC’s results were reported as a consolidated majority-owned subsidiary of the Company within the Government segment. The reorganization transaction resulted in the disposition of the Company’s 55% interest in AMSEC LLC, in exchange for the acquisition by the Company of certain divisions and subsidiaries of AMSEC LLC. The Company no longer owns any interest in AMSEC LLC. The Company applied purchase accounting to the AMSEC LLC divisions and subsidiaries that were acquired and recorded the divested portion of the business as a sale at fair value. The parties have a mutual indemnification arrangement for pre-transaction events. The Company recorded a pre-tax gain on sale of $31 million in discontinued operations in fiscal 2008.

ANX

In October 2006, the Company completed the sale of ANXeBusiness Corp. (ANX), a majority-owned subsidiary, for proceeds of $27 million. The Company recorded a gain on sale before income taxes of $19 million in fiscal 2007.

The operating results of the business that is held for sale, the divested portion of AMSEC LLC (other than the divisions and subsidiaries that the Company acquired in the reorganization transaction) and ANX have been classified as discontinued operations for all periods presented. The operating results of these discontinued operations prior to sale in fiscal 2009, 2008 and 2007 were as follows:

	Year Ended January 31
	2009	2008	2007
	(in millions)
Revenues	$8	$115	$247
Costs and expenses:
Cost of revenues	6	108	215
Impairment of goodwill, intangible assets and other assets	6	—	—
Selling, general and administrative expenses	7	8	14
Non-operating income	—	—	3
Income (loss) before minority interest in income of consolidated subsidiaries and income taxes	$(11)	$(1)	$21

In addition to the operating results presented above, the Company’s results of discontinued operations for fiscal 2009, 2008 and 2007 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. (Note 18) and the gains related to the divestiture of a portion of AMSEC LLC, in fiscal 2008 and the sale of ANX in fiscal 2007. The Company recognized the resulting pre-tax net losses of $8 million in fiscal 2009 and pre-tax net gains of $34 million and $19 million in fiscal 2008 and 2007, respectively.

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200 million plus interest, legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid

  SAIC, Inc. Annual Report  F-31

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Telcordia $9 million of uncontested damages in June 2007 relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

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

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator is scheduled for April 2009 during which the parties will be allowed to question the third-party expert regarding the findings in his November 2008 report. It is anticipated that another hearing before the third-party expert regarding other technical issues will occur sometime after the April 2009 hearing. Given the current schedule, the damage phase of the arbitration is unlikely to be completed before late 2009.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2009.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $11 million and ten years of TETRA radio network services for approximately $106 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and began using the System. The Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer identified numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

Modifications of Contract. In March 2007, the Company and the Customer executed a modification to the Greek contract which established specific requirements, contract terms, and a payment schedule under which the various subsystems could be completed. The modification included terms under which the Customer would accept 20 of the 29 subsystems comprising the System within 70 days of the execution of the modification, and revised terms and specifications for the continued development of nine subsystems and the integration and final test of the entire System. The March 2007 modification also included terms providing for payment for the services that the Company had rendered under the Greek contract; reduction of portions of the advance payment and performance bonds maintained by the Company in favor of the Customer; and terms under which the Company would provide maintenance services on the System prior to and following System acceptance.

In September 2007, the Greek contract was further modified to provide for an extension of the system development portion of the Greek contract to October 2008, as previously agreed.

F-32   SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with certain identified omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of $28 million, which value is to be withheld from the remainder of the contract price owed to the Company under the terms of the contract. Of this $28 million, the Company is directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million and the remainder is the responsibility of the Company’s subcontractors under the terms of their subcontracts. The contract provides for a specified period during which the Company and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by the Company, a reduction in the amount paid to the Company, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to the Company.

•

Following System acceptance, the Customer did not initiate the contractually required process for resolution of omissions and deviations. Accordingly, in January 2009, the Company requested that pre-arbitration negotiations be conducted in accordance with the requirements of the disputes clause of the Greek contract. The parties are presently engaged in discussions on the framework of such negotiations. If agreement is not reached on the disputes, either party may initiate arbitration.

•	To date, the Customer is current on its payment for TETRA network and maintenance services rendered by the Company under the Greek contract.

•

The Customer has reduced the advance payment, performance and offset bonds requirement by $162 million, leaving $94 million outstanding as of January 31, 2009. The Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $61 million and the performance bonds by approximately $21 million. The Company expects the remaining performance and offset bonds of $12 million will be reduced as services continue to be rendered primarily on the TETRA services portion of the contract, and as the Company fulfills its offset contract obligations. Subsequent to January 31, 2009, the Customer reduced a portion of the advance payment and performance bonds leaving $38 million of advance payment, performance and offset bonds outstanding as of March 25, 2009.

•

The Customer’s acceptance in November 2008 entitles the Company to a payment of $18 million, which represents the amount owed to the Company. Of this amount, the Company will retain approximately $9 million and the remainder will be paid to subcontractors. The Company invoiced for this payment in December 2008, and although the contract requires payment within 30 days, the Customer has not yet paid. As described below, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract and accordingly, did not recognize any revenue in connection with the issuance of this invoice. Additional payments for the system development portion of this contract may be received upon completion of the negotiations to resolve omissions and deviations.

•

Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Siemens agreed to pay fines and penalties of over $1 billion to authorities in Germany and the U.S. to resolve certain of these investigations. The Company’s subcontractor previously represented to the Company that it had not made improper payments in connection with the Greek contract. The Company has taken a number of actions to confirm the accuracy of its subcontractor’s representations. If the subcontractor’s representations are ultimately determined to be false and improper payments were in fact made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of January 31, 2009. Other than gains and losses caused by foreign exchange rate changes on the receivable for value added taxes associated with payments made to subcontractors on this contract, no profits or losses were recorded in fiscal 2009, 2008 and 2007. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification executed in March 2007 resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarified the parties’ responsibilities. If the Company receives future payments as

  SAIC, Inc. Annual Report  F-33

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Although the Company expects to receive additional payments in accordance with the terms of the modified Greek contract, the Company’s accounting as of January 31, 2009 was based on cash received to date. Through January 31, 2009, the Company has recognized revenues of $170 million, which represents a portion of the $213 million of cash received to date. The Company recognized $13 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the year ended January 31, 2009.

The Company has $14 million of accounts receivable (classified as other current assets) relating to value added taxes (VAT) as of January 31, 2009 that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $32 million for VAT and is awaiting payment. Failure by the Customer to pay any future VAT amounts could result in an additional obligation payable by the Company to the Greek taxing authorities and could increase the Company’s total losses on the Greek contract.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of January 31, 2009, these bonding requirements have been met through the issuance of $94 million in standby letters of credit. As discussed above, the Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment and performance bonds. Subsequent to January 31, 2009, the Customer reduced a portion of the advance payment and performance bonds leaving $38 million of advance payment, performance and offset bonds outstanding as of March 25, 2009. If the standby letters of credit are called based on a future failure to fulfill the Company’s services obligations under the Greek contract, the Company may have the right to call some of the $61 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

If the Company and the Company’s subcontractors are unable to perform services in accordance with the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against the Company, the Company’s bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill the Company’s obligations. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company filed post-trial motions in October 2008 challenging the judgment. If the post-trial motions are denied, the Company intends to file an appeal. The Company has recorded a liability for the full judgment amount of $7 million for this matter as of January 31, 2009.

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

F-34  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTESA is a defendant in a number of lawsuits brought by former employees seeking unpaid severance and pension benefits. In addition to PDVSA, the Company was added as defendants in a number of these suits. Based on the procedural standing of these cases and the Company’s understanding of applicable laws and facts, the Company believes that its exposure to any possible loss related to these employment claims is remote.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2009, the Company has deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Other Joint Ventures

On February 23, 2009, the Company sold its ownership interest in Danet GmbH (Danet), which had been accounted for under the equity method of accounting. The Company has obligations to indemnify the buyer against certain liabilities of Danet. The Company recorded impairment losses on its ownership interest in Danet of $14 million in fiscal 2009, which reduced the carrying value of the Company’s investment in Danet as of January 31, 2009 to the amount of net proceeds to be received. This sale eliminated certain obligations the Company had to provide liquidity rights to other Danet investors in certain circumstances.

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. Due to the nature of the guarantee, the Company is not able to project the maximum potential obligation it could be required to make under the guarantee as of January 31, 2009. However, based on current conditions, the Company believes the likelihood of having to make any payment is remote. Accordingly, no liability relating to this guarantee is currently recorded. Performance of the joint venture’s contract related to this guarantee is expected to be completed during the year ended January 31, 2010.

In September 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company, that will pursue contracts offered by the DOE’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total value of up to $217 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2009, the fair value of the guarantee was not material.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $139 million at January 31, 2009, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $94 million was related to the firm-fixed-price contract with the Greek government described above. The Company also has outstanding surety bonds in the amount of $271 million, principally related to performance and payment bonds.

Other

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company due to of its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

  SAIC, Inc. Annual Report  F-35

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Government agencies routinely audit and review their contractors’ performance on contracts, cost structure, pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. Such audits and reviews may result in adjustments to contract costs, and costs found to be improperly allocated must be refunded to customers as required. In addition, the U.S. Government may apply penalties under certain circumstances. The Company’s indirect contract cost audits have not been completed for fiscal 2005 and later years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed the Company’s estimates, its profitability could be adversely affected. The Company has recorded a liability of $22 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $29 million and $25 million as of January 31, 2009 and 2008, respectively.

The Company is subject to routine compliance reviews by the IRS and other taxing authorities. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material adverse effect on its consolidated financial position, results of operations or cash flows (Note 12).

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $1 million to $24 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $600,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. In March 2009, the judge’s decision on the Company’s motion was affirmed on appeal. The discovery phase of the litigation is proceeding. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of January 31, 2009.

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, approximately $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to reduce its prices for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award. While the Company believes that the escrowed amounts will be adequate to cover any potential liability for non-compliance with the terms of these contracts, if the eventual liability exceeds the escrowed amount, the Company has indemnification rights to recover additional amounts from the sellers under the terms of the acquisition agreement. However, the Company can give no assurance as to the final amount of the liability for non-compliance with these contracts or the outcome of any claims against the sellers, which could have a material adverse effect on its results of operations or cash flows.

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

As permitted by SEC rules, the following consolidating financial statement information is provided as an alternative to filing separate financial statements of the Subsidiary Issuer. The consolidating financial statement information should be read in conjunction with the consolidated financial statements of the Company and notes thereto of which this note is an integral part.

The following tables present consolidating financial information for the Parent and the Subsidiary Issuer on an equity method of accounting since October 16, 2006, the effective date of the reorganization merger.

SAIC, Inc. and Subsidiaries

Consolidating Statements of Income

	Year Ended January 31, 2009
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$10,070	$—	$10,070
Costs and expenses:
Cost of revenues	—	8,692	—	8,692
Selling, general and administrative expenses	—	602	—	602
Operating income	—	776	—	776
Non-operating income (expense):
Interest income	42	20	(42)	20
Interest expense	—	(120)	42	(78)
Other expense, net	—	(15)	—	(15)
Equity in net income of consolidated subsidiaries	425	—	(425)	—
Income from continuing operations before income taxes	467	661	(425)	703
Provision for income taxes	(15)	(241)	—	(256)
Income from continuing operations	452	420	(425)	447
Discontinued operations:
Loss from discontinued operations before income taxes	—	(19)	—	(19)
Benefit for income taxes	—	24	—	24
Income from discontinued operations	—	5	—	5
Net income	$452	$425	$(425)	$452

  SAIC, Inc. Annual Report  F-37

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$8,926	$—	$8,926
Costs and expenses:
Cost of revenues	—	7,686	—	7,686
Selling, general and administrative expenses	—	567	—	567
Operating income	—	673	—	673
Non-operating income (expense):
Interest income	70	53	(67)	56
Interest expense	—	(157)	67	(90)
Minority interest in income of consolidated subsidiaries	—	(3)	—	(3)
Other expense, net	—	(3)	—	(3)
Equity in net income of consolidated subsidiaries	371	—	(371)	—
Income from continuing operations before income taxes	441	563	(371)	633
Provision for income taxes	(25)	(218)	—	(243)
Income from continuing operations	416	345	(371)	390
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	33	—	33
Minority interest in income of consolidated subsidiaries	—	(2)	—	(2)
Provision for income taxes	—	(5)	—	(5)
Income from discontinued operations	—	26	—	26
Net income	$416	$371	$(371)	$416

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Revenues	$—	$8,060	$—	$8,060
Costs and expenses:
Cost of revenues	—	6,974	—	6,974
Selling, general and administrative expenses	—	514	—	514
Operating income	—	572	—	572
Non-operating income (expense):
Interest income	18	100	(2)	116
Interest expense	—	(94)	2	(92)
Minority interest in income of consolidated subsidiaries	—	(5)	—	(5)
Other income, net	—	5	—	5
Equity in net income of consolidated subsidiaries	100	—	(100)	—
Income from continuing operations before income taxes	118	578	(100)	596
Provision for income taxes	(7)	(224)	—	(231)
Income from continuing operations	111	354	(100)	365
Discontinued operations:
Income from discontinued operations before minority interest in income of consolidated subsidiaries and income taxes	—	40	—	40
Minority interest in income of consolidated subsidiaries	—	(9)	—	(9)
Provision for income taxes	—	(6)	—	(6)
Income from discontinued operations	—	25	—	25
Net income	$111	$379	$(100)	$390

F-38  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Balance Sheets

	January 31, 2009
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$936	$—	$936
Receivables, net	—	1,889	—	1,889
Inventory, prepaid expenses and other current assets	—	385	—	385
Assets of discontinued operations	—	7	—	7
Total current assets	—	3,217	—	3,217
Property, plant and equipment, net	—	357	—	357
Intangible assets, net	—	88	—	88
Goodwill	—	1,249	—	1,249
Deferred income taxes	—	86	—	86
Other assets	1,186	51	(1,186)	51
Investment in consolidated subsidiaries	898	—	(898)	—
	$2,084	$5,048	$(2,084)	$5,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,178	$—	$1,178
Accrued payroll and employee benefits	—	487	—	487
Notes payable and long-term debt, current portion	—	17	—	17
Liabilities of discontinued operations	—	1	—	1
Total current liabilities	—	1,683	—	1,683
Notes payable and long-term debt, net of current portion	—	2,285	(1,186)	1,099
Other long-term liabilities	—	182	—	182
Total stockholders’ equity	2,084	898	(898)	2,084
	$2,084	$5,048	$(2,084)	$5,048

	January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,096	$—	$1,096
Receivables, net	—	1,884	—	1,884
Inventory, prepaid expenses and other current assets	—	252	—	252
Assets of discontinued operations	—	15	—	15
Total current assets	—	3,247	—	3,247
Property, plant and equipment, net	—	392	—	392
Intangible assets, net	—	94	—	94
Goodwill	—	1,076	—	1,076
Deferred income taxes	—	71	—	71
Other assets	1,187	101	(1,187)	101
Investment in consolidated subsidiaries	687	—	(687)	—
	$1,874	$4,981	$(1,874)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6	$1,103	$—	$1,109
Accrued payroll and employee benefits	—	562	—	562
Income taxes payable	—	64	—	64
Notes payable and long-term debt, current portion	—	130	—	130
Liabilities of discontinued operations	—	2	—	2
Total current liabilities	6	1,861	—	1,867
Notes payable and long-term debt, net of current portion	—	2,285	(1,187)	1,098
Other long-term liabilities	—	148	—	148
Total stockholders’ equity	1,868	687	(687)	1,868
	$1,874	$4,981	$(1,874)	$4,981

SAIC, Inc. Annual Report  F-39

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAIC, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

	Year Ended January 31, 2009
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$43	$540	$—	$583
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(59)	—	(59)
Acquisitions of businesses, net of cash acquired of $5 million	—	(201)	—	(201)
Payments for businesses acquired in previous years	—	(3)	—	(3)
Other	—	14	—	14
Total cash flows used in investing activities	—	(249)	—	(249)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(113)	—	(113)
Proceeds (payments) on intercompany obligations	(43)	43	—	—
Sales of stock and exercise of stock options	—	76	—	76
Repurchases of stock	—	(445)	—	(445)
Payment of a special dividend	—	(1)	—	(1)
Excess tax benefits from stock-based compensation	—	56	—	56
Total cash flows used in financing activities	(43)	(384)	—	(427)
Decrease in cash and cash equivalents from continuing operations	—	(93)	—	(93)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(41)	—	(41)
Cash used in investing activities of discontinued operations	—	(10)	—	(10)
Decrease in cash and cash equivalents from discontinued operations	—	(51)	—	(51)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16)	—	(16)
Total decrease in cash and cash equivalents	—	(160)	—	(160)
Cash and cash equivalents at beginning of year	—	1,096	—	1,096
Cash and cash equivalents at end of year	$—	$936	$—	$936

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Year Ended January 31, 2009
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$445
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$79
Stock-based compensation recognized by Subsidiary Issuer	$94
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$56
Settlement of intercompany obligation by Subsidiary Issuer through issuance of an in-kind dividend	$188

F-40  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2008
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$68	$278	$—	$346
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(61)	—	(61)
Acquisitions of businesses, net of cash acquired of $29 million	—	(144)	—	(144)
Payments for businesses acquired in previous years	—	(1)	—	(1)
Other	—	3	—	3
Total cash flows used in investing activities	—	(203)	—	(203)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(10)	—	(10)
Proceeds (payments) on intercompany obligations	(982)	982	—	—
Sales of stock and exercise of stock options	—	98	—	98
Repurchases of stock	(8)	(301)	—	(309)
Payment of a special dividend	—	(2)	—	(2)
Excess tax benefits from stock-based compensation	—	64	—	64
Other	—	2	—	2
Total cash flows provided by (used in) financing activities	(990)	833	—	(157)
Increase (decrease) in cash and cash equivalents from continuing operations	(922)	908	—	(14)
Cash flows of discontinued operations:
Cash used in operating activities of discontinued operations	—	(4)	—	(4)
Cash provided by investing activities of discontinued operations	—	1	—	1
Decrease in cash and cash equivalents from discontinued operations	—	(3)	—	(3)
Total increase (decrease) in cash and cash equivalents	(922)	905	—	(17)
Cash and cash equivalents at beginning of year—continuing operations	922	187	—	1,109
Cash and cash equivalents at beginning of year—discontinued operations	—	4	—	4
Cash and cash equivalents at beginning of year	922	191	—	1,113
Cash and cash equivalents at end of year	$—	$1,096	$—	$1,096

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Year Ended January 31, 2008
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$301
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$102
Stock-based compensation recognized by Subsidiary Issuer	$89
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$64

SAIC, Inc. Annual Report  F-41

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2007
	Parent	Subsidiary Issuer	Eliminations	Consolidated
	(in millions)
Cash flows provided by operations	$14	$679	$—	$693
Cash flows from investing activities:
Expenditures for property, plant and equipment	—	(73)	—	(73)
Acquisitions of businesses, net of cash acquired of $14 million	—	(377)	—	(377)
Payments for businesses acquired in previous years	—	(1)	—	(1)
Purchases of marketable securities available-for-sale	—	(4,258)	—	(4,258)
Proceeds from sales and maturities of marketable securities available-for-sale	—	5,917	—	5,917
Other	—	3	—	3
Total cash flows provided by investing activities	—	1,211	—	1,211
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(20)	—	(20)
Proceeds (payments) on intercompany obligations	(235)	235	—	—
Sales of stock through initial public offering	1,245	(2)	—	1,243
Sales of stock and exercise of stock options	—	100	—	100
Repurchases of stock	(102)	(622)	—	(724)
Payment of a special dividend	—	(2,439)	—	(2,439)
Excess tax benefits from stock-based compensation	—	9	—	9
Other	—	(2)	—	(2)
Total cash flows provided by (used in) financing activities	908	(2,741)	—	(1,833)
Increase (decrease) in cash and cash equivalents from continuing operations	922	(851)	—	71
Cash flows of discontinued operations:
Cash provided by operating activities of discontinued operations	—	22	—	22
Cash provided by investing activities of discontinued operations	—	15	—	15
Cash used in financing activities of discontinued operations	—	(30)	—	(30)
Increase in cash and cash equivalents from discontinued operations	—	7	—	7
Total increase (decrease) in cash and cash equivalents	922	(844)	—	78
Cash and cash equivalents at beginning of year—continuing operations	—	1,001	—	1,001
Cash and cash equivalents at beginning of year—discontinued operations	—	34	—	34
Cash and cash equivalents at beginning of year	—	1,035	—	1,035
Cash and cash equivalents at end of year—continuing operations	922	187	—	1,109
Cash and cash equivalents at end of year—discontinued operations	—	4	—	4
Cash and cash equivalents at end of year	$922	$191	$—	$1,113

Non-cash changes in the intercompany obligations between the Parent and Subsidiary Issuer were as follows:

Year Ended January 31, 2007
(in millions)
Repurchases of Parent stock by Subsidiary Issuer on behalf of Parent	$21
Sales or issuances of stock by Parent on behalf of Subsidiary Issuer	$43
Stock-based compensation recognized by Subsidiary Issuer	$7
Excess tax benefits from stock-based compensation realized by Subsidiary Issuer	$9

F-42  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two years is as follows:

	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(in millions, except per share amounts)
Fiscal 2009
Revenues	$2,367	$2,554	$2,631	$2,518
Operating income	$174	$189	$205	$208
Income from continuing operations	$105	$105	$118	$119
Income (loss) from discontinued operations	$(2)	$4	$2	$1
Net income	$103	$109	$120	$120
Basic earnings per share (2)	$.26	$.28	$.31	$.31
Diluted earnings per share (2)	$.25	$.27	$.30	$.30

Fiscal 2008
Revenues	$2,009	$2,220	$2,364	$2,333
Operating income	$137	$175	$189	$172
Income from continuing operations	$76	$100	$110	$104
Income (loss) from discontinued operations	$5	$31	$(5)	$(5)
Net income	$81	$131	$105	$99
Basic earnings per share (2)	$.20	$.32	$.26	$.25
Diluted earnings per share (2)	$.19	$.31	$.25	$.24

(1)

Amounts for the first and second quarter of fiscal 2009 as well as all quarters for fiscal 2008 have been reclassified to conform to the presentation of the business which is held for sale at January 31, 2009 as discontinued operations as described in Note 17.

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

SAIC, Inc. Annual Report  F-43