Form 10-Q
period 2009-04-30
SAIC, Inc.
filed 2009-06-04
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, the registrant had 203,872,037 shares of common stock, $.0001 par value per share, issued and outstanding, and 193,118,028 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2009	2008
	(in millions, except per share amounts)
Revenues	$2,649	$2,367
Costs and expenses:
Cost of revenues	2,295	2,052
Selling, general and administrative expenses	150	141
Operating income	204	174
Non-operating income (expense):
Interest income	1	8
Interest expense	(19)	(19)
Other income, net	3	8
Income from continuing operations before income taxes	189	171
Provision for income taxes	(72)	(66)
Income from continuing operations	117	105
Discontinued operations (Note 1):
Loss from discontinued operations before income taxes	(1)	(3)
Benefit for income taxes	—	1
Loss from discontinued operations	(1)	(2)
Net income	$116	$103
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.29	$.25
Loss from discontinued operations	—	—
	$.29	$.25
Diluted:
Income from continuing operations	$.29	$.25
Loss from discontinued operations	(.01)	(.01)
	$.28	$.24

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2009	January 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$898	$936
Receivables, net	2,016	1,889
Inventory, prepaid expenses and other current assets	346	385
Assets of discontinued operations	—	7
Total current assets	3,260	3,217
Property, plant and equipment (less accumulated depreciation and amortization of $340 million and $329 million at April 30, 2009 and January 31, 2009, respectively)	357	357
Intangible assets, net	79	88
Goodwill	1,252	1,249
Deferred income taxes	84	86
Other assets	50	51
	$5,082	$5,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,238	$1,178
Accrued payroll and employee benefits	509	487
Income taxes payable	18	—
Notes payable and long-term debt, current portion	2	17
Liabilities of discontinued operations	—	1
Total current liabilities	1,767	1,683
Notes payable and long-term debt, net of current portion	1,102	1,099
Other long-term liabilities	187	182
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 194 million and 196 million shares issued and outstanding at April 30, 2009 and January 31, 2009, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 205 million and 210 million shares issued and outstanding at April 30, 2009 and January 31, 2009, respectively	—	—
Additional paid-in capital	1,984	1,950
Retained earnings	85	183
Accumulated other comprehensive loss	(43)	(49)
Total stockholders’ equity	2,026	2,084
	$5,082	$5,048

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2009	210	196	$1,950	$183	$(49)	$2,084
Net income	—	—	—	116	—	116	$116
Other comprehensive income, net of tax	—	—	—	—	6	6	6
Issuances of stock	—	9	76	—	—	76	—
Repurchases of stock	(12)	(4)	(80)	(214)	—	(294)	—
Conversion of preferred stock to common stock	7	(7)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	13	—	—	13	—
Stock-based compensation	—	—	25	—	—	25	—
Balance at April 30, 2009	205	194	$1,984	$85	$(43)	$2,026	$122

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2009	2008
	(in millions)
Cash flows from operations:
Net income	$116	$103
Loss from discontinued operations	1	2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	22	22
Stock-based compensation	25	19
Excess tax benefits from stock-based compensation	(13)	(27)
Other items	(1)	(6)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(124)	(38)
Inventory, prepaid expenses and other current assets	40	(33)
Deferred income taxes	—	(1)
Other assets	1	(4)
Accounts payable and accrued liabilities	36	19
Accrued payroll and employee benefits	24	(94)
Income taxes payable	33	47
Other long-term liabilities	3	5
Total cash flows provided by operations	163	14
Cash flows from investing activities:
Expenditures for property, plant and equipment	(12)	(12)
Acquisitions of businesses, net of cash acquired of $1 million in 2008	—	(135)
Payments for businesses acquired in previous years	—	(2)
Other	11	8
Total cash flows used in investing activities	(1)	(141)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(15)	(102)
Sales of stock and exercise of stock options	20	28
Repurchases of stock	(223)	(259)
Excess tax benefits from stock-based compensation	13	27
Total cash flows used in financing activities	(205)	(306)
Decrease in cash and cash equivalents from continuing operations	(43)	(433)
Cash flows of discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(1)	1
Cash provided by (used in) investing activities of discontinued operations	5	(2)
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(1)
Effect of foreign exchange rate changes on cash and cash equivalents	1	—
Total decrease in cash and cash equivalents	(38)	(434)
Cash and cash equivalents at beginning of period	936	1,096
Cash and cash equivalents at end of period	$898	$662

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $5 million on sales to unconsolidated affiliates during each of the three months ended April 30, 2009 and 2008.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2009 and for the three months ended April 30, 2009 and 2008 reflects all adjustments, which include normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2010 is referred to as “fiscal 2010” in these notes to condensed consolidated financial statements.

Discontinued Operations

In October 2008, management committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. The Company completed the sale in March 2009.

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Revenues	$1	$2
Costs and expenses:
Cost of revenues	1	1
Selling, general and administrative expenses	—	2
Loss before income taxes	$—	$(1)

In addition to the operating results presented above, the Company’s results of discontinued operations included pre-tax losses of $1 million and $2 million for the three months ended April 30, 2009 and 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc. (Note 8).

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

The supplementary cash flow information, including non-cash investing and financing activities, for the periods noted were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Stock exchanged upon exercise of stock options	$53	$68
Stock issued for settlement of accrued employee benefits	$3	$3
Increase in accrued stock repurchases	$18	$10
Fair value of assets acquired in acquisitions	$—	$138
Cash paid in acquisitions, net of cash acquired of $1 million in 2008	—	(135)
Accrued acquisition payments, net	—	(2)
Liabilities assumed in acquisitions	$—	$1
Cash paid for interest	$—	$5
Cash paid for income taxes	$7	$16

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) also requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for the Company with respect to all business combinations for which the acquisition date is after January 31, 2009. The Company adopted SFAS No. 141(R) on February 1, 2009. The adoption of SFAS No. 141(R) did not materially impact the Company’s consolidated financial position or results of operations directly when it became effective. However, the resolution of uncertain tax positions related to business combinations completed prior to February 1, 2009 at values that differ from recorded amounts will be adjusted through the statement of income, rather than through goodwill.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interests be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. The Company adopted SFAS No. 160 on February 1, 2009, which shall be applied prospectively except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have an impact the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 on February 1, 2009. Since this statement only pertains to disclosures in the notes to consolidated financial statements, its adoption did not impact the Company’s consolidated financial position and results of operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This statement designates unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as “participating securities,” which require an allocation of earnings in calculating earnings per share (EPS) as specified in SFAS No. 128 “Earnings per Share.” The Company’s unvested stock awards are participating securities in accordance with FSP No. EITF 03-6-1. The Company adopted FSP No. EITF 03-6-1 on February 1, 2009, which was applied retrospectively to adjust previously reported basic and diluted EPS for all prior periods presented. The adoption of this statement reduced previously reported EPS for the three months ended April 30, 2008 as follows:

Basic EPS—continuing operations	$(.01)
Basic EPS	$(.01)
Diluted EPS—continuing operations	$—
Diluted EPS	$(.01)

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This statement amends SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require additional disclosure in the sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits. The disclosure requirements of this statement are effective for the Company’s annual financial statements for the fiscal year ending January 31, 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This statement is effective for the Company’s consolidated financial statements for the three and six months ended July 31, 2009 and is not expected to impact the Company’s consolidated financial position and results of operations.

Note 2—Stockholders’ Equity and EPS:

The Company has shares of Class A preferred stock and common stock issued and outstanding. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. The Company has unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents. Under FSP EITF 03-6-1, the Company is required to allocate a portion of its earnings to these unvested stock awards in calculating EPS.

Basic EPS is computed by dividing income less earnings allocable to unvested stock awards by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Income from continuing operations, as reported	$117	$105
Less: allocation of undistributed earnings to unvested stock awards	(3)	(3)
Income from continuing operations, for computing EPS	$114	$102
Net income, as reported	$116	$103
Less: allocation of undistributed earnings to unvested stock awards	(3)	(3)
Net income, for computing EPS	$113	$100

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is provided below. These amounts exclude the weighted average number of unvested stock awards outstanding of 12 million and 11 million during the three months ended April 30, 2009 and 2008, respectively.

	Three Months Ended April 30
	2009	2008
	(in millions)
Basic weighted average number of shares outstanding	392	402
Dilutive common share equivalents—stock options	5	8
Diluted weighted average number of shares outstanding	397	410
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	12	12

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended April 30
	2009	2008
Basic:
Income from continuing operations	$.29	$.25
Loss from discontinued operations	—	—
	$.29	$.25
Diluted:
Income from continuing operations	$.29	$.25
Loss from discontinued operations	(.01)	(.01)
	$.28	$.24

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Stock options	$8	$6
Vesting stock awards	17	13
Total stock-based compensation expense	$25	$19

Stock Options. Stock options granted during the three months ended April 30, 2009 and 2008 have a term of five years and vesting period of four years, except for stock options granted to the Company’s outside directors subsequent to January 31, 2008, which have a vesting period of one year. The fair value of options granted during the periods noted was determined using the following weighted average assumptions:

	Three Months Ended April 30
	2009	2008
Expected term (in years)	3.9	3.9
Expected volatility	30.6%	26.1%
Risk-free interest rate	1.5%	2.3%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2009 and 2008 using the Black-Scholes option-pricing model was $4.78 and $4.49, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the three months ended April 30, 2009 was as follows:

	Shares of stock under options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2009	39.9	$15.08	2.1	$186
Options granted	5.1	18.46
Options forfeited or expired	(1.1)	13.14
Options exercised	(5.0)	12.57		29
Outstanding at April 30, 2009	38.9	15.90	2.5	86
Exercisable at April 30, 2009	20.3	14.63	1.6	71

Stock Awards. Vesting stock award activity for the three months ended April 30, 2009 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2009	11.4	$18.74
Awards granted	4.2	18.46
Awards forfeited	(0.2)	18.72
Awards vested	(2.2)	19.04
Unvested at April 30, 2009	13.2	18.60

The aggregate fair value of vesting stock awards that vested during the three months ended April 30, 2009 and 2008 was $40 million and $32 million, respectively.

Performance-Based Stock Awards. During the three months ended April 30, 2009, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares that will ultimately be awarded can range from zero to 150% of the target awards, which total 600,000 shares, and will be based on the achievement of cumulative growth in diluted EPS from continuing operations and operating margin, weighted equally, as compared to targeted amounts for a three fiscal year period ending January 31, 2012. Compensation expense for performance-based stock awards will be adjusted based on the expected achievement of the performance goals and generally recognized over the three year performance period.

Performance-based stock award activity related to expected awards for the three months ended April 30, 2009 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2009	—	$0.00
Awards granted	0.6	18.46
Outstanding at April 30, 2009	0.6	18.46

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected achievement of the performance goals over the life of the award.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Other Income, Net:

The components of other income, net for the periods noted were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Net gain on sale of investments	$1	$3
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	3
Other	2	2
Total other income, net	$3	$8

The Company recognized less than $1 million of impairment losses on investments during the three months ended April 30, 2009 and 2008. The carrying value of the Company’s investments as of April 30, 2009 was $13 million.

Note 5—Goodwill and Intangible Assets:

Intangible assets, including those arising from preliminary purchase price allocations relating to acquisitions, consisted of the following:

	April 30, 2009			January 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$119	$60	$59	$121	$55	$66
Software and technology	42	27	15	42	25	17
Other	3	2	1	3	2	1
Total amortizable intangible assets	164	89	75	166	82	84
Non-amortizable intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$168	$89	$79	$170	$82	$88

Amortization expense related to amortizable intangible assets was $7 million and $6 million for the three months ended April 30, 2009 and 2008, respectively. There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2009 and 2008. Intangible assets arising from an acquisition made prior to February 1, 2009 decreased $2 million during the three months ended April 30, 2009 due to the finalization of the purchase price allocation.

The estimated annual amortization expense related to amortizable intangible assets as of April 30, 2009 is as follows (in millions):

Fiscal Year Ending January 31
2010 (remainder of the fiscal year)	$16
2011	18
2012	14
2013	10
2014	7
2015 and thereafter	10
$75

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6—Comprehensive Income and Accumulated Other Comprehensive Loss:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income, but are excluded from net income. Other comprehensive income (loss) amounts are recorded directly as an adjustment to stockholders’ equity, net of tax, and were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Net income	$116	$103
Other comprehensive income:
Foreign currency translation adjustments	8	—
Deferred taxes	(2)	—
Foreign currency translation adjustments, net of tax	6	—
Total other comprehensive income, net of tax	6	—
Comprehensive income	$122	$103

The components of accumulated other comprehensive loss were as follows:

	April 30, 2009	January 31, 2009
	(in millions)
Foreign currency translation adjustments, net of taxes of $4 million and $6 million as of April 30, 2009 and January 31, 2009, respectively	$(7)	$(13)
Unrealized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of April 30, 2009 and January 31, 2009	(6)	(6)
Unrealized loss on defined benefit plan, net of taxes of $12 million as of April 30, 2009 and January 31, 2009	(30)	(30)
Total accumulated other comprehensive loss, net of taxes of $20 million and $22 million as of April 30, 2009 and January 31, 2009, respectively	$(43)	$(49)

As of April 30, 2009, less than $1 million of the unrealized net loss on settled derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 7—Business Segment Information:

As of February 1, 2009, certain operations were transferred between the Company’s Government and Commercial segments. The following summarizes interim business segment information with prior year amounts adjusted for discontinued operations and for consistency with the current year’s presentation:

	Three Months Ended April 30
	2009	2008
	(in millions)
Revenues:
Government segment	$2,536	$2,249
Commercial segment	114	118
Intersegment elimination	(1)	—
Total revenues	$2,649	$2,367
Operating income (loss):
Government segment	$204	$176
Commercial segment	7	3
Corporate and Other segment	(7)	(5)
Total operating income	$204	$174

As described in more detail in Note 16 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the majority of corporate expenses are reflected in the Government

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and Commercial segments based on agreed-upon allocations to the business units or as required by U.S. Government Cost Accounting Standards. The Corporate and Other segment reflects corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments.

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to the Company’s Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

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

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator was held in April 2009 during which the parties were allowed to question the third-party expert regarding the findings in his November 2008 report. It is anticipated that another hearing before the third-party expert regarding other technical issues will be held in October 2009 and that the final hearing before the arbitrator will be held in February 2010. Given the current schedule, the damage phase of the arbitration is anticipated to be completed in the first quarter of fiscal 2011.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2009.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS),

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $11 million and ten years of TETRA radio network services for approximately $109 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with certain alleged omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of approximately $27 million, which value is to be withheld from the remainder of the contract price owed to the Company under the terms of the contract. Of this $27 million, the Company is directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million and the remainder is the responsibility of the Company’s subcontractors under the terms of their subcontracts. The contract provides for a specified period during which the Company and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by the Company, a reduction in the amount paid to the Company, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to the Company.

•

Following System acceptance, the Customer did not initiate the contractually required process for the resolution of alleged omissions and deviations. Accordingly, in January 2009, the Company requested that pre-arbitration negotiations be conducted in accordance with the requirements of the disputes clause of the Greek contract. The parties have discussed the framework of such negotiations, but the Customer has refused to commence negotiations. The Company is considering its contractual and legal options, and expects to initiate arbitration.

•	To date, the Customer is current on its payment for TETRA network and maintenance services rendered by the Company under the Greek contract.

•

The Customer reduced the advance payment, performance and offset bonds requirement by $57 million during the three months ended April 30, 2009, leaving $37 million outstanding as of April 30, 2009. The Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $4 million and the performance bonds by approximately $21 million. The Customer has failed to implement these reductions. The Company expects the remaining performance and offset bonds of $12 million will be reduced as services continue to be rendered primarily on the TETRA services portion of the contract, and as the Company fulfills its offset contract obligations.

•

The Customer’s acceptance in November 2008 entitles the Company to a payment of approximately $18 million, which represents the undisputed portion of the contract balance pertaining to the development portion of the accepted System. Of this amount, the Company will retain approximately $9 million and the remainder will be paid to subcontractors. The Company invoiced for this payment in December 2008, and although the contract requires payment within 30 days, the Customer has not yet paid. As described below, the Company is utilizing the completed-

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

contract method of accounting for the system development portion of this contract and accordingly, did not recognize any revenue in connection with the issuance of this invoice. Additional payments for the system development portion of this contract may be received upon completion of the negotiations to resolve omissions and deviations.

•

Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Siemens agreed to pay fines and penalties of over $1 billion to authorities in Germany and the U.S. to resolve certain of these investigations. The scope of the Greek government’s investigation includes allegations that improper payments were made by Siemens in connection with the Greek contract and other Siemens contracts. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of April 30, 2009. There were no profits or losses recorded during the three months ended April 30, 2009 and 2008. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification executed in March 2007 resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarified the parties’ responsibilities. If the Company receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Through April 30, 2009, the Company has recognized revenues of $170 million, which represents a portion of the $213 million of cash received to date. No revenues or costs on the maintenance portion of the Greek contract were recognized during the three months ended April 30, 2009.

The Company has $16 million of accounts receivable (classified as other current assets) relating to value added taxes (VAT) as of April 30, 2009 that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and is awaiting payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of April 30, 2009, these bonding requirements have been met through the issuance of $37 million in standby letters of credit. As discussed above, the Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment and performance bonds. The Customer has failed to implement these reductions. If the standby letters of credit are called based on a future failure to fulfill the Company’s services obligations under the Greek contract, the Company may have the right to call some of the $27 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

If the Company and the Company’s subcontractors are unable to perform in accordance with the modified Greek contract, damages or claims by the Customer or subcontractors may be successfully asserted against the Company, the Company’s bonds may be called, and the Customer may be able to recover additional contract costs required to fulfill the Company’s obligations. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company filed post-trial motions in October 2008 challenging the judgment, and these motions are still pending. If the post-trial motions are denied, the Company intends to file an appeal. The Company has recorded a liability for the full judgment amount of $7 million for this matter as of April 30, 2009.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of April 30, 2009, the Company has deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and the Company could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company due to its reliance on government contracts. Although the Company can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which the Company is aware and based on management’s current understanding of the facts, the Company does not believe that the outcome of any such matter would likely have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

U.S. Government agencies routinely audit and review a contractor’s performance on government contracts, the accounting, billing, compensation, estimating, purchasing and other systems used by contractors, a contractor’s cost structure, indirect rates, and pricing practices and its compliance with applicable contracting and procurement laws, regulations and standards. Failure to comply with applicable contracting and procurement laws, regulations and standards could result in the U.S. government imposing penalties and sanctions against the contractor, including suspension of payments, increased government scrutiny and approval that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. Government audits and reviews may result in adjustments to contract costs, and costs found to be improperly allocated must be refunded to customers as required. In addition, failure by a contractor to obtain adequate rating from the government agency of its systems could have significant impacts on the contractor’s business

The Company’s indirect contract cost audits have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed the Company’s estimates, its profitability would be affected. The Company has recorded a liability of $22 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS and most states for fiscal years prior to and including fiscal 2006. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

adverse effect on its consolidated financial position, results of operations or cash flows; however, the Company does not expect resolution with respect to reviews by taxing authorities, both domestic and international, to result in material changes to the Company’s liabilities for uncertain tax positions within the next 12 months. As of April 30, 2009, the Company had liabilities for uncertain tax positions of $36 million, including $2 million related to discontinued operations. While the Company believes it has adequate accruals for uncertain tax positions, final settlements could be for amounts greater than or less than its accruals.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows or its ability to conduct business.

New York State Contract Dispute

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $2 million to $22 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $700,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. The discovery phase of the litigation is proceeding. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of April 30, 2009.

Acquisition Indemnification Claims

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

Other

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

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2010 as fiscal 2010.

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

•

improving our operating margin by increasing contract fees (by improving internal collaboration and increasing our growth in higher-margin business areas) and improving our indirect cost structure (through better management of our indirect rate structure, streamlining our overhead infrastructure, and reducing unallowable and unbillable costs);

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

Key financial highlights and events, including progress against these initiatives, during the three months ended April 30, 2009 include:

•

Revenues for the three months ended April 30, 2009 increased 12% over the same period in the prior year, reflecting an internal revenue growth (as defined in “Non-GAAP Financial Measures”) rate of 11%. Our internal revenue growth for the three months ended April 30, 2009 was favorably impacted by increased activity on a number of new and continuing programs in our defense, intelligence, logistics and product support business areas.

•

Operating income as a percentage of revenues increased to 7.7% for the three months ended April 30, 2009 from 7.4% for the same period in the prior year. This increase was primarily due to management’s efforts to control infrastructure costs and general and administrative spending and improved fee rates on several large programs, which were partially offset by a higher percentage of lower margin material and subcontractor (M&S) revenues for the three months ended April 30, 2009 as compared to the same period in the prior year.

•

Income from continuing operations for the three months ended April 30, 2009 increased $12 million over the same period in the prior year primarily due to increased operating income of $30 million from increased revenues and improved operating margins, offset by a $12 million increase in net non-operating expense, which includes a $7 million decrease in interest income, and a $6 million increase in the provision for income taxes.

SAIC, INC.

•

Diluted earnings per share from continuing operations for the three months ended April 30, 2009 increased $.04 per share, or 16%, as compared to the same period in the prior year primarily due to a $12 million, or 11%, increase in income from continuing operations and a 13 million share, or 3%, decline in diluted weighted average shares outstanding primarily due to repurchases under our stock repurchase program.

•

Cash and cash equivalents decreased $38 million during the three months ended April 30, 2009 primarily due to $163 million generated from operations offset by cash used in support of financing activities of $205 million, which consisted primarily of repurchases of our stock of $223 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.6 billion for the three months ended April 30, 2009. Total backlog was $16.7 billion at April 30, 2009 as compared to $16.8 billion at January 31, 2009.

Reportable Segments

We have three reportable segments: Government, Commercial, and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. For additional information regarding our reportable segments, see “Item 1. Business” in Part I and Note 16 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income and Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. In addition, certain operations were transferred between our Government and Commercial segments as of February 1, 2009. Prior year amounts appearing in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been reclassified for consistency with the current year’s presentation.

Key Financial Metrics

Sources of Revenues

We recognize revenues under our contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. The contracting process used for procurement, including indefinite-delivery / indefinite-quantity (IDIQ), U.S. General Services Administration (GSA) Schedule, and other master agreement contract vehicles, does not determine the revenue recognition method.

Bookings and Backlog. We received net bookings worth an estimated $2.6 billion during the three months ended April 30, 2009. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to previously awarded backlog amounts. We calculate bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

SAIC, INC.

The estimated value of our total backlog as of the dates noted was as follows:

	April 30, 2009	January 31, 2009
	(in millions)
Government segment:
Funded backlog	$5,201	$5,102
Negotiated unfunded backlog	10,811	10,960
Total Government segment backlog	$16,012	$16,062
Commercial segment:
Funded backlog	$505	$512
Negotiated unfunded backlog	201	219
Total Commercial segment backlog	$706	$731
Total:
Funded backlog	$5,706	$5,614
Negotiated unfunded backlog	11,012	11,179
Total backlog	$16,718	$16,793

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

The U.S. Department of Defense has recently indicated that one of our largest programs, Future Combat Systems (FCS), will be restructured under a U.S. Army program called Army Brigade Combat Team Modernization. We anticipate that funding for the Army Brigade Combat Team Modernization program will be reduced from the funding that was expected on the FCS program. We currently expect to have a significant role under the restructured program, but discussions are on-going and the extent of our continuing involvement is not known at this time. Included within the Government segment backlog above is approximately $0.1 billion in funded backlog and $1.0 billion in negotiated unfunded backlog related to FCS through the current contract end date of December 31, 2014. We expect approximately $0.2 billion of this amount to be recognized as revenues throughout the remainder of fiscal 2010 under FCS or the restructured program.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Three Months Ended April 30
	2009	2008
Cost-reimbursement	48%	47%
T&M and fixed-price-level-of-effort	31	36
FFP	21	17
Total	100%	100%

SAIC, INC.

The increase in revenues from FFP contracts for the three months ended April 30, 2009 as compared to the same period in the prior year is primarily due to increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers in the logistics and products support business area as well as the conversion of an existing program from a T&M contract to a FFP contract in connection with the contract’s renewal.

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

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Labor-related revenues	$1,571	8%	$1,450
As a percentage of revenues	59%		61%
M&S revenues	1,078	18	917
As a percentage of revenues	41%		39%

The increase in labor-related revenues for the three months ended April 30, 2009 as compared to the same period in the prior year is primarily due to higher labor rates and increases in the number of personnel performing on contracts. At April 30, 2009, we had approximately 45,500 full-time and part-time employees as compared to 43,800 at April 30, 2008. The increase in M&S revenues for the three months ended April 30, 2009 as compared to the same period in the prior year was primarily due to a number of factors, including increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits, overhead, and direct expenses incurred to complete contracts and task orders, such as subcontract labor and materials. Overhead consists of indirect costs relating to rent/facilities, management and administration, depreciation of property, plant and equipment, management information system expenses, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts, human resources, depreciation of property, plant and equipment and amortization of intangible assets and certain information technology expenses. SG&A also includes bid and proposal (B&P) and internal research and development expenses.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Revenues	$2,649	12%	$2,367
Cost of revenues	2,295	12	2,052
Selling, general and administrative expenses	150	6	141

Operating income	204	17	174
As a percentage of revenues	7.7%		7.4%
Non-operating expense, net	(15)		(3)

Income from continuing operations before income taxes	189	11	171
Provision for income taxes	(72)	(9)	(66)

Income from continuing operations	117	11	105
Loss from discontinued operations, net of tax	(1)		(2)

Net income	$116	13	$103

SAIC, INC.

Revenues. Our revenues increased $282 million, or 12% for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to growth in revenues in our Government segment, including growth related to the acquisition of businesses. Internal, or non-acquisition, related growth (as defined in “Non-GAAP Financial Measures”) was 11% for the three months ended April 30, 2009 as compared to the same period in the prior year. Revenue growth related to acquisition of businesses was 1% for the three months ended April 30, 2009 as compared to the same period in the prior year.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Government segment revenues	$2,536	13%	$2,249
As a percentage of total revenues	96%		95%
Commercial segment revenues	114	(3)	118
As a percentage of total revenues	4%		5%
Intersegment elimination	(1)	(100)	—

Total revenues	$2,649	12	$2,367

Government segment revenues increased $287 million, or 13%, for the three months ended April 30, 2009 as compared to the same period in the prior year. Internal, or non-acquisition, related growth (as defined in “Non-GAAP Financial Measures”) was 12% for the three months ended April 30, 2009 as compared to the same period in the prior year. Internal revenue growth in the Government segment for the three months ended April 30, 2009 was attributable to continued growth in a number of our business areas, most notably our defense, intelligence and logistics and product support business areas. The increase in revenues for our defense business area was due to increased systems and software maintenance and upgrades accompanied by new Command, Control and Communication programs. The increase in revenues for our intelligence business area was primarily due to work performed on new programs and higher levels of activity on existing classified programs. Our logistics and products support business area experienced growth from new and continuing programs, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases. Revenue growth related to acquisitions of businesses in the Government segment was 1% for the three months ended April 30, 2009 as compared to the same period in the prior year.

Commercial segment revenues decreased $4 million, or 3%, for the three months ended April 30, 2009 as compared to the same period in the prior year. This decrease is primarily due to declines in foreign exchange rates used to translate our foreign subsidiaries’ financial statements into U.S. dollars offset by an increase in revenues from an acquisition completed in our fiscal quarter ended July 31, 2008.

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to our Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Government segment cost of revenues	$2,216	13%	$1,965
As a percentage of related revenues	87.4%		87.4%
Commercial segment cost of revenues	85	(8)	92
As a percentage of related revenues	74.6%		78.0%
Corporate and Other segment cost of revenues	(5)	—	(5)
Intersegment elimination	(1)	(100)	—

Total cost of revenues	$2,295	12	$2,052

As a percentage of revenues	86.6%		86.6%

Government segment cost of revenues remained consistent as a percentage of related revenues for the three months ended April 30, 2009 as compared to the same period in the prior year. This was due to improved fee rates on several large programs being offset by increased M&S revenues, which generally have lower profitability than our labor-related revenues.

SAIC, INC.

Commercial segment cost of revenues as a percentage of related revenues for the three months ended April 30, 2009 decreased as compared to the same period in the prior year primarily due to actions taken by management to reduce infrastructure costs.

Corporate and Other segment cost of revenues for the three months ended April 30, 2009 and 2008 represents a contra-expense for allocations of intersegment facility charges, which are included in cost of revenues, to our Government and Commercial segments on company-owned properties in accordance with U.S. Government Cost Accounting Standards.

Selling, General and Administrative Expenses. The following table summarizes changes in total SG&A expense by type of activity for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
General and administrative	$105	4%	$101
As a percentage of total revenues	4.0%		4.3%
Bid and proposal	35	6	33
As a percentage of total revenues	1.3%		1.4%
Internal research and development	10	43	7
As a percentage of total revenues	0.4%		0.3%

Total SG&A	$150	6	$141

As a percentage of total revenues	5.7%		6.0%

Total SG&A increased $9 million, or 6%, for the three months ended April 30, 2009 as compared to the same period in the prior year. As a percentage of total revenues, total SG&A for the three months ended April 30, 2009 decreased as compared to the same period in the prior year, primarily due to an increase in revenues, including a 18% increase in M&S revenues, which generally require minimal incremental SG&A expenses, in addition to management’s efforts to control general and administrative spending.

General and administrative (G&A) expenses increased $4 million, or 4%, for the three months ended April 30, 2009 as compared to the same period in the prior year. G&A expenses decreased as a percentage of revenues for the three months ended April 30, 2009 as compared to the same period in the prior year reflecting management’s efforts to control G&A spending.

B&P expenses increased $2 million, or 6%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to a significant increase in B&P activities to support a larger revenue base and due to the pursuit of an increased number of large lead system integration contracts consistent with our management’s initiatives. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Internal research and development expenses increased $3 million, or 43%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to increased costs associated with management’s continued commitment to invest in the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Government segment SG&A	$116	7%	$108
As a percentage of related revenues	4.6%		4.8%
Commercial segment SG&A	22	(4)	23
As a percentage of related revenues	19.3%		19.5%
Corporate and Other segment SG&A	12	20	10

Total SG&A	$150	6	$141

As a percentage of revenues	5.7%		6.0%

SAIC, INC.

Government segment SG&A increased $8 million, or 7%, for the three months ended April 30, 2009 as compared to the same period in the prior year. The increases in SG&A for the three months ended April 30, 2009 include the SG&A costs of two businesses acquired in fiscal 2009, increases in B&P expenses resulting from the pursuit of an increased number of larger contracts and increases in internal research and development expenses resulting from management’s continued commitment to invest in the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets. Government segment SG&A expenses decreased as a percentage of related revenues for the three months ended April 30, 2009 as compared to the same period in the prior year reflecting management’s efforts to control G&A spending.

Commercial segment SG&A expenses remained relatively constant for the three months ended April 30, 2009 as compared to the same period in the prior year.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A for the three months ended April 30, 2009 increased $2 million, or 20%, as compared to the same period in the prior year primarily due to expense related to stock options, which is unallowable costs under U.S. Government Cost Accounting Standards.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended April 30
	2009	Percent change	2008
	(dollars in millions)
Government segment operating income	$204	16%	$176
As a percentage of related revenues	8.0%		7.8%
Commercial segment operating income	7	133	3
As a percentage of related revenues	6.1%		2.5%
Corporate and Other segment operating loss	(7)	(40)	(5)

Total operating income	$204	17	$174

As a percentage of revenues	7.7%		7.4%

Total operating income increased $30 million, or 17%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to improved performance in the Government segment.

Government segment operating income increased $28 million, or 16%, for the three months ended April 30, 2009 as compared to the same period in the prior year, benefiting from reductions in SG&A expense as a percentage of Government segment revenues due to management’s efforts to control infrastructure costs and G&A spending and improved fee rates on several large programs. These benefits during the three months ended April 30, 2009 were partially offset by increases in M&S revenues, which generally have lower profitability than our labor-related revenues, increased B&P spending to support a larger revenue base and the pursuit of an increased number of large lead system integration contracts and increases in internal research and development expenses resulting from management’s continued commitment to invest in the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets.

Commercial segment operating income increased $4 million, or 133%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to actions taken by management to reduce infrastructure costs.

Corporate and Other segment operating loss increased $2 million, or 40%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to expense related to stock options which are unallowable costs under U.S. Government Cost Accounting Standards.

Interest Income. Interest income decreased $7 million, or 88%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to a decline in market interest rates, which included the impact of a change in our investment strategy to a higher concentration invested in lower-yield, more conservative U.S. Treasury and government securities money market accounts.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense remained consistent for the three months ended April 30, 2009 as compared to the same period in the prior year.

SAIC, INC.

Other Income, Net. The components of other income, net for the periods noted were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Net gain on sale of investments	$1	$3
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	3
Other	2	2
Total other income, net	$3	$8

We recognized less than $1 million of impairment losses on investments during the three months ended April 30, 2009 and 2008. The carrying value of our investments as of April 30, 2009 was $13 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38.1% for the three months ended April 30, 2009 as compared to 38.6% for the same period in the prior year. The lower effective tax rate for the three months ended April 30, 2009 as compared to the same period in the prior year was primarily due to an extension of the federal research and development tax credit during the quarter ended October 31, 2008. Although this tax credit was retroactive for qualifying expenses from December 31, 2007, the extension was not yet in effect at the time of calculating the provision for income taxes for the quarter ended April 30, 2008.

Income from Continuing Operations. Income from continuing operations increased $12 million, or 11%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to increased operating income of $30 million resulting from higher revenues and improved operating margins, offset by a $12 million increase in net non-operating expense, which includes a $7 million decrease in interest income, and an increase in the provision for income taxes of $6 million primarily due to increased income from continuing operations before income taxes.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.04 per share, or 16%, as compared to the same period in the prior year primarily due to a $12 million, or 11%, increase in income from continuing operations and a 13 million share, or 3%, decline in diluted weighted average shares outstanding primarily due to share repurchases.

Discontinued Operations. In October 2008, we committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. We completed the sale in March 2009.

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Three Months Ended April 30
	2009	2008
	(in millions)
Revenues	$1	$2
Costs and expenses:
Cost of revenues	1	1
Selling, general and administrative expenses	—	2
Loss before income taxes	$—	$(1)

In addition to the operating results presented above, our results of discontinued operations included pre-tax losses of $1 million and $2 million for the three months ended April 30, 2009 and 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc.

Net Income and Diluted EPS. Net income increased $13 million, or 13%, for the three months ended April 30, 2009 as compared to the same period in the prior year. The increase in net income reflects an increase in income from continuing operations of $12 million and a decrease in loss from discontinued operations of $1 million. Diluted EPS increased $.04 per share, or 17%, for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to the increase in net income and a 13 million share, or 3%, decline in diluted weighted average shares outstanding for the three months ended April 30, 2009 as compared to the same period in the prior year primarily due to share repurchases.

SAIC, INC.

Liquidity and Capital Resources

We have financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sales of investments, issuances of equity and debt securities and borrowings under our credit facilities. In light of the current economic conditions, we have evaluated the risks associated with our portfolio of cash and cash equivalents and our future cash needs on both a short-term and long-term basis. We had $898 million in cash and cash equivalents at April 30, 2009, which is invested in U.S. Treasury and government securities money market accounts. We anticipate our principal source of liquidity for the next 12 months and beyond will be our existing cash and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, working capital requirements, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $898 million and $936 million at April 30, 2009 and January 31, 2009, respectively. The following table summarizes cash flow information for the periods noted:

	Three Months Ended April 30
	2009	2008
	(in millions)
Total cash flows provided by operations	$163	$14
Total cash flows used in investing activities	(1)	(141)
Total cash flows used in financing activities	(205)	(306)
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(1)
Effect of foreign exchange rate changes on cash and cash equivalents	1	—
Total decrease in cash and cash equivalents	$(38)	$(434)

Cash Provided by Operations. The $149 million increase in cash flows from operations for the three months ended April 30, 2009 as compared to the same period in the prior year was primarily due to an additional payroll cycle during the three months ended April 30, 2008 as compared to the three months ended April 30, 2009. Additional factors contributing to improvement in cash provided by operations for the three months ended April 30, 2009 include an increase in income from continuing operations and timing driven decreases in tax payments and inventory balances for certain logistics and product support programs during the three months ended April 30, 2009 as compared to the same period in the prior year. These factors were partially offset by an increase in accounts receivable resulting from the average time to collect receivables having held constant during the three months ended April 30, 2009 instead of declining as it did during the three months ended April 30, 2008.

Cash Used in Investing Activities. We used $1 million of cash in support of investing activities during the three months ended April 30, 2009, including $12 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments. We used $141 million of cash in support of investing activities during the three months ended April 30, 2008, including $135 million (net of cash acquired) to acquire a business and $12 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $205 million of cash in support of financing activities during the three months ended April 30, 2009, including $223 million to repurchase shares of our stock and $15 million for payments on notes payable and long-term debt offset by $20 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and the exercise of stock options and $13 million in excess tax benefits associated with stock-based compensation. We used cash in support of financing activities of $306 million during the three months ended April 30, 2008, including $259 million to repurchase shares of our stock and $102 million to redeem notes payable and long-term debt offset by $28 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $27 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares between December 2006 and March 2008. In March 2008, our board authorized the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including

SAIC, INC.

price, other market conditions and regulatory requirements. Through April 30, 2009, we repurchased an aggregate of 46 million shares under the stock repurchase program. As of April 30, 2009, there were 12 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract. As of January 31, 2009, the pension plan had an underfunded projected benefit obligation of $35 million and an unrecognized actuarial loss (pre-tax) of $42 million. A dispute exists with the customer over the timeframe in which this underfunded pension obligation is required to be funded under the terms of the customer contract and applicable pension regulations. This dispute also concerns the disposition of pension plan assets and liabilities upon the termination of the current customer contract. The resolution of this dispute or the non-renewal of the customer contract upon its expiration in March 2010 may result in the acceleration of the funding and expense recognition of the then unrecognized actuarial loss. The customer recently indicated its intention to permit the contract to expire in March 2010.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2009	January 31, 2009
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	11	23
	1,104	1,116
Less current portion	2	17
Total	$1,102	$1,099

All of the notes described above contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of April 30, 2009.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains various customary restrictive covenants, including financial covenants. As of April 30, 2009, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 18 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 8 of the notes to the unaudited condensed consolidated financial statements for the three months ended April 30, 2009 for a discussion of these items.

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

SAIC, INC.

making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the three months ended April 30, 2009.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth percentage, which may be considered a non-GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year period to the revenue for the prior year period adjusted to include the actual revenue of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year period to our prior year period reported revenue. We use internal revenue growth percentage to monitor and evaluate our performance, and it is presented in this report because we believe that it allows investors to understand the portion of our revenue growth that is attributed to acquired businesses as compared to our internal revenue growth. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

Internal revenue growth percentages for the three months ended April 30, 2009 were calculated as follows:

Three Months Ended April 30, 2009
Government segment:
Prior year period’s revenues, as reported	$2,249
Revenues of acquired businesses for the comparable prior year period	20
Prior year period’s revenues, as adjusted	$2,269
Current year period’s revenues, as reported	2,536
Internal revenue growth	$267
Internal revenue growth percentage	12%
Commercial segment:
Prior year period’s revenues, as reported	$118
Revenues of acquired businesses for the comparable prior year period	5
Prior year period’s revenues, as adjusted	$123
Current year period’s revenues, as reported	114
Internal revenue growth	$(9)
Internal revenue growth percentage	(7)%
Total:
Prior year period’s revenues, as reported	$2,367
Revenues of acquired businesses for the comparable prior year period	25
Prior year period’s revenues, as adjusted	$2,392
Current year period’s revenues, as reported	2,649
Internal revenue growth	$257
Internal revenue growth percentage	11%

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

SAIC, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2009, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the significant majority of the implementation currently scheduled to be completed in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system will be conducted. As of April 30, 2009, our corporate operations and six of our eighteen operating business units (representing approximately 27% of total revenues) migrated to the new system, none of which occurred in the quarterly period covered by this report. Management has updated the system of internal control over financial reporting for the impacted areas.

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, after finding that Telkom South Africa repudiated the contract, the arbitrator is in the process of determining the damages to be recovered by Telcordia Technologies, Inc. (Telcordia), a former subsidiary of ours. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

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

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator was held in April 2009 during which the parties were allowed to question the third-party expert regarding the findings in his November 2008 report. It is anticipated that another hearing before the third-party expert regarding other technical issues will be held in October 2009 and that the final hearing before the arbitrator will be held in February 2010. Given the current schedule, the damage phase of the arbitration is anticipated to be completed in the first quarter of fiscal 2011.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2009.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. We filed post-trial motions in October 2008 challenging the judgment, and these motions are still pending. If the post-trial motions are denied, we intend to file an appeal. We have recorded a liability for the full judgment amount of $7 million for this matter as of April 30, 2009.

Government Investigations and Reviews

We are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Such matters can lead to criminal, civil or administrative proceedings and we could be faced with penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on us due to our reliance on government contracts. Although we can give no assurance, based upon management’s evaluation of current matters that are subject to U.S. Government investigations of which we are aware and based on management’s current understanding of the facts, we do not believe that the outcome of any such matter would likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

SAIC, INC.

New York State Contract Dispute

As a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident that our interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $2 million to $22 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $700,000. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. The discovery phase of the litigation is proceeding. We are unable to determine the outcome and accordingly, have not recorded a liability for this matter as of April 30, 2009.

Other

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations, cash flows or our ability to conduct business.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares between December 2006 and March 2008. In March 2008, our board authorized the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, other market conditions and regulatory requirements. Through April 30, 2009, we repurchased an aggregate of 46 million shares under the stock repurchase program. As of April 30, 2009, there were 12 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended April 30, 2009:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	649,551	$19.86	—	23,736,869
March 1, 2009 – March 31, 2009	6,796,680	17.60	4,786,672	18,950,197
April 1, 2009 – April 30, 2009	8,370,046	18.12	7,386,728	11,563,469

Total	15,816,277	17.97	12,173,400

(1)	Includes shares purchased as follows:

	February	March	April
Under publicly announced plans or programs	—	4,786,672	7,386,728
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	592,213	1,592,476	736,163
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	57,338	417,532	247,155
Total	649,551	6,796,680	8,370,046

SAIC, INC.

(2)

Stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced in December 2006. In March 2008, our board authorized the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

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

Date: June 4, 2009

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002