Form 10-Q
period 2009-07-31
SAIC, Inc.
filed 2009-09-03
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of August 21, 2009, the registrant had 209,782,960 shares of common stock, $.0001 par value per share, issued and outstanding, and 187,862,365 shares of Class A preferred stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions, except per share amounts)
Revenues	$2,749	$2,554	$5,398	$4,921
Costs and expenses:
Cost of revenues	2,369	2,200	4,664	4,252
Selling, general and administrative expenses	159	165	309	306
Operating income	221	189	425	363
Non-operating income (expense):
Interest income	—	6	1	14
Interest expense	(19)	(21)	(38)	(40)
Other income, net	—	3	3	11
Income from continuing operations before income taxes	202	177	391	348
Provision for income taxes	(77)	(72)	(149)	(138)
Income from continuing operations	125	105	242	210
Discontinued operations (Note 1):
Loss from discontinued operations before income taxes	(3)	(5)	(4)	(8)
Benefit for income taxes	1	9	1	10
Income (loss) from discontinued operations	(2)	4	(3)	2
Net income	$123	$109	$239	$212
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.32	$.26	$.60	$.51
Income (loss) from discontinued operations	(.01)	.01	—	.01
	$.31	$.27	$.60	$.52
Diluted:
Income from continuing operations	$.31	$.26	$.60	$.50
Income (loss) from discontinued operations	—	.01	(.01)	.01
	$.31	$.27	$.59	$.51

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2009	January 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$951	$936
Receivables, net	1,964	1,889
Inventory, prepaid expenses and other current assets	327	385
Assets of discontinued operations	—	7
Total current assets	3,242	3,217
Property, plant and equipment (less accumulated depreciation and amortization of $359 million and $329 million at July 31, 2009 and January 31, 2009, respectively)	385	357
Intangible assets, net	75	88
Goodwill	1,260	1,249
Deferred income taxes	83	86
Other assets	59	51
	$5,104	$5,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,173	$1,178
Accrued payroll and employee benefits	477	487
Notes payable and long-term debt, current portion	3	17
Liabilities of discontinued operations	—	1
Total current liabilities	1,653	1,683
Notes payable and long-term debt, net of current portion	1,103	1,099
Other long-term liabilities	192	182
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 189 million and 196 million shares issued and outstanding at July 31, 2009 and January 31, 2009, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 209 million and 210 million shares issued and outstanding at July 31, 2009 and January 31, 2009, respectively	—	—
Additional paid-in capital	2,025	1,950
Retained earnings	173	183
Accumulated other comprehensive loss	(42)	(49)
Total stockholders’ equity	2,156	2,084
	$5,104	$5,048

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2009	210	196	$1,950	$183	$(49)	$2,084
Net income	—	—	—	239	—	239	$239
Other comprehensive income, net of tax	—	—	—	—	7	7	7
Issuances of stock	—	11	105	—	—	105	—
Repurchases of stock	(14)	(5)	(95)	(249)	—	(344)	—
Conversion of preferred stock to common stock	13	(13)	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	14	—	—	14	—
Stock-based compensation	—	—	51	—	—	51	—
Balance at July 31, 2009	209	189	$2,025	$173	$(42)	$2,156	$246

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2009	2008
	(in millions)
Cash flows from operations:
Net income	$239	$212
Loss (income) from discontinued operations	3	(2)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	44	44
Stock-based compensation	51	45
Excess tax benefits from stock-based compensation	(14)	(43)
Impairment losses	1	—
Other items	1	(3)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(70)	17
Inventory, prepaid expenses and other current assets	11	(45)
Deferred income taxes	1	—
Other assets	4	(8)
Accounts payable and accrued liabilities	(13)	10
Accrued payroll and employee benefits	(8)	—
Income taxes payable	18	13
Other long-term liabilities	4	4
Total cash flows provided by operations	272	244
Cash flows from investing activities:
Expenditures for property, plant and equipment	(28)	(25)
Acquisitions of businesses, net of cash acquired of $3 million in 2008	(9)	(200)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	8	(3)
Other	10	12
Total cash flows used in investing activities	(19)	(216)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(16)	(110)
Sales of stock and exercises of stock options	34	50
Repurchases of stock	(276)	(416)
Excess tax benefits from stock-based compensation	14	43
Other	—	(1)
Total cash flows used in financing activities	(244)	(434)
Increase (decrease) in cash and cash equivalents from continuing operations	9	(406)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(1)	7
Cash provided by (used in) investing activities of discontinued operations	2	(5)
Increase in cash and cash equivalents from discontinued operations	1	2
Effect of foreign currency exchange rate changes on cash and cash equivalents	5	—
Total increase (decrease) in cash and cash equivalents	15	(404)
Cash and cash equivalents at beginning of period	936	1,096
Cash and cash equivalents at end of period	$951	$692

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries, including Science Applications International Corporation (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $6 million and $11 million on sales to unconsolidated affiliates during the three and six months ended July 31, 2009, respectively. The Company recognized revenues of $4 million and $9 million on sales to unconsolidated affiliates during the three and six months ended July 31, 2008, respectively.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of July 31, 2009 and for the three and six months ended July 31, 2009 and 2008 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2010 is referred to as “fiscal 2010” in these notes to condensed consolidated financial statements.

Discontinued Operations

In October 2008, management committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. The Company completed the sale in March 2009.

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Six Months Ended July 31
	2009	2008
	(in millions)
Revenues	$1	$3
Costs and expenses:
Cost of revenues	1	3
Selling, general and administrative expenses	—	4
Loss before income taxes	$—	$(4)

In addition to the operating results presented above, the Company’s results of discontinued operations included pre-tax losses of $3 million and $4 million for the three and six months ended July 31, 2009, respectively, and pre-tax losses of $2 million and $4 million for the three and six months ended July 31, 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc. (Note 10).

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplementary Cash Flow Information

The supplementary cash flow information, including non-cash investing and financing activities, for the periods noted were as follows:

	Six Months Ended July 31
	2009	2008
	(in millions)
Stock exchanged upon exercise of stock options	$68	$110
Stock issued for settlement of accrued employee benefits	$3	$3
Decrease in accrued stock repurchases	$—	$(6)
Fair value of assets acquired in acquisitions	$9	$219
Cash paid in acquisitions, net of cash acquired of $3 million in 2008	(9)	(200)
Accrued acquisition payments, net	—	(12)
Liabilities assumed in acquisitions	$—	$7
Cash paid for interest	$35	$41
Cash paid for income taxes	$108	$118

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. SFAS No. 141(R) also requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. SFAS No. 141(R) and FSP FAS 141(R)-1 became effective for the Company for business combinations after January 31, 2009. The Company adopted SFAS No. 141(R) on February 1, 2009 and FSP FAS 141(R)-1 was effective upon issuance. The adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 did not impact the Company’s consolidated financial position or results of operations directly when it became effective. However, the resolution of uncertain tax positions related to business combinations completed prior to February 1, 2009 at values that differ from recorded amounts will be adjusted through the statement of income, rather than through goodwill.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on February 1, 2008 and the previously deferred provisions of SFAS No. 157 (FSP FAS 157-1) for non-recurring fair value measurements of nonfinancial assets and liabilities on February 1, 2009. The adoption of SFAS No. 157 and FSP FAS 157-1 did not impact the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).” SFAS No. 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interests be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. The Company adopted SFAS No. 160 on February 1, 2009. The adoption of SFAS No. 160 did not impact the Company’s consolidated financial position and results of operations.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2008, the FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This statement designates unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as “participating securities,” which require an allocation of earnings in calculating earnings per share (EPS) as specified in SFAS No. 128 “Earnings per Share.” The Company’s unvested stock awards are participating securities in accordance with FSP No. EITF 03-6-1. The Company adopted FSP No. EITF 03-6-1 on February 1, 2009, which was applied retrospectively to adjust previously reported basic and diluted EPS for all prior periods presented. The adoption of this statement reduced previously reported EPS for the periods noted as follows:

	Three Months Ended July 31, 2008	Six Months Ended July 31, 2008
	(in millions)
Basic EPS—continuing operations	$(.01)	$(.02)
Basic EPS	$(.01)	$(.01)
Diluted EPS—continuing operations	$—	$(.01)
Diluted EPS	$—	$(.01)

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The Company adopted each of these FSPs during the three months ended July 31, 2009. The adoption of these FSPs did not impact the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement was adopted and was effective for the Company’s consolidated financial statements for the three and six months ended July 31, 2009. The adoption of SFAS No. 165 did not impact the Company’s consolidated financial position and results of operations.

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

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. This statement is effective for the Company’s condensed consolidated financial statements for the three and nine months ended October 31, 2009. This statement does not change GAAP and it will not impact the Company’s consolidated financial position and results of operations.

Other new accounting pronouncements issued but not effective until after July 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Subsequent Events

The Company has evaluated subsequent events that have occurred through September 2, 2009, which is the date of issuance of these financial statements, and has appropriately accounted for and disclosed any subsequent events in these condensed consolidated financial statements.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2—Stockholders’ Equity and EPS:

The Company has shares of common stock and Class A preferred stock issued and outstanding. Shares of common stock contain the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock are entitled to 10 votes per share while holders of common stock are entitled to one vote per share. In June 2009, the Company’s stockholders approved a proposal to automatically convert each share of Class A preferred stock into one share of common stock. The conversion is scheduled to occur prior to the end of fiscal 2010, following the necessary preparations by the Company’s transfer agent.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Income from continuing operations, as reported	$125	$105	$242	$210
Less: allocation of undistributed earnings to unvested stock awards	(4)	(3)	(8)	(6)
Income from continuing operations, for computing EPS	$121	$102	$234	$204
Net income, as reported	$123	$109	$239	$212
Less: allocation of undistributed earnings to unvested stock awards	(4)	(3)	(8)	(6)
Net income, for computing EPS	$119	$106	$231	$206

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Basic weighted average number of shares outstanding	384	392	388	397
Dilutive common share equivalents—stock options	4	8	4	8
Diluted weighted average number of shares outstanding	388	400	392	405
Antidilutive stock options excluded from the calculation of diluted weighted average number of shares outstanding	11	7	11	7
Weighted average number of unvested stock awards outstanding excluded from the basic and diluted weighted average number of shares outstanding used to compute basic and diluted EPS	13	13	13	12

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
Basic:
Income from continuing operations	$.32	$.26	$.60	$.51
Income (loss) from discontinued operations	(.01)	.01	—	.01
	$.31	$.27	$.60	$.52
Diluted:
Income from continuing operations	$.31	$.26	$.60	$.50
Income (loss) from discontinued operations	—	.01	(.01)	.01
	$.31	$.27	$.59	$.51

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Stock options	$8	$8	$16	$14
Vesting stock awards	17	17	34	30
Vested stock awards	—	1	—	1
Performance-based stock awards	1	—	1	—
Total stock-based compensation expense	$26	$26	$51	$45

Stock Options. Stock options granted during the six months ended July 31, 2009 and 2008 have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors subsequent to January 31, 2008, which have a vesting period of one year. The fair value of stock options granted during the periods noted was determined using the following weighted average assumptions:

	Six Months Ended July 31
	2009	2008
Expected term (in years)	3.9	3.9
Expected volatility	30.6%	26.1%
Risk-free interest rate	1.5%	2.3%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2009 and 2008 using the Black-Scholes option-pricing model was $4.78 and $4.51, respectively.

Stock option activity for the six months ended July 31, 2009 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2009	39.9	$15.08	2.1	$186
Options granted	5.1	18.46
Options forfeited or expired	(2.2)	15.26
Options exercised	(6.3)	12.82		35
Outstanding at July 31, 2009	36.5	15.94	2.2	79
Exercisable at July 31, 2009	19.1	14.70	1.4	65

Stock Awards. Vesting stock award activity for the six months ended July 31, 2009 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2009	11.4	$18.74
Awards granted	4.2	18.45
Awards forfeited	(0.5)	18.64
Awards vested	(2.3)	19.13
Unvested at July 31, 2009	12.8	18.58

The aggregate fair value of vesting stock awards that vested during the six months ended July 31, 2009 and 2008 was $42 million and $35 million, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance-Based Stock Awards. During the six months ended July 31, 2009, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares that will ultimately be awarded can range from zero to 150% of the specified target awards (which totaled 500,000 shares under performance-based stock awards as of July 31, 2009) based on the achievement of cumulative growth in diluted EPS from continuing operations and operating income margin, weighted equally, as compared to targeted amounts for a three fiscal year period ending January 31, 2012. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

Performance-based stock award activity for the six months ended July 31, 2009 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2009	—	$—
Awards granted	0.6	18.46
Awards forfeited	(0.1)	18.46
Outstanding at July 31, 2009	0.5	18.46

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected achievement of the performance goals over the life of the award.

Note 4—Other Income, Net:

The components of other income, net for the periods noted were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Gain on sale of investments, net of impairment losses	$(1)	$—	$—	$3
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	1	2	1	5
Other	—	1	2	3
Total other income, net	$—	$3	$3	$11

The Company recognized $1 million of impairment losses on investments during the three and six months ended July 31, 2009. There were no impairment losses on investments for the three and six months ended July 31, 2008. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies, discounted cash flow models and recent capital transactions of portfolio companies (Level 3 input as defined by SFAS No. 157). The carrying value of the Company’s investments as of July 31, 2009 was $11 million.

Note 5—Acquisitions:

Atlan, Inc. On July 10, 2009, the Company acquired all of the outstanding equity interests of Atlan, Inc., a cybersecurity product testing firm, for a purchase price of $9 million in cash, subject to contractual adjustments. This acquisition enhances the Company’s overall cybersecurity capabilities and government cybersecurity product certification services. The preliminary purchase price allocation resulted in goodwill of $7 million (substantially all of which is tax deductible) and identifiable intangible assets of $1 million. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

R. W. Beck Group, Inc. Subsequent to July 31, 2009, the Company acquired all of the outstanding equity interests of R. W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services, for a purchase price of $155 million in cash, subject to contractual adjustments. This acquisition both enhances the Company’s existing capabilities and offerings to customers in the areas of energy and infrastructure capital program consulting services and provides new capabilities and offerings to customers in disaster preparedness and recovery services.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

These acquisitions, which individually and in the aggregate were not material business combinations, were both in the Government segment.

Note 6—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
Goodwill at January 31, 2009	$1,220	$29	$1,249
Acquisitions	7	—	7
Foreign currency translation	—	2	2
Adjustments	2	—	2
Goodwill at July 31, 2009	$1,229	$31	$1,260

As of February 1, 2009, certain operations were transferred between the Company’s Government segment and Commercial segment with prior year goodwill amounts adjusted for consistency with the current year’s presentation. Goodwill adjustments during the six months ended July 31, 2009 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary amounts of assets acquired relating to acquisitions, consisted of the following:

	July 31, 2009			January 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$121	$65	$56	$121	$55	$66
Software and technology	43	29	14	42	25	17
Other	2	1	1	3	2	1
Total amortizable intangible assets	166	95	71	166	82	84
Non-amortizable intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$170	$95	$75	$170	$82	$88

Amortization expense related to amortizable intangible assets was $6 million and $13 million for the three and six months ended July 31, 2009, respectively, and $9 million and $15 million for the three and six months ended July 31, 2008, respectively. There were no goodwill or intangible asset impairment losses during the three and six months ended July 31, 2009 and 2008. Intangible assets arising from an acquisition made prior to February 1, 2009 decreased $2 million during the six months ended July 31, 2009 due to the finalization of a purchase price allocation, including the valuation of intangible assets.

The estimated annual amortization expense related to amortizable intangible assets as of July 31, 2009 is as follows (in millions):

Fiscal Year Ending January 31
2010 (remainder of the fiscal year)	$10
2011	18
2012	15
2013	10
2014	7
2015 and thereafter	11
$71

Actual amortization expense in future periods could differ from these estimates as a result of acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Financial Instruments:

The Company had cash and cash equivalents of $951 million as of July 31, 2009. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by SFAS No. 157).

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of July 31, 2009, outstanding foreign currency forward contracts had a notional amount of $9 million and a fair value of less than $1 million (included in inventory, prepaid expenses and other current assets), which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input as defined by SFAS No. 157). Since these foreign currency forward contracts do not qualify as cash flow hedges in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” gains and losses on these foreign currency forward contracts are recognized in earnings immediately. During the three and six months ended July 31, 2009, the Company recognized gains on these foreign currency forward contracts (included in other income, net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

The Company’s notes payable and long-term debt consisted of the following:

	July 31, 2009	January 31, 2009
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by SFAS No. 157). The fair value of notes payable and long-term debt was $1,097 million and $1,040 million as of July 31, 2009 and January 31, 2009, respectively.

These notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with such covenants as of July 31, 2009.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Net income	$123	$109	$239	$212
Other comprehensive income:
Foreign currency translation adjustments	7	—	15	—
Deferred taxes	(3)	—	(5)	—
Foreign currency translation adjustments, net of tax	4	—	10	—
Reclassification of realized loss on settled derivative instruments to net income	—	2	—	2
Deferred taxes	—	(1)	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	1	—	1
Pension liability adjustments, net of tax	(3)	—	(3)	—
Total other comprehensive income, net of tax	1	1	7	1
Comprehensive income	$124	$110	$246	$213

The components of accumulated other comprehensive loss were as follows:

	July 31, 2009	January 31, 2009
	(in millions)
Foreign currency translation adjustments, net of taxes of $1 million and $6 million as of July 31, 2009 and January 31, 2009, respectively	$(3)	$(13)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of July 31, 2009 and January 31, 2009	(6)	(6)
Unrealized loss on defined benefit plan, net of taxes of $14 million and $12 million as of July 31, 2009 and January 31, 2009, respectively	(33)	(30)
Total accumulated other comprehensive loss, net of taxes of $19 million and $22 million as of July 31, 2009 and January 31, 2009, respectively	$(42)	$(49)

As of July 31, 2009, less than $1 million of the unrealized net loss on settled derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 9—Business Segment Information:

The interim business segment information for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Revenues:
Government segment	$2,634	$2,426	$5,170	$4,675
Commercial segment	117	128	231	246
Intersegment elimination	(2)	—	(3)	—
Total revenues	$2,749	$2,554	$5,398	$4,921
Operating income (loss):
Government segment	$217	$191	$421	$367
Commercial segment	12	8	19	11
Corporate and Other segment	(8)	(10)	(15)	(15)
Total operating income	$221	$189	$425	$363

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of February 1, 2009, certain operations were transferred between the Company’s Government and Commercial segments with prior year amounts adjusted for consistency with the current year’s presentation and for discontinued operations.

As described in more detail in Note 16 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, the majority of corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the business units or as required by U.S. Government Cost Accounting Standards. The Corporate and Other segment reflects corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments.

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to the Company’s Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

Note 10—Commitments and Contingencies:

National Center for Critical Information Processing and Storage Contract

The U.S. Department of Justice filed a complaint against the Company in June 2009 relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage (NCCIPS) run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. The Company was awarded the task order in April 2004. The complaint alleges that prior to the release of the task order solicitation, the Company’s employees inappropriately met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company an unfair advantage in the bidding process for the task order. The complaint alleges that the former MSRC director and deputy director took actions purposefully designed to favor the Company in the bidding process. In its complaint, the government seeks approximately $116 million in damages representing the aggregate amount of all payments received by the Company under this task order, plus the trebling of such damages and penalties under the False Claims Act.

The Company has cooperated with the government’s investigation of this matter since the government first contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review and discussions with the government, the Company believes that the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. Due to the early stage of this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of July 31, 2009. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss, if the Company is not successful in its defense of this complaint, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2009.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System), to support the 2004 Athens Summer Olympic Games (the Olympics), and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $12 million and ten years of TETRA radio network services for approximately $116 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004, and began using the System. The Customer performed subsystems acceptance testing on each of the subsystems comprising the System based on test procedures that had not been mutually agreed upon by the parties. The Customer alleged numerous omissions and deviations in its test reports. The Company believes that certain of these omissions and deviations were valid, while others were not.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with certain alleged omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of approximately $29 million, which value is to be withheld from the remainder of the contract price owed to the Company under the terms of the contract. Of this $29 million, the Company is directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million and the remainder is the responsibility of the Company’s subcontractors under the terms of their subcontracts. The contract provides for a specified period during which the Company and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by the Company, a reduction in the amount paid to the Company, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to the Company.

•	To date, the Customer is current on its payment for TETRA network and maintenance services rendered by the Company under the Greek contract.

•

The Customer reduced the advance payment, performance and offset bonds requirement by $58 million during the six months ended July 31, 2009, leaving $39 million outstanding as of July 31, 2009. The Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $4 million and the performance bonds by approximately $22 million. The Customer has failed to implement these reductions. The Company expects the remaining performance and offset bonds of $13 million will be reduced as services continue to be rendered primarily on the TETRA services portion of the contract, and as the Company fulfills its offset contract obligations.

•

The Customer’s acceptance in November 2008 entitles the Company to a payment of approximately $19 million, which represents the undisputed portion of the contract balance pertaining to the development portion of the accepted System. Of this amount, the Company will retain approximately $10 million and the remainder will be paid to subcontractors. The Company invoiced for this payment in December 2008, and although the contract requires payment within 30 days, the Customer has not yet paid. As described below, the Company is utilizing the completed- contract method of accounting for the system development portion of this contract and accordingly, did not recognize any revenue in connection with the issuance of this invoice. Additional payments for the system development portion of this contract may be received upon completion of the negotiations to resolve omissions and deviations.

•

Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Siemens agreed to pay fines and penalties of over $1 billion to authorities in Germany and the U.S. to resolve certain of these investigations. The scope of the Greek government’s investigation of certain Siemens representatives includes allegations that (i) improper payments were made by Siemens in connection with the Greek contract and other Siemens contracts and (ii) the Company/Siemens team misrepresented to the Greek State prior to contract award its technical capabilities and ability to perform the Greek contract within the contractual performance period. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, or that the Company/Siemens team misrepresented its technical capabilities, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Arbitration. Following System acceptance in November 2008 pursuant to the requirements of the modified Greek contract, the Customer failed to make payment and reduce advance payment and performance bonds as required by the contract. The Customer also refused to initiate the contractually required process for the resolution of alleged omissions and deviations. In June 2009, the Company initiated arbitration before the ICC against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. The arbitration complaint seeks (1) aggregate damages in excess of $99 million for payment of amounts owed and other claims and damages, (2) release of advance payment and performance bonds totaling $26 million and (3) costs and expenses associated with the arbitration. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of July 31, 2009. There were no profits or losses recorded during the three and six months ended July 31,

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2009 and 2008. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification executed in March 2007 resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarified the parties’ responsibilities. If the Company receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Through July 31, 2009, the Company has recognized revenues of $170 million, which represents a portion of the $213 million of cash received to date. No revenues or costs on the maintenance portion of the Greek contract were recognized during the three and six months ended July 31, 2009.

The Company has $17 million of receivables relating to value added taxes (VAT) as of July 31, 2009 that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $35 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of July 31, 2009, these bonding requirements have been met through the issuance of $39 million in standby letters of credit. As discussed above, the Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment and performance bonds. The Customer has failed to implement these reductions. If the standby letters of credit are called based on a future failure to fulfill the Company’s services obligations under the Greek contract, the Company may have the right to call some of the $28 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company filed post-trial motions in October 2008 challenging the judgment, and these motions are still pending. If the post-trial motions are denied, the Company intends to file an appeal. The Company has recorded a liability for the full judgment amount of $7 million for this matter as of July 31, 2009.

New York State Contract Dispute

As a result of a dispute over the proper interpretation of contract pricing terms, the Company has initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While the Company is confident that its interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, the Company estimates that this could result in an aggregate loss on the contract of approximately $2 million to $21 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $1 million. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. The discovery phase of the litigation is proceeding. The Company is unable to determine the outcome and accordingly, has not recorded a liability for this matter as of July 31, 2009.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those relating to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of July 31, 2009, the Company has deferred the potential $9 million gain on this sale pending resolution of the investigation and any resulting litigation.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to its role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include the Company’s control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have recently come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that a contractor’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds.

In addition, a contractor’s failure to obtain an “adequate” determination of its various accounting and management systems from the responsible U.S. Government agency could significantly and adversely affect the contractor’s business, including the contractor’s ability to bid on new contracts and the contractor’s competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the contractor, including suspension of payments and increased government scrutiny that could delay or adversely affect a contractor’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company has recorded a liability of $23 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS and most states for fiscal years prior to and including fiscal 2006. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows; however, the Company does not expect resolution with respect to reviews by taxing authorities, both domestic and international, to result in material changes to the Company’s liabilities for uncertain tax positions within the next 12 months. As of July 31, 2009, the Company had liabilities for uncertain tax positions of $39 million, including $2 million related to discontinued operations. While the Company believes it has appropriate accruals for uncertain tax positions, final settlements could be for amounts greater than or less than its accruals.

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, approximately $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged certain other customers a price lower than the prices it charged those customers at the time of contract award. The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. While the Company believes that the escrowed amounts will be adequate to cover any potential liability for non-compliance with the terms of these contracts, if the eventual liability exceeds the escrowed amount, the Company has indemnification rights to recover additional amounts from the sellers under the terms of the acquisition agreement. However, if such liability is material and the Company is unable to recover such amounts from the sellers, there could be a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2010 as fiscal 2010.

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

Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, systems engineering and integration and research and development. We are also focused on expanding our business in the areas of energy, health, environment, cyber security, and space superiority. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through investments in business development, internal research and new product and technology development, and through increased focus on pursuing more large systems integration contract opportunities;

•

improving our operating income margin by improving contract performance (increasing internal collaboration and our growth in higher-margin business areas) and improving our indirect cost structure (through better management of our indirect rate structure, streamlining our overhead infrastructure, and reducing unallowable and unbillable costs);

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

Key financial highlights and events, including progress against these initiatives, during the three months ended July 31, 2009 include:

•

Revenues for the three months ended July 31, 2009 increased 8% over the same period in the prior year, reflecting an internal revenue growth (as defined in “Non-GAAP Financial Measures”) rate of 7%. Our internal revenue growth for the three months ended July 31, 2009 was favorably impacted by increased activity on a number of new and continuing programs in our defense solutions business area (16% increase) and logistics and product support business area (11% increase). The total revenue growth percentage was constrained by slower revenue growth in our intelligence business area (1% increase).

•

Operating income as a percentage of revenues increased to 8.0% for the three months ended July 31, 2009 from 7.4% for the same period in the prior year. This increase was primarily due to management’s efforts to control infrastructure costs and general and administrative spending and improved program performance on several large programs for the three months ended July 31, 2009 as compared to the same period in the prior year. These increases were partially offset by a higher percentage of material and subcontractor (M&S) revenues (43% and 39% of total revenues for the three months ended July 31, 2009 and 2008, respectively), which generally have lower margins than our labor-related revenues.

SAIC, INC.

•

Income from continuing operations for the three months ended July 31, 2009 increased $20 million, or 19%, over the same period in the prior year primarily due to increased operating income of $32 million from increased revenues and improved operating income margins, offset by a $7 million increase in net non-operating expense (which includes a $6 million decrease in interest income) and a $5 million increase in the provision for income taxes.

•

Diluted earnings per share from continuing operations for the three months ended July 31, 2009 increased $.05 per share, or 19%, as compared to the same period in the prior year primarily due to a $20 million, or 19%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding primarily due to repurchases under our stock repurchase program.

•

Cash and cash equivalents increased $53 million during the three months ended July 31, 2009 primarily due to $109 million generated from operations offset by cash used in support of investing activities of $18 million and cash used in support of financing activities of $39 million, which consisted primarily of repurchases of our stock of $53 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.3 billion for the three months ended July 31, 2009. Total backlog was $16.3 billion at July 31, 2009 as compared to $16.8 billion at January 31, 2009.

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

Bookings and Backlog. We received net bookings worth an estimated $2.3 billion and $4.9 billion during the three and six months ended July 31, 2009, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

SAIC, INC.

The estimated value of our total backlog as of the dates noted was as follows:

	July 31, 2009	January 31, 2009
	(in millions)
Government segment:
Funded backlog	$5,125	$5,102
Negotiated unfunded backlog	10,503	10,960
Total Government segment backlog	$15,628	$16,062
Commercial segment:
Funded backlog	$476	$512
Negotiated unfunded backlog	173	219
Total Commercial segment backlog	$649	$731
Total:
Funded backlog	$5,601	$5,614
Negotiated unfunded backlog	10,676	11,179
Total backlog	$16,277	$16,793

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. The decline in backlog at July 31, 2009 as compared to January 31, 2009 partially reflects an industry-wide slow down in contract awards and an increase in proposals awaiting decision.

The U.S. Department of Defense has recently indicated that one of our largest programs, Future Combat Systems (FCS), will be restructured under a U.S. Army program called Army Brigade Combat Team Modernization. As a result of this restructuring, we received partial termination letters in July 2009 for efforts associated with the manned ground vehicle and related portions of the FCS program. We anticipate that funding for the Army Brigade Combat Team Modernization program will be reduced from the funding that was expected on the FCS program. We currently expect to have a significant role under the restructured program, but discussions are on-going and the extent of our continuing involvement is not known at this time. Included within the Government segment backlog above is approximately $100 million in funded backlog and $900 million in negotiated unfunded backlog related to FCS based on the current contract, which has an end date of December 31, 2014. We expect approximately $100 million of this amount to be recognized as revenues throughout the remainder of fiscal 2010 under FCS or the restructured program.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Six Months Ended July 31
	2009	2008
Cost-reimbursement	48%	47%
T&M and fixed-price-level-of-effort	31	35
FFP	21	18
Total	100%	100%

SAIC, INC.

The increase in revenues from FFP contracts for the six months ended July 31, 2009 as compared to the same period in the prior year is primarily due to an increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers in the logistics and products support business area, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases as well as the conversion of an existing program from a T&M contract to a FFP contract in connection with the contract’s renewal.

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products are more profitable, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Labor-related revenues	$1,577	2%	$1,547	$3,148	5%	$2,997
As a percentage of revenues	57%		61%	58%		61%
M&S revenues	1,172	16	1,007	2,250	17	1,924
As a percentage of revenues	43%		39%	42%		39%

The increase in labor-related revenues for the three and six months ended July 31, 2009 as compared to the same periods in the prior year is primarily due to increases in labor rates and the number of personnel performing on contracts partially offset by the impact of declines in foreign currency exchange rates as discussed below. At July 31, 2009, we had approximately 45,500 full-time and part-time employees as compared to 44,700 at July 31, 2008. The increase in M&S revenues for the three and six months ended July 31, 2009 as compared to the same periods in the prior year was primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under new and continuing programs primarily with U.S. Department of Defense customers, including increased revenue on our global logistics support services contract for the delivery of petroleum and chemical products to military bases.

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

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Revenues	$2,749	8%	$2,554	$5,398	10%	$4,921
Cost of revenues	2,369	8	2,200	4,664	10	4,252
Selling, general and administrative expenses	159	(4)	165	309	1	306

Operating income	221	17	189	425	17	363
As a percentage of revenues	8.0%		7.4%	7.9%		7.4%
Non-operating expense, net	(19)		(12)	(34)		(15)

Income from continuing operations before income taxes	202	14	177	391	12	348
Provision for income taxes	(77)	(7)	(72)	(149)	(8)	(138)

Income from continuing operations	125	19	105	242	15	210
Income (loss) from discontinued operations, net of tax	(2)		4	(3)		2

Net income	$123	13	$109	$239	13	$212

Revenues. Our revenues increased $195 million, or 8%, for the three months ended July 31, 2009 and $477 million, or 10%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to growth in revenues in our Government segment. Internal, or non-acquisition, related growth (as defined in “Non-GAAP Financial Measures”) was 7% and 9% for the three and six months ended July 31, 2009, respectively, as compared to the same periods in the prior year. The remaining revenue growth was related to acquisitions of businesses.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment revenues	$2,634	9%	$2,426	$5,170	11%	$4,675
As a percentage of total revenues	96%		95%	96%		95%
Commercial segment revenues	117	(9)	128	231	(6)	246
As a percentage of total revenues	4%		5%	4%		5%
Intersegment elimination	(2)	(100)	—	(3)	(100)	—

Total revenues	$2,749	8	$2,554	$5,398	10	$4,921

Government segment revenues increased $208 million, or 9%, during the three months ended July 31, 2009 and $495 million, or 11%, during the six months ended July 31, 2009, as compared to the same periods in the prior year. Internal, or non-acquisition, related growth (as defined in “Non-GAAP Financial Measures”) was 8% and 10% for the three and six months ended July 31, 2009, respectively, as compared to the same periods in the prior year. Internal revenue growth in the Government segment for the three and six months ended July 31, 2009 was attributable to continued growth in a number of our business areas, most notably our defense solutions and logistics and product support business areas. The increase in revenues for our defense solutions business area (16% revenue growth for the business area for the three and six months ended July 31, 2009 as compared to the same periods in the prior year) was due to increased systems and software maintenance and upgrades accompanied by new Command, Control and Communication programs. The increase in revenues for our logistics and products support business area (11% and 10% revenue growth for the business area for the three and six months ended July 31, 2009, respectively, as compared to the same periods in the prior year) was due to growth from new and continuing programs, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases. The total revenue growth percentage was constrained by slower revenue growth from classified and operational intelligence programs in our intelligence business area (1% and 6% revenue growth for the business area for the three and six months ended July 31, 2009, respectively, as compared to the same periods in the prior year) due to a delay in grants of contract awards by the U.S. Government as well as the U.S. Government’s efforts to insource work that was previously performed by contractors. The remaining revenue growth was related to acquisitions of businesses.

Commercial segment revenues decreased $11 million, or 9%, during the three months ended July 31, 2009 and $15 million, or 6%, during the six months ended July 31, 2009, as compared to the same periods in the prior year. This decrease is

SAIC, INC.

primarily due to the impact of declines in foreign currency exchange rates on our foreign operations ($7 million and $16 million negative impact for the three and six months ended July 31, 2009, respectively).

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to our Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment cost of revenues	$2,292	9%	$2,109	$4,508	11%	$4,074
As a percentage of related revenues	87.0%		86.9%	87.2%		87.1%
Commercial segment cost of revenues	86	(11)	97	171	(10)	189
As a percentage of related revenues	73.5%		75.8%	74.0%		76.8%
Corporate and Other segment cost of revenues	(7)	(17)	(6)	(12)	(9)	(11)
Intersegment elimination	(2)	(100)	—	(3)	(100)	—

Total cost of revenues	$2,369	8	$2,200	$4,664	10	$4,252

As a percentage of revenues	86.2%		86.1%	86.4%		86.4%

Government segment cost of revenues remained consistent as a percentage of related revenues for the three and six months ended July 31, 2009 as compared to the same periods in the prior year. Although we achieved improved program performance on several large programs and increased profitability from sales and maintenance of border, port and mobile security products, these improvements were offset by increased M&S revenues (increases of $165 million, or 16%, and $326 million, or 17%, for the three and six months ended July 31, 2009, respectively), which generally have lower profitability than our labor-related revenues.

Commercial segment cost of revenues as a percentage of related revenues for the three and six months ended July 31, 2009 decreased as compared to the same periods in the prior year primarily due to actions taken to reduce infrastructure costs.

Corporate and Other segment cost of revenues for the three and six months ended July 31, 2009 and 2008 represents a contra-expense for allocations of intersegment facility charges, which are included in cost of revenues, to our Government and Commercial segments on company-owned properties in accordance with U.S. Government Cost Accounting Standards.

Selling, General and Administrative Expenses . The following table summarizes changes in total SG&A expense by type of activity for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
General and administrative	$101	(13)%	$116	$206	(5)%	$217
As a percentage of total revenues	3.7%		4.6%	3.8%		4.4%
Bid and proposal	43	13	38	78	10	71
As a percentage of total revenues	1.6%		1.5%	1.4%		1.4%
Internal research and development	15	36	11	25	39	18
As a percentage of total revenues	.5%		.4%	.5%		.4%

Total SG&A	$159	(4)	$165	$309	1	$306

As a percentage of total revenues	5.8%		6.5%	5.7%		6.2%

Total SG&A decreased $6 million, or 4%, for the three months ended July 31, 2009 and increased $3 million, or 1%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. As a percentage of total revenues, total SG&A for the three and six months ended July 31, 2009 decreased as compared to the same periods in the prior year, primarily due to an increase in revenues, including a 16% and 17% increase in M&S revenues for the three and six months ended July 31, 2009, respectively, which generally require minimal incremental SG&A expense, in addition to management’s efforts to control general and administrative spending.

SAIC, INC.

General and administrative (G&A) expenses decreased $15 million, or 13%, for the three months ended July 31, 2009 and $11 million, or 5%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to decreases in expense for amortization of intangible assets ($3 million and $2 million for the three and six months ended July 31, 2009, respectively), decreases in legal related expenses ($4 million and $5 million for the three and six months ended July 31, 2009, respectively) and severance charges incurred in the prior year periods related to organizational streamlining in our Commercial and Corporate and Other segments.

B&P expenses increased $5 million, or 13%, for the three months ended July 31, 2009 and $7 million, or 10%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to an increase in B&P activities to support a larger revenue base and the pursuit of an increased number of large systems integration contracts consistent with our management’s initiatives. In addition, there has been a shift in government procurement practices towards an increased volume of smaller awards and increased use of IDIQ contract vehicles, which are awarded to one or more contractors following a competitive bidding process and require contractors to prepare post-award bids and proposals to obtain individual task orders under the IDIQ contract. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Internal research and development expenses increased $4 million, or 36%, for the three months ended July 31, 2009 and $7 million, or 39%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to increased costs associated with management’s continued commitment to invest in the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment SG&A	$125	(1)%	$126	$241	3%	$234
As a percentage of related revenues	4.8%		5.2%	4.7%		5.0%
Commercial segment SG&A	19	(17)	23	41	(11)	46
As a percentage of related revenues	16.2%		18.0%	17.8%		18.7%
Corporate and Other segment SG&A	15	(6)	16	27	4	26

Total SG&A	$159	(4)	$165	$309	1	$306

As a percentage of revenues	5.8%		6.5%	5.7%		6.2%

Government segment SG&A decreased $1 million, or 1%, for the three months ended July 31, 2009 and increased $7 million, or 3%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. The changes in SG&A for the three and six months ended July 31, 2009 were primarily due to a decrease in G&A spending reflecting management’s efforts to control G&A spending ($11 million and $10 million decreases for the three and six months ended July 31, 2009, respectively) partially offset by increases in B&P expenses ($7 million and $10 million increases for the three and six months ended July 31, 2009, respectively) and increases in internal research and development expenses ($3 million and $7 million increases for the three and six months ended July 31, 2009, respectively) for the reasons discussed above.

Commercial segment SG&A expenses decreased $4 million, or 17%, for the three months ended July 31, 2009 and $5 million, or 11%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. The decrease in Commercial segment SG&A is primarily due to the impact of declines in foreign currency exchange rates on our foreign operations ($1 million and $3 million decreases for the three and six months ended July 31, 2009, respectively) and actions taken to reduce infrastructure costs, which included $2 million of severance costs incurred during the three and six months ended July 31, 2008.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A decreased $1 million, or 6%, for the three months ended July 31, 2009 and increased $1 million, or 4%, for the six months ended July 31, 2009 as compared to the same periods in the prior year.

SAIC, INC.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment operating income	$217	14%	$191	$421	15%	$367
As a percentage of related revenues	8.2%		7.9%	8.1%		7.9%
Commercial segment operating income	12	50	8	19	73	11
As a percentage of related revenues	10.3%		6.2%	8.2%		4.5%
Corporate and Other segment operating loss	(8)	20	(10)	(15)	—	(15)

Total operating income	$221	17	$189	$425	17	$363

As a percentage of revenues	8.0%		7.4%	7.9%		7.4%

Total operating income increased $32 million, or 17%, for the three months ended July 31, 2009 and $62 million, or 17%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to improved performance in the Government segment.

Government segment operating income increased $26 million, or 14%, for the three months ended July 31, 2009 and $54 million, or 15%, for the six months ended July 31, 2009, as compared to the same periods in the prior year, benefiting from reductions in G&A expense as a percentage of Government segment revenues due to management’s efforts to control infrastructure costs and G&A spending, improved program performance on several large programs and increased profitability from sales and maintenance of border, port and mobile security products. These benefits during the three and six months ended July 31, 2009 were partially offset by increases in M&S revenues, which generally have lower profitability than our labor-related revenues, increased B&P spending to support a larger revenue base and the pursuit of an increased number of large system integration contracts and increases in internal research and development expenses resulting from management’s continued commitment to invest in the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets.

Commercial segment operating income increased $4 million, or 50%, for the three months ended July 31, 2009 and $8 million, or 73%, for the six months ended July 31, 2009, as compared to the same periods in the prior year primarily due to actions taken to reduce infrastructure costs, which include $2 million of severance costs incurred during the three and six months ended July 31, 2008.

Corporate and Other segment operating loss decreased $2 million for the three months ended July 31, 2009 and remained constant for the six months ended July 31, 2009, as compared to the same periods in the prior year for the reasons discussed above.

Interest Income. Interest income decreased $6 million, or 100%, for the three months ended July 31, 2009 and $13 million, or 93%, for the six months ended July 31, 2009, as compared to the same periods in the prior year due to a decline in market interest rates and a change in our investment strategy to a higher concentration invested in lower-yielding U.S. Treasury and government securities money market accounts.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense decreased $2 million for the three and six months ended July 31, 2009, as compared to the same periods in the prior year. The decrease in interest expense is primarily due to a decline in the average debt balance outstanding in the current year periods as compared to the same periods in the prior year.

Other Income, Net. The components of other income, net for the periods noted were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(in millions)
Gain on sale of investments, net of impairment losses	$(1)	$—	$—	$3
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	1	2	1	5
Other	—	1	2	3
Total other income, net	$—	$3	$3	$11

SAIC, INC.

We recognized $1 million of impairment losses on investments during the three and six months ended July 31, 2009. There were no impairment losses on investments for the three and six months ended July 31, 2008. The carrying value of our investments as of July 31, 2009 was $11 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 38.1% for the three and six months ended July 31, 2009 as compared to 40.7% and 39.7%, respectively, for the same periods in the prior year. The lower effective tax rate for the three and six months ended July 31, 2009 as compared to the same periods in the prior year is primarily due to an extension of the federal research and development tax credit during the quarter ended October 31, 2008 in addition to a decrease in non-deductible expenses for fines and penalties (including amounts related to an adverse verdict in a lawsuit involving contracts with the Nuclear Regulatory Commission).

Income from Continuing Operations. Income from continuing operations increased $20 million, or 19%, for the three months ended July 31, 2009 and $32 million, or 15%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. The increase in income from continuing operations for the three months ended July 31, 2009 is primarily due to increased operating income of $32 million resulting from higher revenues and improved operating income margins, offset by a $7 million increase in net non-operating expense (which includes a $6 million decrease in interest income) and an increase in the provision for income taxes of $5 million primarily due to increased income from continuing operations before income taxes. The increase in income from continuing operations for the six months ended July 31, 2009 is primarily due to increased operating income of $62 million resulting from higher revenues and improved operating income margins, offset by a $19 million increase in net non-operating expense (which includes a $13 million decrease in interest income) and an $8 million decrease in income related to investment activities, and an increase in the provision for income taxes of $11 million primarily due to increased income from continuing operations before income taxes.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.05 per share, or 19%, for the three months ended July 31, 2009 and $.10 per share, or 20%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. The increase for the three months ended July 31, 2009 was primarily due to a $20 million, or 19%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding, primarily due to share repurchases. The increase for the six months ended July 31, 2009 was primarily due to a $32 million, or 15%, increase in income from continuing operations and a 13 million share, or 3%, decline in diluted weighted average shares outstanding, primarily due to share repurchases.

Discontinued Operations. In October 2008, we committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. We completed the sale in March 2009.

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Six Months Ended July 31
	2009	2008
	(in millions)
Revenues	$1	$3
Costs and expenses:
Cost of revenues	1	3
Selling, general and administrative expenses	—	4
Loss before income taxes	$—	$(4)

In addition to the operating results presented above, our results of discontinued operations included pre-tax losses of $3 million and $4 million for the three and six months ended July 31, 2009, respectively, and pre-tax losses of $2 million and $4 million for the three and six months ended July 31, 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc.

Net Income and Diluted EPS. Net income increased $14 million, or 13%, for the three months ended July 31, 2009 and $27 million, or 13%, for the six months ended July 31, 2009, as compared to the same periods in the prior year. The increase in net income for the three months ended July 31, 2009 as compared to the same period in the prior year reflects an increase in income from continuing operations of $20 million and a decrease in income from discontinued operations of $6 million. The increase in net income for the six months ended July 31, 2009 as compared to the same period in the prior year is due to an increase in income from continuing operations of $32 million and a decrease in income from discontinued operations of $5 million. Diluted EPS increased $.04 per share, or 15%, for the three months ended July 31, 2009 as compared to the same period in the prior year due to the increase in net income and a 12 million share, or 3%, decline in diluted weighted average shares outstanding for the three months ended July 31, 2009 as compared to the same period in the prior year, primarily due to share repurchases. Diluted EPS increased $.08 per share, or 16%, for the six months ended July 31, 2009

SAIC, INC.

as compared to the same period in the prior year due to the increase in net income and a 13 million share, or 3%, decline in diluted weighted average shares outstanding for the six months ended July 31, 2009 as compared to the same period in the prior year, primarily due to share repurchases.

Liquidity and Capital Resources

We have financed our operations from our inception in 1969 primarily through cash flow from operations, proceeds from the sales of investments, issuances of equity and debt securities and borrowings under our credit facilities. In light of the current economic conditions, we have evaluated the risks associated with our portfolio of cash and cash equivalents and our future cash needs on both a short-term and long-term basis. We had $951 million in cash and cash equivalents at July 31, 2009, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. We anticipate our principal source of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $951 million and $936 million at July 31, 2009 and January 31, 2009, respectively. The following table summarizes cash flow information for the periods noted:

	Six Months Ended July 31
	2009	2008
	(in millions)
Total cash flows provided by operations	$272	$244
Total cash flows used in investing activities	(19)	(216)
Total cash flows used in financing activities	(244)	(434)
Increase in cash and cash equivalents from discontinued operations	1	2
Effect of foreign currency exchange rate changes on cash and cash equivalents	5	—
Total increase (decrease) in cash and cash equivalents	$15	$(404)

Cash Provided by Operations. The $28 million increase in cash flows from operations for the six months ended July 31, 2009 as compared to the same period in the prior year was primarily due to an increase in income from continuing operations ($32 million) for those periods. Other significant drivers of cash flows from operations included an increase in accounts receivable related to growth in our operations which was partially offset by declines in the average time to collect receivables and timing driven decreases in inventory purchases related to certain logistics and product support programs during the six months ended July 31, 2009 as compared to the same period in the prior year.

Cash Used in Investing Activities. We used $19 million of cash in support of investing activities during the six months ended July 31, 2009, including $9 million to acquire a business and $28 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments and an $8 million receipt for purchase price adjustments related to a prior year acquisition. We used $216 million of cash in support of investing activities during the six months ended July 31, 2008, including $200 million (net of cash acquired) to acquire two businesses and $25 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $244 million of cash in support of financing activities during the six months ended July 31, 2009, including $276 million to repurchase shares of our stock and $16 million for payments on notes payable and long-term debt offset by $34 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and the exercise of stock options and $14 million in excess tax benefits associated with stock-based compensation. We used $434 million of cash in support of financing activities during the six months ended July 31, 2008, including $416 million to repurchase shares of our stock and $110 million to redeem notes payable and long-term debt offset by $50 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $43 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares

SAIC, INC.

between December 2006 and March 2008. In March 2008, our board authorized the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. Through July 31, 2009, we repurchased an aggregate of 48 million shares under the stock repurchase program. As of July 31, 2009, there were 10 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract, which expires in March 2010. As of January 31, 2009, the pension plan had an underfunded projected benefit obligation of $35 million and an unrecognized actuarial loss (pre-tax) of $42 million. A dispute exists with the customer over the timeframe in which the underfunded pension obligation is required to be funded under the terms of the customer contract and applicable pension regulations. The dispute also concerns the disposition of pension plan assets and liabilities upon the termination of the current customer contract. If we do not win the competition for the successor contract, a significant portion of the unrecognized actuarial loss and other employee-related costs may be recognized at or near the current customer contract expiration date. A similarly large portion of the underfunded projected benefit obligation may also need to be funded at that time.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2009	January 31, 2009
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

These notes contain customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with such covenants as of July 31, 2009.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains various customary restrictive covenants, including financial covenants. As of July 31, 2009, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 10 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2009 for a discussion of these items.

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

SAIC, INC.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the six months ended July 31, 2009.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth percentage, which is a non-GAAP financial measure that may be required to be reconciled to the most directly comparable GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year period to the revenue for the prior year period adjusted to include the actual revenue of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year period to our prior year period reported revenue. We use internal revenue growth percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Achievement of revenue targets based on internal revenue growth is also a measure used, in part, for determining incentive compensation for our executives and the broader employee population.

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth percentage is one of two components of the total revenue growth percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth percentage next to or near disclosures of internal revenue growth percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

Internal revenue growth percentages for the three and six months ended July 31, 2009 were calculated as follows:

	Three Months Ended July 31, 2009	Six Months Ended July 31, 2009
	(in millions)
Government segment:
Prior year period’s revenues, as reported	$2,426	$4,675
Revenues of acquired businesses for the comparable prior year period	4	24
Prior year period’s revenues, as adjusted	$2,430	$4,699
Current year period’s revenues, as reported	2,634	5,170
Internal revenue growth	$204	$471
Internal revenue growth percentage	8%	10%
Commercial segment:
Prior year period’s revenues, as reported	$128	$246
Revenues of acquired businesses for the comparable prior year period	1	6
Prior year period’s revenues, as adjusted	$129	$252
Current year period’s revenues, as reported	117	231
Internal revenue growth	$(12)	$(21)
Internal revenue growth percentage	(9)%	(8)%
Total:
Prior year period’s revenues, as reported	$2,554	$4,921
Revenues of acquired businesses for the comparable prior year period	5	30
Prior year period’s revenues, as adjusted	$2,559	$4,951
Current year period’s revenues, as reported	2,749	5,398
Internal revenue growth	$190	$447
Internal revenue growth percentage	7%	9%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended July 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2009, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the significant majority of the implementation currently scheduled to be completed in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. During the three months ended July 31, 2009, six additional operating business units (representing approximately 32% of total revenues for the six months ended July 31, 2009) migrated to the new system. As of July 31, 2009, our corporate operations and twelve of our eighteen operating business units (representing approximately 60% of total revenues for the six months ended July 31, 2009) migrated to the new system. This migration to a new system represents a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted business units has been updated.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

National Center for Critical Information Processing and Storage Contract

The U.S. Department of Justice filed a complaint against us in June 2009 relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage (NCCIPS) run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. We were awarded the task order in April 2004. The complaint alleges that prior to the release of the task order solicitation, our employees inappropriately met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving us an unfair advantage in the bidding process for the task order. The complaint alleges that the former MSRC director and deputy director took actions purposefully designed to favor us in the bidding process. In its complaint, the government seeks approximately $116 million in damages representing the aggregate amount of all payments received by us under this task order, plus the trebling of such damages and penalties under the False Claims Act.

We have cooperated with the government’s investigation of this matter since the government first contacted us in September 2006. We also conducted our own internal review of the allegations made by the government. Based on our internal review and discussions with the government, we believe that the government’s claims lack merit and intend to vigorously defend ourselves against the allegations raised in the complaint. Due to the early stage of this case, the outcome is uncertain. We have recorded a liability for an insignificant amount related to this matter as of July 31, 2009. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss, if we are not successful in our defense of this complaint, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Firm-Fixed-Price Contract with the Greek Government

In June 2009, we initiated arbitration before the International Chamber of Commerce against the Hellenic Republic of Greece (the Customer) seeking redress for breaches of contract by the Customer relating to a firm-fixed-price contract (the Greek contract) to provide a Command, Control, Communications, Coordination and Integration System (the System) to support the 2004 Athens Summer Olympic Games. Following System acceptance in November 2008 pursuant to the requirements of the modified Greek contract, the Customer failed to make payment and reduce advance payment and performance bonds as required by the contract. The Customer also refused to initiate the contractually required process for the resolution of alleged omissions and deviations. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration before a panel of three Greek arbitrators in Greece. The arbitration complaint seeks (1) aggregate damages in excess of $99 million for payment of amounts owed and other claims and damages, (2) release of advance payment and performance bonds totaling $26 million and (3) costs and expenses associated with the arbitration. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain. For a description of the Greek contract, the disputes and the impact of the Greek contract on our results of operations and financial condition see “Firm-Fixed-Price Contract with the Greek Government” under Note 10 of the notes to the unaudited condensed consolidated financial statements for the three and six months ended July 31, 2009.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 and in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2009 filed on June 4, 2009, after finding that Telkom South Africa repudiated the contract, the arbitrator is in the process of determining the damages to be recovered by Telcordia Technologies, Inc. (Telcordia), a former subsidiary of ours. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. At a hearing in April 2008, the arbitrator determined the technical issues that the independent technical expert would be tasked to analyze.

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

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of July 31, 2009.

Nuclear Regulatory Commission

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 and in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2009 filed on June 4, 2009, the U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). The complaint alleges that our performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of an employee of ours in an industry trade association and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. We dispute that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. We filed post-trial motions in October 2008 challenging the judgment, and these motions are still pending. If the post-trial motions are denied, we intend to file an appeal. We have recorded a liability for the full judgment amount of $7 million for this matter as of July 31, 2009.

New York State Contract Dispute

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 and in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2009 filed on June 4, 2009, as a result of a dispute over the proper interpretation of contract pricing terms, we have initiated a lawsuit in the New York State Court of Claims against a state government customer seeking payment for certain technical services. Although the amount of the claim, based on three unpaid invoices, is only approximately $40,000, the resolution of the claim is expected to resolve the pricing interpretation dispute and could have significant implications for the contract going forward. While we are confident that our interpretation of the pricing terms is correct, if the customer’s interpretation prevails, given estimated future tasking over the five year term of the base contract and the two option years, we estimate that this could result in an aggregate loss on the contract of approximately $2 million to $21 million, with the lower end of the range more likely. The amount presently in dispute based on the work performed to date is $1 million. Both parties filed motions for summary judgment, each seeking to establish that its interpretation of the contract pricing terms was correct. The judge denied both parties’ motions. The discovery phase of the litigation is proceeding. We are unable to determine the outcome and accordingly, have not recorded a liability for this matter as of July 31, 2009.

Government Investigations and Reviews

We are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Other

We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of our management, based upon current information, will likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.

SAIC, INC.

Item 1A. Risk Factors.

Except for the updated risk factors described below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include our control environment and overall accounting, billing and indirect cost and other direct systems, as well as reviews of our compliance with certain Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have recently come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of our systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on our accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds.

In addition, a failure to obtain an “adequate” determination of our accounting and management systems from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

Our indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our business with the U.S. Government is subject to review and investigation which could adversely affect our profitability, cash position or growth prospects.

If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals.

We are from time to time subject to investigations by the U.S. Department of Defense and other U.S. Government agencies. Penalties and sanctions are not uncommon in the industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected. More generally, increases in congressional scrutiny and investigations into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

SAIC, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of equity securities by the Company

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. We repurchased 18 million shares between December 2006 and March 2008. In March 2008, our board authorized the repurchase of additional shares, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. Through July 31, 2009, we repurchased an aggregate of 48 million shares under the stock repurchase program. As of July 31, 2009, there were 10 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended July 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2009 – May 31, 2009	2,027,374	$18.26	1,797,140	9,766,329
June 1, 2009 – June 30, 2009	385,214	18.25	—	9,766,329
July 1, 2009 – July 31, 2009	223,655	18.08	—	9,766,329

Total	2,636,243	18.24	1,797,140

(1)	Includes shares purchased as follows:

	May	June	July
Under publicly announced plans or programs	1,797,140	—	—
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	185,187	370,987	222,840
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	45,047	14,227	815
Total	2,027,374	385,214	223,655

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

For information required by Item 4 with respect to our annual meeting of stockholders, see the information set forth in Item 8.01 of our Current Report on Form 8-K filed with the SEC on June 29, 2009, which information is incorporated by reference in this Quarterly Report on Form 10-Q.

Item 5. Other Information.

The forms of stock award, stock option and performance share agreements under our 2006 Equity Incentive Plan have been revised to reflect the adoption of a recoupment policy for certain incentive compensation, which was disclosed in our Current Report on Form 8-K filed with the SEC on June 24, 2009. The revised form agreements are filed as exhibits to this Quarterly Report on Form 10-Q.

SAIC, INC.

Item 6. Exhibits.

10.1	Form of Stock Award Agreement under Registrant’s 2006 Equity Incentive Plan.

10.2	Form of Nonstatutory Stock Option Agreement under Registrant’s 2006 Equity Incentive Plan.

10.3	Form of Performance Share Award Agreement under Registrant’s 2006 Equity Incentive Plan.

10.4	Employment Letter Agreement dated June 19, 2009 between Walter P. Havenstein and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.5	Stock Offer Letter dated June 19, 2009, to Walter P. Havenstein from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.6	Agreement dated June 22, 2009, by and among BAE Systems, Inc., Walter P. Havenstein and SAIC, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2009

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of Stock Award Agreement under Registrant’s 2006 Equity Incentive Plan.

10.2	Form of Nonstatutory Stock Option Agreement under Registrant’s 2006 Equity Incentive Plan.

10.3	Form of Performance Share Award Agreement under Registrant’s 2006 Equity Incentive Plan.

10.4	Employment Letter Agreement dated June 19, 2009 between Walter P. Havenstein and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.5	Stock Offer Letter dated June 19, 2009, to Walter P. Havenstein from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.6	Agreement dated June 22, 2009, by and among BAE Systems, Inc., Walter P. Havenstein and SAIC, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002