Form 10-Q
period 2009-10-31
SAIC, Inc.
filed 2009-12-09
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33072

SAIC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 SAIC Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 676-4300

(Registrant’s telephone number, including area code)

10260 Campus Point Drive, San Diego, California 92121

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

As of November 27, 2009, the registrant had 395,913,231 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions, except per share amounts)
Revenues	$2,765	$2,631	$8,163	$7,552
Costs and expenses:
Cost of revenues	2,378	2,277	7,042	6,529
Selling, general and administrative expenses	154	149	463	455
Operating income	233	205	658	568
Non-operating income (expense):
Interest income	1	4	2	18
Interest expense	(19)	(19)	(57)	(59)
Other income (expense), net	2	(16)	5	(5)
Income from continuing operations before income taxes	217	174	608	522
Provision for income taxes	(82)	(56)	(231)	(194)
Income from continuing operations	135	118	377	328
Discontinued operations (Note 1):
Loss from discontinued operations before income taxes	(1)	(12)	(5)	(20)
Benefit for income taxes	1	14	2	24
Income (loss) from discontinued operations	—	2	(3)	4
Net income	$135	$120	$374	$332
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.34	$.29	$.94	$.80
Income from discontinued operations	—	.01	—	.01
	$.34	$.30	$.94	$.81
Diluted:
Income from continuing operations	$.34	$.29	$.93	$.79
Income from discontinued operations	—	—	—	.01
	$.34	$.29	$.93	$.80

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2009	January 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$991	$936
Receivables, net	2,156	1,889
Inventory, prepaid expenses and other current assets	281	385
Assets of discontinued operations	—	7
Total current assets	3,428	3,217
Property, plant and equipment (less accumulated depreciation and amortization of $370 million and $329 million at October 31, 2009 and January 31, 2009, respectively)	392	357
Intangible assets, net	92	88
Goodwill	1,353	1,249
Deferred income taxes	73	86
Other assets	70	51
	$5,408	$5,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,212	$1,178
Accrued payroll and employee benefits	631	487
Notes payable and long-term debt, current portion	3	17
Liabilities of discontinued operations	—	1
Total current liabilities	1,846	1,683
Notes payable and long-term debt, net of current portion	1,103	1,099
Other long-term liabilities	180	182
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.0001 par value, 1.5 billion shares authorized, 181 million and 196 million shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 215 million and 210 million shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	—	—
Additional paid-in capital	2,061	1,950
Retained earnings	260	183
Accumulated other comprehensive loss	(42)	(49)
Total stockholders’ equity	2,279	2,084
	$5,408	$5,048

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares		Additional paid-in capital		Accumulated other comprehensive loss	Total	Comprehensive income
	Common stock	Preferred stock		Retained earnings
	(in millions)
Balance at January 31, 2009	210	196	$1,950	$183	$(49)	$2,084
Net income	—	—	—	374	—	374	$374
Other comprehensive income, net of tax	—	—	—	—	7	7	7
Issuances of stock	—	13	130	—	—	130	—
Repurchases of stock	(17)	(6)	(115)	(297)	—	(412)	—
Conversion of preferred stock to common stock	22	(22)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	16	—	—	16	—
Stock-based compensation	—	—	80	—	—	80	—
Balance at October 31, 2009	215	181	$2,061	$260	$(42)	$2,279	$381

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2009	2008
	(in millions)
Cash flows from operations:
Net income	$374	$332
Loss (income) from discontinued operations	3	(4)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68	65
Stock-based compensation	80	69
Excess tax benefits from stock-based compensation	(16)	(52)
Impairment losses	1	16
Other items	(2)	(6)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(212)	(112)
Inventory, prepaid expenses and other current assets	63	(59)
Deferred income taxes	2	—
Other assets	4	(7)
Accounts payable and accrued liabilities	7	100
Accrued payroll and employee benefits	136	46
Income taxes payable	12	35
Other long-term liabilities	2	7
Total cash flows provided by operations	522	430
Cash flows from investing activities:
Expenditures for property, plant and equipment	(46)	(45)
Acquisitions of businesses, net of cash acquired of $7 million in 2009 and $5 million in 2008	(157)	(201)
Net receipts (payments) for purchase price adjustments related to prior year acquisitions	8	(4)
Other	8	15
Total cash flows used in investing activities	(187)	(235)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(17)	(112)
Sales of stock and exercises of stock options	46	64
Repurchases of stock	(331)	(429)
Excess tax benefits from stock-based compensation	16	52
Other	—	(1)
Total cash flows used in financing activities	(286)	(426)
Increase (decrease) in cash and cash equivalents from continuing operations	49	(231)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(1)	(33)
Cash used in investing activities of discontinued operations	—	(8)
Decrease in cash and cash equivalents from discontinued operations	(1)	(41)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7	(12)
Total increase (decrease) in cash and cash equivalents	55	(284)
Cash and cash equivalents at beginning of period	936	1,096
Cash and cash equivalents at end of period	$991	$812

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company), including Science Applications International Corporation. All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $8 million and $19 million on sales to unconsolidated affiliates during the three and nine months ended October 31, 2009, respectively. The Company recognized revenues of $7 million and $16 million on sales to unconsolidated affiliates during the three and nine months ended October 31, 2008, respectively.

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

In the opinion of management, the financial information as of October 31, 2009 and for the three and nine months ended October 31, 2009 and 2008 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2010, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2010 is referred to as “fiscal 2010” in these notes to condensed consolidated financial statements.

Stock Reclassification

As of October 31, 2009, the Company had shares of common stock and Class A preferred stock issued and outstanding. Shares of common stock contained the same economic rights as shares of Class A preferred stock; however, holders of Class A preferred stock were entitled to 10 votes per share while holders of common stock were entitled to one vote per share. Subsequent to October 31, 2009, the Company completed a reclassification in which each share of Class A preferred stock was automatically converted into one share of common stock. The proposal to automatically convert each share of Class A preferred stock into one share of common stock was previously approved by the Company’s stockholders at the Company’s annual meeting of stockholders in June 2009. This conversion did not impact the Company’s consolidated financial position or results of operations, other than increasing the number of common shares outstanding and reducing the number of preferred shares outstanding to zero.

Discontinued Operations

In October 2008, management committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. The Company completed the sale in March 2009.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Nine Months Ended October 31
	2009	2008
	(in millions)
Revenues	$1	$6
Costs and expenses:
Cost of revenues	1	5
Impairment of goodwill, intangible assets and other assets	—	9
Selling, general and administrative expenses	—	5
Loss before income taxes	$—	$(13)

In addition to the operating results presented above, the Company’s results of discontinued operations included pre-tax losses of $1 million and $5 million for the three and nine months ended October 31, 2009, respectively, and pre-tax losses of $3 million and $7 million for the three and nine months ended October 31, 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc. (Note 10).

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods noted were as follows:

	Nine Months Ended October 31
	2009	2008
	(in millions)
Stock exchanged upon exercise of stock options	$81	$128
Stock issued for settlement of accrued employee benefits	$3	$3
Decrease in accrued stock repurchases	$—	$(6)
Fair value of assets acquired in acquisitions	$198	$223
Cash paid in acquisitions, net of cash acquired of $7 million in 2009 and $5 million in 2008	(157)	(201)
Accrued acquisition payments, net	—	(9)
Liabilities assumed in acquisitions	$41	$13
Cash paid for interest	$35	$43
Cash paid for income taxes	$185	$206

Accounting Standards Updates Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC. This statement was adopted and was effective for the Company’s condensed consolidated financial statements for the three and nine months ended October 31, 2009. This statement does not change GAAP and it will not impact the Company’s consolidated financial position and results of operations. In the descriptions of Accounting Standards Updates that follow, references to descriptive titles in “italics” relate to the FASB Accounting Standards Codification Topics and Subtopics, and their descriptive titles, as appropriate.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 1, 2009, the Company adopted an accounting standard regarding earnings per share (EPS). In accordance with this accounting standard, the Company is required to designate its unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as “participating securities,” which requires an allocation of earnings to the participating securities in calculating EPS using the two-class method. The accounting standard is required to be applied retrospectively to adjust previously reported basic and diluted EPS for all prior periods presented. The adoption of this accounting standard reduced previously reported EPS for the periods noted as follows:

	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2008
	(in millions)
Basic EPS—continuing operations	$(.01)	$(.03)
Basic EPS	$(.01)	$(.03)
Diluted EPS—continuing operations	$—	$(.02)
Diluted EPS	$(.01)	$(.02)

During the nine months ended October 31, 2009, the Company also adopted accounting standards issued by the FASB related to the following topics, none of which had a material effect on the Company’s consolidated financial position and results of operations:

•	revised accounting rules related to business combinations;

•	accounting and disclosure for non-controlling interests in consolidated subsidiaries;

•	disclosures related to derivative financial instruments;

•	interim disclosures about fair value of financial instruments;

•	determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly; and

•	accounting and disclosures for subsequent events.

Accounting Standards Updates Issued But Not Yet Adopted

In December 2008, the FASB issued an accounting standard which updates existing accounting standards to require additional disclosure in the sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits. The disclosure requirements of this accounting standard are effective for the Company’s annual financial statements for the fiscal year ending January 31, 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning February 1, 2011 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it is adopted.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provides guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhances the disclosure requirements related to these arrangements. This update is effective for arrangements entered into or materially modified by the Company after January 31, 2011. The Company is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it is adopted.

Other new accounting standards and updates issued but not effective until after October 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events

The Company has evaluated subsequent events that have occurred through December 8, 2009, which is the date of issuance of these financial statements, and has accounted for and disclosed material subsequent events in these condensed consolidated financial statements as appropriate.

Note 2—Earnings per Share:

In calculating EPS using the two-class method, the Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents. Basic EPS is computed by dividing income less earnings allocable to unvested stock awards by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$135	$118	$377	$328
Less: allocation of undistributed earnings to unvested stock awards	(4)	(4)	(12)	(10)
Income from continuing operations, for computing basic EPS	$131	$114	$365	$318
Net income, as reported	$135	$120	$374	$332
Less: allocation of undistributed earnings to unvested stock awards	(4)	(4)	(12)	(10)
Net income, for computing basic EPS	$131	$116	$362	$322
Diluted EPS:
Income from continuing operations, as reported	$135	$118	$377	$328
Less: allocation of undistributed earnings to unvested stock awards	(4)	(4)	(12)	(9)
Income from continuing operations, for computing diluted EPS	$131	$114	$365	$319
Net income, as reported	$135	$120	$374	$332
Less: allocation of undistributed earnings to unvested stock awards	(4)	(4)	(12)	(10)
Net income, for computing diluted EPS	$131	$116	$362	$322

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Basic weighted average number of shares outstanding	384	392	387	396
Dilutive common share equivalents—stock options	4	6	4	7
Diluted weighted average number of shares outstanding	388	398	391	403

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
Basic:
Income from continuing operations	$.34	$.29	$.94	$.80
Income from discontinued operations	—	.01	—	.01
	$.34	$.30	$.94	$.81
Diluted:
Income from continuing operations	$.34	$.29	$.93	$.79
Income from discontinued operations	—	—	—	.01
	$.34	$.29	$.93	$.80

The following awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Antidilutive stock options excluded	11	7	11	7
Performance-based stock awards excluded	1	—	1	—
Weighted average number of unvested stock awards outstanding excluded	13	13	13	12

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Stock options	$8	$7	$24	$21
Vesting stock awards	20	17	54	47
Vested stock awards	—	—	—	1
Performance-based stock awards	1	—	2	—
Total stock-based compensation expense	$29	$24	$80	$69

Stock Options. Stock options granted during the nine months ended October 31, 2009 and 2008 have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. The fair value of stock options granted during the periods noted was determined using the following weighted average assumptions:

	Nine Months Ended October 31
	2009	2008
Expected term (in years)	3.9	3.9
Expected volatility	30.6%	26.2%
Risk-free interest rate	1.5%	2.3%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2009 and 2008 using the Black-Scholes option-pricing model was $4.79 and $4.51, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the nine months ended October 31, 2009 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2009	39.9	$15.08	2.1	$186
Options granted	5.5	18.41
Options forfeited or expired	(2.7)	15.50
Options exercised	(7.5)	12.95		40
Outstanding at October 31, 2009	35.2	16.02	2.1	59
Exercisable at October 31, 2009	17.8	14.77	1.2	52

Vesting Stock Awards. Vesting stock award activity for the nine months ended October 31, 2009 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2009	11.4	$18.74
Awards granted	4.7	18.38
Awards forfeited	(0.8)	18.64
Awards vested	(2.9)	18.75
Unvested at October 31, 2009	12.4	18.61

The aggregate fair value of vesting stock awards that vested during the nine months ended October 31, 2009 and 2008 was $53 million and $47 million, respectively.

Performance-Based Stock Awards. During the nine months ended October 31, 2009, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares that will ultimately be awarded can range from zero to 150% of the specified target awards (which totaled 600,000 shares under performance-based stock awards as of October 31, 2009) based on the achievement of cumulative growth in diluted EPS from continuing operations and operating income margin, weighted equally, as compared to targeted amounts for the three fiscal year period ending January 31, 2012. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

Performance-based stock award activity for the nine months ended October 31, 2009 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2009	—	$—
Awards granted	0.7	18.36
Awards forfeited	(0.1)	18.46
Outstanding at October 31, 2009	0.6	18.35

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Other Income (Expense), Net:

The components of other income (expense), net for the periods noted were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Net loss on sale of investments, net of impairment losses	$—	$(5)	$—	$(2)
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	(8)	1	(3)
Other	2	(3)	4	—
Total other income (expense), net	$2	$(16)	$5	$(5)

The Company recognized $1 million of impairment losses on investments during the nine months ended October 31, 2009. There were no impairment losses during the three months ended October 31, 2009. The Company recognized $16 million of impairment losses on its ownership interests in Danet GmbH and certain private equity securities held by its venture capital subsidiary during the three and nine months ended October 31, 2008. These impairments were due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions during the three months ended October 31, 2008. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input as defined by the accounting standard for fair value measurements), discounted cash flow models (Level 2 input as defined by the accounting standard for fair value measurements) and recent capital transactions of the portfolio companies being valued (Level 3 input as defined by the accounting standard for fair value measurements). The carrying value of the Company’s investments as of October 31, 2009 was $21 million.

Note 5—Acquisitions:

Atlan, Inc. On July 10, 2009, the Company acquired all of the outstanding equity interests of Atlan, Inc., a cybersecurity product testing firm, for a preliminary purchase price of $9 million in cash, subject to contractual adjustments. This acquisition enhances the Company’s overall cybersecurity capabilities and government cybersecurity product certification services. The preliminary purchase price allocation resulted in goodwill of $7 million (substantially all of which is tax deductible) and identifiable intangible assets of $1 million. The final purchase price allocation will be determined upon settlement of any contractual adjustments of the purchase price.

R. W. Beck Group, Inc. On August 1, 2009, the Company acquired all of the outstanding equity interests of R. W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services, for a purchase price of $155 million in cash, subject to contractual adjustments. This acquisition both enhances the Company’s existing capabilities and offerings to customers in the areas of energy and infrastructure capital program consulting services and provides new capabilities and offerings to customers in disaster preparedness and recovery services. The preliminary purchase price allocation resulted in goodwill of $93 million (none of which is tax deductible) and identifiable intangible assets of $24 million. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

These acquisitions, which individually and in the aggregate were not material business combinations, were both in the Government segment.

Note 6—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2009	$1,220	$29	$1,249
Acquisitions	100	—	100
Foreign currency translation	—	2	2
Adjustments	2	—	2
Goodwill at October 31, 2009	$1,322	$31	$1,353

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of February 1, 2009, certain operations were transferred between the Company’s Government segment and Commercial segment with prior year goodwill amounts adjusted for consistency with the current year’s presentation. Goodwill adjustments during the nine months ended October 31, 2009 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	October 31, 2009			January 31, 2009
	Gross carrying Value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$133	$59	$74	$121	$55	$66
Software and technology	43	30	13	42	25	17
Other	2	1	1	3	2	1
Total amortizable intangible assets	178	90	88	166	82	84
Non-amortizable intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$182	$90	$92	$170	$82	$88

Amortizable intangible assets with a gross carrying value of $11 million became fully amortized during the nine months ended October 31, 2009 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $7 million and $20 million for the three and nine months ended October 31, 2009, respectively, and $8 million and $22 million for the three and nine months ended October 31, 2008, respectively.

There were no goodwill or intangible asset impairment losses during the three and nine months ended October 31, 2009. The Company recorded impairment losses of $1 million for goodwill and $6 million for intangible assets during the three and nine months ended October 31, 2008, which is included in discontinued operations. Intangible assets arising from an acquisition made prior to February 1, 2009 decreased $2 million during the nine months ended October 31, 2009 due to the finalization of a purchase price allocation, including the valuation of intangible assets.

The estimated annual amortization expense related to amortizable intangible assets as of October 31, 2009 is as follows (in millions):

Fiscal Year Ending January 31
2010 (remainder of the fiscal year)	$7
2011	24
2012	19
2013	14
2014	10
2015 and thereafter	14
$88

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

Note 7—Financial Instruments:

The Company had cash and cash equivalents of $991 million as of October 31, 2009. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of October 31, 2009, outstanding foreign currency forward contracts had a notional amount of $4 million and a fair value of less than $1 million (included in inventory, prepaid expenses and other current assets), which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input as defined by the accounting standard for fair value measurements). Since these foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses on these foreign currency forward contracts are recognized in earnings immediately. During the three and nine months ended October 31, 2009, the Company recognized gains on these foreign currency forward contracts (included in other income (expense), net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

The Company’s notes payable and long-term debt consisted of the following:

	October 31, 2009	January 31, 2009
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements). The fair value of notes payable and long-term debt was $1,158 million and $1,040 million as of October 31, 2009 and January 31, 2009, respectively.

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of October 31, 2009.

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

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Net income	$135	$120	$374	$332
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(17)	16	(17)
Deferred taxes	—	7	(5)	7
Foreign currency translation adjustments, net of tax	1	(10)	11	(10)
Reclassification of realized loss on settled derivative instruments to net income	—	—	—	2
Deferred taxes	—	—	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—	1
Pension liability adjustments, net of tax	(1)	3	(4)	3
Total other comprehensive income (loss), net of tax	—	(7)	7	(6)
Comprehensive income	$135	$113	$381	$326

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The components of accumulated other comprehensive loss were as follows:

	October 31, 2009	January 31, 2009
	(in millions)
Foreign currency translation adjustments, net of taxes of $1 million and $6 million as of October 31, 2009 and January 31, 2009, respectively	$(2)	$(13)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of October 31, 2009 and January 31, 2009	(6)	(6)
Unrecognized loss on defined benefit plan, net of taxes of $13 million and $12 million as of October 31, 2009 and January 31, 2009, respectively	(34)	(30)
Total accumulated other comprehensive loss, net of taxes of $18 million and $22 million as of October 31, 2009 and January 31, 2009, respectively	$(42)	$(49)

As of October 31, 2009, less than $1 million of the unrecognized net loss on settled derivative instruments will be amortized and recognized as interest expense during the next 12 months.

Note 9—Business Segment Information:

The interim business segment information for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Revenues:
Government segment	$2,649	$2,501	$7,819	$7,176
Commercial segment	118	131	349	377
Intersegment elimination	(2)	(1)	(5)	(1)
Total revenues	$2,765	$2,631	$8,163	$7,552
Operating income (loss):
Government segment	$222	$201	$643	$568
Commercial segment	12	14	31	25
Corporate and Other segment	(1)	(10)	(16)	(25)
Total operating income	$233	$205	$658	$568

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

Note 10—Commitments and Contingencies:

National Center for Critical Information Processing and Storage Contract

The U.S. Department of Justice filed a complaint against the Company and several other defendants in June 2009 relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

government employee pursuant to the qui tam provisions of the civil False Claims Act. The Company was awarded the task order at issue in April 2004. The Justice Department’s complaint alleges that prior to the release of the task order solicitation, the Company’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company and its team an unfair advantage in competing for the task order. The complaint further alleges that the former MSRC director and deputy director took actions calculated to favor the Company in the bidding process. In its complaint, the government seeks approximately $116 million in damages, which represents the aggregate amount of all payments received by the Company under this task order, plus the trebling of such damages and penalties under the False Claims Act.

The Company has cooperated with the government’s investigation of this matter since the government first contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and initial discovery, the Company believes that the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. The Company and each of the co-defendants have filed pending motions seeking dismissal of the complaint on various grounds. Due to the early stage of this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of October 31, 2009. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this complaint, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

A hearing before the third-party expert was held in November 2008 in South Africa. In November 2008, the third-party expert issued a report containing his findings regarding the December 2000 software release and the fair and reasonable value of out-of-scope software features and services. A hearing before the arbitrator was held in April 2009 during which the parties were allowed to question the third-party expert regarding the findings in his November 2008 report. In October 2009, a second hearing was held before the third-party expert regarding other technical issues, and the expert issued a report containing his findings. A final hearing before the arbitrator is scheduled to commence in January 2010. At this hearing, the third party expert will be questioned regarding his report and the arbitrator will hear testimony on issues relevant to the amount of damages to which Telcordia is entitled. Given the current schedule, the damages phase of the arbitration is anticipated to be completed in the first half of fiscal 2011.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2009.

Firm-Fixed-Price Contract with the Greek Government

Original Contract. In May 2003, the Company entered into a euro-denominated firm-fixed-price contract (the Greek contract) with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration (C4I) System (the System) to support the 2004 Athens Summer Olympic Games (the Olympics) and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System is comprised of 29 subsystems, organized into three major functional areas: the Command Decision Support System (CDSS), the Communication and Information System and the Command Center Systems. Under the Greek contract, the System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The Greek contract also requires the Company to provide five years of System support and maintenance for approximately $13 million and ten years of TETRA radio network services for approximately $122 million. The Greek contract contains an unpriced option for an additional five years of TETRA network services.

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

Performance of Modified Contract. Subsequent to the modification of the Greek contract in March 2007, the following developments have occurred:

•

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. The Customer determined that the System substantially complies with the terms of the contract and is accepted with certain alleged omissions and deviations. According to the Customer, these omissions and deviations have an aggregate value of approximately $31 million, which is to be withheld from the remainder of the contract price owed to the Company under the terms of the contract. Of this $31 million, the Company is directly responsible for performing the work for or absorbing the payment shortfall of approximately $1 million and the remainder is the responsibility of the Company’s subcontractors under the terms of their subcontracts. The contract provides for a specified period during which the Company and the Customer must negotiate in good faith to resolve the omissions and deviations identified by the Customer. Such resolution may include a combination of remediation efforts by the Company, a reduction in the amount paid to the Company, or an agreement that certain identified omissions and deviations are not warranted and should be cleared without a reduction in the amount paid to the Company.

•

The Customer reduced the advance payment, performance and offset bonds requirement by $62 million during the nine months ended October 31, 2009, leaving $37 million outstanding as of October 31, 2009. The Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment bonds by the remaining $5 million and the performance bonds by approximately $23 million. The Customer has failed to implement these reductions. The Company expects the remaining performance bonds of $9 million will be reduced as services continue to be rendered primarily on the TETRA services portion of the contract.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

The Customer’s acceptance in November 2008 entitles the Company to a payment of approximately $20 million, which represents the undisputed portion of the contract balance pertaining to the development portion of the accepted System. Of this amount, the Company will retain approximately $10 million and the remainder will be paid to subcontractors. The Company invoiced for this payment in December 2008, and although the contract requires payment within 30 days, the Customer has not yet paid. As described below, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract and accordingly, did not recognize any revenue in connection with the issuance of this invoice. Additional payments for the system development portion of this contract may be received upon completion of the negotiations to resolve omissions and deviations.

•

Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. Siemens agreed to pay fines and penalties of over $1 billion to authorities in Germany and the United States to resolve certain of these investigations. The scope of the Greek government’s investigation of certain Siemens representatives includes allegations that (i) improper payments were made by Siemens in connection with the Greek contract and other Siemens contracts and (ii) the Company/Siemens team misrepresented to the Greek State prior to contract award its technical capabilities and ability to perform the Greek contract within the contractual performance period. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, or that the Company/Siemens team misrepresented its technical capabilities, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Arbitration. Following System acceptance in November 2008 pursuant to the requirements of the modified Greek contract, the Customer failed to make payment and reduce advance payment and performance bonds as required by the contract. The Customer also refused to initiate the contractually required process for the resolution of alleged omissions and deviations. In June 2009, the Company initiated arbitration before the ICC against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration in Greece before a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The arbitration complaint seeks (i) aggregate damages in excess of $104 million for payment of amounts owed and other claims and damages, (ii) release of advance payment and performance bonds totaling $28 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies of the Greek Contract. The Company has recorded $124 million of losses under the Greek contract as of October 31, 2009. There were no profits or losses recorded during the three and nine months ended October 31, 2009 and 2008. The $124 million loss reflected the Company’s estimated total cost to complete the System under the original Greek contract and assumed the Greek contract value was limited to the cash received to date.

The Greek contract modification executed in March 2007 resulted in significant changes to the terms and conditions and the deliverables under the Greek contract and clarified the parties’ responsibilities. If the Company receives future payments as required under the modified Greek contract, the Company may reverse a portion of the losses previously recognized. However, based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Accordingly, the Company has not adjusted and will not adjust the losses on this contract until such time as the Company can reliably estimate the ultimate outcome of the modified contract. Also, as a result of the significant uncertainties that remain on this contract, the Company is utilizing the completed-contract method of accounting for the system development portion of this contract. Examples of these uncertainties include receipt of the remaining payments, release of the remaining bonds, changes in the political representatives from the Greek government involved with the project and subcontractor performance and legal compliance issues. Accordingly, no additional revenue will be recognized on the development portion of the contract until it is completed. Revenue on the maintenance portion of the contract is recognized as maintenance payments are received from the Customer. Through October 31, 2009, the Company has recognized revenues of $174 million, which represents a portion of the $217 million of cash received to date. The Company recognized $4 million of revenues and equal amounts of costs on the maintenance portion of the Greek contract during the three and nine months ended October 31, 2009.

The Company has $19 million of receivables relating to value added taxes (VAT) as of October 31, 2009 that the Company has paid and believes the Company is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $37 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the terms of the Greek contract, the Company is required to maintain certain advance payment, performance and offset bonds in favor of the Customer. As of October 31, 2009, these bonding requirements have been met through the issuance of $37 million in standby letters of credit. As discussed above, the Customer’s acceptance in November 2008 required the Customer, within certain specified time periods, to reduce the advance payment and performance bonds. The Customer has failed to implement these reductions. If the standby letters of credit are called based on a future failure to fulfill the Company’s services obligations under the Greek contract, the Company may have the right to call some of the $29 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company has appealed to the U.S. Court of Appeals for the District of Columbia Circuit. Pending the outcome of the appeal, the Company has recorded a liability for the full judgment amount of $7 million for this matter as of October 31, 2009.

New York State Contract Dispute

As a result of a dispute over the proper interpretation of contract pricing terms, the Company initiated a lawsuit in the New York State Court of Claims against a state government customer. Subsequent to October 31, 2009, the Company resolved this dispute with the customer through a contract modification that revised pricing terms for certain work performed to date and the Company was released from all future obligations under the contract for performing the work subject to the pricing dispute. As a result of the settlement, the risk of loss on the contract was eliminated. The Company will recognize an insignificant amount of income as a result of the settlement.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of October 31, 2009, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Both contractors and the U.S. Government agencies conducting these audits and reviews have recently come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that a contractor’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. In addition, the Company has recently communicated to the DCAA its intention to change its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system. These changes will also be subject to DCAA review, and will require coordination with customer payment offices to avoid adversely impacting the Company’s ability to receive timely payment on contracts.

The Company’s failure to obtain an “adequate” determination of its various accounting and management systems, including its recent changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

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

Tax Audits and Reviews

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS and most states for fiscal years prior to and including fiscal 2006. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reached with respect to $14 million of the Company’s unrecognized tax benefits, which includes $2 million of accrued interest, depending on the timing of ongoing examinations, litigation and expiration of statutes of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. As of October 31, 2009, the Company had liabilities for uncertain tax positions of $44 million, including $2 million related to discontinued operations. While the Company believes it has appropriate accruals for uncertain tax positions, final settlements could be for amounts greater than or less than its accruals.

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

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2010 as “fiscal 2010”.

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

Key financial highlights and events, including progress against these initiatives, during the three months ended October 31, 2009 include:

•

Revenues for the three months ended October 31, 2009 increased 5% over the same period in the prior year, reflecting an internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) of 1%. Internal revenue growth for the three months ended October 31, 2009 was favorably impacted by continued growth primarily in a number of defense solutions and logistics and product support programs offset by a decline in our classified and operational intelligence programs. Our internal revenue growth rate for the three months ended October 31, 2009 was also negatively impacted by a $66 million decline in year-over-year revenues for R.W. Beck Group, Inc. (a current year acquisition) and one less business day in the current year as compared to the same period in the prior year (representing an approximately $43 million impact on revenue growth).

•

Operating income as a percentage of revenues increased to 8.4% for the three months ended October 31, 2009 from 7.8% for the same period in the prior year. This increase was primarily due to management’s efforts to control infrastructure costs and general and administrative spending and improved contract performance on several large programs for the three months ended October 31, 2009 as compared to the same period in the prior year. These increases were partially offset by a higher percentage of material and subcontractor (M&S) revenues (42% and 41% of total revenues for the three months ended October 31, 2009 and 2008, respectively), which generally have lower margins than our labor-related revenues.

SAIC, INC.

•

Income from continuing operations for the three months ended October 31, 2009 increased $17 million, or 14%, over the same period in the prior year primarily due to increased operating income of $28 million, or 14%, from increased revenues and improved operating income margins and a $15 million decrease in net non-operating expense (driven by a $16 million decrease in impairment losses on investments), offset by a $26 million increase in the provision for income taxes.

•

Diluted earnings per share from continuing operations for the three months ended October 31, 2009 increased $.05 per share, or 17%, as compared to the same period in the prior year primarily due to a $17 million, or 14%, increase in income from continuing operations and a 10 million share, or 3%, decline in diluted weighted average shares outstanding primarily due to repurchases under our stock repurchase program.

•

Cash and cash equivalents increased $40 million during the three months ended October 31, 2009 primarily due to $250 million generated from operations offset by cash used in support of investing activities of $168 million, including the acquisition of a business for $148 million (net of cash acquired of $7 million) and cash used in support of financing activities of $42 million, which consisted primarily of repurchases of our stock of $55 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.0 billion for the three months ended October 31, 2009. Total backlog was $16.6 billion at October 31, 2009 as compared to $16.8 billion at January 31, 2009.

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

Bookings and Backlog. We received net bookings worth an estimated $3.0 billion and $7.9 billion during the three and nine months ended October 31, 2009, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under indefinite-delivery/indefinite-quantity (IDIQ), U.S. General Services Administration Schedule, or other master agreement contract vehicles.

SAIC, INC.

The estimated value of our total backlog as of the dates noted was as follows:

	October 31, 2009	January 31, 2009
	(in millions)
Government segment:
Funded backlog	$5,147	$5,102
Negotiated unfunded backlog	10,870	10,960
Total Government segment backlog	$16,017	$16,062
Commercial segment:
Funded backlog	$380	$512
Negotiated unfunded backlog	174	219
Total Commercial segment backlog	$554	$731
Total:
Funded backlog	$5,527	$5,614
Negotiated unfunded backlog	11,044	11,179
Total backlog	$16,571	$16,793

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. The decline in backlog at October 31, 2009 as compared to January 31, 2009 reflects an industry-wide lengthening of the contract decision and awards process and a resulting increase in submitted proposals awaiting decision, as well as an increase in contract award protests by our competitors.

The U.S. Department of Defense has begun to restructure one of our largest programs, Future Combat Systems (FCS), which has been renamed Army Brigade Combat Team Modernization (BCTM). As a result of this restructuring, we received partial termination letters in July 2009 for efforts associated with the manned ground vehicle and related portions of the program. In addition, we have received an undefinitized change order related to the restructure which requires us to submit a restructure proposal early in 2010, with finalization of the change order expected to occur during our second fiscal quarter ending on July 31, 2010. We continue to perform on this program in accordance with the revised scope of work. The provisional billing rate on the contract has been adjusted downward to allow us to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of the activity on this contract is dependent on the outcome of the negotiations. Included within the Government segment backlog above is approximately $70 million in funded backlog and $840 million in negotiated unfunded backlog, which represents our best estimate of our remaining effort under this restructured contract. Of these amounts, we expect to recognize revenues of approximately $80 million throughout the remainder of fiscal 2010 under the restructured program.

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

Contract Types. We generate revenues under the following types of contracts:

•	Cost-reimbursement contracts which provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee.

•	Time-and-materials (T&M) contracts which typically provide for negotiated fixed hourly rates plus reimbursement of other direct costs.

•	Fixed-price-level-of-effort (FP-LOE) contracts which are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time.

•

Firm-fixed-price (FFP) contracts which provide for a fixed price for specified products, systems and/or services. If actual costs vary from planned costs on a FFP contract, we generate more or less than the planned amount of profit and may even incur a loss.

SAIC, INC.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Nine Months Ended October 31
	2009	2008
Cost-reimbursement	48%	47%
T&M and FP-LOE	31	35
FFP	21	18
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts for the nine months ended October 31, 2009 as compared to the same period in the prior year is primarily due to an increased volume of material deliveries under certain programs with U.S. Department of Defense customers in the logistics and products support business area, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases as well as an increased percentage of new and follow-on programs being structured by our customers as FFP contracts.

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

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Labor-related revenues	$1,605	3%	$1,557	$4,753	4%	$4,554
As a percentage of revenues	58%		59%	58%		60%
M&S revenues	1,160	8	1,074	3,410	14	2,998
As a percentage of revenues	42%		41%	42%		40%

The increase in labor-related revenues for the three and nine months ended October 31, 2009 as compared to the same periods in the prior year is primarily due to the start of several new programs and increases in both labor rates and the number of personnel performing on contracts, partially offset by the impact of one less business day for the three and nine months ended October 31, 2009 as compared to the same periods in the prior year. At October 31, 2009, we had approximately 46,100 full-time and part-time employees as compared to 45,200 at October 31, 2008. The increase in M&S revenues for the three and nine months ended October 31, 2009 as compared to the same periods in the prior year was primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with U.S. Department of Defense customers, including increased revenue on our global logistics support services contract for the delivery of petroleum and chemical products to military bases.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues includes direct labor and related fringe benefits, overhead, and direct expenses incurred to perform on contracts, such as subcontract labor and materials. Overhead consists of indirect costs relating to rent/facilities, management and administration, depreciation of property, plant and equipment, management information systems, travel and other expenses.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses are primarily for corporate administrative functions, such as management, legal, finance and accounting, contracts, human resources, depreciation of property, plant and equipment and amortization of intangible assets and certain information technology expenses. SG&A also includes bid and proposal (B&P) and internal research and development expenses (IR&D).

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Revenues	$2,765	5%	$2,631	$8,163	8%	$7,552
Cost of revenues	2,378	4	2,277	7,042	8	6,529
Selling, general and administrative expenses	154	3	149	463	2	455

Operating income	233	14	205	658	16	568
As a percentage of revenues	8.4%		7.8%	8.1%		7.5%
Non-operating expense, net	(16)		(31)	(50)		(46)

Income from continuing operations before income taxes	217	25	174	608	16	522
Provision for income taxes	(82)	(46)	(56)	(231)	(19)	(194)

Income from continuing operations	135	14	118	377	15	328
Income (loss) from discontinued operations, net of tax	—		2	(3)		4

Net income	$135	13	$120	$374	13	$332

Revenues. Our revenues increased $134 million, or 5%, for the three months ended October 31, 2009 and $611 million, or 8%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year primarily due to growth in revenues in our Government segment. The internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) was 1% and 6% for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment revenues	$2,649	6%	$2,501	$7,819	9%	$7,176
As a percentage of total revenues	96%		95%	96%		95%
Commercial segment revenues	118	(10)	131	349	(7)	377
As a percentage of total revenues	4%		5%	4%		5%
Intersegment elimination	(2)	(100)	(1)	(5)	(400)	(1)

Total revenues	$2,765	5	$2,631	$8,163	8	$7,552

Government segment revenues increased $148 million, or 6%, during the three months ended October 31, 2009 and $643 million, or 9%, during the nine months ended October 31, 2009, as compared to the same periods in the prior year. The internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) for the Government segment was 2% and 7% for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year. Internal revenue growth in the Government segment for the three and nine months ended October 31, 2009 was favorably impacted by continued growth in a number of defense solutions and logistics and product support programs. The increase in revenues for defense solutions included a systems engineering and integration program with the U.S. Navy (increases in revenues of $36 million and $70 million for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year), a systems and software maintenance and upgrades program with the U.S. Army (increases in revenues of $17 million and $53 million for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year) and a new Command, Control and Communication program with the U.S. Department of Defense (increases in revenues of $17 million and $46 million for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year). The increase in revenues for logistics and products support was due to growth from certain programs, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases (increases of $52 million and $119 million for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year). Internal revenue growth was constrained by a decline in revenues from our classified and operational intelligence programs for the three and nine months ended October 31, 2009 primarily due to an industry-wide delay in new awards and program starts and less demand for materials on systems integration projects. The internal revenue growth rate for the three and nine months ended October 31, 2009 was also negatively impacted by a $66 million year-over-year decline in revenues for R.W. Beck Group, Inc. (a current year acquisition), which had episodically high revenues for the three and nine months ended

SAIC, INC.

October 31, 2008 (prior to its acquisition) due to certain disaster recovery efforts, and one less business day in the current year periods as compared to the same periods in the prior year (representing an approximately $43 million impact on revenue growth).

Commercial segment revenues decreased $13 million, or 10%, during the three months ended October 31, 2009 and $28 million, or 7%, during the nine months ended October 31, 2009, as compared to the same periods in the prior year. In addition to one less business day in the current year periods as compared to the same periods in the prior year, Commercial segment revenues decreased due to declines attributable to foreign currency exchange rates on our foreign operations ($4 million and $20 million negative impact for the three and nine months ended October 31, 2009, respectively) as well as reduced business activity due to declines in general market conditions.

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to our Corporate and Other segment. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

Cost of Revenues. The following table summarizes changes in segment cost of revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment cost of revenues	$2,297	5%	$2,186	$6,805	9%	$6,260
As a percentage of related revenues	86.7%		87.4%	87.0%		87.2%
Commercial segment cost of revenues	87	(10)	97	258	(10)	286
As a percentage of related revenues	73.7%		74.0%	73.9%		75.9%
Corporate and Other segment cost of revenues	(4)	20	(5)	(16)	—	(16)
Intersegment elimination	(2)	(100)	(1)	(5)	(400)	(1)

Total cost of revenues	$2,378	4	$2,277	$7,042	8	$6,529

As a percentage of revenues	86.0%		86.5%	86.2%		86.5%

Government segment cost of revenues as a percentage of related revenues for the three and nine months ended October 31, 2009 decreased as compared to the same periods in the prior year primarily due to improved contract performance on several large programs and increased profitability from sales and maintenance of border, port and mobile security products. These improvements were partially offset by increased M&S revenues (increases of $86 million, or 8%, and $412 million, or 14%, for the three and nine months ended October 31, 2009, respectively), which generally have lower profitability than our labor-related revenues.

Commercial segment cost of revenues as a percentage of related revenues for the three and nine months ended October 31, 2009 decreased as compared to the same periods in the prior year primarily due to actions taken to reduce infrastructure costs.

Corporate and Other segment cost of revenues for the three and nine months ended October 31, 2009 and 2008 represents a contra-expense for allocations of intersegment facility charges, which are included in cost of revenues, to our Government and Commercial segments on company-owned properties in accordance with U.S. Government Cost Accounting Standards.

Selling, General and Administrative Expenses. The following table summarizes changes in total SG&A expense by type of activity for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
General and administrative	$102	(2)%	$104	$308	(4)%	$321
As a percentage of total revenues	3.7%		4.0%	3.8%		4.2%
Bid and proposal	41	28	32	119	16	103
As a percentage of total revenues	1.5%		1.2%	1.5%		1.4%
Internal research and development	11	(15)	13	36	16	31
As a percentage of total revenues	.4%		.5%	.4%		.4%

Total SG&A	$154	3	$149	$463	2	$455

As a percentage of total revenues	5.6%		5.7%	5.7%		6.0%

SAIC, INC.

Total SG&A increased $5 million, or 3%, for the three months ended October 31, 2009 and $8 million, or 2%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. As a percentage of total revenues, total SG&A for the three and nine months ended October 31, 2009 decreased as compared to the same periods in the prior year, primarily due to an increase in revenues in addition to management’s efforts to reduce general and administrative spending. During the three and nine months ended October 31, 2009, we also recognized a $4 million gain on the sale of real estate, which is included as a reduction of SG&A.

General and administrative (G&A) expenses decreased $2 million, or 2%, for the three months ended October 31, 2009 and $13 million, or 4%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The decreases for the three and nine months ended October 31, 2009 were primarily due to management’s efforts to control infrastructure costs and general and administrative spending and a non-recurring $4 million gain on the sale of real estate, which is included as a reduction of G&A, offset by an $8 million increase from a current year acquisition. In addition, during the nine months ended October 31, 2009, there were decreases in legal related expenses of $6 million and severance charges incurred in the prior year period related to organizational streamlining in our Commercial and Corporate and Other segments.

B&P expenses increased $9 million, or 28%, for the three months ended October 31, 2009 and $16 million, or 16%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year primarily due to an increase in B&P activities to support a larger revenue base and the pursuit of an increased number of large systems integration contracts consistent with our management’s initiatives. In addition, there has been a shift in government procurement practices towards an increased volume of smaller awards and increased use of IDIQ contract vehicles, which are awarded to one or more contractors following a competitive bidding process and require contractors to prepare post-award bids and proposals to obtain individual task orders under the IDIQ contract. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

IR&D expenses decreased $2 million, or 15%, for the three months ended October 31, 2009 and increased $5 million, or 16%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The increase for the nine months ended October 31, 2009 was primarily due to increased costs associated with the development of key technologies to further our strategy of becoming a prime contractor on larger, more complex programs and expanding into new markets.

The following table summarizes changes in SG&A expense by segment for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment SG&A	$130	14%	$114	$371	7%	$348
As a percentage of related revenues	4.9%		4.6%	4.8%		4.9%
Commercial segment SG&A	19	(5)	20	60	(9)	66
As a percentage of related revenues	16.1%		15.3%	17.2%		17.5%
Corporate and Other segment SG&A	5	(67)	15	32	(22)	41

Total SG&A	$154	3	$149	$463	2	$455

As a percentage of revenues	5.6%		5.7%	5.7%		6.0%

Government segment SG&A increased $16 million, or 14%, for the three months ended October 31, 2009 and $23 million, or 7%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. These increases were primarily due to increases in B&P expenses of $11 million and $21 million for the three and nine months ended October 31, 2009, respectively, and an increase in G&A spending of $8 million from a current year acquisition as discussed above. These increases were partially offset by management’s efforts to control infrastructure costs and general and administrative spending.

Commercial segment SG&A expenses decreased $1 million, or 5% for the three months ended October 31, 2009 and $6 million, or 9%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The decrease in Commercial segment SG&A for the nine months ended October 31, 2009 was primarily due to the impact of declines in foreign currency exchange rates on our foreign operations ($3 million decrease in SG&A) and actions taken to reduce infrastructure costs during the nine months ended October 31, 2008.

SAIC, INC.

Corporate and Other segment SG&A expenses represent corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment SG&A decreased $10 million, or 67%, and $9 million, or 22%, for the three and nine months ended October 31, 2009, respectively, as compared to the same periods in the prior year. The decrease in Corporate and Other segment SG&A is partially due to a non-recurring $4 million gain on the sale of real estate recognized during the three and nine months ended October 31, 2009, which is included as a reduction of Corporate and Other segment G&A, and decreases in legal related expenses ($2 million and $6 million for the three and nine months ended October 31, 2009, respectively). The decrease in legal related expenses for the nine months ended October 31, 2009 was primarily attributable to $4 million of costs incurred during the three months ended July 31, 2008 associated with a lawsuit involving contracts with the Nuclear Regulatory Commission.

Operating Income. The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2009	Percent change	2008	2009	Percent change	2008
	(dollars in millions)
Government segment operating income	$222	10%	$201	$643	13%	$568
As a percentage of related revenues	8.4%		8.0%	8.2%		7.9%
Commercial segment operating income	12	(14)	14	31	24	25
As a percentage of related revenues	10.2%		10.7%	8.9%		6.6%
Corporate and Other segment operating loss	(1)	90	(10)	(16)	36	(25)

Total operating income	$233	14	$205	$658	16	$568

As a percentage of revenues	8.4%		7.8%	8.1%		7.5%

Total operating income increased $28 million, or 14%, for the three months ended October 31, 2009 and $90 million, or 16%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year primarily due to improved performance in the Government segment.

Government segment operating income increased $21 million, or 10%, for the three months ended October 31, 2009 and $75 million, or 13%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year, benefiting from improved contract performance on several large programs and increased profitability from sales and maintenance of border, port and mobile security products. These benefits during the three and nine months ended October 31, 2009 were partially offset by an increase in B&P spending for the reasons discussed above.

Commercial segment operating income decreased $2 million, or 14%, for the three months ended October 31, 2009 and increased $6 million, or 24%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. Commercial segment operating income for the three months ended October 31, 2009 decreased primarily due to reduced business activity due to declines in general market conditions. Commercial segment operating income for the nine months ended October 31, 2009 increased primarily due to a reduction in costs incurred in the prior year period for actions taken to reduce infrastructure costs, which included $2 million of severance costs, partially offset by reduced revenues and the negative impact of declines in foreign currency exchange rates on our foreign operations ($2 million).

Corporate and Other segment operating loss decreased $9 million, or 90%, for the three months ended October 31, 2009 and $9 million, or 36%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year primarily due to the non-recurring gain on sale of real estate and decreases in legal related expenses discussed above.

Interest Income. Interest income decreased $3 million, or 75%, for the three months ended October 31, 2009 and $16 million, or 89%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year due to a decline in market interest rates and a change in our investment strategy to a higher concentration invested in lower-yielding U.S. Treasury and government securities money market accounts.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense remained constant for the three months ended October 31, 2009 and decreased $2 million for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The decrease in interest expense is primarily due to a decline in the average debt balance outstanding in the current year periods as compared to the same periods in the prior year.

SAIC, INC.

Other Income (Expense), Net. The components of other income (expense), net for the periods noted were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(in millions)
Net loss on sale of investments, net of impairment losses	$—	$(5)	$—	$(2)
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	(8)	1	(3)
Other	2	(3)	4	—
Total other income (expense), net	$2	$(16)	$5	$(5)

We recognized $1 million of impairment losses on investments during the nine months ended October 31, 2009. There were no impairment losses during the three months ended October 31, 2009. We recognized $16 million of impairment losses on our ownership interests in Danet GmbH and certain private equity securities held by our venture capital subsidiary during the three and nine months ended October 31, 2008 due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions during the three months ended October 31, 2008. The carrying value of our investments as of October 31, 2009 was $21 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 37.8% and 38.0% for the three and nine months ended October 31, 2009, respectively, as compared to 32.2% and 37.2%, respectively, for the same periods in the prior year. The effective tax rate for the three and nine months ended October 31, 2008 was lower primarily due to a reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts in addition to the reenactment of the federal research and development tax credit during the quarter ended October 31, 2008 with a retroactive effective date of December 31, 2007.

Income from Continuing Operations. Income from continuing operations increased $17 million, or 14%, for the three months ended October 31, 2009 and $49 million, or 15%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The increase in income from continuing operations for the three months ended October 31, 2009 is primarily due to increased operating income of $28 million, or 14%, resulting from higher revenues, improved operating income margins and a $15 million decrease in net non-operating expense (which includes a $16 million decrease in impairment losses for investments offset by a $3 million decrease in interest income) partially offset by an increase in the provision for income taxes of $26 million primarily due to increased income from continuing operations before income taxes. The increase in income from continuing operations for the nine months ended October 31, 2009 is primarily due to increased operating income of $90 million, or 16%, resulting from higher revenues and improved operating income margins, offset by a $4 million increase in net non-operating expense (which includes a $15 million decrease in impairment losses for investments offset by $16 million decrease in interest income) and an increase in the provision for income taxes of $37 million primarily due to increased income from continuing operations before income taxes.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.05 per share, or 17%, for the three months ended October 31, 2009 and $.14 per share, or 18%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The increase for the three months ended October 31, 2009 was primarily due to a $17 million, or 14%, increase in income from continuing operations and a 10 million share, or 3%, decline in diluted weighted average shares outstanding, primarily due to share repurchases. The increase for the nine months ended October 31, 2009 was primarily due to a $49 million, or 15%, increase in income from continuing operations and a 12 million share, or 3%, decline in diluted weighted average shares outstanding, primarily due to share repurchases.

Discontinued Operations. In October 2008, we committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. We completed the sale in March 2009.

The operating results of this discontinued operation prior to sale for the periods noted were as follows:

	Nine Months Ended October 31
	2009	2008
	(in millions)
Revenues	$1	$6
Costs and expenses:
Cost of revenues	1	5
Impairment of goodwill, intangible assets and other assets	—	9
Selling, general and administrative expenses	—	5
Loss before income taxes	$—	$(13)

SAIC, INC.

In addition to the operating results presented above, our results of discontinued operations included pre-tax losses of $1 million and $5 million for the three and nine months ended October 31, 2009, respectively, and pre-tax losses of $3 million and $7 million for the three and nine months ended October 31, 2008, respectively, for certain tax and litigation matters related primarily to Telcordia Technologies, Inc.

Net Income and Diluted EPS. Net income increased $15 million, or 13%, for the three months ended October 31, 2009 and $42 million, or 13%, for the nine months ended October 31, 2009, as compared to the same periods in the prior year. The increase in net income for the three months ended October 31, 2009 as compared to the same period in the prior year reflects an increase in income from continuing operations of $17 million and a decrease in income from discontinued operations of $2 million. The increase in net income for the nine months ended October 31, 2009 as compared to the same period in the prior year is due to an increase in income from continuing operations of $49 million and a decrease in income from discontinued operations of $7 million. Diluted EPS increased $.05 per share, or 17%, for the three months ended October 31, 2009 as compared to the same period in the prior year due to the increase in net income and a 10 million share, or 3%, decline in diluted weighted average shares outstanding for the three months ended October 31, 2009 as compared to the same period in the prior year, primarily due to share repurchases. Diluted EPS increased $.13 per share, or 16%, for the nine months ended October 31, 2009 as compared to the same period in the prior year due to the increase in net income and a 12 million share, or 3%, decline in diluted weighted average shares outstanding for the nine months ended October 31, 2009 as compared to the same period in the prior year, primarily due to share repurchases.

Liquidity and Capital Resources

We had $991 million in cash and cash equivalents at October 31, 2009, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. We anticipate our principal source of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $991 million and $936 million at October 31, 2009 and January 31, 2009, respectively. The following table summarizes cash flow information for the periods noted:

	Nine Months Ended October 31
	2009	2008
	(in millions)
Total cash flows provided by operations	$522	$430
Total cash flows used in investing activities	(187)	(235)
Total cash flows used in financing activities	(286)	(426)
Decrease in cash and cash equivalents from discontinued operations	(1)	(41)
Effect of foreign currency exchange rate changes on cash and cash equivalents	7	(12)
Total increase (decrease) in cash and cash equivalents	$55	$(284)

Cash Provided by Operations. Cash flows from operations increased $92 million for the nine months ended October 31, 2009 as compared to the same period in the prior year. Cash flows from operations were favorably impacted by decreases in inventory related to certain logistics and product support programs for the nine months ended October 31, 2009 as compared to the same period in the prior year, an additional payroll cycle during the prior year period and a $49 million increase in income from continuing operations. Cash flows from operations were negatively impacted by an increase in the average time to collect receivables during the nine months ended October 31, 2009 instead of declining as it did during the same period in the prior year as well as a decrease in the relative amount of payables outstanding and accrued liabilities during the nine months ended October 31, 2009 as compared to the same period in the prior year.

Cash Used in Investing Activities. We used $187 million of cash in support of investing activities during the nine months ended October 31, 2009, including $157 million (net of cash acquired) to acquire two businesses and $46 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments and an $8 million receipt for purchase price adjustments related to a prior year acquisition. We used $235 million of cash in support of investing activities during the nine months ended October 31, 2008, including $201 million (net of cash acquired) to acquire two businesses and $45 million to purchase property, plant and equipment.

SAIC, INC.

Cash Used in Financing Activities. We used $286 million of cash in support of financing activities during the nine months ended October 31, 2009, including $331 million to repurchase shares of our stock and $17 million for payments on notes payable and long-term debt offset by $46 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and the exercise of stock options and $16 million in excess tax benefits associated with stock-based compensation. We used $426 million of cash in support of financing activities during the nine months ended October 31, 2008, including $429 million to repurchase shares of our stock and $112 million to redeem notes payable and long-term debt offset by $64 million in proceeds from the sale of stock under our ESPP and the exercise of stock options and $52 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. In March 2008 and September 2009, our board authorized the repurchase of additional shares, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether future repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. Through October 31, 2009, we repurchased an aggregate of 51 million shares under the stock repurchase program. As of October 31, 2009, there were 37 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract, which expires in March 2010. As of January 31, 2009, the pension plan had an underfunded projected benefit obligation of $35 million and an unrecognized actuarial loss (pre-tax) of $42 million. A dispute exists with the customer over the timeframe in which the underfunded pension obligation is required to be funded under the terms of the customer contract and applicable pension regulations. The dispute also concerns the disposition of pension plan assets and liabilities upon the termination of the current customer contract. We have bid on the successor contract, which contemplates a reduced scope of work. If we win the competition for the successor contract, on the terms currently contemplated, pension and employee-related costs may be recognized as we transition to the reduced scope of work. If we do not win the competition for the successor contract, a significant portion of the unrecognized actuarial loss and other employee-related costs may be recognized at or near the current customer contract expiration date. A similarly large portion of the underfunded projected benefit obligation may also be required to be funded at those times.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2009	January 31, 2009
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of October 31, 2009.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains financial covenants and customary restrictive covenants. As of October 31, 2009, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 18 of the notes to consolidated financial statements in our

SAIC, INC.

Annual Report on Form 10-K for the fiscal year ended January 31, 2009. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. See Note 10 of the notes to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2009 for a discussion of these items.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no significant changes to our critical accounting policies during the nine months ended October 31, 2009.

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

We use internal revenue growth percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our executives and the broader employee population is based, in part, on achievement of revenue targets linked to internal revenue growth.

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

SAIC, INC.

Internal revenue growth percentages for the three and nine months ended October 31, 2009 were calculated as follows:

	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2009
	(in millions)
Government segment:
Prior year period’s revenues, as reported	$2,501	$7,176
Revenues of acquired businesses for the comparable prior year period	99	122
Prior year period’s revenues, as adjusted	$2,600	$7,298
Current year period’s revenues, as reported	2,649	7,819
Internal revenue growth	$49	$521
Internal revenue growth percentage	2%	7%
Commercial segment:
Prior year period’s revenues, as reported	$131	$377
Revenues of acquired businesses for the comparable prior year period	—	6
Prior year period’s revenues, as adjusted	$131	$383
Current year period’s revenues, as reported	118	349
Internal revenue growth	$(13)	$(34)
Internal revenue growth percentage	(10)%	(9)%
Total:
Prior year period’s revenues, as reported	$2,631	$7,552
Revenues of acquired businesses for the comparable prior year period	99	128
Prior year period’s revenues, as adjusted	$2,730	$7,680
Current year period’s revenues, as reported	2,765	8,163
Internal revenue growth	$35	$483
Internal revenue growth percentage	1%	6%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended October 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2009, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the significant majority of the implementation currently scheduled to be completed

SAIC, INC.

in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. As of October 31, 2009, our corporate operations and twelve of our eighteen operating business units (representing approximately 60% of total revenues for the nine months ended October 31, 2009) migrated to the new system, none of which occurred in the quarterly period covered by this report. Management has updated the system of internal control over financial reporting for the impacted areas.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

National Center for Critical Information Processing and Storage Contract

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2009, the U.S. Department of Justice filed a complaint against us and several other defendants in June 2009 alleging, among other things, violation of the civil False Claims Act, relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage located at the Stennis Space Center in Mississippi. Based on our internal review, discussions with the government and initial discovery, we believe that the government’s claims lack merit and intend to vigorously defend ourselves against the allegations raised in the complaint. We and each of the co-defendants have filed pending motions seeking dismissal of the complaint on various grounds. Due to the early stage of this case, the outcome is uncertain. We have recorded a liability for an insignificant amount related to this matter as of October 31, 2009. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if we are not successful in our defense of this complaint, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Telkom South Africa

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2009 and July 31, 2009, we initiated arbitration proceedings before the International Chamber of Commerce (ICC) against Telkom South Africa as a result of a contract dispute. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party technical expert to provide an independent opinion on disputed technical issues. In October 2009, a second hearing was held before the third-party expert regarding other technical issues, and the expert issued a report containing his findings. A final hearing before the arbitrator is scheduled to commence in January 2010. At this hearing, the third party expert will be questioned regarding his report and the arbitrator will hear testimony on issues relevant to the amount of damages to which Telcordia is entitled. Given the current schedule, the damages phase of the arbitration is anticipated to be completed in the first half of fiscal 2011.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, we are entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts we will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. We do not have any assets or liabilities recorded related to this contract and the related legal proceedings as of October 31, 2009.

Firm-Fixed-Price Contract with the Greek Government

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2009, we initiated arbitration before the ICC against the Hellenic Republic of Greece (the Customer) in June 2009 seeking redress for breaches of contract by the Customer relating to a firm-fixed-price contract (the Greek contract) to provide a Command, Control, Communications, Coordination and Integration System (the System) to support the 2004 Athens Summer Olympic Games. The arbitration will be decided in Greece by a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The arbitration complaint seeks (i) aggregate damages in excess of $104 million for payment of amounts owed and other claims and damages, (ii) release of advance payment and performance bonds totaling $28 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain. For a description of the Greek contract, the disputes and the impact of the Greek contract on our financial condition and results of operations see “Firm-Fixed-Price Contract with the Greek Government” under Note 10 of the notes to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2009.

Nuclear Regulatory Commission

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2009 and July 31, 2009, the U.S. Department of Justice filed a lawsuit against us in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by us on two contracts that we had with the Nuclear Regulatory Commission (NRC). In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury

SAIC, INC.

awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. We have appealed to the U.S. Court of Appeals for the District of Columbia Circuit. Pending the outcome of the appeal, we have recorded a liability for the full judgment amount of $7 million for this matter as of October 31, 2009.

New York State Contract Dispute

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2009 and July 31, 2009, as a result of a dispute over the proper interpretation of contract pricing terms, we initiated a lawsuit in the New York State Court of Claims against a state government customer. Subsequent to October 31, 2009, we resolved this dispute with the customer through a contract modification that revised pricing terms for certain work performed to date and we were released from all future obligations under the contract for performing the work subject to the pricing dispute. As a result of the settlement, the risk of loss on the contract was eliminated. We will recognize an insignificant amount of income as a result of the settlement.

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

Item 1A. Risk Factors.

Except for the updated risk factor described below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed on March 30, 2009 and as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009 filed on September 3, 2009.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include our control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of our compliance with certain Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have recently come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of our systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on our accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. In addition, we have recently communicated to the DCAA our intention to change our indirect rate structure used in our indirect cost system and our direct labor bid structure used for our estimating system. These changes will also be subject to DCAA review, and will require coordination with customer payment offices to avoid adversely impacting our ability to receive timely payment on contracts.

SAIC, INC.

Our failure to obtain an “adequate” determination of our various accounting and management systems, including our recent changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of equity securities by the Company

In December 2006, our board of directors authorized a stock repurchase program under which we could repurchase up to 40 million shares of our common stock as part of our overall strategy for capital allocation. In March 2008 and September 2009, our board authorized the repurchase of additional shares, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether future repurchases are made and the timing and actual number of shares repurchased will depend on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. Through October 31, 2009, we repurchased an aggregate of 51 million shares under the stock repurchase program. As of October 31, 2009, there were 37 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended October 31, 2009:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2009 – August 31, 2009	227,230	$18.06	—	9,766,329
September 1, 2009 – September 30, 2009	2,121,587	17.52	1,885,657	38,114,343
October 1, 2009 – October 31, 2009	1,399,257	17.78	858,630	37,255,713

Total	3,748,074	17.65	2,744,287

(1)	Includes shares purchased as follows:

	August	September	October
Under publicly announced plans or programs	—	1,885,657	858,630
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	162,316	177,972	404,077
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	64,914	57,958	136,550
Total	227,230	2,121,587	1,399,257

(2)

Stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced in December 2006. In March 2008 and September 2009, our board authorized the repurchase of additional shares, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

SAIC, INC.

Item 5. Other Information.

As disclosed in our Current Report on Form 8-K filed with SEC on September 24, 2009, our Key Executive Stock Deferral Plan, Management Stock Compensation Plan, Stock Compensation Plan and Keystaff Deferral Plan were amended to implement aspects of our compensation recoupment policy. These plans, as amended, are filed as exhibits to this Quarterly Report on Form 10-Q.

As disclosed in our Current Report on Form 8-K filed with the SEC on November 17, 2009, on November 16, 2009, we completed the reclassification of our Class A preferred stock into common stock. The forms of stock award, stock option and performance share agreements under our 2006 Equity Incentive Plan have been revised to reflect the reclassification and are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on November 17, 2009 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on September 24, 2009 with the SEC.

10.1	Science Applications International Corporation’s Stock Compensation Plan, as amended through September 17, 2009.

10.2	Science Applications International Corporation’s Management Stock Compensation Plan, as amended through September 17, 2009.

10.3	Science Applications International Corporation’s Keystaff Deferral Plan, as amended through September 17, 2009.

10.4	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended through September 17, 2009.

10.5	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan.

10.6	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan.

10.7	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.8	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.9	Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2009

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on November 17, 2009 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on September 24, 2009 with the SEC.

10.1	Science Applications International Corporation’s Stock Compensation Plan, as amended through September 17, 2009.

10.2	Science Applications International Corporation’s Management Stock Compensation Plan, as amended through September 17, 2009.

10.3	Science Applications International Corporation’s Keystaff Deferral Plan, as amended through September 17, 2009.

10.4	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended through September 17, 2009.

10.5	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan.

10.6	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan.

10.7	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.8	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan.

10.9	Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002