Form 10-K
period 2010-01-31
SAIC, Inc.
filed 2010-04-01
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33072

SAIC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3562868
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1710 SAIC Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(703) 676-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2009, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3,543,942,810. Prior to the November 2009 reclassification in which the registrant’s Class A preferred stock was converted into common stock, the registrant’s Class A preferred stock was not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A preferred stock was convertible into one share of the registrant’s common stock.

As of March 19, 2010, the registrant had 386,914,283 shares of common stock, $.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SAIC, Inc.

Form 10-K

PART I

Item 1. Business

The Company

Science Applications International Corporation was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. We use the terms “our company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2010 as “fiscal 2010”.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, energy, environment and health. We plan to focus our investments to expand our business on areas such as: intelligence, surveillance and reconnaissance; cyber security; logistics; energy; and health technology. For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

In November 2009, we completed a reclassification in which each share of our Class A preferred stock was converted into one share of our common stock. Shares of Class A preferred stock contained the same economic rights as shares of common stock; however, holders of Class A preferred stock were entitled to 10 votes per share while holders of common stock were entitled to one vote per share. The proposal to convert each share of Class A preferred stock into one share of common stock was previously approved by our stockholders at our annual meeting of stockholders in June 2009. This conversion did not impact our consolidated financial position or results of operations, other than increasing the number of common shares outstanding and reducing the number of preferred shares outstanding to zero.

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

Government Segment

Our Government segment provides a wide array of technical services and solutions in the areas described below, primarily to U.S. federal, state and local government agencies and foreign governments.

•

Systems Engineering and Integration. We provide systems engineering and implementation services and solutions to help our customers design and integrate complex information technology (IT) networks and infrastructure. These services and solutions include designing, installing, testing, repairing and maintaining IT systems.

•

Software Development. We provide software development services and solutions to help our customers maximize value by extending and renovating critical systems through software capabilities. These services include automating code generation, managing computer resources, and merging and evaluating large amounts of data.

•

IT Outsourcing. We provide IT outsourcing services and solutions to help our customers optimize their IT infrastructure. These services and solutions include designing and implementing integrated IT service management approaches to reduce overall costs and improve user satisfaction, identifying and recommending IT investments to improve business and operational performance and identifying underperforming assets for disposition.

•

Cyber Security. We provide services and solutions to help our customers prepare for, protect against, react to and respond to a wide array of cyber security threats. These services and solutions include designing comprehensive cyber-risk management programs to identify and neutralize cyber attacks, integrating and managing information security services to protect customers’ mission-critical data, identifying and selecting disaster recovery plans and performing tests to certify that IT systems operate in accordance with design requirements.

•

Secure Information Sharing and Collaboration. We provide services and solutions to help our customers share information and resources, including designing and developing information systems that access, process and analyze vast amounts of data from various sources to facilitate information sharing and collaboration.

SAIC, Inc. Annual Report  1

PART I

•

Data Processing and Analysis. We provide services and solutions to help our U.S. defense, intelligence and homeland security customers develop new processes, methods and technologies to improve the collection, analysis and interpretation of the vast amounts of intelligence information to build an integrated intelligence picture, allowing them to be more agile and dynamic in challenging environments and produce actionable intelligence.

•

Communication Systems and Infrastructure. We provide services and solutions to help our customers design and implement state-of-the-art communication systems. These services and solutions include designing, installing, testing, repairing and maintaining voice, data and video communication systems and infrastructures.

•

Logistics and Product Support. We provide logistics, supply chain management, demand forecasting and repair and maintenance services to enhance the readiness and operational capability of U.S. federal agencies and U.S. military personnel and weapon and support systems deployed worldwide.

•	Research and Development. We conduct leading-edge research and development of new technologies with applications in areas such as national security, intelligence and life sciences.

•

Environmental Consulting Services. We provide services and solutions in assessing and mitigating evolving environmental challenges. Our services and solutions include collecting and interpreting data to assess the impacts of global climate changes, designing and constructing “green” facilities, and developing clean fossil and carbon management technologies and other ways to reduce the emission of greenhouse gases. We also provide environmental compliance and remediation services, including performing environmental risk assessment studies and coordinating remedial and hazardous waste investigations and programs.

•

Energy and Utilities Services. We provide services and solutions in energy efficiency, demand reduction and sustainability programs to help customers reduce costs, manage risks and minimize the environmental impacts associated with energy and utility consumption. We help energy users manage risks, evaluate energy consumption for efficiency and develop innovative, clean and renewable energy sources. We assist energy producers in addressing issues related to government mandates for cleaner and alternative energy sources, infrastructure security, and intelligent, reliable transmission and distribution.

•

Design and Construction Services. We develop life-cycle solutions merging technologies with the operational needs of our customers. We then provide architecture, design, engineering, construction and construction management services to implement those solutions. Our areas of emphasis include energy, industrial and manufacturing facilities, advanced communications and critical infrastructure.

•

Securing Critical Infrastructure. We provide customers in various industries with services to protect critical infrastructure from acts of terrorism and natural disasters as well as from threats due to error, maliciousness, wear and tear, planning oversights and previously unforeseen vulnerabilities. These services and solutions include risk management (vulnerability assessments and threat identification), training exercises and simulations, awareness programs, physical security, protection and detection systems and critical infrastructure continuity and contingency planning as well as casualty and damage assessment tools and disaster recovery services.

•

Homeland Security. We provide customers with services and solutions in planning for and responding to public health emergencies and disasters. These services and solutions include emergency planning, multi-agency training and exercises. We also design and develop products and applied technologies that aid anti-terrorism and homeland security efforts, including our border, port and security inspection systems.

•

Geospatial Solutions. We provide services and solutions in satellite imagery and image processing, database development and analysis, visualization, application development and related IT enterprise architecture for customers in various industries, including agriculture, defense, energy, forestry and water management.

•

Space. We provide applied research and technology and modeling and simulation services to the National Aeronautics and Space Administration (NASA) and U.S. military, space and intelligence communities, including support related to mission preparation, launch and execution.

Revenues from our Government segment accounted for 96%, 95% and 94% of our total revenues in fiscal 2010, 2009 and 2008, respectively. Within the Government segment, the majority of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor. Some revenues in the Government segment are derived from non-government customers for whom the work is performed by a Government segment business unit.

We often collaborate with other parties, including our competitors, to submit bids for large U.S Government procurements or other opportunities where we believe that the combination of products and services that we can provide as a team will help us win and perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer

2  SAIC, Inc. Annual Report

PART I

requirements, as well as the relative size, qualifications, capabilities and experience of our company and our teammates. Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees for work performed. These regulations and risks are described in more detail below under the “Business–Regulation” and “Item 1A. Risk Factors” sections of this Annual Report on Form 10-K.

Commercial Segment

Our Commercial segment primarily targets commercial customers worldwide in select industries, which currently include oil and gas, utilities and life sciences. While the Commercial segment provides an array of IT systems integration and advanced technical services, the focused offerings include applications and IT infrastructure management, data lifecycle management, and business transformation services. Our Commercial segment customers often benefit from leveraging the services and solutions that we provide to our Government segment customers. Revenues from our Commercial segment accounted for 4%, 5% and 6% of our total revenues in fiscal 2010, 2009 and 2008, respectively.

Acquisitions

The acquisition of businesses is part of our growth strategy to provide new or enhance existing capabilities and offerings to customers and to establish new or enhance existing relationships with customers. We expect that a portion of our future growth will come from recent and future acquisitions. During the last five fiscal years, we completed 22 acquisitions, most notably:

•

In fiscal 2010, we acquired R.W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services. This acquisition both enhanced our existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services.

•

In fiscal 2009, we acquired SM Consulting, Inc., a provider of language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. While this acquisition enhanced our existing capabilities and offerings, it also expanded our relationships with DoD customers in adjacent markets for these services. We also acquired Icon Systems, Inc., a provider of laser-based systems and products for military training and testing. This acquisition enhanced our position in the live training environment by enabling us to provide a more comprehensive array of wireless training.

•

In fiscal 2008, we acquired The Benham Companies LLC, a consulting, engineering, and architectural design company. This acquisition provided us with new capabilities and offerings in the areas of industrial manufacturing and facilities design/build and enhanced our existing capabilities and offerings in the areas of energy consulting services and software development and integration services.

•

In fiscal 2007, we acquired Applied Marine Technology, Inc., a provider of training, systems engineering and integration, information systems and communications, and rapid prototyping of technical solutions and products focused on support to intelligence and special warfare operations, which enhanced our existing capabilities and offerings.

•

In fiscal 2006, we acquired Geo-Centers, Inc. and its subsidiary, EAI Corporation, an engineering and professional services firm providing research and development for chemical and biological detection, infrastructure assessment and protection, life science research, rapid response equipment and support, and sensor systems and integration. This acquisition added to our existing capabilities and offerings in the area of homeland security and enhanced our relationship with these customers.

Discontinued Operations

From time to time, we dispose of non-strategic components of our business. During the last five fiscal years, we completed four divestitures of businesses as follows:

•	In fiscal 2010, we completed the sale of a non-strategic component of a business, which was held for sale as of January 31, 2009.

•

In fiscal 2008, we completed a reorganization transaction involving our 55% interest in AMSEC LLC, a consolidated majority-owned subsidiary, resulting in the disposition of our 55% interest in AMSEC LLC in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC.

•	In fiscal 2007, we completed the sale of our majority-owned subsidiary, ANXeBusiness Corp. (ANX).

•	In fiscal 2006, we completed the sale of our subsidiary, Telcordia Technologies, Inc. (Telcordia).

SAIC, Inc. Annual Report  3

PART I

Contract Types

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, with each of these contract types presenting advantages and disadvantages, as follows:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when there is uncertainty involved in contract performance. Cost-reimbursement contracts generally subject us to lower risk, but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•

Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor when the contract is awarded. We assume financial risk on T&M contracts because we assume the risk of performing these contracts at negotiated hourly rates.

•

Fixed-price-level-of-effort (FP-LOE) contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort.

•

Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires commercial items or specific amounts of supplies and services which have a determinable fair and reasonable price. These contracts subject us to higher risk, but offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. If actual costs vary from planned costs on a FFP contract, we generate more or less than the planned amount of profit and may even incur a loss.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2010, 2009 and 2008, see “Key Financial Metrics—Sources of Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Contract Procurement

The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several procurement contracting methods to purchase services and solutions. The U.S. Government has increasingly moved away from single award contracts towards contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services on established general terms and conditions. The three predominant contracting methods through which U.S. Government agencies procure services and products are as follows:

•

Single Award Contracts. U.S. Government agencies have procured services and products through single award contracts which specify the scope of services and products that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of products and services from the single successful awardee.

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. Single-award and multi-award IDIQ contracts are contract forms used to obtain commitments from contractors to provide certain products or services on pre-established terms and conditions. Under IDIQ contracts, the U.S. Government issues task orders for specific products or services it needs and the contractor supplies products or services in accordance with the previously agreed-upon terms in the overall IDIQ contract. IDIQ contracts are generally awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract will be awarded to one pre-selected

4  SAIC, Inc. Annual Report

PART I

contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts, or GWACs. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling but not committing the U.S. Government to purchase substantial amounts of products and services from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of products or services that the U.S. Government will purchase under the contract.

•

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of products or services that the U.S. Government will purchase under the contract.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and potential fees for work performed. For additional discussion and analysis of backlog, see “Key Financial Metrics—Sources of Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Key Customers

In fiscal 2010, 2009 and 2008, 89%, 88% and 87%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

The percentage of total revenues attributable to these customers for the last three fiscal years was as follows:

	Year Ended January 31
	2010	2009	2008
U.S. Army	23%	24%	21%
U.S. Navy	12	12	12

Competition

Competition for U.S. Government contracts is intense. We compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts, and bid against these team members in other situations. Due to the current industry trend toward consolidation, we expect changes in the competitive landscape. We believe that our principal competitors include the following companies:

•

the engineering and technical services divisions of large defense contractors which provide U.S. Government IT services in addition to other hardware systems and products, including such companies as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical services, including U.S. Government IT services, such as Battelle Memorial Institute, Booz Allen Hamilton Inc., CACI International Inc, ManTech International Corporation, Serco Group plc and SRA International, Inc.;

SAIC, Inc. Annual Report  5

PART I

•

diversified commercial and U.S. Government IT providers, such as Accenture Ltd., Computer Sciences Corporation, HP Enterprise Services (formerly EDS, a Hewlett Packard company), International Business Machines Corporation and Unisys Corporation;

•	contractors who provide engineering, consulting, design and construction services, such as KBR, Inc. and CH2M Hill Companies Limited; and

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

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means.

We selectively pursue opportunities to license our technologies to third parties. From time to time, we also evaluate potential spin-offs or other transfers of our technologies.

In connection with the performance of services for customers in the Government segment, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2010, 2009 and 2008, our IR&D expense was $49 million, $46 million and $48 million, respectively, which was included in selling, general and administrative expenses.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we have from time to time (including fiscal 2010 and 2009) experienced sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 20 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, intelligence agencies and DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•	require reviews by the Defense Contract Audit Agency (DCAA) and other U.S. Government agencies of compliance with government standards for accounting and management internal control systems;

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data; and

•

require us not to compete for or to divest of work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

6  SAIC, Inc. Annual Report

PART I

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations, local government regulations and procurement policies and practices (including regulations relating to bribery of foreign officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Failure to comply with these laws and regulations could result in civil, criminal, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2010, we employed approximately 46,200 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

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

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

SAIC, Inc.

1710 SAIC Drive

McLean, VA 22102

Attention: Corporate Secretary

Telephone: (703) 676-4300

Item 1A. Risk Factors

In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

SAIC, Inc. Annual Report  7

PART I

Risks Relating to Our Business

We depend heavily on U.S. Government contracts, and a decline in the U.S. defense budget or a delay in the completion of the U.S. Government’s budget process could result in adverse consequences to our business.

We depend on U.S. Government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected. In fiscal 2010, 2009 and 2008, we generated 89%, 88% and 87%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor. We generated more than 10% of our total revenues during the last three fiscal years from each of the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred (or proposed for suspension or debarment) from contracting with government agencies for any reason, the amount of business with the U.S. Government would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. defense budget or changes in budgetary priorities or timing of contract awards may adversely affect our future revenues and limit our growth prospects. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 74% of our total revenues in fiscal 2010. Our operating results could be adversely affected by changes in the budgetary priorities of the U.S. Government or the DoD, delays in program starts or the award of contracts by the U.S. Government, changes in regulations toward contractors such as regulations related to organizational conflicts of interest (OCI) or award protests. Current spending levels for defense-related programs by the U.S. Government may not be sustainable and future levels of spending and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not provide services. Such changes in spending authorizations and budgetary priorities could occur due to changes in U.S. Government leadership, the number of and intensity of military conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, including the impact of efforts to stimulate the U.S. economy, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract awards for large programs could adversely affect our future revenues and limit our growth prospects.

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

We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant regulations that affect us include:

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

8  SAIC, Inc. Annual Report

PART I

The FAR and many of our U.S. Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about a conflict of interest issue could damage our reputation.

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations, such as U.S. Government Cost Accounting Standards, at any time. In addition, the U.S. Government may face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Congressional legislation and initiatives dealing with mitigation of potential conflicts of interest, procurement reform and shifts in the buying practices of U.S. Government agencies resulting from those proposals, such as increased usage of fixed price contracts which transfer some risks from the U.S. Government to the performing contractors, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are put up for recompetition. Any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. Government agencies, including the DCAA and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include our control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of our compliance with certain Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of our systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on our accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. In addition, we changed our indirect rate structure used in our indirect cost system and our direct labor bid structure used for our estimating system for fiscal 2011 and future years. These changes are currently being reviewed by the DCAA.

Our failure to obtain an “adequate” determination of our various accounting and management internal control systems, including our recent changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

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

We are routinely subject to investigations relating to our contracts and operations by the DoD and other U.S. Government agencies. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses,

SAIC, Inc. Annual Report  9

PART I

suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. We could also suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected. More generally, increases in congressional scrutiny and investigations into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

We derive significant revenue from contracts awarded through a competitive bidding process. Due to this competitive process and an increase in bid protests, we may be unable to sustain our revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. Following the contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenues and revenue growth. For example, in fiscal 2010, the DoD announced its intent to restructure one of our largest programs, Future Combat Systems, which has been renamed Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with this program were terminated for convenience in July 2009 and January 2010. While we are continuing to perform in accordance with a revised scope of work, the future volume and profitability of this program is dependent on the outcome of the change order negotiations.

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

As of January 31, 2010, our total backlog was $15.6 billion, which included $5.3 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to modify, curtail or terminate our major programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenue and growth prospects could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable border, port and mobile security products.

10  SAIC, Inc. Annual Report

PART I

Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate our costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented 22% of our total revenues for fiscal 2010. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make our contracts less profitable or unprofitable.

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

Over the last several years, we have undertaken significant multi-year projects to implement a new accounting system and establish a shared services organization to deliver certain internal services to the entire company. While the implementation of our new accounting system was substantially completed by the beginning of fiscal 2011 and several functions already have been moved to our shared services organization, we continue to undertake projects to improve our information technology systems and the delivery of shared services throughout our company. Any system or service disruptions, including those caused by projects to improve our information technology systems and the delivery of shared services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner.

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

Some of our contracts with the U.S. Government are classified which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, you might have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

SAIC, Inc. Annual Report  11

PART I

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

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop products and services that address these changing needs and to provide people and technology needed to deliver these products and services. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

Adverse judgments or settlements in legal disputes could require us to pay potentially large damage awards, which would adversely affect our cash balances and profitability.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described in this Annual Report on Form 10-K are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy.

Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Due to our growth and increased competition for experienced personnel, particularly in highly specialized areas, it has become more difficult to meet all of our needs for these employees in a timely manner and this may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

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

Misconduct of our employees, agents and business partners, including security breaches, could cause us to lose customers or our ability to contract with the U.S. Government.

Misconduct, fraud or other improper activities by our employees, agents or business partners could have a significant adverse impact on our business and reputation, particularly because we are a U.S. Government contractor. Such misconduct could include the failure to comply with U.S. Government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in U.S. Government contracts, regulations on lobbying or similar activities, environmental laws and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential misconduct include falsifying time records and violations of the Anti-Kickback Act. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions

12  SAIC, Inc. Annual Report

PART I

may not prevent all misconduct and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, agents or business partners could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with the U.S. Government, any of which would adversely affect our business and reputation.

Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.

Our operations sometimes involve the investigation or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Additionally, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

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

•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;

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

Since goodwill and other intangible assets represent approximately 29% of our total assets, an impairment of these assets could negatively impact our results of operations. Intangible assets, including goodwill, are assessed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors considered a change in

SAIC, Inc. Annual Report  13

PART I

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

We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If the U.S. Government, any commercial or other customer or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. Government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. Global economic conditions could also result in financial difficulties for our commercial or prime contractor customers, which could cause those customers to delay payments, request changes in payment terms or fail to make payments. If we experience difficulties collecting receivables, it could adversely affect our financial results.

We face risks associated with our international business.

Between 1% and 2% of our total revenues in each of the last three fiscal years was generated by our entities outside of the United States. Our domestic entities also periodically enter into contracts with foreign customers. These international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

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

14  SAIC, Inc. Annual Report

PART I

Our financial results may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results may be adversely impacted by the expense amount that we record for a pension plan that we sponsor for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract, which expires on March 31, 2010. In February 2010, we were notified by the customer that it had entered into a follow-on contract with a successor contractor. We are currently in negotiations with the customer and the successor contractor to determine the number of employees that will transfer to the successor contractor upon the expiration of our contract. These employee transfers may be accompanied by the transfer of pension plan assets and obligations attributable to transferred employees to the successor contractor. We expect to recognize charges (pre-tax) of $20 million to $30 million during fiscal 2011 from recognition of losses related to the underfunded pension obligations associated with certain employees who are expected to transfer to the successor contractor and from severance and additional contractual retirement benefits related to reductions in personnel. The definitive amount of the charges we will incur depends on the number of employees who transfer to the successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the date on which the pension plan assets and obligations actually transfer. We will have continuing defined benefit pension obligations following expiration of the contract with respect to certain former employees. Our pension plan expense may also be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory actions.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.

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

Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the United States that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate damage, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

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

Risks Relating to Our Stock

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

SAIC, Inc. Annual Report  15

PART I

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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in contract awards or the U.S. budget process;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	the outcome of U.S. Government reviews, audits and investigations of our company;

•	our ability to win contracts with the U.S. Government and others;

•	our ability to attract, train and retain skilled employees, including our management team;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to obtain required security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal compliance issues;

•	our ability to successfully acquire businesses and make investments;

•	our ability to manage risks associated with our international business;

•	our ability to compete with others in the markets in which we operate; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.

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

16  SAIC, Inc. Annual Report

PART I

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2010, we conducted our operations in approximately 392 offices located in 43 states, the District of Columbia and various foreign countries. We occupy approximately 9.7 million square feet of floor space. Of this amount, we own approximately 2.5 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. and San Diego, California metropolitan areas, where we occupy approximately 3.3 million square feet of floor space and 1.1 million square feet of floor space, respectively.

We own and occupy the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	4	896,000	18.3
San Diego, California	6	593,000	18.5
Vienna, Virginia	2	272,000	14.7
Virginia Beach, Virginia	2	159,000	22.5
Huntsville, Alabama	1	102,000	11.3
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Dayton, Ohio	2	79,000	4.5
Reston, Virginia	1	62,000	2.6
Richland, Washington	1	24,000	3.1

The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. We consider our facilities suitable and adequate for our present needs. See Note 14 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 18 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

In addition to the matters disclosed in Note 18, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 4. (Removed and Reserved)

SAIC, Inc. Annual Report  17

PART I

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 30, 2010) of all of our key officers, indicating all positions and offices held by each such person and each such person’s principal occupation or employment during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson*	53	Group President since 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from 2002 to 2005, and Senior Vice President and General Manager of the Systems Engineering Group from 1998 to 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.

Amy E. Alving	47	Chief Technology Officer and Senior Vice President since 2007. Ms. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Ms. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Joseph W. Craver III*	51	Group President since 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

Kenneth C. Dahlberg*	65	Chairman of the Board since July 2004 and Director since November 2003. Mr. Dahlberg served as Chief Executive Officer from November 2003 to September 2009 and as President from November 2003 to March 2006. Prior to joining us, Mr. Dahlberg served as Corporate Executive Vice President of General Dynamics Corp. from March 2001 to October 2003. He served as President of Raytheon International from February 2000 to March 2001, and he served as President and Chief Operating Officer of Raytheon Systems Company from 1997 to 2000. Mr. Dahlberg held various positions with Hughes Aircraft from 1967 to 1997.

Steven P. Fisher	49	Treasurer and Senior Vice President since 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	44	Senior Vice President and Corporate Controller since 2005. Mr. Hartley has held various positions with our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

Walter P. Havenstein*	60	Chief Executive Officer and Director since September 2009. From January 2007 until joining us, Mr. Havenstein served as Chief Operating Officer and member of the Board of Directors for BAE Systems plc, a $34 billion global aerospace and defense company, and as President and Chief Executive Officer of its U.S. subsidiary, BAE Systems Inc., with 53,000 employees and annual sales in excess of $20 billion. From August 2005 to August 2007, Mr. Havenstein served as President of the Electronics & Integrated Solutions Operating Group of BAE Systems, Inc. and served as Executive Vice President since January 2004. Before that, he was president of BAE Systems’ Information and Electronic Warfare Systems business unit. Havenstein was president of the Sanders defense electronics business prior to it being acquired by BAE from Lockheed Martin in 2000. Before joining Sanders in 1999, he had been vice president and general manager of the Strategic Systems Division of Raytheon.

Brian F. Keenan	53	Executive Vice President for Human Resources since 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from 2004 to 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

18  SAIC, Inc. Annual Report

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Charles F. Koontz*	48	Group President since 2007. Mr. Koontz previously held various positions with us since 2004, including serving as Business Unit General Manager from 2004 to 2007. Prior to joining us, Mr. Koontz led Cap Gemini Ernst & Young’s telecom, media and networks business from 2000 to 2004 and also held management and consultant positions with General Electric and Litton Industries Automation Systems.

Arnold L. Punaro*	63	Executive Vice President since 2005. Mr. Punaro has held various positions with us since 1997, including Sector Vice President, Senior Vice President and Director of Corporate Development. Mr. Punaro also served as the Staff Director of the Senate Armed Services Committee and retired as a Major General in the United States Marine Corps Reserve.

Douglas E. Scott*	53	Executive Vice President since 2007, General Counsel since 1992 and Secretary since 2003. Mr. Scott has held various positions with us since 1987, including serving as a Senior Vice President from 1997 to 2007 and Corporate Vice President from 1992 to 1997.

K. Stuart Shea*	53	Group President since 2007. Since joining us in 2005, Mr. Shea has served as Senior Vice President and Business Unit General Manager. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	44	Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of proxies for our 2010 Annual Meeting of Stockholders (2010 Proxy Statement).

SAIC, Inc. Annual Report  19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAI.” Prior to the November 2009 reclassification in which our Class A preferred stock was converted into common stock, our Class A preferred stock was not listed on a national securities exchange or traded in an organized over-the-counter market. Shares of our Class A preferred stock were convertible on a one-for-one basis into shares of common stock. Shares of common stock contained the same economic rights as shares of Class A preferred stock.

Historical Stock Prices

The range of high and low sales prices at closing of our common stock on the NYSE for each fiscal quarter during the last two fiscal years was as follows:

	Fiscal 2010
Fiscal Quarter	High	Low
1st quarter (February 1, 2009 to April 30, 2009)	$20.28	$16.98
2nd quarter (May 1, 2009 to July 31, 2009)	$18.94	$16.97
3rd quarter (August 1, 2009 to October 31, 2009)	$18.93	$17.38
4th quarter (November 1, 2009 to January 31, 2010)	$19.45	$17.64

	Fiscal 2009
Fiscal Quarter	High	Low
1st quarter (February 1, 2008 to April 30, 2008)	$19.72	$17.67
2nd quarter (May 1, 2008 to July 31, 2008)	$21.49	$18.73
3rd quarter (August 1, 2008 to October 31, 2008)	$20.78	$17.11
4th quarter (November 1, 2008 to January 31, 2009)	$20.05	$17.09

Holders of Common Stock

As of March 19, 2010, there were approximately 35,100 holders of record of our common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees.

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

20  SAIC, Inc. Annual Report

PART II

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from October 13, 2006 (the date our common stock commenced trading on the NYSE) through our fiscal year ended January 31, 2010 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index (formerly known as the Goldman Sachs Technology-Services Index). As of January 31, 2010, our common stock was a component of each of the comparison indices. The graph assumes an initial investment of $100 on October 13, 2006 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Purchases of Equity Securities

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through January 31, 2010, we have repurchased an aggregate of 60 million shares. As of January 31, 2010, there were 29 million shares remaining authorized for repurchase under this program.

SAIC, Inc. Annual Report  21

PART II

The following table presents repurchases of our stock during the quarter ended January 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2009 – November 30, 2009	195,236	$18.17	—	37,255,713
December 1, 2009 – December 31, 2009	2,327,456	$19.06	1,183,700	36,072,013
January 1, 2010 – January 31, 2010	7,857,913	$18.81	7,308,800	28,763,213
Total	10,380,605	$18.85	8,492,500

(1)	Includes shares purchased as follows:

	November	December	January
Under publicly announced plans or programs	—	1,183,700	7,308,800
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	192,559	1,111,803	541,603
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	2,677	31,953	7,510
Total	195,236	2,327,456	7,857,913

(2)

The stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced in December 2006. In March 2008 and September 2009, our board authorized the repurchase of additional shares, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

22  SAIC, Inc. Annual Report

PART II

Item 6. Selected Financial Data

All periods presented have been adjusted to reflect the retrospective adoption in fiscal 2010 of the required new accounting standard relating to earnings per share (EPS) as described in Notes 1 and 2 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

	Year Ended January 31
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$10,846	$10,070	$8,926	$8,060	$7,518
Cost of revenues	9,343	8,692	7,686	6,974	6,568
Selling, general and administrative expenses	636	602	567	514	480
Operating income	867	776	673	572	470
Interest income (1)	2	20	56	116	96
Interest expense	(76)	(78)	(90)	(92)	(88)
Other income (expense), net	6	(15)	(6)	—	(10)
Income from continuing operations before income taxes	799	703	633	596	468
Provision for income taxes	(299)	(256)	(243)	(231)	(133)
Income from continuing operations	500	447	390	365	335
Income (loss) from discontinued operations, net of tax (2)	(3)	5	26	25	584
Net income	$497	$452	$416	$390	$919
EPS:
Basic:
Income from continuing operations	$1.26	$1.10	$.94	$1.03	$.94
Income (loss) from discontinued operations	(.01)	.01	.06	.07	1.64
	$1.25	$1.11	$1.00	$1.10	$2.58
Diluted:
Income from continuing operations	$1.24	$1.08	$.92	$1.00	$.92
Income from discontinued operations	—	.01	.06	.07	1.61
	$1.24	$1.09	$.98	$1.07	$2.53

	January 31
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Consolidated Balance Sheet Data:
Total assets (1)	$5,295	$5,048	$4,981	$4,559	$5,655
Long-term debt	1,103	1,099	1,098	1,199	1,192
Other long-term liabilities	195	182	148	102	110
Stockholders’ equity (1)	2,291	2,084	1,868	1,502	2,774
Cash dividends per share declared and paid (1)	—	—	—	15	—

(1)

Prior to our October 2006 reorganization merger in which Science Applications International Corporation became a subsidiary of SAIC, Inc., Science Applications International Corporation declared a dividend of $2.45 billion. SAIC, Inc. then completed an initial public offering of its common stock for net proceeds of $1.24 billion. These transactions resulted in a decrease in total assets (cash and marketable securities) and stockholders’ equity.

(2)	In fiscal 2006, we completed the sale of Telcordia and recognized a gain on sale before income taxes of $871 million.

SAIC, Inc. Annual Report  23

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2010 as “fiscal 2010.”

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

Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, energy, environment and health. We also plan to focus our investments to expand our business on areas such as: intelligence, surveillance and reconnaissance; cyber security; logistics; energy; and health technology. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through better leveraging of key differentiators across our Company and the deployment of resources and investments into higher growth markets;

•

improving our operating income margin through strong contract execution and growth in higher-margin business areas and continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions;

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting; and

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through strategic acquisitions, share repurchases and other uses as conditions warrant.

Key financial highlights and events, including progress against these initiatives, during fiscal 2010 include:

•

Revenues increased 8% over the prior year, reflecting an internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) of 6% as compared to an internal revenue growth rate of 10% in the prior year. Our internal revenue growth for fiscal 2010 was driven by increased activity in our military logistics and supply chain management services and systems engineering and integration services to DoD customers.

•

Operating income as a percentage of revenues increased to 8.0% in fiscal 2010 from 7.7% in fiscal 2009. The increase in operating margin reflects reductions in cost of revenues as a percentage of related revenues driven by stronger contract fees and cost efficiencies across our overhead base and actions taken to contain general and administrative costs through business process reengineering activities while maintaining investments in bid and proposal and internal research and development activities.

•

Income from continuing operations for fiscal 2010 increased $53 million, or 12%, over the prior year primarily due to increased operating income of $91 million partially offset by an increase in the provision for income taxes (representing a 1.0% increase in the effective tax rate).

24  SAIC, Inc. Annual Report

PART II

•

Diluted earnings per share from continuing operations for fiscal 2010 increased $.16 per share, or 15%, as compared to the prior year primarily due to a $53 million, or 12%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 12 million, or 3%, primarily due to stock repurchases.

•

Cash and cash equivalents decreased $75 million during fiscal 2010, primarily due to $620 million generated from operations offset by cash used in support of investing activities of $306 million, including the acquisition of six businesses for $256 million (net of cash acquired of $8 million) and cash used in support of financing activities of $398 million, including repurchases of our stock of $474 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $9.5 billion for fiscal 2010. Total backlog was $15.6 billion at January 31, 2010, a decrease of approximately $1.2 billion from January 31, 2009. Net bookings for fiscal 2010 were adversely affected by lower value of new contract awards, reductions in backlog from the partial termination of a portion of the Army’s Brigade Combat Team Modernization (BCTM) program and reductions in expected realizable revenues from other defense programs.

•	We substantially completed our multi-year implementation of a new IT system designed to bring the enterprise onto a single accounting platform.

Business Environment and Trends

Disruption in the financial markets caused the U.S. and global economies to experience significant uncertainty and volatility in late 2008 through 2009. In response to these conditions, the U.S. Government initiated spending and tax initiatives to stimulate the economy and create jobs in the U.S. However, in early 2010, there remains continued uncertainty over when a full economic recovery might be expected. Concerns persist due to mounting federal and state government debt, lagging consumer demand and high unemployment rates.

Considering these macroeconomic conditions, the U.S. Government is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities, including health care, education, infrastructure, and clean energy, with the cost and impact of past and planned economic stimulus initiatives, particularly in the longer term.

In February 2010, the Obama Administration submitted the Presidential Budget for the government fiscal year (GFY) ending September 30, 2011 to Congress. We continue to assess the proposed budget and potential congressional reactions. While there has been significant discussion about the sustainability of current U.S. Government spending levels, the overall budget request for GFY 2011 is $3.8 trillion, an increase of 3% over the budget for GFY 2010. Anticipated discretionary spending for GFY 2011 is $1.4 trillion, an increase of $6 billion over the projected discretionary spending levels for GFY 2010, representing little change from the previous year. However, the overall projected government spending level for GFY 2010 has increased as compared to the prior year with projected slight increases in overall government spending levels in GFY 2011 and future years. The increase in overall spending levels for GFY 2010 is primarily due to an additional $33 billion request for overseas contingency operations for the wars in Iraq and Afghanistan. While increases in government spending levels have slowed, we believe that there are areas of opportunity in anticipated discretionary spending for GFY 2011.

Our initial assessments of anticipated government spending suggest there may be a modest increase in the overall market after considering reductions to certain of our programs, such as the BCTM program. The estimates of spending by the DoD for GFY 2012 to GFY 2015 (which were included in the DoD’s budget request for GFY 2011) indicated continued modest increases in DoD spending, excluding the costs of overseas contingency operations for the wars in Iraq and Afghanistan. However, growth in mandatory costs, such as interest on the federal deficit, and various entitlements, including health care reform, could cause future DoD spending to differ from these estimates.

In conjunction with the U.S. President’s budget, the DoD also published the Quadrennial Defense Review (QDR), an analysis of military priorities that shapes future defense funding over the ensuing four years. The QDR states two primary objectives:

•	rebalance the capabilities of the U.S. armed forces; and

•	reform the DoD’s institutions and processes to deal with future threats.

According to the QDR, the DoD balances resources and risks among four areas, which include prevailing in today’s wars, preventing and deterring future conflicts, preparing to defeat adversaries and succeeding in a wide range of contingencies, and preserving and enhancing the all-volunteer force. The QDR also calls for a “more sophisticated” relationship with the industrial base—a relationship that accounts for rapid evolution of commercial technology, yet is still responsive to the DoD’s unique needs. The DoD will rely on market forces to “create, shape and sustain industrial and technological capabilities” but will intervene, if necessary, to create and sustain competition and innovation.

We believe that our capabilities and status as a platform agnostic system integrator position us to successfully compete for new and future contracts with the DoD, particularly in areas emphasized in the latest DoD budget and the QDR, including defense modernization, cyber security, training, countermeasures to weapons of mass destruction, homeland security, and intelligence, surveillance and reconnaissance programs.

SAIC, Inc. Annual Report  25

PART II

In fiscal 2010, we generated 89% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 74% of our total revenues in fiscal 2010. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially defense spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various products or services at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. There are a number of additional risks and uncertainties which could impact our U.S. Government business. For more information on these risks and uncertainties, see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K.

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

Bookings and Backlog. We received net bookings worth an estimated $9.5 billion and $11.8 billion during fiscal 2010 and 2009, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

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

26  SAIC, Inc. Annual Report

PART II

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2010	2009
	(in millions)
Government segment:
Funded backlog	$4,684	$5,102
Negotiated unfunded backlog	10,168	10,960
Total Government segment backlog	$14,852	$16,062
Commercial segment:
Funded backlog	$568	$512
Negotiated unfunded backlog	155	219
Total Commercial segment backlog	$723	$731
Total:
Funded backlog	$5,252	$5,614
Negotiated unfunded backlog	10,323	11,179
Total backlog	$15,575	$16,793

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. The decline in backlog at January 31, 2010 as compared to January 31, 2009 is primarily due to a lower value of new contract awards, reductions in backlog from the partial termination of a portion of the BCTM program and reductions in expected realizable revenues from other defense programs.

The DoD is in the process of restructuring one of our largest programs, Future Combat Systems, which has been renamed BCTM. As a result of this restructuring, certain efforts associated with the program were terminated for convenience in July 2009 and January 2010. We received an undefinitized change order which requires us to submit a restructure proposal early in 2010. Finalization of the change order is expected to occur during our second fiscal quarter ending on July 31, 2010. We continue to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows us to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of this program is dependent on the outcome of the change order negotiations. Included within the Government segment backlog above is approximately $80 million in funded backlog and $570 million in negotiated unfunded backlog, which represents our best estimate of our remaining effort under this restructured contract. Of these amounts, we expect to recognize revenues of approximately $270 million during fiscal 2011 under the restructured program.

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

Contract Types. For a discussion of the types of contracts under which we generate revenue, see “Contract Types” in “Item 1. Business” in Part I of this Annual Report on Form 10-K.

The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2010	2009	2008
Cost-reimbursement	48%	48%	47%
T&M and FP-LOE	30	33	35
FFP	22	19	18
Total	100%	100%	100%

The increase in the percentage of revenues generated from FFP contracts for fiscal 2010 as compared to prior years is primarily due to increased volume of material deliveries under certain programs with DoD customers in the logistics and products support business area, including a global logistics support services contract for the delivery of petroleum and chemical products to military bases, as well as an increased percentage of new and follow-on programs being structured by our customers as FFP contracts.

SAIC, Inc. Annual Report  27

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

	Year Ended January 31
	2010	Percent change	2009	Percent change	2008
	(dollars in millions)
Labor-related revenues	$6,289	5%	$6,007	9%	$5,509
As a percentage of revenues	58%		60%		62%
M&S revenues	4,557	12	4,063	19	3,417
As a percentage of revenues	42%		40%		38%

The increase in labor-related revenues in fiscal 2010 as compared to fiscal 2009 and 2008 was primarily due to the start of several new programs and increases in both labor rates and the number of personnel performing on contracts. At the end of fiscal 2010, we had approximately 46,200 full-time and part-time employees as compared to 45,400 and 43,800 at the end of fiscal 2009 and 2008, respectively. The increase in M&S revenues in fiscal 2010 as compared to fiscal 2009 was primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers, including increased revenue on our global logistics support services contract for the delivery of petroleum and chemical products to military bases. The increase in M&S revenues in fiscal 2009 as compared to fiscal 2008 was primarily due to a number of factors, including increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under new and continuing programs primarily with DoD customers including increased sales of border, port and mobile security products.

Customer Concentration. In fiscal 2010, 2009, and 2008, 89%, 88% and 87%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenues from customers representing greater than 10% of our total revenues were as follows:

	Year Ended January 31
	2010	2009	2008
U.S. Army	23%	24%	21%
U.S. Navy	12	12	12

Geographic Location. The majority of our services are performed by entities located in the United States. Revenues earned by entities located within the United States accounted for 99%, 98% and 98% of our total revenues in fiscal 2010, 2009 and 2008, respectively.

28  SAIC, Inc. Annual Report

PART II

Results of Operations

The following table summarizes our results of operations for the last three fiscal years:

	Year Ended January 31
	2010	Percent change	2009	Percent change	2008
	(dollars in millions)
Revenues	$10,846	8%	$10,070	13%	$8,926
Cost of revenues	9,343	7	8,692	13	7,686
Selling, general and administrative expenses:
General and administrative	431	2	424	4	406
Bid and proposal	156	18	132	17	113
Internal research and development	49	7	46	(4)	48
Operating income	867	12	776	15	673
As a percentage of revenues	8.0%		7.7%		7.5%
Non-operating expense, net	(68)		(73)		(40)
Income from continuing operations before income taxes	799	14	703	11	633
Provision for income taxes	(299)	(17)	(256)	(5)	(243)
Income from continuing operations	500	12	447	15	390
Income (loss) from discontinued operations, net of tax	(3)		5		26
Net income	$497	10	$452	9	$416

Revenues. Our revenues increased $776 million, or 8%, in fiscal 2010 and $1,144 million, or 13%, in fiscal 2009 as compared to the respective prior years primarily due to growth in revenues in our Government segment. The internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) was 6% and 10% for fiscal 2010 and 2009, respectively.

The following table summarizes changes in segment revenues for the last three fiscal years:

	Year Ended January 31
	2010	Percent change	2009	Percent change	2008
	(dollars in millions)
Government segment revenues	$10,390	8%	$9,582	14%	$8,417
As a percentage of total revenues	96%		95%		94%
Commercial segment revenues	462	(6)	491	(4)	509
As a percentage of total revenues	4%		5%		6%
Intersegment elimination	(6)	(100)	(3)	(100)	—
Total revenues	$10,846	8	$10,070	13	$8,926

Government segment revenues increased $808 million, or 8%, including internal revenue growth of 6%, in fiscal 2010 as compared to fiscal 2009. Internal revenue growth in the Government segment for fiscal 2010 was driven by increased activity in our military logistics and supply chain management services to the DoD ($180 million). Additionally, we had increases in systems engineering and integration services for the U.S. Navy ($91 million) and systems and software development and maintenance for the U.S. Army ($60 million). Internal revenue growth was slowed by the lack of new awards and delayed contract award decisions. Government segment internal revenue growth was also negatively impacted by 1% due to a year-over-year decline in revenues related to an acquisition that had episodically high hurricane-related revenues in fiscal 2009, prior to its acquisition.

Government segment revenues increased $1,165 million, or 14%, including internal revenue growth of 11%, in fiscal 2009 as compared to fiscal 2008. Internal revenue growth in the Government segment for fiscal 2009 was favorably impacted by growth in our systems engineering and integration services, classified and operational intelligence services and solutions, and logistics and product support programs. The increase in revenues for systems engineering and integration services in fiscal 2009 as compared to fiscal 2008 included year-over-year growth in a program to integrate communication systems on mine resistant ambush protected (MRAP) vehicles ($109 million), systems and software development and maintenance for the U.S. Army ($102 million) and services for systems engineering and integration services for the U.S. Navy ($71 million). The increase in revenues for our classified and operational intelligence programs for fiscal 2009 as compared to fiscal 2008 was primarily due to year-over-year growth in a software development program ($68 million). The increase in revenues for logistics and products support programs included year-over-year growth in a logistics support services contract for deployed MRAP vehicles ($108 million).

SAIC, Inc. Annual Report  29

PART II

Commercial segment revenues decreased $29 million, or 6%, in fiscal 2010 as compared to fiscal 2009 due to declines attributable to foreign currency exchange rates on our foreign operations ($17 million negative impact for fiscal 2010) as well as reduced volume in our consulting services and information technology business area, which we believe was due to continued declines in general economic conditions. Commercial segment revenues decreased $18 million, or 4%, in fiscal 2009 as compared to fiscal 2008 primarily due to declines attributable to foreign currency exchange rates on our foreign operations ($13 million negative impact for fiscal 2009) as well as reduced volume in our consulting services and information technology business area.

Intersegment elimination consists of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to our Corporate and Other segment.

Operating Income. Total operating income increased $91 million, or 12%, and $103 million, or 15%, for fiscal 2010 and 2009, respectively, as compared to the respective prior years primarily due to improved profitability and performance in the Government segment. As a percentage of revenues, operating income improved 28 basis points in fiscal 2010 and 17 basis points in fiscal 2009 as compared to the respective prior years primarily due to increased revenues and strong program execution coupled with economies of scale and cost efficiencies resulting from management’s continued efforts to streamline processes and control expenses.

	Year Ended January 31
	2010	Percent change	2009	Percent change	2008
	(dollars in millions)
Government segment operating income	$862	12%	$773	17%	$663
As a percentage of related revenues	8.3%		8.1%		7.9%
Commercial segment operating income	35	(3)	36	(18)	44
As a percentage of related revenues	7.6%		7.3%		8.6%
Corporate and Other segment operating loss	(30)	9	(33)	3	(34)
Total operating income	$867	12	$776	15	$673
As a percentage of revenues	8.0%		7.7%		7.5%

Government segment operating income increased $89 million, representing an increase in operating margin of 23 basis points as a percentage of related revenues for fiscal 2010 as compared to fiscal 2009. The increase in operating margin reflects reductions in cost of revenues as a percentage of related revenues (25 basis points) driven by stronger contract fees and cost efficiencies across our overhead base. This was partially offset by an increase in selling, general and administrative (SG&A) expense as a percentage of related revenues (2 basis points). Government segment general and administrative expenses decreased as a percentage of revenues (18 basis points) in fiscal 2010 as compared to fiscal 2009 which was driven by economies of scale and cost containment actions through business process reengineering activities. Government segment bid and proposal (B&P) and internal research and development (IR&D) costs increased as a percentage of revenues (20 basis points) in fiscal 2010 as compared to fiscal 2009 due to increased bid submittals to pursue revenue growth, coupled with higher B&P costs due to changes in government procurement practices. B&P expenses have increased in recent years due to a higher level of protests on government awards, which requires a rebidding effort, and a shift in government procurement practices towards an increased volume of smaller awards and increased use of IDIQ contract vehicles. IDIQ contract vehicles are awarded to one or more contractors following a competitive bidding process and require contractors to prepare post-award bids and proposals to obtain individual task orders under the IDIQ contract. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Government segment operating income increased $110 million, representing an increase in operating margin of 19 basis points as a percentage of related revenues for fiscal 2009 as compared to fiscal 2008. The increase in operating margin reflects reductions in SG&A expenses as a percentage of related revenues (30 basis points) and was driven by increased revenues and management’s efforts to reduce infrastructure costs and control general and administrative expenses while maintaining investments in B&P and IR&D activities. The increase in cost of revenues as a percentage of related revenues (11 basis points) reflects a higher percentage of M&S revenues (40% and 38% of total revenues for fiscal 2009 and fiscal 2008, respectively), which generally have lower margins than our labor-related revenues.

Commercial segment operating income decreased $1 million, or 3%, for fiscal 2010 as compared to fiscal 2009, primarily due to reduced revenues in our consulting services and information technology business area, which we believe was due to continued declines in general economic conditions and the negative impact of declines in foreign currency exchange rates on our foreign operations ($2 million). These factors were partially offset by non-recurring costs incurred in fiscal 2009 for actions taken to reduce infrastructure costs, which included $2 million of severance costs.

Commercial segment operating income decreased $8 million, or 18%, for fiscal 2009 as compared to fiscal 2008 primarily due to reduced revenues in our consulting services and information technology business area and the non-recurring costs incurred in fiscal 2009 for actions take to reduce infrastructure costs discussed above.

30  SAIC, Inc. Annual Report

PART II

Corporate and Other segment loss for fiscal 2010, 2009 and 2008 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment operating loss decreased $3 million, or 9%, for fiscal 2010 as compared to fiscal 2009 primarily due to a non-recurring gain on sale of real estate ($4 million). Corporate and Other segment operating loss remained relatively consistent in fiscal 2009 as compared to fiscal 2008.

Interest Income. Interest income decreased $18 million, or 90%, for fiscal 2010 and $36 million, or 64%, for fiscal 2009 as compared to the respective prior year periods due to continued low market interest rates, a reduction in our average cash balance and the change in our investment strategy to a higher concentration invested in lower-yielding U.S. Treasury and government securities money market accounts in the latter part of fiscal 2009.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense declined by $2 million, or 3%, for fiscal 2010 as compared to fiscal 2009 primarily due to the payment of a foreign subsidiary’s outstanding debt balance at the beginning of fiscal 2010. Interest expense declined by $12 million, or 13%, for fiscal 2009 as compared to fiscal 2008 primarily due to the payment of $100 million to settle the 6.75% notes at maturity on February 1, 2008.

As more fully described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 8 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments and contracts arising from transactions entered into in the normal course of business. From time to time, we use derivative instruments to manage these risks.

Other Income (Expense), Net. The components of other income (expense), net were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Impairment losses on investments	$(1)	$(14)	$(13)
Net gain on sale of other investments	3	6	1
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	1	(9)	6
Other	3	2	—
Total other income (expense), net	$6	$(15)	$(6)

In fiscal 2009, we recognized $29 million of impairment losses on our ownership interests in Danet GmbH and certain private equity securities held by our venture capital subsidiary. These impairments were due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions. The carrying value of our investments as of January 31, 2010 was $21 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 37.4%, 36.4% and 38.4% in fiscal 2010, 2009 and 2008, respectively. The lower effective income tax rate for fiscal 2010 when compared to fiscal 2008 was partially due to the reversal of accruals for unrecognized tax benefits as a result of expiring federal, state and international statute of limitations and partially due to tax benefits related to foreign operations. The lower effective tax rate for fiscal 2009 as compared to fiscal 2010 and 2008 was primarily due to the reversal of $9 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits for amounts lower than the recorded accruals for uncertain tax positions. In addition, there was a reduction in non-deductible expenses for income taxes due to changes in the employee stock purchase plan (ESPP) discount beginning on January 1, 2008 partially offset by an increase in non-deductible expenses for the penalty portion of an adverse verdict in our dispute with the Nuclear Regulatory Commission in fiscal 2009 (see Note 18 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for additional information related to our legal proceeding involving the Nuclear Regulatory Commission).

Income from Continuing Operations. Income from continuing operations increased $53 million, or 12%, in fiscal 2010 as compared to fiscal 2009 primarily due to an increase in operating income of $91 million resulting from higher revenues and improved operating income margin partially offset by a $43 million increase in the provision for income taxes primarily due to increased income from continuing operations before income taxes. Income from continuing operations increased $57 million in fiscal 2009 as compared to fiscal 2008 primarily due to an increase in operating income of $103 million, or 15%, resulting from higher revenues and improved operating margin offset by a $33 million increase in net non-operating expense and an increase in the provision for income taxes of $13 million.

SAIC, Inc. Annual Report  31

PART II

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $0.16 per share, or 15%, for fiscal 2010 as compared to fiscal 2009 primarily due to a $53 million, or 12%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 12 million, or 3%, primarily due to share repurchases. Diluted EPS from continuing operations increased $0.16, or 17%, for fiscal 2009 as compared to fiscal 2008 primarily due to $57 million, or 15%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 13 million, or 3%, primarily due to share repurchases.

Discontinued Operations. In fiscal 2009, we committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment. The sale was completed in fiscal 2010. In fiscal 2008, we completed a reorganization transaction resulting in the disposition of our 55% interest in our consolidated majority-owned subsidiary, AMSEC LLC, in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC. The operating results of these discontinued operations prior to sale for fiscal 2010, 2009 and 2008 were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Revenues	$1	$8	$115
Costs and expenses:
Cost of revenues	1	6	108
Impairment of goodwill, intangible assets and other assets	—	6	—
Selling, general and administrative expenses	—	7	8
Other non-operating expenses	—	—	2
Loss before income taxes	$—	$(11)	$(3)

In addition to the operating results presented above, our results of discontinued operations included pre-tax net losses of $6 million and $8 million in fiscal 2010 and 2009, respectively, and a pre-tax gain of $3 million in fiscal 2008 for certain tax and litigation matters related to Telcordia Technologies, Inc. and a $31 million gain related to the divested portion of AMSEC LLC in fiscal 2008. The AMSEC LLC reorganization transaction in fiscal 2008 was generally treated as a tax-free liquidation of our interest in AMSEC LLC for income tax purposes which resulted in a lower effective tax rate in fiscal 2008.

In fiscal 2009, we recorded a reduction in the provision for income taxes of discontinued operations of $17 million due to the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the expiration of statutes of limitation for certain tax deductions.

Net Income and Diluted EPS. Net income increased $45 million, or 10%, for fiscal 2010 as compared to fiscal 2009. The increase in net income for fiscal 2010 as compared to fiscal 2009 reflects an increase in income from continuing operations of $53 million and a decrease in income from discontinued operations of $8 million. Diluted EPS increased $0.15 per share, or 14%, for fiscal 2010 as compared to fiscal 2009 due to an increase in net income of $45 million and a decline in the diluted weighted average number of shares outstanding of 12 million, or 3%, primarily due to share repurchases. Net income increased $36 million, or 9%, for fiscal 2009 as compared to fiscal 2008 primarily due to an increase in income from continuing operations of $57 million and a decrease in income from discontinued operations of $21 million. Diluted EPS increased $0.11 per share, or 11%, for fiscal 2009 as compared to fiscal 2008 primarily due a decline in the diluted weighted average number of shares outstanding of 13 million, or 3%, primarily due to share repurchases.

Liquidity and Capital Resources

We had $861 million in cash and cash equivalents at January 31, 2010, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities and that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

32  SAIC, Inc. Annual Report

PART II

Historical Trends

Cash and cash equivalents was $861 million and $936 million at January 31, 2010 and 2009, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Total cash flows provided by operations	$620	$583	$346
Total cash flows used in investing activities	(306)	(249)	(203)
Total cash flows used in financing activities	(398)	(427)	(157)
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(51)	(3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5	(16)	—
Total decrease in cash and cash equivalents	$(75)	$(160)	$(17)

Cash Provided by Operations. Cash flows from operations increased $37 million in fiscal 2010 as compared to fiscal 2009. Cash flows from operations were favorably impacted by $58 million related to an inventory reduction in fiscal 2010 as compared to inventory growth on certain logistics and product support programs during fiscal 2009, an additional payroll cycle in fiscal 2009 and a $53 million increase in income from continuing operations. Cash flows from operations were negatively impacted by a decrease in the relative amount of payables outstanding and accrued liabilities during fiscal 2010 as compared to fiscal 2009 as a result of a $68 million decline in customer advance payments. Other significant drivers of cash flows from operations included an increase in accounts receivable related to growth in our operations while the average time to collect receivables increased slightly from fiscal 2009 to 2010 after it had declined significantly during the prior year. Cash flows from operations increased $237 million in fiscal 2009 as compared to fiscal 2008 primarily due to a reduction in the average time to collect receivables and a $57 million increase in income from continuing operations. These increases were partially offset by cash used for the additional payroll cycle in fiscal 2009 and to purchase inventory for certain logistics and product support programs.

Cash Used in Investing Activities. We used $306 million of cash in support of investing activities in fiscal 2010, including $256 million (net of cash acquired) to acquire six businesses and $58 million to purchase property, plant and equipment. We used $249 million of cash in support of investing activities in fiscal 2009, including $201 million (net of cash acquired) to acquire two businesses and $59 million to purchase property, plant and equipment. We used $203 million of cash in support of investing activities in fiscal 2008, including $144 million to acquire two businesses and $61 million to purchase property, plant and equipment.

Cash Used in Financing Activities. We used $398 million of cash in support of financing activities in fiscal 2010, including $474 million to repurchase shares of our stock and $18 million for payments on notes payable and long-term debt partially offset by $58 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $36 million in excess tax benefits associated with stock-based compensation. We used $427 million of cash in support of financing activities in fiscal 2009, including $445 million to repurchase shares of our stock and $113 million for payments on notes payable and long-term debt partially offset by $76 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $56 million in excess tax benefits associated with stock-based compensation. We used $157 million of cash in support of financing activities in fiscal 2008, including $309 million to repurchase shares of our stock partially offset by $98 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $64 million in excess tax benefits associated with stock-based compensation. Repurchases of stock for each of the last three fiscal years were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Under publicly announced repurchase plans	$434	$382	$215
Other stock repurchases	40	63	94
Total	$474	$445	$309

SAIC, Inc. Annual Report  33

PART II

Stock Repurchase Program

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through January 31, 2010, we have repurchased an aggregate of 60 million shares. As of January 31, 2010, there were 29 million shares remaining authorized for repurchase under the program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily perform services on a specific customer contract, which expires on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In February 2010, we were notified by the customer that it had entered into a follow-on contract with a successor contractor. We are currently in negotiations with the customer and the successor contractor to determine the number of employees that will transfer to the successor contractor upon the expiration of our contract. These employee transfers may be accompanied by the transfer of pension plan assets and obligations attributable to transferred employees to the successor contractor. We expect to recognize charges (pre-tax) of $20 million to $30 million during fiscal 2011 from recognition of losses related to the underfunded pension obligations associated with certain employees who are expected to transfer to the successor contractor and from severance and additional contractual retirement benefits related to reductions in personnel. We expect approximately half of these charges will be non-cash. The definitive amount of the charges we will incur depends on the number of employees who transfer to the successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the date on which the pension plan assets and obligations actually transfer. We will have continuing defined benefit pension obligations following expiration of the contract with respect to certain former employees who performed services on the customer contract.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2010	2009
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 31, 2010. Our other notes payable have a weighted average interest rate of 4.3% and are due on various dates through fiscal 2017. For additional information on our notes payable and long-term debt, see Note 7 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains financial covenants and customary restrictive covenants. As of January 31, 2010, we were in compliance with all covenants under the credit facility. For additional information on our credit facility, see Note 6 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 19 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

34  SAIC, Inc. Annual Report

PART II

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of January 31, 2010, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2011	2012- 2013	2014- 2015	2016 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$1,978	$69	$671	$70	$1,168
Operating lease obligations (2)	573	131	195	112	135
Capital lease obligations	9	3	5	1	—
Estimated purchase obligations (3)	17	14	3	—	—
Other long-term liabilities (4)	195	26	87	43	39
Total contractual obligations	$2,772	$243	$961	$226	$1,342

(1)

Includes total interest payments on our outstanding debt of $68 million in fiscal 2011, $120 million in fiscal 2012-2013, $69 million in fiscal 2014-2015 and $617 million in fiscal 2016 and thereafter.

(2)	Excludes $58 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for products or services to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon payments made in prior years and estimated future payments to the plan (for a discussion of potential changes in these pension obligations, see Note 9 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire, a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 18 and 19 of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

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

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are described below.

Revenue Recognition. Our revenues are primarily recognized using the percentage-of-completion method as discussed in the accounting standard for revenue recognition. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves

SAIC, Inc. Annual Report  35

PART II

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

Although our primary revenue recognition policy is the percentage-of-completion method of accounting, we do have contracts for which we use other acceptable methods to record revenue (see Note 1 of the notes to consolidated financial statements). Selecting the appropriate revenue recognition method involves judgment based on the contract and can be complex depending upon the structure and terms and conditions of the contract.

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

Goodwill is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could result in management not taking an impairment charge when one may be required. Our goodwill impairment tests performed for fiscal 2010, 2009, and 2008 did not result in any impairment of goodwill. The carrying value of goodwill as of January 31, 2010 was $1.43 billion.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2010, we recognized impairment losses of $6 million for intangible assets. We did not recognize any impairment losses on intangible assets in fiscal 2009 and 2008. The carrying value of intangible assets as of January 31, 2010 was $106 million.

Income Taxes. We account for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for

36  SAIC, Inc. Annual Report

PART II

financial reporting purposes than for income tax purposes. Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until the final resolution of an examination by the Internal Revenue Service or state agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

We have also recognized liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 12 of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Stock-Based Compensation. We account for stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value recognition provisions of this standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. As our common stock was not publicly-traded until October 13, 2006, the expected term of option awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment” and volatility is estimated based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. We assumed weighted average volatilities of 30.6%, 26.2% and 26.8% for fiscal 2010, 2009 and 2008, respectively. All other assumptions held constant, a ten percentage point change in our fiscal 2010 volatility assumption would have increased or decreased the grant-date fair value of our fiscal 2010 option awards by approximately 30%.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we refer to internal revenue growth percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth percentage by comparing our reported revenue for the current year to the revenue for the prior year adjusted to include the actual revenue of acquired businesses for the comparable prior year before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue.

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

SAIC, Inc. Annual Report  37

PART II

Internal revenue growth percentages for fiscal 2010 and 2009 were calculated as follows:

	Year Ended January 31
	2010	2009
Government segment:
Prior fiscal year’s revenues, as reported	$9,582	$8,417
Revenues of acquired businesses for the comparable prior year period	194	197
Prior fiscal year’s revenues, as adjusted	$9,776	$8,614
Current fiscal year’s revenues, as reported	10,390	9,582
Internal revenue growth	$614	$968
Internal revenue growth percentage	6%	11%
Commercial segment:
Prior fiscal year’s revenues, as reported	$491	$509
Revenues of acquired businesses for the comparable prior year period	6	23
Prior fiscal year’s revenues, as adjusted	$497	$532
Current fiscal year’s revenues, as reported	462	491
Internal revenue growth	$(35)	$(41)
Internal revenue growth percentage	(7)%	(8)%
Total:
Prior fiscal year’s revenues, as reported	$10,070	$8,926
Revenues of acquired businesses for the comparable prior year period	200	220
Prior fiscal year’s revenues, as adjusted	$10,270	$9,146
Current fiscal year’s revenues, as reported	10,846	10,070
Internal revenue growth	$576	$924
Internal revenue growth percentage	6%	10%

Recently Adopted and Issued Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with the economy. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and long-term debt obligations. We have established an investment policy to protect the safety, liquidity and after-tax yield of invested funds. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments and issuers. We do not authorize the use of derivative instruments in our managed short-term investment portfolios. Our policy authorizes, with board of directors approval, the limited use of derivative instruments only to hedge specific interest rate risks.

38  SAIC, Inc. Annual Report

PART II

The table below provides information about our financial instruments at January 31, 2010 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value as of January 31, 2010
	(dollars in millions)
Assets:
Cash and cash equivalents (1)	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	.04%	—	—	—	—	—

Liabilities:
Short-term and long-term debt:
Variable interest rate	$1	$—	$1	$—	$1	$1	$4	$4
Weighted average interest rate	3.14%	—	3.14%	—	3.14%	3.14%

Fixed rate	$3	$3	$552	$1	$—	$550	$1,109	$1,161
Weighted average interest rate	4.83%	4.84%	6.24%	4.75%	—	6.24%

(1)

Includes $44 million denominated in British pounds, $3 million denominated in Euros, $1 million denominated in Indian rupees, $2 million denominated in Canadian dollars, and $1 million denominated in Australian dollars.

At January 31, 2010, our cash and cash equivalents, which include investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities and have original maturities of three months or less. A 10% unfavorable interest rate movement would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies, principally British pounds, Euros, Canadian dollars and Indian rupees. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. We may enter into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to our ongoing business and operational financing activities. These contracts are designed to minimize our risk when we enter into transactions outside our functional currency. We do not use derivative instruments for trading or speculative purposes. As of January 31, 2010, we had outstanding foreign currency forward contracts with a notional amount of $9 million and a fair value of less than $1 million (included in accrued liabilities).

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2010, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAIC, Inc. Annual Report  39

PART II

Changes In Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the significant majority of the implementation completed in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. This migration to the new system represented a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted operating business units has been updated.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2010 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

40  SAIC, Inc. Annual Report

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2010, of the Company and our report dated March 31, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 31, 2010

SAIC, Inc. Annual Report  41

PART II

Item 9B. Other Information

None.

42  SAIC, Inc. Annual Report

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to our executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to our board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on our website free of charge at www.saic.com by clicking on the links entitled “Corporate Governance” and then on “Code of Ethics.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2010 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	32,159,577	(2)	$16.26	(3)	130,476,148	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	32,159,577		$16.26	(3)	130,476,148

(1)

The following equity compensation plans approved by security holders are included in this plan category: the 1999 Stock Incentive Plan, the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)

Represents 568,980 shares of our stock reserved for future issuance for the expected number of shares of stock to be issued for performance-based stock awards under the 2006 Equity Incentive Plan and 31,590,597 shares of our stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan and the 1999 Stock Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based stock awards which will not require any payment upon issuance of those shares.

(4)

Represents 22,255,856 shares of our stock under the 2006 Employee Stock Purchase Plan and 108,220,292 shares of our stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan was 75 million. The 2006 Equity

SAIC, Inc. Annual Report  43

PART III

Incentive Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 30 million shares, (ii) five percent of the number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the board of directors or compensation committee. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased by the Company at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, (iii) that are retained upon exercise of a stock appreciation right or (iv) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

(5)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

44  SAIC, Inc. Annual Report

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

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006 with the SEC.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on November 17, 2009 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on September 24, 2009 with the SEC.

4.1	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on July 3, 2002 with the SEC. (SEC File No: 0-12771.)

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.2	Guaranty of Registrant, dated October 13, 2006, in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.3*	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed on June 4, 2008 with the SEC.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.8*	Registrant’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.24 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006 with the SEC.

SAIC, Inc. Annual Report  45

PART IV

Exhibit Number	Description of Exhibit
10.9*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.11*	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.12*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.13*	Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.14*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as filed on April 27, 2000 with the SEC. (SEC File No: 0-12771.)

10.15*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed on April 29, 1999 with the SEC. (SEC File No: 0-12771.)

10.16	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.17	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

10.18	Letter Amendment No. 2, dated effective July 31, 2007, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on August 1, 2007 with the SEC.

10.19	Stock Purchase Agreement between Science Applications International Corporation and TTI Holding Corporation dated as of November 17, 2004, as amended on February 14, 2005 and March 11, 2005. Incorporated by reference to Exhibit 99.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on March 21, 2005 with the SEC. (SEC File No: 0-12771.)

10.20*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.21*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 as filed on September 4, 2008 with the SEC.

10.22*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

10.23*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC.

46  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
10.24*	Employment Letter Agreement dated June 19, 2009, between Walter P. Havenstein and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.25*	Stock Offer Letter dated June 19, 2009, to Walter P. Havenstein from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.26*	Agreement dated June 22, 2009, by and among Walter P. Havenstein, SAIC, Inc. and BAE Systems, Inc. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Patent License and Assignment Agreement dated as of August 12, 2005 between Science Applications International Corporation and VirnetX, Inc.

99.2†	Amendment No. 1 dated as of November 2, 2006 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc.

99.3	Amendment No. 2 dated as of March 12, 2008 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc.

99.4†	Professional Services Contract effective September 7, 1999 between Science Applications International Corporation and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.)

*	Executive Compensation Plans and Arrangements

†	The company is seeking confidential treatment with respect to certain portions of these exhibits.

SAIC, Inc. Annual Report  47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ Walter P. Havenstein
Walter P. Havenstein Chief Executive Officer

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter P. Havenstein Walter P. Havenstein	Principal Executive Officer	March 31, 2010

/s/ Mark W. Sopp Mark W. Sopp	Principal Financial Officer	March 31, 2010

/s/ John R. Hartley John R. Hartley	Principal Accounting Officer	March 31, 2010

/s/ Kenneth C. Dahlberg Kenneth C. Dahlberg	Chairman of the Board	March 31, 2010

/s/ France A. Córdova France A. Córdova	Director	March 31, 2010

/s/ Jere A. Drummond Jere A. Drummond	Director	March 31, 2010

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 31, 2010

/s/ John J. Hamre John J. Hamre	Director	March 31, 2010

/s/ Miriam E. John Miriam E. John	Director	March 31, 2010

/s/ Anita K. Jones Anita K. Jones	Director	March 31, 2010

/s/ John P. Jumper John P. Jumper	Director	March 31, 2010

/s/ Harry M. J. Kraemer, Jr. Harry M. J. Kraemer, Jr.	Director	March 31, 2010

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Director	March 31, 2010

/s/ Louis A. Simpson Louis A. Simpson	Director	March 31, 2010

/s/ A. Thomas Young A. Thomas Young	Director	March 31, 2010

48  SAIC, Inc. Annual Report

SAIC, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 31, 2010

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2010	2009	2008
	(in millions, except per share amounts)
Revenues	$10,846	$10,070	$8,926
Costs and expenses:
Cost of revenues	9,343	8,692	7,686
Selling, general and administrative expenses	636	602	567
Operating income	867	776	673
Non-operating income (expense):
Interest income	2	20	56
Interest expense	(76)	(78)	(90)
Other income (expense), net	6	(15)	(6)
Income from continuing operations before income taxes	799	703	633
Provision for income taxes	(299)	(256)	(243)
Income from continuing operations	500	447	390
Discontinued operations (Note 17):
Income (loss) from discontinued operations before income taxes	(6)	(19)	31
Benefit (provision) for income taxes	3	24	(5)
Income (loss) from discontinued operations	(3)	5	26
Net income	$497	$452	$416
Earnings per share (Note 2):
Basic:
Income from continuing operations	$1.26	$1.10	$.94
Income (loss) from discontinued operations	(.01)	.01	.06
	$1.25	$1.11	$1.00
Diluted:
Income from continuing operations	$1.24	$1.08	$.92
Income from discontinued operations	—	.01	.06
	$1.24	$1.09	$.98

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2010	2009
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$861	$936
Receivables, net	2,044	1,889
Inventory, prepaid expenses and other current assets	288	385
Assets of discontinued operations	—	7
Total current assets	3,193	3,217
Property, plant and equipment, net	389	357
Intangible assets, net	106	88
Goodwill	1,434	1,249
Deferred income taxes	103	86
Other assets	70	51
	$5,295	$5,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,191	$1,178
Accrued payroll and employee benefits	512	487
Notes payable and long-term debt, current portion	3	17
Liabilities of discontinued operations	—	1
Total current liabilities	1,706	1,683
Notes payable and long-term debt, net of current portion	1,103	1,099
Other long-term liabilities	195	182
Commitments and contingencies (Notes 14, 18 and 19)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million and 1.5 billion shares authorized at January 31, 2010 and 2009, respectively, 0 and 196 million shares issued and outstanding at January 31, 2010 and 2009, respectively	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 388 million and 210 million shares issued and outstanding at January 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	2,096	1,950
Retained earnings	239	183
Accumulated other comprehensive loss	(44)	(49)
Total stockholders’ equity	2,291	2,084
	$5,295	$5,048

See accompanying notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2007	92	320	$1,523	$6	$(27)	$1,502
Net income	—	—	—	416	—	416	$416
Other comprehensive income	—	—	—	—	4	4	4
Issuances of stock and other stock transactions	—	28	292	—	—	292	—
Repurchases of stock	(12)	(15)	(164)	(334)	—	(498)	—
Conversion of preferred stock to common stock	99	(99)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	64	—	—	64	—
Stock-based compensation	—	—	89		—	89	—
Adoption of an accounting standard regarding income taxes, net of tax	—	—	—	(1)	—	(1)	—
Balance at January 31, 2008	179	234	1,804	87	(23)	1,868	$420
Net income	—	—	—	452	—	452	$452
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)	(26)
Issuances of stock	—	24	235	—	—	235	—
Repurchases of stock	(20)	(11)	(239)	(356)	—	(595)	—
Conversion of preferred stock to common stock	51	(51)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	56	—	—	56	—
Stock-based compensation	—	—	94	—	—	94	—
Balance at January 31, 2009	210	196	1,950	183	(49)	2,084	$426
Net income	—	—	—	497	—	497	$497
Other comprehensive income, net of tax	—	—	—	—	5	5	5
Issuances of stock	3	13	177	—	—	177	—
Repurchases of stock	(28)	(6)	(173)	(441)	—	(614)	—
Conversion of preferred stock to common stock	203	(203)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	36	—	—	36	—
Stock-based compensation	—	—	106	—	—	106	—
Balance at January 31, 2010	388	—	$2,096	$239	$(44)	$2,291	$502

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2010	2009	2008
	(in millions)
Cash flows from operations:
Net income	$497	$452	$416
Loss (income) from discontinued operations	3	(5)	(26)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	93	89	77
Stock-based compensation	106	94	89
Excess tax benefits from stock-based compensation	(36)	(56)	(64)
Impairment losses	7	29	13
Other items	(7)	(3)	11
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(94)	4	(237)
Inventory, prepaid expenses and other current assets	54	(82)	(45)
Deferred income taxes	(18)	4	(4)
Other assets	3	(3)	(5)
Accounts payable and accrued liabilities	(32)	67	46
Accrued payroll and employee benefits	18	(73)	54
Income taxes payable	20	43	28
Other long-term liabilities	6	23	(7)
Total cash flows provided by operations	620	583	346
Cash flows from investing activities:
Expenditures for property, plant and equipment	(58)	(59)	(61)
Acquisitions of businesses, net of cash acquired of $8, $5 and $29 in fiscal 2010, 2009 and 2008, respectively	(256)	(201)	(144)
Net payments for purchase price adjustments related to prior year acquisitions	(2)	(3)	(1)
Other	10	14	3
Total cash flows used in investing activities	(306)	(249)	(203)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(18)	(113)	(10)
Sales of stock and exercises of stock options	58	76	98
Repurchases of stock	(474)	(445)	(309)
Excess tax benefits from stock-based compensation	36	56	64
Other	—	(1)	—
Total cash flows used in financing activities	(398)	(427)	(157)
Decrease in cash and cash equivalents from continuing operations	(84)	(93)	(14)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	3	(41)	(4)
Cash provided by (used in) investing activities of discontinued operations	1	(10)	1
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(51)	(3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	5	(16)	—
Total decrease in cash and cash equivalents	(75)	(160)	(17)
Cash and cash equivalents at beginning of year—continuing operations	936	1,096	1,109
Cash and cash equivalents at beginning of year—discontinued operations	—	—	4
Cash and cash equivalents at beginning of year	936	1,096	1,113
Cash and cash equivalents at end of year—continuing operations	$861	$936	$1,096

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

The Company sold a business during each of the years ended January 31, 2010 and 2008 (Note 17). The financial statements reflect the results of operations of these businesses in discontinued operations for all periods presented.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2010 is referred to as “fiscal 2010” in these notes to consolidated financial statements.

Stock Reclassification

In November 2009, the Company completed a reclassification in which each share of Class A preferred stock was converted into one share of common stock. Shares of Class A preferred stock contained the same economic rights as shares of common stock; however, holders of Class A preferred stock were entitled to 10 votes per share while holders of common stock were entitled to one vote per share. The proposal to convert each share of Class A preferred stock into one share of common stock was previously approved by the Company’s stockholders at the Company’s annual meeting of stockholders in June 2009. This conversion did not impact the Company’s consolidated financial position or results of operations, other than increasing the number of common shares outstanding and reducing the number of preferred shares outstanding to zero.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an on-going basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

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

SAIC, Inc. Annual Report  F-7

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met. The Company also evaluates its contracts for multiple elements, such as deliverables, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.

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

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year.

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

Fair Value of Financial Instruments

On February 1, 2008, the Company adopted an accounting standard regarding fair value measurements and disclosures. The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The Company utilizes Level 2 inputs in testing assets for recovery upon events or changes in circumstances that indicate the carrying value of those assets may not be recoverable.

The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input). Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 2 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). The fair value of long-term debt (Note 7) is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input).

F-8  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company had cash and cash equivalents of $861 million as of January 31, 2010. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities and have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents.

Restricted Cash

The Company has restricted cash balances, primarily representing advances from a customer, that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash is reflected in inventory, prepaid expenses and other current assets in the Company’s consolidated financial statements.

Investments

Investments in affiliates and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ individual assets and liabilities. The Company recognized revenues of $21 million, $20 million and $21 million on sales to these unconsolidated affiliates during the years ended January 31, 2010, 2009 and 2008, respectively.

Equity investments in affiliates over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires, lubricants and first responder equipment, in addition to manufactured border, port and mobile security products. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

Property, Plant and Equipment

Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

Depreciation of buildings is recognized using the straight-line method over estimated useful lives of twenty to forty years while the related improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives of 25 years. Depreciation of equipment is recognized using the straight-line method or the declining-balance method over the estimated useful lives of two to ten years.

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

Beginning in fiscal 2009, in an effort to improve the Company’s cost structure, improve utilization of building space and generate funds for investments in growth, management committed to a plan to sell certain company-owned facilities. These facilities are being actively marketed at prices that are reasonable in relation to their current fair values and are expected to sell within one year. As of January 31, 2010, there were two facilities that are reported as held for sale within the Corporate and Other segment.

Goodwill and Intangible Assets

The Company evaluates goodwill (Note 5) for potential impairment annually at the beginning of the fourth quarter, or if events or circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units

SAIC, Inc. Annual Report  F-9

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its Government segment as general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Selling, general and administrative expenses includes general and administrative, bid and proposal and internal research and development expenses.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities (Note 12). Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize its deferred income tax assets in the future as currently recorded, the Company would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

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

Stock-Based Compensation

The Company recognizes the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services as compensation expense over the requisite service period, which is typically the vesting period, net of an estimated forfeiture rate.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2010, the Company’s cash and cash equivalents, which include investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities, bear both fixed and variable interest rates. Although credit risk is limited, the Company’s

F-10  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

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

Accounting Standards Updates Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC). This statement was adopted and was effective for the Company’s consolidated financial statements ending after September 15, 2009. This statement does not change GAAP and it will not impact the Company’s consolidated financial position and results of operations. In the descriptions of Accounting Standards Updates that follow, references to descriptive titles in “italics” relate to the FASB Accounting Standards Codification Topics and Subtopics, and their descriptive titles, as appropriate.

On February 1, 2009, the Company adopted an accounting standard regarding business combinations. This accounting standard changes the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. It also requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued an amendment to this accounting standard, which was effective upon issuance, by establishing a model to account for certain pre-acquisition contingencies. These accounting standards are effective for the Company for business combinations after January 31, 2009. The adoption of these accounting standards did not impact the Company’s consolidated financial position and results of operations directly when it became effective. However, the resolution of uncertain tax positions related to business combinations completed prior to February 1, 2009 at values that differ from recorded amounts will be adjusted through the statement of income, rather than through goodwill.

On February 1, 2009, the Company adopted an accounting standard regarding earnings per share (EPS). In accordance with this accounting standard, the Company is required to designate its unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents as “participating securities,” which requires an allocation of earnings to the participating securities in calculating EPS using the two-class method. The accounting standard is required to be applied retrospectively to adjust previously reported basic and diluted EPS for all prior periods presented. The adoption of this accounting standard reduced previously reported EPS for the years noted as follows:

	Year Ended January 31
	2009	2008
Basic EPS—continuing operations	$(.03)	$(.03)
Basic EPS	$(.03)	$(.03)
Diluted EPS—continuing operations	$(.02)	$(.02)
Diluted EPS	$(.03)	$(.02)

During fiscal 2010, the Company also adopted accounting standards issued by the FASB related to the following topics, none of which had a material effect on the Company’s consolidated financial position and results of operations:

•	accounting and disclosure for noncontrolling interests in consolidated subsidiaries;

•	disclosures related to derivative instruments;

•	interim disclosures about fair value of financial instruments;

•	determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly;

•	accounting and disclosures for subsequent events; and

•	disclosures related to pension plans in the financial statements of plan sponsors.

SAIC, Inc. Annual Report  F-11

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Issued But Not Yet Adopted

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

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provides guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhances the disclosure requirements related to these arrangements. This update is effective for arrangements entered into or materially modified by the Company after January 31, 2011 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it is adopted.

Other new accounting standards and updates issued but not effective until after January 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 2—Earnings per Share:

In calculating EPS using the two-class method, the Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents. Basic EPS is computed by dividing income less earnings allocable to unvested stock awards by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the years noted was as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$500	$447	$390
Less: allocation of undistributed earnings to unvested stock awards	15	13	9
Income from continuing operations, for computing basic EPS	$485	$434	$381
Net income, as reported	$497	$452	$416
Less: allocation of undistributed earnings to unvested stock awards	15	13	10
Net income, for computing basic EPS	$482	$439	$406
Diluted EPS:
Income from continuing operations, as reported	$500	$447	$390
Less: allocation of undistributed earnings to unvested stock awards	15	13	9
Income from continuing operations, for computing diluted EPS	$485	$434	$381
Net income, as reported	$497	$452	$416
Less: allocation of undistributed earnings to unvested stock awards	15	13	10
Net income, for computing diluted EPS	$482	$439	$406

F-12  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years noted was as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Basic weighted average number of shares outstanding	386	395	404
Dilutive common share equivalents—stock options	4	7	11
Diluted weighted average number of shares outstanding	390	402	415

Basic and diluted EPS for the years noted was as follows:

	Year Ended January 31
	2010	2009	2008
Basic:
Income from continuing operations	$1.26	$1.10	$.94
Income (loss) from discontinued operations	(.01)	.01	.06
	$1.25	$1.11	$1.00
Diluted:
Income from continuing operations	$1.24	$1.08	$.92
Income from discontinued operations	—	.01	.06
	$1.24	$1.09	$.98

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years noted:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Antidilutive stock options excluded	11	7	6
Performance-based stock awards excluded	1	—	—
Weighted average number of unvested stock awards outstanding excluded	12	12	10

SAIC, Inc. Annual Report  F-13

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2010	2009
	(in millions)
Receivables, net:
Billed and billable, less allowance for doubtful accounts of $10 million and $8 million as of January 31, 2010 and 2009, respectively	$1,546	$1,495
Unbillable and contract retentions	498	394
	$2,044	$1,889
Inventory, prepaid expenses and other current assets:
Inventories	$125	$141
Prepaid expenses	36	54
Restricted cash	29	25
Pre-contract costs	10	11
Deferred income taxes	34	29
Assets held for sale	6	34
Prepaid income taxes and tax refunds	19	47
Other	29	44
	$288	$385
Property, plant and equipment, net:
Computers and other equipment	$274	$247
Buildings and improvements	221	195
Leasehold improvements	168	150
Office furniture and fixtures	58	52
Land	44	37
Construction in progress	7	5
	772	686
Less accumulated depreciation and amortization	383	329
	$389	$357
Other assets:
Cost and equity method investments	$21	$13
Other	49	38
	$70	$51
Accounts payable and accrued liabilities:
Accounts payable	$511	$495
Accrued liabilities for materials, subcontractors and other items	525	499
Collections in excess of revenues on uncompleted contracts and deferred revenue	155	184
	$1,191	$1,178
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$241	$238
Accrued vacation	253	231
Accrued contributions to employee benefit plans	18	18
	$512	$487
Other long-term liabilities:
Accrued pension liabilities	$42	$35
Deferred compensation	39	38
Liabilities for uncertain tax positions	34	34
Other	80	75
	$195	$182

Note 4—Acquisitions:

The Company completed acquisitions of certain businesses in fiscal 2010, 2009 and 2008, which individually and in the aggregate were not considered material business combinations in the year acquired.

In fiscal 2010, the Company completed six acquisitions in the Government segment for an aggregate preliminary purchase price of $277 million, including $264 million paid in cash, $3 million in non-cash consideration and $10 million in accrued

F-14  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition payments and contingent consideration. One acquired business provides business, engineering, energy and infrastructure consulting services. This acquisition both enhanced the Company’s existing capabilities and offerings in the areas of energy and infrastructure capital program consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. The preliminary purchase price allocations related to fiscal 2010 acquisitions resulted in goodwill of $181 million, $77 million of which is tax deductible, and identifiable intangible assets of $53 million (amortizable over a weighted average life of five years). The intangible assets consisted of customer relationships of $34 million and software and technology of $19 million that are amortizable over weighted average lives of five years and six years, respectively. The Company has not yet obtained all of the information required to complete the purchase price allocations related to these acquisitions. The final purchase price allocation will be completed after the information identified by the Company has been received.

In fiscal 2009, the Company completed two acquisitions in the Government segment for an aggregate purchase price of $209 million in cash. One acquired business designs and produces laser-based systems and products for military training and testing. The other acquired business provides services in language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. The final purchase price allocations related to fiscal 2009 acquisitions resulted in goodwill of $179 million, $178 million of which is tax deductible, and identifiable intangible assets of $23 million (amortizable over a weighted average life of four years). The intangible assets consisted of customer relationships of $22 million and software and technology of $1 million that are amortizable over weighted average lives of four years and seven years, respectively.

In fiscal 2008, the Company completed two acquisitions, one in the Government segment and one in the Commercial segment for an aggregate purchase price of $174 million, including $173 million paid in cash and $1 million of accrued acquisition payments. One acquired business is a consulting, engineering, and architectural design company with specific competencies in industrial manufacturing and facilities design/build. The other acquired business is an India-based provider of onsite and offshore IT solutions and technology consulting in the science and engineering sector. The final purchase price allocations related to fiscal 2008 acquisitions resulted in goodwill of $119 million ($104 million assigned to the Government segment and $15 million to the Commercial segment), $103 million of which was tax deductible and identifiable intangible assets of $26 million, of which $24 million was assigned to the Government segment and $2 million was assigned to the Commercial segment. The intangible assets consisted of customer relationships that are amortizable over a weighted average life of seven years.

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

Subsequent to January 31, 2010, the Company acquired a business in the Government segment for a preliminary purchase price of $140 million, subject to contractual adjustments. The acquired business is a provider of cyber security and management solutions services. This acquisition will enhance the Company’s cyber security offerings and enable it to better meet emerging customer requirements.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2008	$1,038	$38	$1,076
Acquisitions	177	—	177
Foreign currency translation	—	(5)	(5)
Adjustments	—	1	1
Goodwill at January 31, 2009	1,215	34	1,249
Acquisitions	181	—	181
Foreign currency translation	—	2	2
Adjustments	7	(5)	2
Goodwill at January 31, 2010	$1,403	$31	$1,434

Goodwill adjustments in fiscal 2010 and 2009 resulted from the finalization of purchase price allocations related to prior year acquisitions and transfers of certain operations between the Company’s Government segment and Commercial segment.

SAIC, Inc. Annual Report  F-15

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 31
	2010			2009
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Amortizable intangible assets:
Customer relationships	$119	$48	$71	$121	$55	$66
Software and technology	61	31	30	42	25	17
Other	2	1	1	3	2	1
Total amortizable intangible assets	182	80	102	166	82	84
Non-amortizable intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$186	$80	$106	$170	$82	$88

Amortizable intangible assets with a gross carrying value of $29 million became fully amortized in fiscal 2010 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $27 million, $30 million and $25 million in fiscal 2010, 2009 and 2008, respectively.

In fiscal 2010, the Company recorded impairment losses of $6 million for intangible assets and no impairment losses for goodwill. Intangible assets arising from an acquisition made prior to February 1, 2009 decreased $2 million during the year ended January 31, 2010 due to the finalization of a purchase price allocation, including the valuation of intangible assets. In fiscal 2009, the Company recorded impairment losses of $2 million for goodwill and $3 million for intangible assets, which is included in discontinued operations. In fiscal 2008, the Company did not recognize any impairment losses for goodwill and intangible assets.

The estimated annual amortization expense related to amortizable intangible assets as of January 31, 2010 is as follows (in millions):

Year Ending January 31
2011	$28
2012	21
2013	17
2014	14
2015	10
2016 and thereafter	12
$102

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Revolving Credit Facility:

The Company has an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2010 and 2009, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2010. Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities and to declare and pay a dividend on the Company’s stock. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

F-16  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Notes Payable and Long-Term Debt:

Notes payable and long-term debt consisted of the following:

	January 31
	2010	2009
	(in millions)
6.25% notes due fiscal 2013	$549	$549
5.5% notes due fiscal 2034	296	296
7.125% notes due fiscal 2033	248	248
Other notes payable	13	23
	1,106	1,116
Less current portion	3	17
Total	$1,103	$1,099

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

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of January 31, 2010.

The fair value of notes payable and long-term debt was $1.16 billion and $1.04 billion as of January 31, 2010 and 2009, respectively.

The Company’s other notes payable have a weighted average interest rate of 4.3% and are due on various dates through fiscal 2017.

Maturities of notes payable and long-term debt are as follows (in millions):

Year Ending January 31
2011	$4
2012	3
2013	553
2014	1
2015	1
2016 and thereafter	551
Total principal payments	1,113
Less unamortized discount	7
$1,106

Note 8—Financial Instruments:

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

SAIC, Inc. Annual Report  F-17

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Risk

The Company has entered into interest rate swap agreements in past years to convert variable interest payment streams to fixed interest payment streams and vice versa. Except for certain interest rate swap agreements that were designated as fair value hedges that were fully effective in offsetting the change in the fair value of the underlying notes, the changes in fair value of these interest rate swap agreements were recognized as expense in fiscal 2009 and 2008. All of the Company’s interest rate swap agreements expired and were settled in fiscal 2009.

Foreign Currency Risk

Although the majority of the Company’s transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies. The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. The Company enters into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to its ongoing business and operational financing activities. As of January 31, 2010, outstanding foreign currency forward contracts had a notional amount of $9 million and a fair value of less than $1 million (included in accrued liabilities), which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input). Since these foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses on these foreign currency forward contracts are recognized in earnings immediately. During the year ended January 31, 2010, the Company recognized gains on these foreign currency forward contracts (included in other income (expense), net) of $1 million.

Note 9—Retirement Plans:

Defined Contribution Plans

The Company sponsors several defined contribution plans, including the SAIC Retirement Plan (SRP) which is both a 401(k) plan and an employee stock ownership plan (ESOP), in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans was $162 million, $159 million and $145 million in fiscal 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of key executives and directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the Keystaff Deferral Plan but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (5.84% to 6.39% during fiscal 2010). Deferred balances are generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Defined Benefit Plans

The Company sponsors a defined benefit pension plan for eligible employees of its United Kingdom subsidiary that primarily perform services on a specific customer contract, which expires on March 31, 2010. In February 2010, the Company was notified by the customer that it had entered into a follow-on contract with a successor contractor. The Company is currently in negotiations with the customer and the successor contractor to determine the number of employees that will transfer to the successor contractor upon expiration of the contract. These employee transfers may be accompanied by the transfer of pension plan assets and obligations attributable to transferred employees to the successor contractor. The Company expects to recognize charges (pre-tax) of $20 million to $30 million during fiscal 2011 from recognition of losses related to the underfunded pension obligations associated with certain employees who are expected to transfer to the successor contractor and from severance and additional contractual retirement benefits related to reductions in personnel. The definitive amount of the charges the Company will incur depends on the number of employees who transfer to the successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the date on which the pension plan assets and obligations actually transfer. The Company will have continuing defined benefit pension obligations following expiration of the contract with respect to certain former employees who performed services on the customer contract.

F-18  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan.

	Year Ended January 31
	2010	2009
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$99	$124
Service cost	3	3
Interest cost	7	7
Plan participants’ contributions	1	1
Actuarial loss	18	2
Benefits paid	(4)	(3)
Contractual termination benefits	1	—
Foreign exchange rate changes	11	(35)
Projected benefit obligation at end of year	$136	$99
Change in plan assets:
Fair value of plan assets at beginning of year	$64	$103
Actual return on plan assets	17	(19)
Company contributions	9	6
Plan participants’ contributions	1	1
Benefits paid	(4)	(3)
Foreign exchange rate changes	7	(24)
Fair value of plan assets at end of year	$94	$64
Funded status at end of year	$(42)	$(35)

	January 31
	2010	2009
	(in millions)
Accumulated benefit obligation	$127	$93

Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(42)	$(35)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$50	$42

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Service cost	$3	$3	$4
Interest cost	7	7	7
Expected return on plan assets	(5)	(7)	(7)
Amortization of actuarial loss	3	1	1
Contractual termination benefits	1	—	—
	$9	$4	$5

The Company recognized $1 million in contractual termination benefits due to pension-related costs for plan participants terminated in fiscal 2010. The net actuarial loss included in accumulated other comprehensive loss (pre-tax) and expected to be recognized in net periodic benefit cost in fiscal 2011 is $3 million.

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2010	2009
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	5.5%	6.2%
Rate of compensation increase	4.3	4.3

SAIC, Inc. Annual Report  F-19

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31
	2010	2009	2008
Assumptions used to determine net periodic benefit cost:
Discount rate	6.2%	6.2%	5.3%
Expected long-term rate of return on plan assets	6.7	7.2	7.3
Rate of compensation increase	4.3	4.3	3.9

The overall expected long-term rate of return on plan assets assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is based on a variety of factors including long-term historical market returns for each asset class in the plan and review of peer data. A weighting of these asset class returns, based on the actual allocation of the asset classes in the plan as of January 31, 2010, is performed to determine an overall expected long-term rate of return on plan assets.

Plan Assets. The following table sets forth the fair values of plan assets and related level of inputs used to determine the fair value of plan assets in each asset class as defined by the accounting standard for fair value measurements (Note 1) at January 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$60	$—	$60
United Kingdom government bonds	—	14	—	14
Corporate bonds	—	20	—	20
	$—	$94	$—	$94

The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).

The overall investment strategy for pension plan assets is to utilize a total return investment approach whereby a mix of equity securities and fixed-income securities are used to produce a sufficient level of diversification and investment return over the long term for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. Consideration is also given to industry practices, long-term historical and prospective capital market returns, volatility, correlations among asset classes and relationships between the plan assets and liabilities. The assets are invested in liquid investments to satisfy benefit obligation as they become due. The investment portfolio contains a diversified blend of equity securities and fixed-income securities. As of January 31, 2010, the Company’s target asset allocation was 60% and 40% of total plan assets for equity securities and fixed-income securities, respectively.

Cash Flows. In fiscal 2011, the Company expects to contribute approximately $9 million to the defined benefit pension plan, which excludes contributions the Company may be required to fund for additional pension-related costs for employees not transferring to the successor contractor. The estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $2 million for each of the years in fiscal 2011 to 2015. Total estimated benefit payments for fiscal 2016 through 2020 are expected to be $12 million. As discussed above, the Company may be required to fund a portion of the underfunded projected benefit obligation during fiscal 2011.

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

F-20  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Stock-Based Compensation:

Plan Summaries. At January 31, 2010, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the 1999 Stock Incentive Plan (SIP), the 1984 Bonus Compensation Plan (BCP), the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP).

Following the Company’s reorganization merger in October 2006 in connection with its initial public offering of common stock, all stock awards are issued under the 2006 Equity Incentive Plan (other than stock awards granted under the Management Stock Compensation Plan and the Stock Compensation Plan) and stock awards are no longer issued under the SIP or BCP. The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive stock options, stock appreciation rights, vested stock awards, restricted stock awards, restricted stock units, deferred stock awards, phantom stock awards, cash awards, performance awards, and other similar types of stock awards. As of January 31, 2010, the Company has issued stock options, vested stock awards, restricted stock awards, performance awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Awards under the BCP become fully vested upon the occurrence of a change in control of the Company as defined by the plan unless otherwise provided in an award agreement. Stock awards granted under the plans generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2010, 108 million shares of the Company’s stock were reserved for future issuance under the 2006 Equity Incentive Plan.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant. For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. Awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of Company stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

The Company has an ESPP which, prior to January 1, 2008, allowed eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. Effective January 1, 2008, the discount was reduced to 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2010, 22 million shares were authorized and reserved for future issuance under the ESPP.

Total Stock-Based Compensation. Total stock-based compensation expense under all plans was as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Stock options	$31	$29	$27
Vesting stock awards	71	64	51
Vested stock awards	1	1	—
Performance-based stock awards	3	—	—
ESPP discount	—	—	11
Total stock-based compensation expense	$106	$94	$89

These amounts do not include $3 million, $3 million and $4 million in vested stock issued in fiscal 2010, 2009 and 2008, respectively, as settlement of annual bonus accruals in the following year under the 2006 Equity Incentive Plan.

SAIC, Inc. Annual Report  F-21

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax benefits related to stock-based compensation were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Tax benefits recognized from stock-based compensation	$41	$37	$30
Tax benefits realized from exercise of stock options	24	54	64

Stock Options. Stock options may be granted with exercise prices no less than the fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. All stock options granted under the 2006 Equity Incentive Plan and prior plans have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors in fiscal 2010 and 2009, which have a vesting period of one year. Stock options were granted with exercise prices equal to fair value on the date of grant.

Compensation expense for the fair value of stock options is measured at the grant date and generally recognized over the vesting period of four years except for stock options granted to the Company’s outside directors in fiscal 2010 and 2009, which will be recognized over the vesting period of one year. The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. As the Company’s common stock was not publicly-traded until October 13, 2006, the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment.” The Company estimates expected volatility based on a weighted average historical volatility of a group of publicly-traded, peer companies for a period consistent with the expected option term. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the date of grant. The Company uses historical data to estimate forfeitures.

The fair value of stock options granted for the three years ended January 31, 2010 was determined using the following weighted average assumptions:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Expected term (in years)	3.9	3.9	3.9
Expected volatility	30.6%	26.2%	26.8%
Risk-free interest rate	1.5%	2.3%	4.5%
Dividend yield	0%	0%	0%

The weighted average grant-date fair value of stock options granted in fiscal 2010, 2009 and 2008 using the Black-Scholes option-pricing model was $4.79, $4.52 and $5.01, respectively.

Stock option activity under the plans for the three years ended January 31, 2010 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2007	73.3	$12.23	2.3	$463
Options granted	6.2	17.78
Options forfeited or expired	(5.5)	13.06
Options exercised	(20.5)	10.61		163
Outstanding at January 31, 2008	53.5	13.41	2.1	294
Options granted	6.1	18.78
Options forfeited or expired	(3.2)	13.27
Options exercised	(16.5)	11.38		132
Outstanding at January 31, 2009	39.9	15.08	2.1	186
Options granted	5.5	18.41
Options forfeited or expired	(3.0)	15.57
Options exercised	(10.8)	13.22		57
Outstanding at January 31, 2010	31.6	16.26	2.0	66
Vested and expected to vest in the future as of January 31, 2010	30.1	16.15	1.9	66

F-22  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2010, 2009 and 2008, the Company received cash from exercises of stock options of $17 million, $31 million and $34 million, respectively, and stock exchanged at fair value upon exercise of stock options of $116 million, $156 million and $184 million, respectively.

A summary of the options outstanding as of January 31, 2010 was as follows:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Stock options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$13.52 to $14.09	5.3	$13.55	0.2	5.3	$13.55	0.2
$14.46 to $14.64	10.5	14.61	1.1	6.5	14.59	1.1
$15.76 to $17.71	5.0	17.41	2.3	2.0	17.32	2.1
$17.82 to $18.62	5.1	18.42	4.1	0.1	18.06	2.4
$18.70 to $20.94	5.7	18.83	3.1	1.4	18.88	3.1
	31.6	16.26	2.0	15.3	14.99	1.1

The aggregate intrinsic value for options exercisable at January 31, 2010 was $51 million.

As of January 31, 2010, there was $32 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans.

Vesting stock award activity for the year ended January 31, 2010 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2009	11.4	$18.74
Awards granted	4.8	18.39
Awards forfeited	(1.0)	18.69
Awards vested	(3.1)	18.77
Unvested at January 31, 2010	12.1	18.60

As of January 31, 2010, there was $114 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 2.4 years. The fair value of vesting stock awards that vested in fiscal 2010, 2009 and 2008 was $55 million, $50 million and $40 million, respectively.

Performance-Based Stock Awards. During the year ended January 31, 2010, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares that will ultimately be awarded can range from zero to 150% of the specified target awards (which totaled 600,000 shares under performance-based stock awards as of January 31, 2010) based on the achievement of cumulative growth in diluted EPS from continuing operations and operating income margin, weighted equally, as compared to targeted amounts for the three fiscal year period ending January 31, 2012. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

SAIC, Inc. Annual Report  F-23

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for the year ended January 31, 2010 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2009	—	$—
Awards granted	0.7	18.36
Awards forfeited	(0.1)	18.46
Outstanding at January 31, 2010	0.6	18.35

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

As of January 31, 2010, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan which is expected to be recognized over a weighted average period of 2.0 years. As of January 31, 2010, there have been no vesting events for performance-based stock awards under the 2006 Equity Incentive Plan.

Note 11—Other Income (Expense), Net:

The components of other income (expense), net were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Impairment losses on investments	$(1)	$(14)	$(13)
Net gain on sale of other investments	3	6	1
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	1	(9)	6
Other	3	2	—
Total other income (expense), net	$6	$(15)	$(6)

In fiscal 2009, the Company recognized $29 million of impairment losses on its ownership interests in Danet GmbH and certain private equity securities held by its venture capital subsidiary. These impairments were due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions. As of January 31, 2010, the carrying value of the Company’s investments was $21 million.

Note 12—Income Taxes:

Income from continuing operations before income taxes included the following:

	Year Ended January 31
	2010	2009	2008
	(in millions)
United States	$781	$696	$613
Foreign	18	7	20
Total	$799	$703	$633

F-24  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes related to continuing operations included the following:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Current:
Federal	$266	$196	$225
State	48	38	37
Foreign	5	7	7
Deferred:
Federal	(16)	15	(21)
State	(4)	—	(6)
Foreign	—	—	1
Total	$299	$256	$243

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$280	$246	$222
State income taxes, net of federal tax benefit	28	25	19
Change in accruals for uncertain tax positions	3	(8)	—
Employee stock purchase plan	—	(1)	3
Research and development credits	(6)	(5)	(3)
Other	(6)	(1)	2
Total	$299	$256	$243
Effective income tax rate	37.4%	36.4%	38.4%

The lower effective income tax rate for fiscal 2010 when compared to fiscal 2008 was partially due to the reversal of accruals for unrecognized tax benefits as a result of expiring federal, state and international statute of limitations and partially due to tax benefits related to foreign operations. The lower effective tax rate for fiscal 2009 as compared to fiscal 2010 and 2008 was primarily due to the reversal of $9 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits for amounts lower than the recorded accruals for uncertain tax positions. In addition, there was a reduction in non-deductible expenses for income taxes due to changes in the ESPP discount beginning on January 1, 2008 partially offset by an increase in non-deductible expenses for the penalty portion of an adverse verdict in the Company’s dispute with the Nuclear Regulatory Commission in fiscal 2009.

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following:

	January 31
	2010	2009
	(in millions)
Accrued vacation pay	$91	$79
Investments	13	16
Deferred compensation	44	33
Vesting stock awards	65	36
Credits and net operating losses carryovers	11	12
Employee benefit contributions	13	11
Other	31	35
Total deferred tax assets	268	222
Deferred revenue	(59)	(54)
Fixed asset basis difference	(10)	(10)
Purchased intangible assets	(60)	(41)
Total deferred tax liabilities	(129)	(105)
Net deferred tax assets, before valuation allowance	139	117
Valuation allowance	(2)	(2)
Net deferred tax assets	$137	$115

SAIC, Inc. Annual Report  F-25

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets as presented in the consolidated financial statements of financial position are as follows:

	January 31
	2010	2009
	(in millions)
Net current deferred tax assets	$34	$29
Net non-current deferred tax assets	103	86
Total net deferred tax assets	$137	$115

At January 31, 2010, the Company had $11 million of federal net operating loss (NOL) carryforwards, which will begin to expire in fiscal 2011 to 2024. The Company expects to fully utilize these NOL carryforwards before they expire.

The following is a reconciliation of the beginning of year and end of year amount of unrecognized tax benefits, excluding accrued interest and penalties:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Unrecognized tax benefits at beginning of year	$31	$53	$48
Additions for tax positions related to current year	10	9	6
Additions for tax positions related to prior years	9	5	16
Reductions for tax positions related to prior years	(1)	(5)	(5)
Settlements with taxing authorities	—	(30)	—
Lapse of statute of limitations	(5)	(1)	(12)
Unrecognized tax benefits at end of year	$44	$31	$53

In fiscal 2009, the Company’s unrecognized tax benefits decreased primarily due to the resolution of certain tax contingencies with the tax authorities, including $26 million ($17 million of which was related to discontinued operations) that was recognized as an income tax benefit in fiscal 2009.

Included in the balance of unrecognized tax benefits at January 31, 2010, 2009 and 2008 were $36 million, $23 million and $47 million, respectively, of tax benefits that, if recognized would affect the effective income tax rate. The amount of interest and penalties recognized in the consolidated statements of income was $1 million, $5 million and $4 million in fiscal 2010, 2009 and 2008, respectively. At January 31, 2010 and 2009, accrued interest and penalties totaled $7 million and $6 million, respectively.

At January 31, 2010, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $48 million, $34 of which is classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2009 included liabilities for uncertain tax positions of $34 million, all of which was classified as other long-term liabilities on the consolidated balance sheet.

The Company is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $14 million of the Company’s unrecognized tax benefits, including $2 million of previously accrued interest, depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax.

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

	Year Ended January 31
	2010	2009	2008
	(in millions)
Net income	$497	$452	$416
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(26)	3
Deferred taxes	(4)	10	(1)
Foreign currency translation adjustments, net of tax	11	(16)	2
Reclassification of realized loss on settled derivative instruments to net income	—	2	3
Deferred taxes	—	(1)	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	1	2
Pension liability adjustments	(8)	(15)	1
Deferred taxes	2	4	(1)
Pension liability adjustments, net of tax	(6)	(11)	—
Total other comprehensive income (loss), net of tax	5	(26)	4
Comprehensive income	$502	$426	$420

The components of accumulated other comprehensive loss were as follows:

	January 31
	2010	2009
	(in millions)
Foreign currency translation adjustments, net of taxes of $2 million and $6 million as of January 31, 2010 and 2009, respectively	$(2)	$(13)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of January 31, 2010 and 2009	(6)	(6)
Unrecognized loss on defined benefit plan, net of taxes of $14 million and $12 million as of January 31, 2010 and 2009, respectively	(36)	(30)
Total accumulated other comprehensive loss, net of taxes of $20 million and $22 million as of January 31, 2010 and 2009, respectively	$(44)	$(49)

As of January 31, 2010, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

Note 14—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $146 million, $135 million and $134 million in fiscal 2010, 2009 and 2008, respectively, which is net of lease or sublease income of $15 million, $12 million and $10 million in fiscal 2010, 2009 and 2008, respectively.

In fiscal 2004, the Company was awarded a contract with the Greek Government (Note 18) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $58 million related to this contract at January 31, 2010 is not reflected in the future minimum lease commitments table below.

SAIC, Inc. Annual Report  F-27

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 31, 2010 are as follows:

Year Ending January 31	Operating lease commitment	Lease or sublease receipts
	(in millions)
2011	$131	$9
2012	110	9
2013	85	7
2014	63	5
2015	49	4
2016 and thereafter	135	37
Total	$573	$71

As of January 31, 2010, the Company had capital lease obligations of $9 million that are payable over the next six years.

Note 15—Supplementary Income Statement and Cash Flow Information:

Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases was $66 million, $59 million and $52 million in fiscal 2010, 2009 and 2008, respectively.

Internal research and development costs of $49 million, $46 million and $48 million in fiscal 2010, 2009 and 2008, respectively, were included in selling, general and administrative expenses.

Supplementary cash flow information, including non-cash investing and financing activities, was as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Stock exchanged upon exercise of stock options	$116	$156	$184
Stock issued for settlement of accrued employee benefits	$3	$3	$4
Increase (decrease) in accrued share repurchases	$24	$(6)	$5
Fair value of assets acquired in acquisitions	$314	$224	$204
Cash paid in acquisitions, net of cash acquired of $8 million, $5 million and $29 million in fiscal 2010, 2009 and 2008, respectively	(256)	(201)	(144)
Non-cash consideration	(3)	—	—
Accrued acquisition payments, net	(10)	(9)	(1)
Liabilities assumed in acquisitions	$45	$14	$59
Cash paid for interest	$71	$77	$87
Cash paid for income taxes	$273	$269	$217

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

F-28  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to the Company’s Corporate and Other segment beginning in fiscal 2009. These services were previously performed by third parties or the Corporate and Other segment with no associated revenues recognized.

The following tables summarize business segment information:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Revenues:
Government segment	$10,390	$9,582	$8,417
Commercial segment	462	491	509
Intersegment elimination	(6)	(3)	—
Total revenues	$10,846	$10,070	$8,926
Operating income (loss):
Government segment	$862	$773	$663
Commercial segment	35	36	44
Corporate and Other segment	(30)	(33)	(34)
Total operating income	$867	$776	$673
Depreciation and amortization:
Government segment	$88	$76	$63
Commercial segment	5	3	2
Corporate and Other segment	—	10	12
Total depreciation and amortization	$93	$89	$77

Long-lived assets consist of physical assets that cannot be readily removed (property, plant and equipment) and excludes financial instruments, deferred taxes, goodwill and other intangibles. Substantially all of the Company’s revenues and long-lived assets are generated by or owned by entities located in the United States. As such, the financial information by geographic location is no longer presented.

In fiscal 2010, 2009, and 2008, 89%, 88% and 87%, respectively, of the Company’s total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. As a percentage of total revenues, customers comprising more than 10% of total revenues were as follows:

	Year Ended January 31
	2010	2009	2008
U.S. Army	23%	24%	21%
U.S. Navy	12	12	12

SAIC, Inc. Annual Report  F-29

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Discontinued Operations:

In fiscal 2009, management committed to a plan to sell or dispose of a non-strategic component of a business within the Government segment and classified its operating results as a discontinued operation for all periods presented. The sale was completed in fiscal 2010.

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

The operating results of these discontinued operations prior to sale were as follows:

	Year Ended January 31
	2010	2009	2008
	(in millions)
Revenues	$1	$8	$115
Costs and expenses:
Cost of revenues	1	6	108
Impairment of goodwill, intangible assets and other assets	—	6	—
Selling, general and administrative expenses	—	7	8
Other non-operating expenses	—	—	2
Loss before income taxes	$—	$(11)	$(3)

In addition to the operating results presented above, the Company’s results of discontinued operations for fiscal 2010, 2009 and 2008 included gains and losses for certain tax and litigation matters related to Telcordia Technologies, Inc. (Note 18) and the gains related to the divested portion of AMSEC LLC in fiscal 2008. The Company recognized the resulting pre-tax net losses of $6 million and $8 million in fiscal 2010 and 2009, respectively, and pre-tax net gains of $34 million in fiscal 2008.

Note 18—Legal Proceedings:

National Center for Critical Information Processing and Storage Contract

The U.S. Department of Justice filed a complaint against the Company and several other defendants in June 2009 relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former government employee pursuant to the qui tam provisions of the civil False Claims Act. The Company was awarded the task order at issue in April 2004. The Justice Department’s complaint alleges that prior to the release of the task order solicitation, the Company’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company and its team an unfair advantage in competing for the task order. The complaint further alleges that the former MSRC director and deputy director took actions calculated to favor the Company in the bidding process. In its complaint, the government seeks approximately $116 million in damages, which represents the aggregate amount of all payments received by the Company under this task order, plus the trebling of such damages and penalties under the False Claims Act.

The Company has cooperated with the government’s investigation of this matter since the government first contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and initial discovery, the Company believes that the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. In March 2010, the district court denied motions by the Company and its co-defendants to dismiss the Justice Department’s complaint. The parties are now conducting discovery, which is currently scheduled to conclude by August 2010. Due to the early stage of this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of January 31, 2010. However, there is a reasonable possibility of additional exposure to

F-30  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this complaint, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

The second phase of the arbitration to determine the damages to be recovered by Telcordia has commenced. Telcordia submitted its statement of claim and related document production in March 2007, which seeks damages in excess of $200 million plus interest, legal fees and costs. As a result of a preliminary hearing with the arbitrator, Telkom South Africa paid Telcordia $9 million of uncontested damages in June 2007 relating to one aspect of the dispute. In July 2007, the arbitrator ruled that Telcordia is entitled to 15.5% simple interest per year on awarded damages. Due to the scope and technical complexity of the case, the arbitrator appointed a third-party expert to provide an independent opinion on disputed technical issues, including whether certain work performed by Telcordia was in-scope and whether the software delivered by Telcordia in December 2000 contained certain technical features. The third-party expert held two hearings and issued two reports containing his findings.

A hearing before the arbitrator was held in January 2010 and February 2010 in South Africa at which the third-party expert was questioned regarding his second report and the arbitrator heard testimony on issues relevant to the amount of damages to which Telcordia is entitled. Written closing submissions were filed in March 2010. Final oral arguments will be made at a hearing scheduled in April 2010, after which the arbitrator will issue a written opinion on Telcordia’s damages claims. It is anticipated that an additional proceeding and/or submissions may be necessary on the issue of attorneys’ fees and costs. Given the current schedule, the damages phase of the arbitration is anticipated to be completed in the second half of fiscal 2011.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of January 31, 2010.

Firm-Fixed-Price Contract with the Greek Government

Background and Arbitration. In May 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration System (the System) to support the 2004 Athens Summer Olympic Games (the Olympics) and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System was to be completed, tested, and accepted by September 1, 2004, at a price of approximately $199 million. The contract also requires the Company to provide five years of System support and maintenance and ten years of radio network services and contains an unpriced option for an additional five years of network services.

The Customer took delivery of the System for use and operation during the Olympics beginning in August 2004. The Customer performed acceptance testing on each of the subsystems comprising the System and alleged certain omissions and deviations in its test reports. The Company and the Customer executed contract modifications in March and September 2007 which established and clarified specific requirements, contract terms, and a payment schedule under which the System would be completed as well as a scheduled reduction of the advance payment and performance bonds maintained by the Company in favor of the Customer.

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged omissions and deviations. The Customer valued the omissions and deviations at $29 million, and

SAIC, Inc. Annual Report  F-31

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the modified contract established a process for negotiating the final amount of the omissions and deviations. Approximately $1 million of this amount relates to work performed directly by the Company and the balance relates to work performed by the Company’s subcontractors. Upon System acceptance, the Company invoiced the Customer for approximately $19 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice or reduced the advance payment and performance bonds as required by the modified contract, and has refused to initiate the contractually required process to resolve the remaining alleged omissions and deviations. The Customer now contends that the System has not been formally accepted.

In June 2009, the Company initiated arbitration before the ICC against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration in Greece before a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The arbitration complaint seeks (i) aggregate damages in excess of $97 million for payment of amounts owed and other claims and damages, (ii) release of advance payment and performance bonds totaling $26 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract in fiscal 2010, 2009 and 2008. As of January 31, 2010, the Company has recorded $124 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Examples of these uncertainties include receipt of the remaining payments, the amount of additional cost that may be required to complete the contract, the release of the remaining bonds, changes in the political representatives from the Greek government involved with the project, and subcontractor performance and legal compliance issues. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $18 million of receivables relating to value added taxes (VAT) as of January 31, 2010 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $35 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

As of January 31, 2010, the Company has met certain advance payment, performance and offset bonding requirements as discussed above through the issuance of $34 million in standby letters of credit. If the standby letters of credit are called based on a future failure to fulfill the Company’s obligations under the Greek contract, the Company may have the right to call some of the $27 million of bonds provided by the Company’s subcontractors in connection with their work under the Greek contract if the performance failure relates to subcontracted work.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The scope of the Greek government’s investigation includes allegations that (i) improper payments were made by Siemens in connection with the Greek contract and (ii) the Company/Siemens team misrepresented to the Greek State prior to contract award its technical capabilities and ability to perform the Greek contract within the contractual performance period. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, or that the Company/Siemens team misrepresented its technical capabilities, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the

F-32  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company has appealed to the U.S. Court of Appeals for the District of Columbia Circuit. Pending the outcome of the appeal, the Company has recorded a liability for the full judgment amount of $7 million for this matter as of January 31, 2010.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 19—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive, subject to certain caps and other limitations, royalties on VirnetX sales and a percentage of the consideration received in certain acquisitions and in patent infringement or enforcement claims against Microsoft Corporation or certain other parties. Subsequent to January 31, 2010, a jury found that Microsoft willfully infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $106 million to VirnetX. Under the agreements with VirnetX, the Company would receive 35% of the proceeds obtained by VirnetX in this lawsuit, or other lawsuits, against Microsoft after reduction for attorneys’ fees and costs incurred in litigating those claims. However, it is expected that Microsoft will appeal the verdict and no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under the agreements with VirnetX, the Company is required to pay a royalty on the proceeds in an amount to be determined to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of January 31, 2010.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2010, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Other Joint Ventures

The Company has a guarantee that relates only to claims brought by the sole customer of another of its joint ventures, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which it will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. As of January 31, 2010, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

In September 2004, the Company entered into an agreement with EG&G Technical Services, Inc. (EG&G) and Parsons Infrastructure & Technology Group, Inc. (Parsons) to form Research and Development Solutions, LLC (RDS), a Delaware limited liability company, that will pursue contracts offered by the DOE’s National Energy Technical Laboratory. The Company, EG&G and Parsons, each have a one-third equal joint venture interest. In conjunction with a contract award to RDS, each joint venture partner was required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total estimated value of $340 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2010, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

SAIC, Inc. Annual Report  F-33

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, approximately $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. While the Company believes that the escrowed amounts will be adequate to cover any potential liability for all of the indemnified claims, if the eventual liability exceeds the escrowed amount, the Company has indemnification rights to recover additional amounts from the sellers under the terms of the acquisition agreement. In January 2010, the sellers filed for arbitration under the terms of the acquisition agreement alleging breach of contract and seeking, among other things, release to the sellers of most of the escrowed funds. The Company is defending against the sellers’ claims in the arbitration and is seeking to continue to hold the escrowed funds and maintain its indemnification rights until resolution of the claims, including the price reductions claims. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims and for other indemnified claims.

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

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. Government audits and reviews may conclude that the Company’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. In addition, the Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. These changes are currently being reviewed by the DCAA.

The Company’s failure to obtain an “adequate” determination of its various accounting and management internal control systems, including its recent changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. Failure to comply with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

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

Tax Audits and Reviews

The Company is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS and most states for fiscal years prior to and including fiscal 2006. The IRS is currently reviewing the Company’s fiscal 2007 and 2008 tax returns. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows (Note 12).

The Company is subject to periodic audits by state and local governments for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $78 million at January 31, 2010, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $34 million was related to the firm-fixed-price contract with the Greek government described above. The Company also has outstanding surety bonds in the amount of $269 million, principally related to performance and payment bonds.

Other

The U.S. Department of Defense is in the process of restructuring one of the Company’s largest programs, Future Combat Systems, which has been renamed Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience in July 2009 and January 2010. The Company received an undefinitized change order which requires it to submit a restructure proposal early in 2010. Finalization of the change order is expected to occur during the second fiscal quarter ending on July 31, 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $34 million and $29 million as of January 31, 2010 and 2009, respectively.

SAIC, Inc. Annual Report  F-35

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2010
Revenues	$2,649	$2,749	$2,765	$2,683
Operating income	$204	$221	$233	$209
Income from continuing operations	$117	$125	$135	$123
Income (loss) from discontinued operations	$(1)	$(2)	$—	$—
Net income	$116	$123	$135	$123
Basic earnings per share (1)	$.29	$.31	$.34	$.31
Diluted earnings per share (1)	$.28	$.31	$.34	$.31

Fiscal 2009
Revenues	$2,367	$2,554	$2,631	$2,518
Operating income	$174	$189	$205	$208
Income from continuing operations	$105	$105	$118	$119
Income (loss) from discontinued operations	$(2)	$4	$2	$1
Net income	$103	$109	$120	$120
Basic earnings per share (1)	$.25	$.27	$.30	$.30
Diluted earnings per share (1)	$.24	$.27	$.29	$.29

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

F-36  SAIC, Inc. Annual Report