Form 10-Q
period 2010-04-30
SAIC, Inc.
filed 2010-06-04
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

As of May 14, 2010, the registrant had 379,983,526 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2010	2009
	(in millions, except per share amounts)
Revenues	$2,685	$2,649
Costs and expenses:
Cost of revenues	2,352	2,295
Selling, general and administrative expenses	126	150
Operating income	207	204
Non-operating income (expense):
Interest income	—	1
Interest expense	(18)	(19)
Other income, net	—	3
Income from continuing operations before income taxes	189	189
Provision for income taxes	(64)	(72)
Income from continuing operations	125	117
Discontinued operations:
Loss from discontinued operations before income taxes	(2)	(1)
Benefit for income taxes	2	—
Loss from discontinued operations	—	(1)
Net income	$125	$116
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.32	$.29
Loss from discontinued operations	—	—
	$.32	$.29
Diluted:
Income from continuing operations	$.32	$.29
Loss from discontinued operations	—	(.01)
	$.32	$.28

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2010	January 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$568	$861
Receivables, net	2,073	2,044
Inventory, prepaid expenses and other current assets	306	288
Total current assets	2,947	3,193
Property, plant and equipment (less accumulated depreciation and amortization of $385 million and $383 million at April 30, 2010 and January 31, 2010, respectively)	398	389
Intangible assets, net	139	106
Goodwill	1,548	1,434
Deferred income taxes	86	103
Other assets	72	70
	$5,190	$5,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,131	$1,191
Accrued payroll and employee benefits	532	512
Income taxes payable	26	—
Notes payable and long-term debt, current portion	3	3
Total current liabilities	1,692	1,706
Notes payable and long-term debt, net of current portion	1,103	1,103
Other long-term liabilities	187	195
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 380 million and 388 million shares issued and outstanding at April 30, 2010 and January 31, 2010, respectively	—	—
Additional paid-in capital	2,090	2,096
Retained earnings	156	239
Accumulated other comprehensive loss	(38)	(44)
Total stockholders’ equity	2,208	2,291
	$5,190	$5,295

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	(in millions)
Balance at January 31, 2010	388	$2,096	$239	$(44)	$2,291
Net income	—	—	125	—	125	$125
Other comprehensive income, net of tax	—	—	—	6	6	6
Issuances of stock	8	45	—	—	45	—
Repurchases of stock	(16)	(89)	(208)	—	(297)	—
Excess tax benefits from stock-based compensation	—	14	—	—	14	—
Stock-based compensation	—	24	—	—	24	—
Balance at April 30, 2010	380	$2,090	$156	$(38)	$2,208	$131

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2010	2009
	(in millions)
Cash flows from operations:
Net income	$125	$116
Loss from discontinued operations	—	1
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	25	22
Stock-based compensation	24	25
Excess tax benefits from stock-based compensation	(14)	(13)
Other items	—	(1)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(26)	(124)
Inventory, prepaid expenses and other current assets	(17)	40
Deferred income taxes	(2)	—
Other assets	1	1
Accounts payable and accrued liabilities	(46)	36
Accrued payroll and employee benefits	23	24
Income taxes payable	41	33
Other long-term liabilities	4	3
Total cash flows provided by operations	138	163
Cash flows from investing activities:
Expenditures for property, plant and equipment	(25)	(12)
Acquisition of a business, net of cash acquired of $1 million in fiscal 2011	(140)	—
Other	1	11
Total cash flows used in investing activities	(164)	(1)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(15)
Sales of stock and exercises of stock options	13	20
Repurchases of stock	(291)	(223)
Excess tax benefits from stock-based compensation	14	13
Total cash flows used in financing activities	(264)	(205)
Decrease in cash and cash equivalents from continuing operations	(290)	(43)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	1	(1)
Cash provided by (used in) investing activities of discontinued operations	(2)	5
Increase (decrease) in cash and cash equivalents from discontinued operations	(1)	4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	1
Total decrease in cash and cash equivalents	(293)	(38)
Cash and cash equivalents at beginning of period	861	936
Cash and cash equivalents at end of period	$568	$898

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company), including Science Applications International Corporation. All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $1 million and $5 million on sales to unconsolidated affiliates during the three months ended April 30, 2010 and 2009, respectively.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2010 and for the three months ended April 30, 2010 and 2009 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2011 is referred to as “fiscal 2011” in these notes to condensed consolidated financial statements.

Revenue Recognition Accounting Change

The Company’s revenues are generated primarily from contracts with the U.S. Government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

Accounting Change. Prior to February 1, 2010, the Company recognized revenues on cost-plus-fixed-fee, time-and-materials and fixed-price-level-of-effort contracts with the U.S. Government primarily based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method), which is an input method of percentage-of-completion that relied heavily on management’s estimates of contract revenues and contract costs at completion. Effective February 1, 2010, the Company changed its method of revenue recognition for cost-plus-fixed-fee, time-and-materials and fixed-price-level-of-effort contracts with the U.S. Government to the methods described below. Contract costs will continue to be expensed as incurred under these contracts.

Cost-plus-fixed-fee contracts—Revenue is recognized on the basis of partial performance as costs are incurred plus an estimate of applicable fees as the Company becomes contractually entitled to reimbursement of costs and the applicable fees pursuant to the guidance in ASC 912-605-25 Contractors-Federal Government—Recognition of Fees Under Cost-Plus-Fixed-Fee Contracts.

Time-and-materials contracts—Revenue is recognized using the percentage-of-completion method of accounting utilizing an output measure to measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue in a manner

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

similar to time-and-materials contracts whereby the Company uses the percentage-of-completion method of accounting utilizing an output measure. The Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

The revenue recognition change impacts contracts accounting for approximately two-thirds of the Company’s revenues. The Company believes the change is to an alternative accounting principle that is preferable because it better reflects the economic substance and earnings process under these arrangements. This change was facilitated by the implementation of a new information technology system.

Although this change impacts contracts accounting for approximately two-thirds of the Company’s revenues, the result of the accounting change was immaterial to the Company’s consolidated financial position and results of operations for all periods presented because the resulting measurement of the progress toward completion under the two methods is not significantly different. Accordingly, the cumulative effect of the accounting change was recognized in the consolidated statement of income in the first quarter, rather than retrospectively applied to the prior period consolidated financial statements.

Revenue Recognition. Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.

Time-and-materials contracts—Revenue is recognized on time-and-materials contracts with the U.S. Government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on time-and-materials contracts with non-U.S. Government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts (FPLOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FPLOE contracts with the U.S. Government in a manner similar to time-and-materials contracts whereby the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

Revenues from services and maintenance contracts, notwithstanding contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met.

The Company also uses the efforts-expended method of percentage-of-completion using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. Additionally, the Company utilizes the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

The Company also evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2004. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

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

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its Government segment as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Effective with the beginning of fiscal 2011, the Company updated its disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as overhead or as general and administrative expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reported SG&A expenses in fiscal 2011 as compared to fiscal 2010; however, total operating costs were not affected by this change.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Stock exchanged upon exercises of stock options	$28	$53
Stock issued for settlement of accrued employee benefits	$4	$3
Increase (decrease) in accrued share repurchases	$(22)	$18
Fair value of assets acquired in an acquisition	$163	$—
Cash paid in an acquisition, net of cash acquired of $1 million in fiscal 2011	140	—
Liabilities assumed in an acquisition	$23	$—
Cash paid for interest	$—	$—
Cash paid for income taxes	$19	$7

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other new accounting standards and updates issued but not effective until after April 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 2—Earnings Per Share (EPS):

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

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Income from continuing operations, as reported	$125	$117
Less: allocation of undistributed earnings to unvested stock awards	(4)	(3)
Income from continuing operations, for computing EPS	$121	$114
Net income, as reported	$125	$116
Less: allocation of undistributed earnings to unvested stock awards	(4)	(3)
Net income, for computing EPS	$121	$113

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Basic weighted average number of shares outstanding	375	392
Dilutive common share equivalents—stock options	3	5
Diluted weighted average number of shares outstanding	378	397

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
Basic:
Income from continuing operations	$.32	$.29
Loss from discontinued operations	—	—
	$.32	$.29
Diluted:
Income from continuing operations	$.32	$.29
Loss from discontinued operations	—	(.01)
	$.32	$.28

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted:

	Three Months Ended April 30
	2010	2009
	(in millions)
Antidilutive stock options excluded	16	12
Performance-based stock awards excluded	1	1
Weighted average number of unvested stock awards outstanding excluded	12	12

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Stock options	$6	$8
Vesting stock awards	17	17
Performance-based stock awards	1	—
Total stock-based compensation expense	$24	$25

Stock Options. Stock options granted during the three months ended April 30, 2010 and 2009 have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. The fair value of stock options granted during the periods noted was determined using the following weighted average assumptions:

	Three Months Ended April 30
	2010	2009
Expected term (in years)	3.9	3.9
Expected volatility	27.2%	30.6%
Risk-free interest rate	2.1%	1.5%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the three months ended April 30, 2010 and 2009 using the Black-Scholes option-pricing model was $4.25 and $4.78, respectively.

Stock option activity for the three months ended April 30, 2010 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2010	31.6	$16.26	2.0	$66
Options granted	5.1	17.42
Options forfeited or expired	(0.8)	14.66
Options exercised	(5.5)	13.76		30
Outstanding at April 30, 2010	30.4	16.95	2.6	28
Exercisable at April 30, 2010	15.9	15.98	1.5	28

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vesting Stock Awards. Vesting stock award activity for the three months ended April 30, 2010 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2010	12.1	$18.60
Awards granted	4.3	17.42
Awards forfeited	(0.2)	18.31
Awards vested	(2.9)	19.27
Unvested at April 30, 2010	13.3	18.08

The fair value of vesting stock awards that vested during the three months ended April 30, 2010 and 2009 was $52 million and $40 million, respectively.

Performance-Based Stock Awards. Performance-based stock award activity for the three months ended April 30, 2010 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2010	0.6	$18.35
Awards granted	0.5	17.42
Outstanding at April 30, 2010	1.1	17.89

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards. As of April 30, 2010, there have been no vesting events for performance-based stock awards.

Note 4—Acquisition:

On February 5, 2010, the Company acquired all of the outstanding equity interests of Cloudshield Technologies, Inc., a provider of cybersecurity and management solutions services, for a preliminary purchase price of $141 million, including $140 million paid in cash (net of cash acquired of $1 million). This acquisition enhances the Company’s cybersecurity offerings and positions the Company to bring to market deep packet inspection solutions for high speed networks, enabling it to better meet emerging customer requirements. The preliminary purchase price allocation resulted in goodwill of $114 million (none of which is tax deductible), and identifiable intangible assets of $41 million. Identifiable intangible assets consisted of finite-lived intangible assets of $26 million (amortizable over a weighted average life of four years) and in-process research and development intangible assets of $15 million that will become amortizable upon completion of the related technology. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2010	$1,403	$31	$1,434
Acquisition	114	—	114
Goodwill at April 30, 2010	$1,517	$31	$1,548

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	April 30, 2010			January 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$121	$52	$69	$119	$48	$71
Software and technology	82	35	47	58	31	27
Other	2	1	1	2	1	1
Total finite-lived intangible assets	205	88	117	179	80	99
Indefinite-lived intangible assets:
In-process research and development	18	—	18	3	—	3
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	22	—	22	7	—	7
Total intangible assets	$227	$88	$139	$186	$80	$106

Amortizable intangible assets with a gross carrying value of $1 million became fully amortized during the three months ended April 30, 2010 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $9 million and $7 million for the three months ended April 30, 2010 and 2009, respectively.

There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2010 and 2009.

The estimated annual amortization expense related to amortizable intangible assets as of April 30, 2010 is as follows (in millions):

Fiscal Year Ending January 31
2011 (remainder of the fiscal year)	$26
2012	27
2013	22
2014	19
2015	9
2016 and thereafter	14
$117

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects, adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Financial Instruments:

The Company had cash and cash equivalents of $568 million as of April 30, 2010. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of April 30, 2010, outstanding foreign currency forward contracts had an aggregate notional amount of $31 million with an immaterial fair value. Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three months ended April 30, 2010, the Company recognized a net gain from foreign currency forward contracts (included in other income, net) of less than $1 million. The Company did not recognize any gains or losses for foreign currency forward contracts during the three months ended April 30, 2009. The Company does not use derivatives for trading or speculative purposes.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	April 30, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	13
	1,106	1,106
Less: current portion	3	3
Total	$1,103	$1,103

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements). The fair value of notes payable and long-term debt was $1.17 billion and $1.16 billion as of April 30, 2010 and January 31, 2010, respectively.

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of April 30, 2010.

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Net income	$125	$116
Other comprehensive income:
Foreign currency translation adjustments	(3)	8
Deferred taxes	1	(2)
Foreign currency translation adjustments, net of tax	(2)	6
Pension liability adjustment	11	—
Deferred taxes	(3)	—
Pension liability adjustment, net of tax	8	—
Total other comprehensive income, net of tax	6	6
Comprehensive income	$131	$122

The Company sponsors a defined benefit pension plan for eligible employees of its United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In April 2010, employees then performing services on the customer contract transferred to a successor contractor following contract expiration. These employee transfers gave rise to a curtailment gain, resulting in a reduction in the unrecognized actuarial loss (a component of accumulated other comprehensive loss) in the amount of $8 million (pre-tax) during the three months ended April 30, 2010.

The components of accumulated other comprehensive loss were as follows:

	April 30, 2010	January 31, 2010
	(in millions)
Foreign currency translation adjustments, net of taxes of $3 million and $2 million as of April 30, 2010 and January 31, 2010, respectively	$(4)	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of April 30, 2010 and January 31, 2010	(6)	(6)
Unrecognized loss on defined benefit plan, net of taxes of $11 million and $14 million as of April 30, 2010 and January 31, 2010, respectively	(28)	(36)
Total accumulated other comprehensive loss, net of taxes of $18 million and $20 million as of April 30, 2010 and January 31, 2010, respectively	$(38)	$(44)

As of April 30, 2010, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Business Segment Information:

The interim business segment information for the periods noted was as follows:

	Three Months Ended April 30
	2010	2009
	(in millions)
Revenues:
Government segment	$2,580	$2,536
Commercial segment	107	114
Intersegment elimination	(2)	(1)
Total revenues	$2,685	$2,649
Operating income (loss):
Government segment	$209	$204
Commercial segment	1	7
Corporate and Other segment	(3)	(7)
Total operating income	$207	$204

As described in more detail in Note 16 of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, the majority of corporate expenses are reflected in the Government and Commercial segments based on agreed-upon allocations to the business units or as required by U.S. Government Cost Accounting Standards. The Corporate and Other segment reflects corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments.

Note 9—Legal Proceedings:

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

The Company has cooperated with the government’s investigation of this matter since the government initially contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and the results of discovery thus far, the Company believes the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. In March 2010, the district court denied motions by the Company and its co-defendants to dismiss the Justice Department’s complaint. The parties are now conducting discovery, which is currently scheduled to conclude by August 2010. Due to the early stage of this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of April 30, 2010. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this lawsuit, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

A hearing before the arbitrator was held in January 2010 and February 2010 in South Africa at which the third-party expert was questioned regarding his second report and the arbitrator heard testimony on issues relevant to the amount of damages to which Telcordia is entitled. Written closing submissions were filed in March 2010. Final oral arguments were made at a hearing in April 2010 in South Africa. The parties are waiting for the ICC’s notification of the arbitrator’s decision on Telcordia’s damages claims. It is anticipated that an additional proceeding and/or submissions may be necessary on the issue of attorneys’ fees and costs. Given the current schedule, the damages phase of the arbitration is anticipated to be completed in the second half of fiscal 2011.

Pursuant to the definitive stock purchase agreement for the sale of Telcordia, the Company is entitled to receive all of the proceeds, net of the tax liability incurred by Telcordia, from any judgment or settlement. Due to the complex nature of the legal and factual issues involved in the dispute, the damages that Telcordia will ultimately be awarded in the second phase of arbitration, and therefore the amounts the Company will be entitled to receive, net of the tax liability incurred by Telcordia, are not presently determinable. The Company does not have any assets or liabilities recorded related to this contract and the related legal proceedings as of April 30, 2010.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged omissions and deviations. The Customer valued the omissions and deviations at $27 million, and the modified contract established a process for negotiating the final amount of the omissions and deviations. Approximately $1 million of this amount relates to work performed directly by the Company and the balance relates to work performed by the Company’s subcontractors. Upon System acceptance, the Company invoiced the Customer for approximately $18 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice or reduced the advance payment and performance bonds as required by the modified contract, and has refused to initiate the contractually required process to resolve the remaining alleged omissions and deviations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2009, the Company initiated arbitration before the ICC against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration in Greece before a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The arbitration complaint seeks (i) aggregate damages in excess of $93 million for payment of amounts owed and other claims and damages, (ii) release of advance payment and performance bonds totaling $25 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. In April 2010, the Customer filed a supplementary answer asserting set-off claims against amounts sought by the Company and issued a letter purporting to disapprove of its November 2008 acceptance of the System. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended April 30, 2010 and 2009. As of April 30, 2010, the Company has recorded $124 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Examples of these uncertainties include receipt of the remaining payments, the amount of additional cost that may be required to complete the contract, the release of the remaining bonds, changes in the political representatives from the Greek government involved with the project, and subcontractor performance and legal compliance issues. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $17 million of receivables relating to value added taxes (VAT) as of April 30, 2010 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements as discussed above through the issuance of euro-denominated standby letters of credit. The maximum value of the standby letters of credit outstanding under this contract was approximately $230 million, which has been reduced over time as the Customer has accepted portions of the System and services provided by the Company. During the three months ended April 30, 2010, the Customer reduced the advance payment and performance bonding requirements by $1 million, leaving $32 million of standby letters of credit outstanding as of April 30, 2010. In May 2010, the Customer issued a letter purporting to terminate the portion of the contract relating to delivery of the System and to confirm the Company’s ongoing obligations to provide network services and System support and maintenance under the contract. Shortly thereafter, the Customer drew, and the Company funded, $23 million on the Company’s standby letters of credit relating to the delivery of the System, leaving approximately $6 million in standby letters of credit outstanding at the end of May 2010 relating to the support and maintenance of the System. The Company is seeking recovery of this $23 million in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $23 million as of the end of May 2010, of which $18 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract. The Company continues to believe that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation and therefore no additional loss is expected to be recorded as a result of the $23 million draw on the standby letters of credit.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company has appealed to the U.S. Court of Appeals for the District of Columbia Circuit. Pending the outcome of the appeal, the Company has recorded a liability for the full judgment amount of $7 million for this matter as of April 30, 2010.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX, Inc. In return, the Company received certain license rights and the right to receive, subject to certain caps and other limitations, royalties on VirnetX sales and a percentage of the consideration received in certain acquisitions and in patent infringement or enforcement claims against certain third parties, including Microsoft Corporation.

In May 2010, VirnetX and Microsoft entered into a settlement and license agreement to settle all claims asserted by VirnetX against Microsoft in two lawsuits. Under the agreement, Microsoft has agreed to make a one-time payment to VirnetX of $200 million in cash in exchange for dismissing both lawsuits and VirnetX granting to Microsoft a worldwide, irrevocable, nonexclusive, non-sublicensable fully paid up license under VirnetX’s patents. Under the Company’s agreements with VirnetX, the Company is entitled to receive 35% of the proceeds from the settlement of litigation with Microsoft after reduction for out-of-pocket costs, including legal fees and expenses, of VirnetX and the Company incurred in connection with the litigation. The Company is also entitled to reimbursement of approximately $3 million of legal fees and costs it incurred in connection with the VirnetX–Microsoft litigation. The aggregate legal fees and costs incurred by VirnetX and the Company are preliminarily estimated by VirnetX to be in the range of $40 million to $45 million.

The patented technologies that were the subject of the VirnetX–Microsoft litigation were developed by the Company, in part, for a customer that paid to develop these technologies for its use while the Company retained ownership of the patents. As a result of the settlement of the VirnetX–Microsoft litigation, the Company is required to pay this customer a royalty under the original customer contract on amounts that it receives from this settlement. Under the terms of the customer contract, the royalty will not exceed a commercially reasonable royalty fee based on the incremental contribution of the intellectual property developed under the contract to the value of the product as a whole. The Company was unable to reach agreement with the customer on a specific royalty percentage at the time it entered into the customer contract. If the Company is unable to reach agreement on the amount of the royalty owed to the customer from the VirnetX–Microsoft litigation settlement, pursuant to the terms of the customer contract, the amount of the royalty will be determined by arbitration.

Given the uncertainties described above, at this time the Company is not able to reliably estimate the net proceeds that it will receive in connection with the settlement of the VirnetX–Microsoft litigation. As of April 30, 2010, the Company does not have any assets or liabilities recorded in connection with this matter. It is expected that the proceeds received will be recognized as revenues and the royalty owed to the customer will be recognized as cost of revenues.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of April 30, 2010, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. Under the terms of the acquisition agreement, approximately $6 million of the purchase price is held in escrow as security for these claims. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. While the Company believes that the escrowed amounts will be adequate to cover any potential liability for all of the indemnified claims, if the eventual liability exceeds the escrowed amount, the Company has indemnification rights to recover additional amounts from the sellers under the terms of the acquisition agreement. In January 2010, the sellers filed for arbitration under the terms of the acquisition agreement alleging breach of contract and seeking, among other things, release to the sellers of most of the escrowed funds. The Company is defending against the sellers’ claims in the arbitration and is seeking to continue to hold the escrowed funds and maintain its indemnification rights until resolution of the price reductions claims. In addition, the Company has asserted a number of indemnity counterclaims seeking distribution to the Company of a portion of the escrowed funds. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims and for other indemnified claims.

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

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include the Company’s control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process (CAP), in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the return being filed, thereby greatly reducing the period of time between return submission and settlement with the IRS.

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $2 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, litigation and expiration of statue of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of April 30, 2010, the Company had liabilities for uncertain tax positions of $35 million, including $2 million related to discontinued operations.

During the three months ended April 30, 2010, the Company’s uncertain tax positions were reduced by $15 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company had outstanding letters of credit aggregating to $71 million at April 30, 2010, principally related to guarantees on contracts with foreign government customers. The Company also has outstanding surety bonds in the amount of $265 million, principally related to performance and payment bonds. Of the total outstanding letters of credit, $32 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. In May 2010, the Greek government drew $23 million on the Company’s standby letters of credit leaving approximately $6 million in standby letters of credit relating to the Company’s advance payment and performance bonding requirements still outstanding at the end of May 2010.

Other

The U.S. Department of Defense is in the process of restructuring one of the Company’s largest programs, Future Combat Systems, which has been renamed Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the U.S. Department of Defense in July 2009 and January 2010. The Company received an undefinitized change order which requires it to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2011 as “fiscal 2011.”

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

Our business is focused on solving issues of national and global importance in the areas of defense, intelligence, homeland security, logistics and product support, energy, environment and health. We also plan to focus our investments to expand our business in areas such as: intelligence, surveillance and reconnaissance, cyber security, logistics, energy, and health technology. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through better leveraging of key differentiators across our Company and the deployment of resources and investments into higher growth markets;

•

improving our operating income margin through strong contract execution and growth in higher-margin business areas, as well as continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions;

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting; and

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through strategic acquisitions, share repurchases and other uses as conditions warrant.

Key financial highlights and events, including progress against these initiatives, during the three months ended April 30, 2010 include:

•

Revenues for the three months ended April 30, 2010 increased 1% over the same period in the prior year, reflecting an internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) of negative 1%. Internal revenue growth was negatively impacted by fewer new contract starts in our Government segment, resulting from lower bookings in fiscal 2010 and lower demand for materials on a number of programs during the three months ended April 30, 2010.

•	Operating income as a percentage of revenues remained constant at 7.7% for the three months ended April 30, 2010 as compared to the same period in the prior year.

•

Income from continuing operations for the three months ended April 30, 2010 increased $8 million, or 7%, over the same period in the prior year primarily due to a decrease in the provision for income taxes of $8 million (representing a 4.2 percentage point decrease in the effective tax rate).

•

Diluted earnings per share (EPS) from continuing operations for the three months ended April 30, 2010 increased $.03 per share, or 10%, as compared to the same period in the prior year primarily due to an $8 million, or 7%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 19 million, or 5%, primarily due to stock repurchases.

SAIC, INC.

•

Cash and cash equivalents decreased $293 million during the three months ended April 30, 2010 primarily due to cash used to repurchase our stock totaling $291 million and $140 million used to purchase a business partially offset by $138 million generated from operations.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.2 billion for the three months ended April 30, 2010. Total backlog was $16.1 billion at April 30, 2010 as compared to $15.6 billion at January 31, 2010.

Reportable Segments

We have three reportable segments: Government, Commercial and Corporate and Other. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income and Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. For additional information regarding our reportable segments, see “Item 1. Business” in Part I and Note 16 of the notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $3.2 billion during the three months ended April 30, 2010. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under indefinite-delivery/indefinite-quantity (IDIQ), U.S. General Services Administration (GSA) Schedule, or other master agreement contract vehicles.

The estimated value of our total backlog as of the dates noted was as follows:

	April 30, 2010	January 31, 2010
	(in millions)
Government segment:
Funded backlog	$5,073	$4,684
Negotiated unfunded backlog	10,274	10,168
Total Government segment backlog	$15,347	$14,852
Commercial segment:
Funded backlog	$532	$568
Negotiated unfunded backlog	171	155
Total Commercial segment backlog	$703	$723
Total:
Funded backlog	$5,605	$5,252
Negotiated unfunded backlog	10,445	10,323
Total backlog	$16,050	$15,575

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

SAIC, INC.

The DoD is in the process of restructuring one of our largest programs, Future Combat Systems, which has been renamed Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the DoD in July 2009 and January 2010. We received an undefinitized change order which requires us to submit a restructure proposal. We submitted the restructure proposal to our prime contractor in April 2010. We continue to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows us to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of this program is dependent on the outcome of the change order negotiations. Included within the Government segment backlog above is approximately $90 million in funded backlog and $480 million in negotiated unfunded backlog related to this program, which represents our best estimate of our remaining effort under this restructured contract. Of these amounts, we expect to recognize revenues of approximately $200 million during the remainder of fiscal 2011 under the restructured program.

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

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each of the following types of contracts:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. These contracts include cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

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

For additional information regarding the types of contracts used, including advantages and disadvantages see “Item 1. Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Three Months Ended April 30
	2010	2009
Cost-reimbursement	47%	48%
T&M and FP-LOE	31	31
FFP	22	21
Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on contracts and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics and product support business area, as well as through sales of our proprietary products, such as our border, port and mobile security products. While our border, port and mobile security products are more profitable than other M&S revenues, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended April 30
	2010	Percent change	2009
	(dollars in millions)
Labor-related revenues	$1,609	2%	$1,571
As a percentage of revenues	60%		59%
M&S revenues	1,076	—	1,078
As a percentage of revenues	40%		41%

The increase in labor-related revenues for the three months ended April 30, 2010 as compared to the same period in the prior year was primarily due to an increase in labor rates.

SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended April 30
	2010	Percent change	2009
	(dollars in millions)
Revenues	$2,685	1%	$2,649
Cost of revenues	2,352	2	2,295
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	77	(27)	105
Bid and proposal (B&P)	37	6	35
Internal research and development (IR&D)	12	20	10

Operating income	207	1	204
As a percentage of revenues	7.7%		7.7%
Non-operating expense, net	(18)		(15)

Income from continuing operations before income taxes	189	—	189
Provision for income taxes	(64)	(11)	(72)

Income from continuing operations	125	7	117
Loss from discontinued operations, net of tax	—		(1)

Net income	$125	8	$116

We classify indirect costs incurred within or allocated to our Government segment as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective with the beginning of fiscal 2011, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently as either overhead or G&A expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reported G&A expenses in fiscal 2011 as compared to fiscal 2010; however, total operating costs were not affected by this change.

Revenues. Our revenues increased $36 million, or 1% for the three months ended April 30, 2010 as compared to the same period in the prior year. The internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) was negative 1% for the three months ended April 30, 2010 primarily due to a lack of internal revenue growth in our Government segment.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended April 30
	2010	Percent change	2009
	(dollars in millions)
Government segment revenues	$2,580	2%	$2,536
As a percentage of total revenues	96%		96%
Commercial segment revenues	107	(6)	114
As a percentage of total revenues	4%		4%
Intersegment elimination	(2)	(100)	(1)

Total revenues	$2,685	1	$2,649

Government segment revenues increased $44 million, or 2%, including an internal revenue growth rate of negative 1%, for the three months ended April 30, 2010 as compared to the same period in the prior year. Internal revenue growth was negatively impacted by fewer new contract starts, resulting from lower bookings in fiscal 2010 and lower demand for materials on a number of programs during the three months ended April 30, 2010.

Commercial segment revenues decreased $7 million, or 6%, for the three months ended April 30, 2010 as compared to the same period in the prior year due to the expiration of certain customer contracts ($5 million), including an IT outsourcing contract of our United Kingdom subsidiary, and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions.

Operating Income. Total operating income increased $3 million, or 1%, for the three months ended April 30, 2010 as compared to the same period in the prior year. As a percentage of revenues, operating income remained consistent for the three months ended April 30, 2010 as compared to the same period in the prior year.

SAIC, INC.

The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended April 30
	2010	Percent change	2009
	(dollars in millions)
Government segment operating income	$209	2%	$204
As a percentage of related revenues	8.1%		8.0%
Commercial segment operating income	1	(86)	7
As a percentage of related revenues	0.9%		6.1%
Corporate and Other segment operating loss	(3)	(57)	(7)

Total operating income	$207	1	$204

As a percentage of revenues	7.7%		7.7%

Government segment operating income increased $5 million, or 2%, for the three months ended April 30, 2010 as compared to the same period in the prior year, reflecting increased profitability from sales and maintenance of border, port and mobile security products ($11 million) partially offset by the dilutive effects of the recent acquisition of a cyber security company ($6 million).

Commercial segment operating income decreased $6 million, or 86%, for the three months ended April 30, 2010 as compared to the same period in the prior year primarily due to $3 million of severance and related costs in connection with the expiration of an IT outsourcing contract of our United Kingdom subsidiary in fiscal 2011 in addition to the impact of reduced revenues in our consulting services and information technology business area, which we believe was due to general economic conditions.

Corporate and Other segment loss for the three months ended April 30, 2010 and 2009 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment operating loss decreased $4 million, or 57%, for the three months ended April 30, 2010 as compared to the same period in the prior year primarily due to a decline in stock option expense ($2 million) as a result of a decrease in the number of stock options issued in recent years.

Provision for Income Taxes. The provision for income taxes decreased $8 million, or 11%, as compared to the same period of the prior year. As a percentage of income from continuing operations before income taxes, the provision of income taxes was 33.9% for the three months ended April 30, 2010 as compared to 38.1% for the same period in the prior year. The lower effective income tax rate for the three months ended April 30, 2010 as compared to the same period in the prior year was primarily attributable to a $9 million reduction in the provision for income taxes resulting from the resolution of certain tax uncertainties.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we are participating in the IRS Compliance Assurance Process (CAP), in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the return being filed, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Income from Continuing Operations. Income from continuing operations increased $8 million, or 7%, for the three months ended April 30, 2010 as compared to the same period in the prior year primarily due to a decrease in the provision for income taxes of $8 million (representing a 4.2 percentage point decrease in the effective tax rate).

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.03 per share, or 10%, as compared to the same period in the prior year primarily due to an $8 million, or 7%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 19 million, or 5%, primarily due to share repurchases.

Net Income and Diluted EPS. Net income increased $9 million, or 8%, for the three months ended April 30, 2010 as compared to the same period in the prior year. The increase in net income for the three months ended April 30, 2010 as compared to the same period in the prior year reflects an increase in income from continuing operations of $8 million and a decrease in loss from discontinued operations of $1 million. Diluted EPS increased $.04 per share, or 14%, for the three months ended April 30, 2010 as compared to the same period in the prior year due to an increase in net income of $9 million and a decline in the diluted weighted average number of shares outstanding of 19 million, or 5%, primarily due to share repurchases.

SAIC, INC.

Liquidity and Capital Resources

We had $568 million in cash and cash equivalents at April 30, 2010, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities and that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $568 million and $861 million at April 30, 2010 and January 31, 2010, respectively. The following table summarizes cash flow information for the periods noted:

	Three Months Ended April 30
	2010	2009
	(in millions)
Total cash flows provided by operations	$138	$163
Total cash flows used in investing activities	(164)	(1)
Total cash flows used in financing activities	(264)	(205)
Increase (decrease) in cash and cash equivalents from discontinued operations	(1)	4
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	1
Total decrease in cash and cash equivalents	$(293)	$(38)

Cash Provided by Operations. Cash flows from operations decreased $25 million for the three months ended April 30, 2010 as compared to the same period in the prior year. Cash flows from operations was primarily impacted by timing driven decreases in tax payments ($12 million) and customer demand driven changes in inventory balances ($12 million) for the three months ended April 30, 2009 as compared to the three months ended April 30, 2010.

Cash Used in Investing Activities. We used $164 million of cash in support of investing activities during the three months ended April 30, 2010 including $140 million to acquire a business and $25 million to purchase property, plant and equipment including increased spending on information technology modernization projects and construction projects on existing or new leased facilities. We used $1 million of cash in support of investing activities during the three months ended April 30, 2009, including $12 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments.

Cash Used in Financing Activities. We used $264 million of cash in support of financing activities during the three months ended April 30, 2010, including $291 million to repurchase shares of our stock partially offset by $13 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $14 million in excess tax benefits associated with stock-based compensation. We used $205 million of cash in support of financing activities during the three months ended April 30, 2009, including $223 million to repurchase shares of our stock and $15 million for payments on notes payable and long-term debt partially offset by $20 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $13 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through April 30, 2010, we have repurchased an aggregate of 73 million shares. As of April 30, 2010, there were 15 million shares remaining authorized for repurchase under the program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In

SAIC, INC.

February 2010, we were notified by the customer that it had entered into a follow-on contract with a successor contractor. In April 2010, employees then performing services on the customer contract transferred to the successor contractor following contract expiration. During the three months ended April 30, 2010, we recognized charges (pre-tax) of $3 million from severance and additional contractual retirement benefits related to reductions in pension eligible personnel who were not transferred to the successor contractor. Upon the completion of these actions, there will be no active employees participating in the pension plan. We will have continuing defined benefit pension obligations with respect to former employees who performed services on the customer contract that remain covered by the plan.

We expect to recognize charges (pre-tax) of $20 million to $30 million during fiscal 2011 from recognition of losses related to the underfunded pension obligations associated with certain employees whose pension plan assets and obligations are expected to transfer to the successor contractor and from related costs. We expect these remaining charges will be primarily non-cash. The definitive amount of the charges we will incur depends on the number of employees who elect to transfer their pension benefits to the successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the date on which the pension plan assets and obligations actually transfer.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$549	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	13	13
	1,106	1,106
Less current portion	3	3
Total	$1,103	$1,103

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of April 30, 2010.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains financial covenants and customary restrictive covenants. As of April 30, 2010, we were in compliance with all covenants under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments as described in Note 19 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the notes to the condensed consolidated financial statements for the three months ended April 30, 2010 contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an on-going basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information at the time of estimation. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

SAIC, INC.

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, that are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. The following discussion of our revenue recognition policy updates the discussion of such policy in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Accounting Change. Effective February 1, 2010, we changed our method of revenue recognition for cost-plus-fixed-fee, time-and-materials and fixed-price-level-of-effort contracts with the U.S. Government to the methods described below. Contract costs will continue to be expensed as incurred under these contracts.

Cost-plus-fixed-fee contracts—Revenue is recognized on the basis of partial performance as costs are incurred together with an estimate of applicable fees as we become contractually entitled to reimbursement of costs and the applicable fees pursuant to the guidance in ASC 912-605-25 Contractors-Federal Government—Recognition of Fees Under Cost-Plus-Fixed-Fee Contracts.

Time-and-materials contracts—Revenue is recognized using the percentage-of-completion method of accounting utilizing an output measure to measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue in a manner similar to time-and-materials contracts whereby we utilize the percentage-of-completion method of accounting utilizing an output measure. We measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

The revenue recognition change impacts contracts accounting for approximately two-thirds of our revenues. We believe the change is to an alternative accounting principle that is preferable because we believe it better reflects the economic substance and earnings process under these arrangements. This change was facilitated by the implementation of a new information technology system.

Although this change impacts contracts accounting for approximately two-thirds of our revenues, the result of the accounting change was immaterial to our consolidated financial position and results of operations for all periods presented because the resulting measurement of the progress toward completion under the two methods is not significantly different. Accordingly, the cumulative effect of the accounting change was recognized in the consolidated statement of income in the first quarter, rather than retrospectively applied to the prior period consolidated financial statements.

Revenue Recognition. We generate our revenues from various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred plus an estimate of applicable fees earned as we become contractually entitled to reimbursement of costs and the applicable fees.

Time-and-materials contracts—Revenue is recognized on time-and-materials contracts with the U.S. Government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on time-and-materials contracts with non-U.S. Government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Fixed-price-level-of-effort contracts (FPLOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FPLOE contracts with the U.S. Government in a manner similar to time-and-materials contracts whereby we measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. We include an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

SAIC, INC.

Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

Revenues from services and maintenance contracts, notwithstanding the type of contract, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met.

We also use the efforts-expended method of percentage-of-completion using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. Additionally, we utilize the units-of-delivery method under percentage-of-completion on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

We also evaluate contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition.

We provide for anticipated losses on all types of contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Our accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when we have negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where we are not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, we recognize as revenues the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with facility or other vendors’ products.

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

We use internal revenue growth percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. We believe that our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our executives and the broader employee population is based, in part, on achievement of revenue targets linked to internal revenue growth.

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth percentage is one of two components of the total revenue growth percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth

SAIC, INC.

percentage next to or near disclosures of internal revenue growth percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

Internal revenue growth percentages for the three months ended April 30, 2010 were calculated as follows (in millions):

Government segment:
Prior year period’s revenues, as reported	$2,536
Revenues of acquired businesses for the comparable prior year period	71
Prior year period’s revenues, as adjusted	$2,607
Current year period’s revenues, as reported	2,580
Internal revenue growth	$(27)
Internal revenue growth percentage	(1)%
Commercial segment:
Prior year period’s revenues, as reported	$114
Revenues of acquired businesses for the comparable prior year period	—
Prior year period’s revenues, as adjusted	$114
Current year period’s revenues, as reported	107
Internal revenue growth	$(7)
Internal revenue growth percentage	(6)%
Total:
Prior year period’s revenues, as reported	$2,649
Revenues of acquired businesses for the comparable prior year period	71
Prior year period’s revenues, as adjusted	$2,720
Current year period’s revenues, as reported	2,685
Internal revenue growth	$(35)
Internal revenue growth percentage	(1)%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2010, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAIC, INC.

Changes In Internal Control Over Financial Reporting

We began a phased implementation of a new information technology system during the fiscal year ended January 31, 2008 to be used as our accounting system with the implementation completed in multiple phases through the beginning of fiscal year 2011. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. During the three months ended April 30, 2010, the remaining six operating business units completed a migration to the new system. This migration to the new system represented a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted operating business units has been updated.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the notes to condensed consolidated financial statements for the three months ended April 30, 2010 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to our role as a contractor to agencies and departments of the U.S. Government and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through April 30, 2010, we have repurchased an aggregate of 73 million shares. As of April 30, 2010, there were 15 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended April 30, 2010:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2010 – February 28, 2010	2,712,289	$18.60	2,193,112	26,570,101
March 1, 2010 – March 31, 2010	1,251,546	19.31	—	26,570,101
April 1, 2010 – April 30, 2010	11,883,946	17.85	11,215,159	15,354,942

Total	15,847,781	18.09	13,408,271

(1)	Includes shares purchased as follows:

	February	March	April
Under publicly announced plans or programs	2,193,112	—	11,215,159
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	468,258	882,689	142,041
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	50,919	368,857	526,746
Total	2,712,289	1,251,546	11,883,946

(2)

The stock repurchase program under which we could repurchase up to 40 million shares of our common stock was publicly announced in December 2006. In March 2008 and September 2009, our board authorized the repurchase of additional shares, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares.

SAIC, INC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Form of Recoupment Policy and Non-Solicitation Acknowledgement and Agreement.

18.1	Letter dated June 2, 2010 from Deloitte & Touche LLP regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2010

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Form of Recoupment Policy and Non-Solicitation Acknowledgement and Agreement.

18.1	Letter dated June 2, 2010 from Deloitte & Touche LLP regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.