Form 10-Q
period 2010-07-31
SAIC, Inc.
filed 2010-09-03
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of August 13, 2010, the registrant had 371,687,345 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues	$2,794	$2,749	$5,479	$5,398
Costs and expenses:
Cost of revenues	2,388	2,369	4,740	4,664
Selling, general and administrative expenses	133	159	259	309
Operating income	273	221	480	425
Non-operating income (expense):
Interest income	1	—	1	1
Interest expense	(19)	(19)	(37)	(38)
Other income (expense), net	(2)	—	(2)	3
Income from continuing operations before income taxes	253	202	442	391
Provision for income taxes	(95)	(77)	(159)	(149)
Income from continuing operations	158	125	283	242
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	53	(3)	51	(4)
Benefit (provision) for income taxes	(22)	1	(20)	1
Income (loss) from discontinued operations	31	(2)	31	(3)
Net income	$189	$123	$314	$239
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.42	$.32	$.74	$.60
Income (loss) from discontinued operations	.08	(.01)	.08	—
	$.50	$.31	$.82	$.60
Diluted:
Income from continuing operations	$.42	$.31	$.74	$.60
Income (loss) from discontinued operations	.08	—	.08	(.01)
	$.50	$.31	$.82	$.59

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2010	January 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$604	$861
Receivables, net	2,032	2,044
Inventory, prepaid expenses and other current assets	320	288
Total current assets	2,956	3,193
Property, plant and equipment (less accumulated depreciation and amortization of $394 million and $383 million at July 31, 2010 and January 31, 2010, respectively)	382	389
Intangible assets, net	130	106
Goodwill	1,548	1,434
Deferred income taxes	87	103
Other assets	71	70
	$5,174	$5,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,118	$1,191
Accrued payroll and employee benefits	484	512
Income taxes payable	14	—
Notes payable and long-term debt, current portion	3	3
Total current liabilities	1,619	1,706
Notes payable and long-term debt, net of current portion	1,102	1,103
Other long-term liabilities	173	195
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 372 million and 388 million shares issued and outstanding at July 31, 2010 and January 31, 2010, respectively	—	—
Additional paid-in capital	2,077	2,096
Retained earnings	241	239
Accumulated other comprehensive loss	(38)	(44)
Total stockholders’ equity	2,280	2,291
	$5,174	$5,295

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	(in millions)
Balance at January 31, 2010	388	$2,096	$239	$(44)	$2,291
Net income	—	—	314	—	314	$314
Other comprehensive income, net of tax	—	—	—	6	6	6
Issuances of stock	8	56	—	—	56	—
Repurchases of stock	(24)	(139)	(312)	—	(451)	—
Excess tax benefits from stock-based compensation	—	13	—	—	13	—
Stock-based compensation	—	51	—	—	51	—
Balance at July 31, 2010	372	$2,077	$241	$(38)	$2,280	$320

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2010	2009
	(in millions)
Cash flows from operations:
Net income	$314	$239
Loss (income) from discontinued operations	(31)	3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	51	44
Stock-based compensation	51	51
Excess tax benefits from stock-based compensation	(13)	(14)
Impairment losses	—	1
Other items	2	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	16	(70)
Inventory, prepaid expenses and other current assets	(16)	11
Deferred income taxes	(4)	1
Other assets	2	4
Accounts payable and accrued liabilities	(99)	(13)
Accrued payroll and employee benefits	(24)	(8)
Income taxes payable	2	18
Other long-term liabilities	(2)	4
Total cash flows provided by operations	249	272
Cash flows from investing activities:
Expenditures for property, plant and equipment	(35)	(28)
Acquisitions of businesses, net of cash acquired of $1 million in fiscal 2011	(140)	(9)
Net receipts for purchase price adjustments related to prior year acquisitions	—	8
Other	1	10
Total cash flows used in investing activities	(174)	(19)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1)	(16)
Sales of stock and exercises of stock options	22	34
Repurchases of stock	(445)	(276)
Excess tax benefits from stock-based compensation	13	14
Total cash flows used in financing activities	(411)	(244)
Increase (decrease) in cash and cash equivalents from continuing operations	(336)	9
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	—	(1)
Cash provided by investing activities of discontinued operations	81	2
Increase in cash and cash equivalents from discontinued operations	81	1
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	5
Total increase (decrease) in cash and cash equivalents	(257)	15
Cash and cash equivalents at beginning of period	861	936
Cash and cash equivalents at end of period	$604	$951

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

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company), including Science Applications International Corporation. All intercompany transactions and accounts have been eliminated in consolidation. The Company recognized revenues of $1 million on sales to unconsolidated affiliates during the six months ended July 31, 2010. The Company recognized revenues of $6 million and $11 million on sales to unconsolidated affiliates during the three and six months ended July 31, 2009, respectively.

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

In the opinion of management, the financial information as of July 31, 2010 and for the three and six months ended July 31, 2010 and 2009 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2011 is referred to as “fiscal 2011” in these notes to condensed consolidated financial statements.

Discontinued Operations

The Company’s results of discontinued operations for the three and six months ended July 31, 2010 reflect an after-tax net gain of $31 million related to the settlement of an arbitration proceeding brought against Telkom South Africa by the Company’s former subsidiary, Telcordia Technologies, Inc. (Note 9).

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

Cost-plus-fixed-fee contracts—Revenue is recognized on the basis of partial performance as costs are incurred plus an estimate of applicable fees as the Company becomes contractually entitled to reimbursement of costs and the applicable fees pursuant to the guidance in Accounting Standards Codification (ASC) 912-605-25 Contractors-Federal Government—Recognition of Fees Under Cost-Plus-Fixed-Fee Contracts.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fixed-price-level-of-effort contracts—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue in a manner similar to time-and-materials contracts whereby the Company uses the percentage-of-completion method of accounting utilizing an output measure. The Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

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

Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts whereby the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.

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

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods noted was as follows:

	Six Months Ended July 31
	2010	2009
	(in millions)
Stock exchanged upon exercise of stock options	$30	$68
Stock issued for settlement of accrued employee benefits	$4	$3
Decrease in accrued stock repurchases	$(24)	$—
Fair value of assets acquired in acquisitions	$167	$9
Less: cash paid in acquisitions, net of cash acquired of $1 million in fiscal 2011	(140)	(9)
Liabilities assumed in acquisitions	$27	$—
Cash paid for interest	$35	$35
Cash paid for income taxes	$157	$108

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning February 1, 2011 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it is adopted.

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

Other new accounting standards and updates issued but not effective until after July 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Income from continuing operations, as reported	$158	$125	$283	$242
Less: allocation of undistributed earnings to unvested stock awards	(5)	(4)	(10)	(8)
Income from continuing operations, for computing EPS	$153	$121	$273	$234
Net income, as reported	$189	$123	$314	$239
Less: allocation of undistributed earnings to unvested stock awards	(7)	(4)	(11)	(8)
Net income, for computing EPS	$182	$119	$303	$231

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Basic weighted average number of shares outstanding	363	384	369	388
Dilutive common share equivalents—stock options	2	4	2	4
Diluted weighted average number of shares outstanding	365	388	371	392

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
Basic:
Income from continuing operations	$.42	$.32	$.74	$.60
Income (loss) from discontinued operations	.08	(.01)	.08	—
	$.50	$.31	$.82	$.60
Diluted:
Income from continuing operations	$.42	$.31	$.74	$.60
Income (loss) from discontinued operations	.08	—	.08	(.01)
	$.50	$.31	$.82	$.59

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Antidilutive stock options excluded	20	11	20	11
Performance-based stock awards excluded	1	1	1	1
Weighted average number of unvested stock awards outstanding excluded	13	13	13	13

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Stock options	$5	$8	$11	$16
Vesting stock awards	20	17	37	34
Performance-based stock awards	2	1	3	1
Total stock-based compensation expense	$27	$26	$51	$51

Stock Options. Stock options granted during the six months ended July 31, 2010 and 2009 have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. The fair value of stock options granted during the periods noted was determined using the following weighted average assumptions:

	Six Months Ended July 31
	2010	2009
Expected term (in years)	3.8	3.9
Expected volatility	25.1%	30.6%
Risk-free interest rate	2.1%	1.5%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2010 and 2009 using the Black-Scholes option-pricing model was $3.96 and $4.78, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the six months ended July 31, 2010 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2010	31.6	$16.26	2.0	$66
Options granted	5.3	17.44
Options forfeited or expired	(1.3)	15.64
Options exercised	(6.1)	13.83		32
Outstanding at July 31, 2010	29.5	17.00	2.4	19
Exercisable at July 31, 2010	15.3	16.05	1.3	18

Vesting Stock Awards. Vesting stock award activity for the six months ended July 31, 2010 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2010	12.1	$18.60
Awards granted	4.4	17.42
Awards forfeited	(0.6)	18.20
Awards vested	(2.9)	19.30
Unvested at July 31, 2010	13.0	18.07

The fair value of vesting stock awards that vested during the six months ended July 31, 2010 and 2009 was $53 million and $42 million, respectively.

Performance-Based Stock Awards. Performance-based stock award activity for the six months ended July 31, 2010 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2010	0.6	$18.35
Awards granted	0.5	17.42
Awards forfeited	(0.1)	18.11
Outstanding at July 31, 2010	1.0	17.88

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards. As of July 31, 2010, there have been no vesting events for performance-based stock awards.

Note 4—Acquisitions:

Cloudshield Technologies, Inc. On February 5, 2010, the Company acquired all of the outstanding equity interests of Cloudshield Technologies, Inc., a provider of cyber security and management solutions services, for a preliminary purchase price of $141 million paid in cash, subject to contractual adjustments. This acquisition enhances the Company’s cyber security offerings and positions the Company to bring to market deep packet inspection solutions for high speed networks, enabling it to better meet emerging customer requirements. The preliminary purchase price allocation resulted in goodwill of $114 million (none of which is tax deductible) and identifiable intangible assets of $41 million. Identifiable intangible assets consisted of finite-lived intangible assets of $24 million (amortizable over a weighted average life of four years) and in-process research and development intangible assets of $17 million that will become amortizable upon completion of the related technology. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reveal Imaging Technologies, Inc. Subsequent to July 31, 2010, the Company acquired all of the outstanding equity interests of Reveal Imaging Technologies, Inc., a provider of threat detection products and services, for a preliminary purchase price of $230 million, subject to contractual adjustments. This acquisition enhances the Company’s existing homeland security solutions portfolio by adding U.S. Transportation Security Administration approved explosive detection systems for baggage screening to its passenger and cargo inspection systems product offerings.

These acquisitions, which individually and in the aggregate were not material business combinations, were both in the Government segment.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2010	$1,403	$31	$1,434
Acquisition	114	—	114
Foreign currency translation	—	(1)	(1)
Adjustments	1	—	1
Goodwill at July 31, 2010	$1,518	$30	$1,548

Goodwill adjustments in fiscal 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	July 31, 2010			January 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$121	$57	$64	$119	$48	$71
Software and technology	77	36	41	58	31	27
Other	2	1	1	2	1	1
Total finite-lived intangible assets	200	94	106	179	80	99
Indefinite-lived intangible assets:
In-process research and development	20	—	20	3	—	3
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	24	—	24	7	—	7
Total intangible assets	$224	$94	$130	$186	$80	$106

Amortizable intangible assets with a gross carrying value of $3 million became fully amortized during the six months ended July 31, 2010 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $8 million and $17 million for the three and six months ended July 31, 2010, respectively, and $6 million and $13 million for the three and six months ended July 31, 2009, respectively.

There were no goodwill or intangible asset impairment losses during the three and six months ended July 31, 2010 and 2009.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated annual amortization expense related to amortizable intangible assets as of July 31, 2010 was as follows (in millions):

Fiscal Year Ending January 31
2011 (remainder of the fiscal year)	$16
2012	26
2013	22
2014	18
2015	9
2016 and thereafter	15
$106

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects, adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Financial Instruments:

The Company had cash and cash equivalents of $604 million as of July 31, 2010. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of July 31, 2010, outstanding foreign currency forward contracts had an aggregate notional amount of $19 million with an immaterial fair value. Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three and six months ended July 31, 2010 and 2009, the Company recognized a net gain from foreign currency forward contracts (included in other income, net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

The Company’s notes payable and long-term debt consisted of the following:

	July 31, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$550	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	11	13
	1,105	1,106
Less: current portion	3	3
Total	$1,102	$1,103

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements). The fair value of notes payable and long-term debt was $1.18 billion and $1.16 billion as of July 31, 2010 and January 31, 2010, respectively.

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of July 31, 2010.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Net income	$189	$123	$314	$239
Other comprehensive income:
Foreign currency translation adjustments	—	7	(3)	15
Deferred taxes	—	(3)	1	(5)
Foreign currency translation adjustments, net of tax	—	4	(2)	10
Reclassification of realized loss on settled derivative instruments to net income	1	—	1	—
Deferred taxes	—	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	1	—	1	—
Pension liability adjustment	(1)	(5)	10	(5)
Deferred taxes	—	2	(3)	2
Pension liability adjustment, net of tax	(1)	(3)	7	(3)
Total other comprehensive income, net of tax	—	1	6	7
Comprehensive income	$189	$124	$320	$246

The Company sponsors a defined benefit pension plan for eligible employees of its United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In April 2010, employees then performing services on the customer contract transferred to a successor contractor following contract expiration. These employee transfers gave rise to a curtailment gain, resulting in a reduction in the unrecognized actuarial loss (a component of accumulated other comprehensive loss) in the amount of $8 million (pre-tax) during the six months ended July 31, 2010.

The components of accumulated other comprehensive loss were as follows:

	July 31, 2010	January 31, 2010
	(in millions)
Foreign currency translation adjustments, net of taxes of $3 million and $2 million as of July 31, 2010 and January 31, 2010, respectively	$(4)	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of July 31, 2010 and January 31, 2010	(5)	(6)
Unrealized loss on defined benefit plan, net of taxes of $11 million and $14 million as of July 31, 2010 and January 31, 2010, respectively	(29)	(36)
Total accumulated other comprehensive loss, net of taxes of $18 million and $20 million as of July 31, 2010 and January 31, 2010, respectively	$(38)	$(44)

As of July 31, 2010, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Business Segment Information:

The interim business segment information for the periods noted was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(in millions)
Revenues:
Government segment	$2,704	$2,634	$5,284	$5,170
Commercial segment	91	117	198	231
Intersegment elimination	(1)	(2)	(3)	(3)
Total revenues	$2,794	$2,749	$5,479	$5,398
Operating income (loss):
Government segment	$274	$217	$483	$421
Commercial segment	2	12	3	19
Corporate and Other segment	(3)	(8)	(6)	(15)
Total operating income	$273	$221	$480	$425

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

The Company has cooperated with the government’s investigation of this matter since the government initially contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and the results of discovery thus far, the Company believes the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. The parties are conducting discovery, which is currently scheduled to conclude by October 2010. Due to the early stage of this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of July 31, 2010. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this lawsuit, including the results of discovery, the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Telkom South Africa

The Company’s former Telcordia subsidiary instituted arbitration proceedings before the International Chamber of Commerce (ICC) against a customer, Telkom South Africa, in March 2001 as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, the Company is entitled to receive the net proceeds from any settlement after deduction for the tax liability incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus certain value added taxes (VAT). During the three and six months ended July 31, 2010, the Company recognized an after-tax net gain of $31 million in discontinued operations, which is net of estimated amounts owed to Telcordia and certain other expenses related to this settlement.

Greek Government Contract

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

The Customer took delivery of the System for use and operation during the Olympics which began in August 2004. The Customer performed acceptance testing on each of the subsystems comprising the System and alleged certain omissions and deviations in its test reports. The Company and the Customer executed contract modifications in March and September 2007 which established and clarified specific requirements, contract terms, and a payment schedule under which the System would be completed as well as a scheduled reduction of the advance payment and performance bonds maintained by the Company in favor of the Customer.

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. The Customer valued the omissions and deviations at $27 million, and the modified contract established a process for negotiating the final amount of the omissions and deviations. Approximately $1 million of this amount relates to work performed directly by the Company and the balance relates to work performed by the Company’s subcontractors. Upon System acceptance, the Company invoiced the Customer for approximately $18 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice or reduced the advance payment and performance bonds as required by the modified contract, and has refused to initiate the contractually required process to resolve the remaining alleged omissions and deviations.

In June 2009, the Company initiated arbitration before the ICC against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration in Greece before a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The Company seeks (i) aggregate damages in excess of $92 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $25 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. In April 2010, the Customer filed a supplementary answer asserting set-off claims against amounts sought by the Company and issued a letter purporting to disapprove of its November 2008 acceptance of the System. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and six months ended July 31, 2010 and 2009. As of July 31, 2010, the Company has recorded $124 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Examples of these uncertainties include receipt of the remaining payments, the amount of additional cost that may be required to complete the contract, the release of the remaining bonds, changes in the political representatives from the Greek government involved with the project, and subcontractor performance and legal compliance issues. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has $15 million of receivables relating to VAT as of July 31, 2010 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements as discussed above through the issuance of euro-denominated standby letters of credit. The maximum value of the standby letters of credit outstanding under this contract was approximately $250 million, which has been reduced over time as the Customer has accepted portions of the System and services provided by the Company. In May 2010, the Customer issued a letter purporting to terminate the portion of the contract relating to delivery of the System and to confirm the Company’s ongoing obligations to provide network services and System support and maintenance under the contract. Shortly thereafter, the Customer drew, and the Company funded, $25 million on the Company’s standby letters of credit relating to the delivery of the System. As of July 31, 2010, there were $7 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $25 million as of July 31, 2010, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract. The Company continues to believe that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation and therefore no additional loss is expected to be recorded as a result of the draw on the standby letters of credit.

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

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company has appealed to the U.S. Court of Appeals for the District of Columbia Circuit. Pending the outcome of the appeal, the Company has recorded a liability for the full judgment amount of $7 million for this matter as of July 31, 2010.

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

In May 2010, VirnetX and Microsoft entered into a settlement and license agreement to settle all claims asserted by VirnetX against Microsoft in two lawsuits. Under the agreement, Microsoft made a one-time payment to VirnetX of $200 million in cash in exchange for dismissal of both lawsuits and VirnetX granting to Microsoft a worldwide, irrevocable, nonexclusive, non-sublicensable fully paid up license under VirnetX’s patents. Under the Company’s agreement with VirnetX, the Company was entitled to receive 35% of the proceeds from the settlement of litigation with Microsoft after reduction for out-of-pocket costs, including legal fees and expenses, of VirnetX and the Company incurred in connection with the litigation. The Company received a royalty payment of $56 million in connection with this agreement, which was recognized as revenue, and reimbursement of approximately $3 million of legal fees and costs it incurred in connection with the litigation. The Company also paid $2 million as a royalty to the customer for which it developed some of the patented technologies to satisfy the Company’s obligation under the initial customer contract.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of July 31, 2010, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. In January 2010, the sellers filed for arbitration in accordance with the terms of the acquisition agreement to resolve the Company’s indemnification claims and seek release of approximately $6 million of the purchase price that was being held in escrow as security for these claims. In July 2010, the Company and the sellers signed a term sheet to settle all outstanding indemnification claims, except for the price reductions claims. The Company expects to enter into a formal settlement agreement with the sellers consistent with the term sheet. The Company continues to have its indemnification rights relating to the price reductions claims in accordance with the acquisition agreement and the parties expect to maintain a reduced escrow fund as security for these claims following completion of the formal settlement agreement. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company has recorded a liability of $24 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

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

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $2 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of July 31, 2010, the Company had liabilities for uncertain tax positions of $29 million, including $2 million related to discontinued operations.

During the six months ended July 31, 2010, the Company’s uncertain tax positions were reduced by $20 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Letters of Credit and Surety Bonds

The Company had outstanding letters of credit aggregating to $45 million at July 31, 2010, principally related to guarantees on contracts with foreign government customers. The Company also has outstanding surety bonds in the amount of $283 million, principally related to performance and payment bonds. Of the total outstanding letters of credit, $7 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government.

Other

The U.S. Department of Defense is in the process of restructuring one of the Company’s largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the U.S. Department of Defense in July 2009 and January 2010. The Company received an undefinitized change order which required the Company to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee on an interim basis. As of July 31, 2010, the Company has recognized revenues of approximately $220 million under the undefinitized change order. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

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

Key financial highlights and events, including progress against these initiatives, during the three months ended July 31, 2010 include:

•

Revenues for the three months ended July 31, 2010 increased 2% over the same period in the prior year. Internal revenue growth (as defined in “Non-GAAP Financial Measures”) contracted 1%. Internal revenue growth was negatively impacted by one less business day in the current year as compared to the same period in the prior year (representing a 2% decline in revenues), fewer new contract starts resulting from lower bookings in recent periods, lower demand for materials on a number of programs and the expiration of a customer contract in our Commercial segment. This was partially offset by a $56 million royalty payment received during the three months ended July 31, 2010.

•

Operating income as a percentage of revenues increased by 1.8%, or 23%, from 8.0% for the three months ended July 31, 2009 to 9.8% for the three months ended July 31, 2010 primarily due to a $56 million royalty payment received during the three months ended July 31, 2010.

•

Income from continuing operations for the three months ended July 31, 2010 increased $33 million, or 26%, over the same period in the prior year primarily due to the royalty receipt offset by the resulting increase in the provision for income taxes of $18 million.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended July 31, 2010 increased $.11 per share, or 35%, as compared to the same period in the prior year primarily due to the increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 23 million, or 6%, primarily due to stock repurchases.

SAIC, INC.

•

Cash and cash equivalents increased $36 million during the three months ended July 31, 2010 primarily due to $111 million generated from operations, including a $56 million royalty payment received, and $82 million in discontinued operations received from settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary, Telcordia Technologies, Inc., partially offset by cash used to repurchase our stock totaling $154 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.7 billion for the three months ended July 31, 2010. Total backlog was $16.0 billion at July 31, 2010 as compared to $16.1 billion at April 30, 2010.

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

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $2.7 billion and $5.9 billion during the three and six months ended July 31, 2010, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

The estimated value of our total backlog as of the dates noted was as follows:

	July 31, 2010	January 31, 2010
	(in millions)
Government segment:
Funded backlog	$5,254	$4,684
Negotiated unfunded backlog	10,042	10,168
Total Government segment backlog	$15,296	$14,852
Commercial segment:
Funded backlog	$530	$568
Negotiated unfunded backlog	166	155
Total Commercial segment backlog	$696	$723
Total:
Funded backlog	$5,784	$5,252
Negotiated unfunded backlog	10,208	10,323
Total backlog	$15,992	$15,575

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations.

SAIC, INC.

The DoD is in the process of restructuring one of our largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the DoD in July 2009 and January 2010. We received an undefinitized change order which required us to submit a restructure proposal. We submitted the restructure proposal to our prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. We continue to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows us to receive a lesser amount of the projected fee on an interim basis. The future volume and profitability of this program is dependent on the outcome of the change order negotiations. Included within the Government segment backlog above is approximately $50 million in funded backlog and $445 million in negotiated unfunded backlog related to this program, which represents our best estimate of our remaining effort under this restructured contract. Of these amounts, we expect to recognize revenues of approximately $120 million during the remainder of fiscal 2011.

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

For additional information regarding the types of contracts used, including advantages and disadvantages of each type of contract, see “Item 1. Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Six Months Ended July 31
	2010	2009
Cost-reimbursement	47%	48%
T&M and FP-LOE	30	31
FFP	23	21
Total	100%	100%

Revenues from FFP contracts increased by 2% primarily due to a $56 million royalty payment received during the three months ended July 31, 2010.

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

	Three Months Ended July 31			Six Months Ended July 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Labor-related revenues	$1,570	—%	$1,577	$3,179	1%	$3,148
As a percentage of revenues	56%		57%	58%		58%
M&S revenues	1,224	4	1,172	2,300	2	2,250
As a percentage of revenues	44%		43%	42%		42%

SAIC, INC.

M&S revenues increased primarily due to a $56 million royalty payment received during the three months ended July 31, 2010. The labor-related revenues were relatively consistent for the three and six months ended July 31, 2010 as compared to the same periods in the prior year.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Revenues	$2,794	2%	$2,749	$5,479	2%	$5,398
Cost of revenues	2,388	1	2,369	4,740	2	4,664
Selling, general and administrative expenses:
General and administrative (G&A)	76	(25)	101	153	(26)	206
Bid and proposal (B&P)	44	2	43	81	4	78
Internal research and development (IR&D)	13	(13)	15	25	—	25

Operating income	273	24	221	480	13	425
As a percentage of revenues	9.8%		8.0%	8.8%		7.9%
Non-operating expense, net	(20)		(19)	(38)		(34)

Income from continuing operations before income taxes	253	25	202	442	13	391
Provision for income taxes	(95)	23	(77)	(159)	7	(149)

Income from continuing operations	158	26	125	283	17	242
Income (loss) from discontinued operations, net of tax	31		(2)	31		(3)

Net income	$189	54	$123	$314	31	$239

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

Revenues. Our revenues increased $45 million, or 2%, and $81 million, or 2%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year. Internal revenue growth (as defined in “Non-GAAP Financial Measures”) contracted by 1% for the three and six months ended July 31, 2010 due to a decline in internal revenue growth in both the Government and Commercial segments for the reasons discussed below. This decline was partially offset by a $56 million royalty payment received during the three and six months ended July 31, 2010 in the Government segment. The internal revenue growth rate for the three months ended July 31, 2010 was also negatively impacted by one less business day in the current year as compared to the same period in the prior year (representing a 2% decline in revenues).

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Government segment revenues	$2,704	3%	$2,634	$5,284	2%	$5,170
As a percentage of total revenues	97%		96%	96%		96%
Commercial segment revenues	91	(22)	117	198	(14)	231
As a percentage of total revenues	3%		4%	4%		4%
Intersegment elimination	(1)	(50)	(2)	(3)	—	(3)

Total revenues	$2,794	2	$2,749	$5,479	2	$5,398

Government segment revenues increased $70 million, or 3%, and $114 million, or 2%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to revenues from recent acquisitions and a royalty payment received. Internal revenue growth was flat for the three and six months ended July 31, 2010. We had growth in a number of areas, most significantly in our mine resistant ambush

SAIC, INC.

protected vehicles programs ($43 million and $85 million for the three and six months ended July 31, 2010, respectively), systems engineering solutions for the U.S. Navy ($28 million and $40 million for the three and six months ended July 31, 2010, respectively), and intelligence, surveillance, and reconnaissance systems solutions for a variety of national security customers ($52 million and $67 million for the three and six months ended July 31, 2010, respectively). In addition, we recognized a $56 million royalty payment received in connection with patents previously transferred to a third party. For a discussion of this matter, see Note 10 of the notes to the condensed consolidated financial statements for the three and six months ended July 31, 2010 contained in this Quarterly Report on Form 10-Q. These growth areas were offset by programs that declined year-over-year. The most significant reductions arose from fewer materials requested under a supply chain prime vendor contract ($31 million and $60 million for the three and six months ended July 31, 2010, respectively), a reduction in scope under the Army Brigade Combat Team Modernization program ($20 million for both the three and six months ended July 31, 2010) and a decline in revenues under an IT services contract with NASA ($21 million and $34 million for the three and six months ended July 31, 2010, respectively). Revenue growth continues to be impacted by on-going delays in procurement decisions and new program starts across the intelligence and defense sectors. In addition, the internal revenue growth for the three months ended July 31, 2010 was negatively impacted by one less business day in the current year as compared to the same period in the prior year (representing a 2% decline in revenues).

Commercial segment revenues decreased $26 million, or 22%, and $33 million, or 14%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to the expiration of an IT outsourcing contract in the United Kingdom in the first quarter of fiscal 2011 (representing a $12 million and $15 million decline in revenues for the three and six months ended July 31, 2010, respectively) and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions.

Operating Income. Total operating income increased $52 million, or 24%, and $55 million, or 13%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to a $56 million royalty payment received during the three months ended July 31, 2010.

The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended July 31			Six Months Ended July 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Government segment operating income	$274	26%	$217	$483	15%	$421
As a percentage of related revenues	10.1%		8.2%	9.1%		8.1%
Commercial segment operating income	2	(83)	12	3	(84)	19
As a percentage of related revenues	2.2%		10.3%	1.5%		8.2%
Corporate and Other segment operating loss	(3)	(63)	(8)	(6)	(60)	(15)

Total operating income	$273	24	$221	$480	13	$425

As a percentage of revenues	9.8%		8.0%	8.8%		7.9%

Government segment operating income increased $57 million, or 26%, and $62 million, or 15%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to a $56 million royalty payment received during the three months ended July 31, 2010. The Government segment operating income was also favorably impacted by strong program performance partially offset by the dilutive effects of the recent acquisition of a cyber security company ($5 million and $11 million for the three and six months ended July 31, 2010, respectively).

Commercial segment operating income decreased $10 million, or 83%, and $16 million, or 84%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to declines resulting from the expiration of an IT outsourcing contract in the United Kingdom in the first quarter of fiscal 2011 ($4 million and $8 million for the three and six months ended July 31, 2010, respectively) and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions. In addition, we incurred severance costs of $1 million and $2 million during the three and six months ended July 31, 2010, respectively, for actions taken to reduce infrastructure costs.

Corporate and Other segment loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment operating loss decreased $5 million, or 63%, and $9 million, or 60%, for the three and six months ended July 31, 2010, respectively, as compared to the same period in the prior year. The decrease in the loss is primarily due to a decline in stock option expense ($1 million and

SAIC, INC.

$3 million for the three and six months ended July 31, 2010, respectively) as a result of a decrease in the number of stock options issued in recent years. In addition, during the three months ended July 31, 2010 we received $3 million for reimbursement of legal-related costs in connection with the resolution of a patent infringement matter. For a discussion of this matter, see Note 10 of the notes to the condensed consolidated financial statements for the three and six months ended July 31, 2010 contained in this Quarterly Report on Form 10-Q.

Provision for Income Taxes. The provision for income taxes increased $18 million, or 23%, and $10 million, or 7%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods of the prior year. As a percentage of income from continuing operations before income taxes, the provision of income taxes was 37.5% and 36.0% for the three and six months ended July 31, 2010, respectively, as compared to 38.1% for the same periods in the prior year. The lower effective income tax rate for the three and six months ended July 31, 2010 as compared to the same period in the prior year was primarily attributable to a $11 million reduction in the provision for income taxes resulting from the resolution of certain tax uncertainties.

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

Income from Continuing Operations. Income from continuing operations increased $33 million, or 26%, and $41 million, or 17%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year primarily due to a royalty payment received as discussed above. This increase was partially offset by an increase in the provision for income taxes of $18 million and $10 million for the three and six months ended July 31, 2010, respectively.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.11 per share, or 35%, and $.14 per share, or 23%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year. These increases were primarily due to the increases in income from continuing operations over the same respective periods for the reasons discussed above and a decline in the diluted weighted average number of shares outstanding of 23 million, or 6%, and 21 million, or 5%, for the three and six months ended July 31, 2010, respectively, primarily due to share repurchases.

Discontinued Operations. Discontinued operations for the three and six months ended July 31, 2010 reflect an after-tax net gain of $31 million related to the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary Telcordia Technologies, Inc.

Net Income and Diluted EPS. Net income increased $66 million, or 54%, and $75 million, or 31%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year. The increase in net income for the three months ended July 31, 2010 as compared to the same period in the prior year reflects an increase in income from continuing operations of $33 million and an increase in income from discontinued operations of $33 million. Diluted EPS increased $.19 per share, or 61%, and $.23 per share, or 39%, for the three and six months ended July 31, 2010, respectively, as compared to the same periods in the prior year due to increases in net income and declines in the diluted weighted average number of shares outstanding discussed above.

Liquidity and Capital Resources

We had $604 million in cash and cash equivalents at July 31, 2010, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations and U.S. Government guaranteed securities and that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

SAIC, INC.

Historical Trends

Cash and cash equivalents were $604 million and $861 million at July 31, 2010 and January 31, 2010, respectively. The following table summarizes cash flow information for the periods noted:

	Six Months Ended July 31
	2010	2009
	(in millions)
Total cash flows provided by operations	$249	$272
Total cash flows used in investing activities	(174)	(19)
Total cash flows used in financing activities	(411)	(244)
Increase in cash and cash equivalents from discontinued operations	81	1
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	5
Total increase (decrease) in cash and cash equivalents	$(257)	$15

Cash Provided by Operations. Cash flows from operations decreased $23 million for the six months ended July 31, 2010 as compared to the same period in the prior year. Cash flows from operations for the six months ended July 31, 2010 as compared to the same period in the prior year were adversely impacted by timing driven increases in tax payments ($49 million) and the funding of performance bonds on our contract with the Greek Government ($23 million) offset by an increase in income from continuing operations, including the receipt of a $56 million royalty payment.

Cash Used in Investing Activities. We used $174 million of cash in support of investing activities during the six months ended July 31, 2010 including $140 million to acquire a business and $35 million to purchase property, plant and equipment including increased spending on information technology modernization projects and construction projects on existing or new leased facilities. We used $19 million of cash in support of investing activities during the six months ended July 31, 2009, including $9 million to acquire a business and $28 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments and an $8 million receipt for purchase price adjustments related to a fiscal 2009 acquisition.

Cash Used in Financing Activities. We used $411 million of cash in support of financing activities during the six months ended July 31, 2010, including $445 million to repurchase shares of our stock partially offset by $22 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $13 million in excess tax benefits associated with stock-based compensation. We used $244 million of cash in support of financing activities during the six months ended July 31, 2009, including $276 million to repurchase shares of our stock and $16 million for payments on notes payable and debt partially offset by $34 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $14 million in excess tax benefits associated with stock-based compensation.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations for the six months ended July 31, 2010 include proceeds of $82 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary Telcordia Technologies, Inc. The payments of related obligations to tax authorities and to our former subsidiary are expected to be made in upcoming quarters.

Stock Repurchase Program

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through July 31, 2010, we have repurchased an aggregate of 82 million shares. As of July 31, 2010, there were 7 million shares remaining authorized for repurchase under the program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In February 2010, we were notified by the customer that it had entered into a follow-on contract with a successor contractor. In April 2010, employees then performing services on the customer contract transferred to the successor contractor following contract expiration. During the six months ended July 31, 2010, we recognized charges (pre-tax) of $3 million from

SAIC, INC.

severance and additional contractual retirement benefits related to reductions in pension eligible personnel who were not transferred to the successor contractor. Upon the completion of these actions, we expect that there will be no active employees participating in the pension plan. We will have continuing defined benefit pension obligations with respect to former employees who performed services on the customer contract that remain covered by the plan.

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

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$550	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	11	13
	1,105	1,106
Less: current portion	3	3
Total	$1,102	$1,103

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of July 31, 2010.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains financial covenants and customary restrictive covenants. As of July 31, 2010, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the notes to the condensed consolidated financial statements for the three and six months ended July 31, 2010 contained in this Quarterly Report on Form 10-Q.

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

Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts whereby we measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

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

In certain situations, primarily where we are not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, we recognize as revenues the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with the facility or other vendors’ products.

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

SAIC, INC.

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

Internal revenue growth percentages for the three and six months ended July 31, 2010 were calculated as follows:

	Three Months Ended July 31, 2010	Six Months Ended July 31, 2010
	(dollars in millions)
Government segment:
Prior year period’s revenues, as reported	$2,634	$5,170
Revenues of acquired businesses for the comparable prior year period	61	132
Prior year period’s revenues, as adjusted	$2,695	$5,302
Current year period’s revenues, as reported	2,704	5,284
Internal revenue growth	$9	$(18)
Internal revenue growth percentage	—%	—%
Commercial segment:
Prior year period’s revenues, as reported	$117	$231
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$117	$231
Current year period’s revenues, as reported	91	198
Internal revenue growth	$(26)	$(33)
Internal revenue growth percentage	(22)%	(14)%
Total:
Prior year period’s revenues, as reported	$2,749	$5,398
Revenues of acquired businesses for the comparable prior year period	61	132
Prior year period’s revenues, as adjusted	$2,810	$5,530
Current year period’s revenues, as reported	2,794	5,479
Internal revenue growth	$(16)	$(51)
Internal revenue growth percentage	(1)%	(1)%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended July 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

SAIC, INC.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2010, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the notes to condensed consolidated financial statements for the three and six months ended July 31, 2010 contained within this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

Our board of directors has authorized a stock repurchase program under which we may repurchase shares of our common stock as part of our overall strategy for capital allocation. Stock repurchases under this program may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. From inception of the stock repurchase program in December 2006 through July 31, 2010, we have repurchased an aggregate of 82 million shares. As of July 31, 2010, there were 7 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended July 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2010 – May 31, 2010	67,260	$17.47	—	15,354,942
June 1, 2010 – June 30, 2010	8,606,402	17.56	8,552,413	6,802,529
July 1, 2010 – July 31, 2010	31,866	16.80	26	6,802,503
Total	8,705,528	17.56	8,552,439

(1)	Includes shares purchased as follows:

	May	June	July
Under publicly announced plans or programs	—	8,552,413	26
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	55,699	35,313	27,090
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	11,561	18,676	4,750
Total	67,260	8,606,402	31,866

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

SAIC, INC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	2006 Employee Stock Purchase Plan, as amended and restated June 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2010

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	2006 Employee Stock Purchase Plan, as amended and restated June 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.