Form 10-Q
period 2010-10-31
SAIC, Inc.
filed 2010-12-09
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

As of November 26, 2010 the registrant had 371,816,623 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues	$2,869	$2,765	$8,348	$8,163
Costs and expenses:
Cost of revenues	2,481	2,378	7,221	7,042
Selling, general and administrative expenses	130	154	389	463
Operating income	258	233	738	658
Non-operating income (expense):
Interest income	—	1	1	2
Interest expense	(19)	(19)	(56)	(57)
Other income, net	7	2	5	5
Income from continuing operations before income taxes	246	217	688	608
Provision for income taxes	(92)	(82)	(251)	(231)
Income from continuing operations	154	135	437	377
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	26	(1)	77	(5)
Benefit (provision) for income taxes	(8)	1	(28)	2
Income (loss) from discontinued operations	18	—	49	(3)
Net income	$172	$135	$486	$374
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.42	$.34	$1.16	$.94
Income from discontinued operations	.04	—	.13	—
	$.46	$.34	$1.29	$.94
Diluted:
Income from continuing operations	$.41	$.34	$1.15	$.93
Income from discontinued operations	.05	—	.13	—
	$.46	$.34	$1.28	$.93

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 31, 2010	January 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$644	$861
Receivables, net	2,203	2,044
Inventory, prepaid expenses and other current assets	324	288
Total current assets	3,171	3,193
Property, plant and equipment (less accumulated depreciation and amortization of $397 million and $383 million at October 31, 2010 and January 31, 2010, respectively)	361	389
Intangible assets, net	216	106
Goodwill	1,688	1,434
Deferred income taxes	36	103
Other assets	66	70
	$5,538	$5,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,182	$1,191
Accrued payroll and employee benefits	618	512
Income taxes payable	4	—
Notes payable and long-term debt, current portion	3	3
Total current liabilities	1,807	1,706
Notes payable and long-term debt, net of current portion	1,101	1,103
Other long-term liabilities	145	195
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 372 million and 388 million shares issued and outstanding at October 31, 2010 and January 31, 2010, respectively	—	—
Additional paid-in capital	2,112	2,096
Retained earnings	410	239
Accumulated other comprehensive loss	(37)	(44)
Total stockholders’ equity	2,485	2,291
	$5,538	$5,295

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive income
	(in millions)
Balance at January 31, 2010	388	$2,096	$239	$(44)	$2,291
Net income	—	—	486	—	486	$486
Other comprehensive income, net of tax	—	—	—	7	7	7
Issuances of stock	9	66	—	—	66	—
Repurchases of stock	(25)	(141)	(315)	—	(456)	—
Excess tax benefits from stock-based compensation	—	13	—	—	13	—
Stock-based compensation	—	78	—	—	78	—
Balance at October 31, 2010	372	$2,112	$410	$(37)	$2,485	$493

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended October 31
	2010	2009
	(in millions)
Cash flows from operations:
Net income	$486	$374
Loss (income) from discontinued operations	(49)	3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	80	68
Stock-based compensation	78	80
Excess tax benefits from stock-based compensation	(13)	(16)
Impairment losses	2	1
Other items	(2)	(2)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(142)	(212)
Inventory, prepaid expenses and other current assets	30	63
Deferred income taxes	3	2
Other assets	4	4
Accounts payable and accrued liabilities	(24)	7
Accrued payroll and employee benefits	110	136
Income taxes payable	9	12
Other long-term liabilities	(8)	2
Total cash flows provided by operations	564	522
Cash flows from investing activities:
Expenditures for property, plant and equipment	(53)	(46)
Acquisitions of businesses, net of cash acquired of $10 million in fiscal 2011 and $7 million in fiscal 2010	(358)	(157)
Net receipts for purchase price adjustments related to prior year acquisitions	—	8
Other	6	8
Total cash flows used in investing activities	(405)	(187)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(2)	(17)
Sales of stock and exercises of stock options	30	46
Repurchases of stock	(448)	(331)
Excess tax benefits from stock-based compensation	13	16
Total cash flows used in financing activities	(407)	(286)
Increase (decrease) in cash and cash equivalents from continuing operations	(248)	49
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(22)	(1)
Cash provided by investing activities of discontinued operations	54	—
Increase (decrease) in cash and cash equivalents from discontinued operations	32	(1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	7
Total increase (decrease) in cash and cash equivalents	(217)	55
Cash and cash equivalents at beginning of period	861	936
Cash and cash equivalents at end of period	$644	$991

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

In the opinion of management, the financial information as of October 31, 2010 and for the three and nine months ended October 31, 2010 and 2009 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2011, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2011 is referred to as “fiscal 2011” in these notes to condensed consolidated financial statements.

Discontinued Operations

The Company’s results of discontinued operations for the three and nine months ended October 31, 2010 and 2009 relate primarily to the Company’s former subsidiary Telcordia Technologies, Inc. (Telcordia). In March 2001, Telcordia instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, the Company was entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). During the three months ended October 31, 2010, the Company and Telcordia executed an agreement which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. The Company recorded after-tax gains of $18 million and $49 million in discontinued operations related to these actions during the three and nine months ended October 31, 2010, respectively.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its Government segment as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Effective with the beginning of fiscal 2011, the Company updated its disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as overhead or as general and administrative expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reported selling, general and administrative expenses in fiscal 2011 as compared to fiscal 2010; however, total operating costs were not affected by this change.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods noted was as follows:

	Nine Months Ended October 31
	2010	2009
	(in millions)
Stock exchanged upon exercise of stock options	$32	$81
Stock issued for settlement of accrued employee benefits	$4	$3
Decrease in accrued stock repurchases	$(24)	$—
Fair value of assets acquired in acquisitions	$445	$198
Less: cash paid in acquisitions, net of cash acquired of $10 million in fiscal 2011 and $7 million in fiscal 2010	(358)	(157)
Liabilities assumed in acquisitions	$87	$41
Cash paid for interest	$35	$35
Cash paid for income taxes	$246	$185

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

Other new accounting standards and updates issued but not effective until after October 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Income from continuing operations, as reported	$154	$135	$437	$377
Less: allocation of undistributed earnings to unvested stock awards	(5)	(4)	(14)	(12)
Income from continuing operations, for computing EPS	$149	$131	$423	$365
Net income, as reported	$172	$135	$486	$374
Less: allocation of undistributed earnings to unvested stock awards	(6)	(4)	(15)	(12)
Net income, for computing EPS	$166	$131	$471	$362

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Basic weighted average number of shares outstanding	359	384	366	387
Dilutive common share equivalents—stock options	1	4	2	4
Diluted weighted average number of shares outstanding	360	388	368	391

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
Basic:
Income from continuing operations	$.42	$.34	$1.16	$.94
Income from discontinued operations	.04	—	.13	—
	$.46	$.34	$1.29	$.94
Diluted:
Income from continuing operations	$.41	$.34	$1.15	$.93
Income from discontinued operations	.05	—	.13	—
	$.46	$.34	$1.28	$.93

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods noted:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Antidilutive stock options excluded	20	11	20	11
Performance-based stock awards excluded	1	1	1	1
Weighted average number of unvested stock awards outstanding excluded	13	13	12	13

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Stock options	$5	$8	$16	$24
Vesting stock awards	21	20	58	54
Performance-based stock awards	1	1	4	2
Total stock-based compensation expense	$27	$29	$78	$80

Stock Options. Stock options granted during the nine months ended October 31, 2010 and 2009 have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. The fair value of stock options granted during the periods noted was determined using the following weighted average assumptions:

	Nine Months Ended October 31
	2010	2009
Expected term (in years)	3.8	3.9
Expected volatility	25.1%	30.6%
Risk-free interest rate	2.1%	1.5%
Dividend yield	0%	0%

The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2010 and 2009 using the Black-Scholes option-pricing model was $3.96 and $4.79, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the nine months ended October 31, 2010 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2010	31.6	$16.26	2.0	$66
Options granted	5.3	17.44
Options forfeited or expired	(1.7)	16.07
Options exercised	(6.8)	13.90		32
Outstanding at October 31, 2010	28.4	17.05	2.2	8
Exercisable at October 31, 2010	14.7	16.12	1.1	8

Vesting Stock Awards. Vesting stock award activity for the nine months ended October 31, 2010 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2010	12.1	$18.60
Awards granted	4.4	17.41
Awards forfeited	(0.9)	18.13
Awards vested	(3.5)	19.14
Unvested at October 31, 2010	12.1	18.05

The fair value of vesting stock awards that vested during the nine months ended October 31, 2010 and 2009 was $62 million and $53 million, respectively.

Performance-Based Stock Awards. Performance-based stock award activity for the nine months ended October 31, 2010 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2010	0.6	$18.35
Awards granted	0.6	17.45
Awards forfeited	(0.1)	18.12
Outstanding at October 31, 2010	1.1	17.89

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards. As of October 31, 2010, there have been no vesting events for performance-based stock awards.

Note 4—Acquisitions:

Cloudshield Technologies, Inc. On February 5, 2010, the Company acquired all of the outstanding equity interests of Cloudshield Technologies, Inc., a provider of cyber security and management solutions services, for $140 million in cash (net of cash acquired of $1 million). The preliminary purchase price is subject to contractual adjustments. This acquisition enhances the Company’s cyber security offerings and positions the Company to bring to market deep packet inspection solutions for high speed networks, enabling it to better meet emerging customer requirements. The preliminary purchase price allocation resulted in goodwill of $114 million and identifiable intangible assets of $41 million (neither of which are tax deductible). Identifiable intangible assets consisted of finite-lived intangible assets of $24 million (amortizable over a weighted average life of four years) and in-process research and development intangible assets of $17 million that will become amortizable upon completion of the related technology. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reveal Imaging Technologies, Inc. On August 13, 2010, the Company acquired all of the outstanding equity interests of Reveal Imaging Technologies, Inc., a provider of threat detection products and services, for $218 million in cash (net of cash acquired of $9 million). The preliminary purchase price is subject to contractual adjustments. This acquisition enhances the Company’s existing homeland security solutions portfolio by adding U.S. Transportation Security Administration approved explosive detection systems for baggage screening to its passenger and cargo inspection systems product offerings. The preliminary purchase price allocation resulted in goodwill of $139 million and identifiable intangible assets of $97 million (neither of which are tax deductible). Identifiable intangible assets consisted of finite-lived intangible assets of $87 million (amortizable over a weighted average life of eight years) and in-process research and development intangible assets of $10 million that will become amortizable upon completion of development of the related technology. The Company has not yet obtained all of the information required to complete the purchase price allocations related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

Subsequent Event. Subsequent to October 31, 2010, the Company acquired technology, intellectual property and related assets from three affiliated companies (AppTek Partners, LLC, Applications Technology, Inc. and MediaMind, LLC) that develop human language technologies for a preliminary purchase price of $24 million in cash and up to $12 million in additional contingent consideration. The acquired technology and assets enhance the Company’s existing capabilities and offerings in translation, interpretation and analysis services.

These acquisitions, which individually and in the aggregate were not material business combinations, were in the Government segment.

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2010	$1,403	$31	$1,434
Acquisitions	253	—	253
Foreign currency translation	—	—	—
Adjustments	1	—	1
Goodwill at October 31, 2010	$1,657	$31	$1,688

Goodwill adjustments in fiscal 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	October 31, 2010			January 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$126	$64	$62	$119	$48	$71
Software and technology	160	41	119	58	31	27
Other	2	1	1	2	1	1
Total finite-lived intangible assets	288	106	182	179	80	99
Indefinite-lived intangible assets:
In-process research and development	30	—	30	3	—	3
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	34	—	34	7	—	7
Total intangible assets	$322	$106	$216	$186	$80	$106

Amortizable intangible assets with a gross carrying value of $3 million became fully amortized during the nine months ended October 31, 2010 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to amortizable intangible assets was $12 million and $29 million for the three and nine months ended October 31, 2010, respectively, and $7 million and $20 million for the three and nine months ended October 31, 2009, respectively.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no goodwill or intangible asset impairment losses during the three and nine months ended October 31, 2010 and 2009.

The estimated annual amortization expense related to finite-lived intangible assets as of October 31, 2010 was as follows (in millions):

Fiscal Year Ending January 31
2011 (remainder of the fiscal year)	$11
2012	39
2013	31
2014	27
2015	18
2016 and thereafter	56
$182

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects (the assets of which will become amortizable upon completion and placement into service, or will be impaired if abandoned), adjustments to preliminary valuations of intangible assets and other factors.

Note 6—Financial Instruments:

The Company had cash and cash equivalents of $644 million as of October 31, 2010. The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of October 31, 2010, outstanding foreign currency forward contracts had an aggregate notional amount of $13 million with an immaterial fair value. Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three and nine months ended October 31, 2010 and 2009, the Company recognized a net gain from foreign currency forward contracts (included in other income, net) of $1 million. The Company does not use derivatives for trading or speculative purposes.

The Company’s notes payable and long-term debt consisted of the following:

	October 31, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$550	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	10	13
	1,104	1,106
Less: current portion	3	3
Total	$1,101	$1,103

The fair value of notes payable and long-term debt was $1.19 billion and $1.16 billion as of October 31, 2010 and January 31, 2010, respectively. The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements).

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of October 31, 2010.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income for the periods noted were as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Net income	$172	$135	$486	$374
Other comprehensive income:
Foreign currency translation adjustments	2	1	(1)	16
Deferred taxes	(1)	—	—	(5)
Foreign currency translation adjustments, net of tax	1	1	(1)	11
Reclassification of realized loss on settled derivative instruments to net income	—	—	1	—
Deferred taxes	—	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	1	—
Pension liability adjustment	—	—	10	(5)
Deferred taxes	—	(1)	(3)	1
Pension liability adjustment, net of tax	—	(1)	7	(4)
Total other comprehensive income, net of tax	1	—	7	7
Comprehensive income	$173	$135	$493	$381

The Company sponsors a defined benefit pension plan for eligible employees of its United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In April 2010, employees then performing services on the customer contract transferred to a successor contractor following contract expiration. These employee transfers gave rise to a curtailment gain, resulting in a reduction in the unrecognized actuarial loss (a component of accumulated other comprehensive loss) in the amount of $8 million (pre-tax) during the nine months ended October 31, 2010.

The components of accumulated other comprehensive loss were as follows:

	October 31, 2010	January 31, 2010
	(in millions)
Foreign currency translation adjustments, net of taxes of $2 million as of October 31, 2010 and January 31, 2010	$(3)	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of October 31, 2010 and January 31, 2010	(5)	(6)
Unrealized loss on defined benefit plan, net of taxes of $11 million and $14 million as of October 31, 2010 and January 31, 2010, respectively	(29)	(36)
Total accumulated other comprehensive loss, net of taxes of $17 million and $20 million as of October 31, 2010 and January 31, 2010, respectively	$(37)	$(44)

As of October 31, 2010, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Business Segment Information:

The interim business segment information for the periods noted was as follows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(in millions)
Revenues:
Government segment	$2,778	$2,649	$8,062	$7,819
Commercial segment	93	118	291	349
Intersegment elimination	(2)	(2)	(5)	(5)
Total revenues	$2,869	$2,765	$8,348	$8,163
Operating income (loss):
Government segment	$252	$222	$735	$643
Commercial segment	8	12	11	31
Corporate and Other segment	(2)	(1)	(8)	(16)
Total operating income	$258	$233	$738	$658

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

Note 9—Legal Proceedings:

National Center for Critical Information Processing and Storage Contract

In June 2009, the U.S. Department of Justice filed a complaint against the Company and several other defendants in the U.S District Court for the Southern District of Mississippi relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former government employee pursuant to the qui tam provisions of the civil False Claims Act. The Company was awarded the task order at issue in April 2004. The Justice Department’s complaint alleges that prior to the release of the task order solicitation, the Company’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company and its team an unfair advantage in competing for the task order. The complaint further alleges that the former MSRC director and deputy director took actions calculated to favor the Company in the bidding process. In its complaint, the government seeks approximately $116 million in damages, which represents the aggregate amount of all payments received by the Company under this task order, plus the trebling of such damages and penalties under the False Claims Act.

The Company cooperated with the government’s investigation of this matter since the government initially contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and the results of discovery, the Company believes the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. Discovery in the case concluded as of November 2010. The Company and each of the co-defendants have filed pending motions for summary judgment on various grounds. The court has set the case for trial in April 2011. Due to the complex nature of the legal and factual issues involved in this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of October 31, 2010. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this lawsuit, including the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Greek Government Contract

Background and Arbitration. In May 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece (the Customer) to provide a Command, Control, Communications, Coordination and Integration System (the System) to support the 2004 Athens Summer Olympic Games (the Olympics) and to serve as the security system for the Customer’s public order departments following completion of the Olympics. The System was to be completed, tested, and accepted by September 2004, at a price of approximately $199 million. The contract also requires the Company to provide five years of System support and maintenance and ten years of radio network services and contains an unpriced option for an additional five years of network services.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. The Customer valued the omissions and deviations at $29 million, and the modified contract established a process for negotiating the final amount of the omissions and deviations. Approximately $1 million of this amount relates to work performed directly by the Company and the balance relates to work performed by the Company’s subcontractors. Upon System acceptance, the Company invoiced the Customer for approximately $19 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice or reduced the advance payment and performance bonds as required by the modified contract, and has refused to initiate the contractually required process to resolve the remaining alleged omissions and deviations.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking redress for these breaches of contract by the Customer. Under the terms of the Greek contract, disputes are subject to ultimate resolution by binding arbitration in Greece before a panel of three Greek arbitrators. In December 2009, the arbitration panel was selected. The Company seeks (i) aggregate damages in excess of $98 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $26 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. In April 2010, the Customer filed a supplementary answer asserting set-off claims against amounts sought by the Company and issued a letter purporting to disapprove of its November 2008 acceptance of the System. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and nine months ended October 31, 2010 and 2009. As of October 31, 2010, the Company has recorded $124 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. Examples of these uncertainties include receipt of the remaining payments, the amount of additional cost that may be required to complete the contract, the release of the remaining bonds, changes in the political representatives from the Greek government involved with the project, and subcontractor performance and legal compliance issues. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $17 million of receivables relating to VAT as of October 31, 2010 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $35 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements as discussed above through the issuance of euro-denominated standby letters of credit. The maximum value of the standby letters of credit outstanding under this contract was approximately $250 million, which has been reduced over time as the Customer has accepted portions of the System and services provided by the Company. In May 2010, the Customer issued a letter purporting to

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

terminate the portion of the contract relating to delivery of the System and to confirm the Company’s ongoing obligations to provide network services and System support and maintenance under the contract. Shortly thereafter, the Customer drew, and the Company funded, $26 million on the Company’s standby letters of credit relating to the delivery of the System. As of October 31, 2010, there were $7 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $27 million as of October 31, 2010, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract. The Company continues to believe that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation and therefore no additional loss is expected to be recorded as a result of the draw on the standby letters of credit.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor, has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The scope of the Greek government’s investigation includes allegations that (i) improper payments were made by Siemens in connection with the Greek contract and (ii) the Company/Siemens team misrepresented to the Greek State prior to contract award its technical capabilities and ability to perform the Greek contract within the contractual performance period. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, or that the Company/Siemens team misrepresented its technical capabilities, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and vacated the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals remanded the False Claims Act counts to the District Court for further proceedings. The Company has recorded a liability for an insignificant amount related to this matter as of October 31, 2010, based on its assessment of the likely outcome of this matter.

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

In May 2010, VirnetX and Microsoft entered into a settlement and license agreement to settle all claims asserted by VirnetX against Microsoft in two lawsuits. Under the agreement, Microsoft made a one-time payment to VirnetX of $200 million in cash in exchange for dismissal of both lawsuits and VirnetX granting to Microsoft a worldwide, irrevocable, nonexclusive, non-sublicensable fully paid up license under VirnetX’s patents. Under the Company’s agreements with VirnetX, the

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company was entitled to receive 35% of the proceeds from the settlement of litigation with Microsoft after reduction for out-of-pocket costs, including legal fees and expenses, of VirnetX and the Company incurred in connection with the litigation. During the second quarter of fiscal 2011, the Company received a royalty payment of $56 million in connection with this agreement, which was recognized as revenue, and reimbursement of approximately $3 million of legal fees and costs it incurred in connection with the litigation. The Company also paid $2 million as a royalty to the customer for which it developed some of the patented technologies to satisfy the Company’s obligation under the initial customer contract.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of October 31, 2010, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified a number of potential indemnification claims against the sellers. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged those customers at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. In January 2010, the sellers filed for arbitration in accordance with the terms of the acquisition agreement to resolve the Company’s indemnification claims and seek release of approximately $6 million of the purchase price that was being held in escrow as security for these claims. In October 2010, the Company and the sellers signed an agreement to settle all outstanding indemnification claims, except for the price reductions claims. The Company continues to have its indemnification rights relating to the price reductions claims in accordance with the acquisition agreement and a reduced escrow fund is being maintained as security for these claims. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims.

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

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include the Company’s control environment and overall accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect and other direct cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in the Company’s system audits can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and accepted. In addition, due to uncertainty created by the lack of timely completion of system

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and other audits, the Company has agreed to an insignificant downward adjustment to its provisional billing rates pending resolution of such uncertainty. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

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

In addition, the Company’s receipt of adverse audit findings or the failure to obtain an “adequate” determination of, its various accounting and management internal control systems, including changes to its indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. The Company has recorded a liability of $27 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS.

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $1 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of October 31, 2010, the Company had liabilities for uncertain tax positions of $27 million.

During the nine months ended October 31, 2010, the Company’s uncertain tax positions were reduced by $22 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company had outstanding letters of credit aggregating to $52 million at October 31, 2010, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $7 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. The Company also has outstanding surety bonds in the amount of $325 million, principally related to performance and payment bonds.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other

The U.S. Department of Defense is in the process of restructuring one of the Company’s largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the U.S. Department of Defense in July 2009 and January 2010. The Company received an undefinitized change order which required the Company to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $283 million from October 2009 through October 31, 2010 under the undefinitized change order. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

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

Our business is focused on solving issues of national and global importance in the areas of defense; intelligence; homeland security; logistics, readiness and sustainment; energy, environment and health. We are focusing our investments to expand our business in areas such as: intelligence, surveillance and reconnaissance; cyber security; logistics, readiness and sustainment; energy; and health technology. Our significant long-term management initiatives include:

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

Key financial highlights and events, including progress against these initiatives, during the three months ended October 31, 2010 include:

•

Revenues for the three months ended October 31, 2010 increased 4% over the same period in the prior year, reflecting an internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) of 2%. Internal revenue growth was driven by higher demand for materials and subcontract efforts on a number of programs in our Government segment partially offset by a decline in revenues in our Commercial segment due to the expiration of an IT outsourcing contract in the United Kingdom.

•

Operating income as a percentage of revenues increased from 8.4% for the three months ended October 31, 2009 to 9.0% for the three months ended October 31, 2010 primarily due to strong program performance, particularly on certain fixed-price contracts, and increased cost recovery on cost reimbursable contracts.

•

Income from continuing operations for the three months ended October 31, 2010 increased $19 million, or 14%, over the same period in the prior year primarily due to increased operating income of $25 million offset by the resulting increase in the provision for income taxes of $10 million.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended October 31, 2010 increased $.07 per share, or 21%, as compared to the same period in the prior year primarily due to the increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 28 million, or 7%, primarily due to stock repurchases.

SAIC, INC.

•

Cash and cash equivalents increased $40 million during the three months ended October 31, 2010 primarily due to $315 million generated from operations partially offset by $218 million used to acquire businesses and $49 million for obligations related to discontinued operations.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.1 billion for the three months ended October 31, 2010. Total backlog was $16.3 billion at October 31, 2010 as compared to $16.0 billion at July 31, 2010.

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

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $3.1 billion and $9.0 billion during the three and nine months ended October 31, 2010, respectively. Bookings generally represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

The estimated value of our total backlog as of the dates noted was as follows:

	October 31, 2010	January 31, 2010
	(in millions)
Government segment:
Funded backlog	$5,795	$4,684
Negotiated unfunded backlog	9,873	10,168
Total Government segment backlog	$15,668	$14,852
Commercial segment:
Funded backlog	$482	$568
Negotiated unfunded backlog	157	155
Total Commercial segment backlog	$639	$723
Total:
Funded backlog	$6,277	$5,252
Negotiated unfunded backlog	10,030	10,323
Total backlog	$16,307	$15,575

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Backlog continues to be impacted by on-going industry-wide delays in procurement decisions and an increase in proposals awaiting decision.

SAIC, INC.

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

The DoD is in the process of restructuring one of our largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the DoD in July 2009 and January 2010. We received an undefinitized change order which required us to submit a restructure proposal. We submitted the restructure proposal to our prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. We continue to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows us to receive a lesser amount of the projected fee until the contract negotiations are completed. The future volume and profitability of this program is dependent on the outcome of the change order negotiations. Included within the Government segment backlog above is approximately $80 million in funded backlog and $350 million in negotiated unfunded backlog related to this program, which represents our best estimate of our remaining effort under this restructured contract to be performed through fiscal 2014. Of these amounts, we expect to recognize revenues of approximately $60 million during the remainder of fiscal 2011.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the periods noted:

	Nine Months Ended October 31
	2010	2009
Cost-reimbursement	46%	48%
T&M and FP-LOE	31	31
FFP	23	21
Total	100%	100%

Revenues from FFP contracts increased by 2% primarily due to a $56 million royalty payment received in the second quarter of fiscal 2011 and increased deliveries of logistics, readiness and sustainment products and proprietary products.

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on contracts and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics, readiness and sustainment business area, as well as through sales of our proprietary products. While our proprietary products are more profitable than other M&S revenues, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Labor-related revenues	$1,611	—%	$1,605	$4,791	1%	$4,753
As a percentage of revenues	56%		58%	57%		58%
M&S revenues	1,258	8	1,160	3,557	4	3,410
As a percentage of revenues	44%		42%	43%		42%

SAIC, INC.

M&S revenues for the three and nine months ended October 31, 2010 increased primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers while M&S revenues for the nine months ended October 31, 2010 also increased due to a $56 million royalty payment received in the second quarter of fiscal 2011. The labor-related revenues were relatively consistent for the three and nine months ended October 31, 2010 as compared to the same periods in the prior year.

Results of Operations

The following table summarizes our results of operations for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Revenues	$2,869	4%	$2,765	$8,348	2%	$8,163
Cost of revenues	2,481	4	2,378	7,221	3	7,042
Selling, general and administrative expenses:
General and administrative (G&A)	80	(22)	102	233	(24)	308
Bid and proposal (B&P)	36	(12)	41	117	(2)	119
Internal research and development (IR&D)	14	27	11	39	8	36

Operating income	258	11	233	738	12	658
As a percentage of revenues	9.0%		8.4%	8.8%		8.1%
Non-operating expense, net	(12)		(16)	(50)		(50)

Income from continuing operations before income taxes	246	13	217	688	13	608
Provision for income taxes	(92)	12	(82)	(251)	9	(231)

Income from continuing operations	154	14	135	437	16	377
Income (loss) from discontinued operations, net of tax	18		—	49		(3)

Net income	$172	27	$135	$486	30	$374

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

Revenues. Our revenues increased $104 million, or 4%, and $185 million, or 2%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. Our internal revenue growth rate (as defined in “Non-GAAP Financial Measures”) was 2% and 0% for the three and nine months ended October 31, 2010, respectively, due to internal revenue growth in our Government segment, which was partially offset by contraction in our Commercial segment. Internal revenue growth for the nine months ended October 31, 2010 was also favorably impacted by a $56 million royalty payment received in the second quarter of fiscal 2011 in the Government segment.

The following table summarizes changes in segment revenues for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Government segment revenues	$2,778	5%	$2,649	$8,062	3%	$7,819
As a percentage of total revenues	97%		96%	97%		96%
Commercial segment revenues	93	(21)	118	291	(17)	349
As a percentage of total revenues	3%		4%	3%		4%
Intersegment elimination	(2)	—	(2)	(5)	—	(5)

Total revenues	$2,869	4	$2,765	$8,348	2	$8,163

Government segment revenues increased $129 million, or 5%, and $243 million, or 3%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. Internal revenue growth in the Government segment was 3% and 1% for the three and nine months ended October 31, 2010, respectively. While revenue

SAIC, INC.

growth continues to be impacted by on-going delays in procurement decisions and new program starts across the intelligence and defense sectors, we had growth in a number of areas, most significantly in our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles (increases of $59 million and $148 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year), systems engineering solutions for the U.S. Navy (increases of $36 million and $58 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year), certain intelligence, surveillance, and reconnaissance systems solutions for a variety of national security customers (increases of $53 million and $91 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year), and systems and software maintenance and upgrades program with the U.S. Army (increases of $26 million and $54 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year). In addition, we recognized a $56 million royalty payment received in connection with patents previously transferred to a third party in the second quarter of fiscal 2011 (for a discussion of this matter, see Note 10 of the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q). These growth areas were partially offset by programs that declined year-over-year. The most significant declines arose from fewer deliveries of emergency responder equipment (decreases of $24 million and $84 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year), a reduction in scope under the Army Brigade Combat Team Modernization program (decreases of $29 million and $48 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year) and a decline in revenues under an IT services contract with NASA (decreases of $17 million and $51 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year).

Commercial segment revenues decreased $25 million, or 21%, and $58 million, or 17%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year primarily due to the expiration of an IT outsourcing contract in the United Kingdom in the first quarter of fiscal 2011 (representing a $12 million and $30 million decline in revenues for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year) and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions.

Operating Income. Total operating income increased $25 million, or 11%, and $80 million, or 12%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. The increase in operating income for the three and nine months ended October 31, 2010 is primarily due to increased profitability in the Government segment for the reasons discussed below.

The following table summarizes changes in segment operating income for the periods noted:

	Three Months Ended October 31			Nine Months Ended October 31
	2010	Percent change	2009	2010	Percent change	2009
	(dollars in millions)
Government segment operating income	$252	14%	$222	$735	14%	$643
As a percentage of related revenues	9.1%		8.4%	9.1%		8.2%
Commercial segment operating income	8	(33)	12	11	(65)	31
As a percentage of related revenues	8.6%		10.2%	3.8%		8.9%
Corporate and Other segment operating loss	(2)		(1)	(8)		(16)

Total operating income	$258	11	$233	$738	12	$658

As a percentage of revenues	9.0%		8.4%	8.8%		8.1%

Government segment operating income increased $30 million, or 14%, and $92 million, or 14%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. The increase in Government segment operating income for the three months ended October 31, 2010 is primarily due to strong program performance, particularly on certain fixed-price contracts, and increased cost recovery on cost reimbursable contracts. Government segment operating income for the nine months ended October 31, 2010 was also favorably impacted by a $56 million royalty payment received in the second quarter of fiscal 2011. These increases in Government segment operating income were partially offset by increased amortization expense for intangible assets (increases of $5 million and $9 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year) and increased severance charges related to organizational streamlining (increases of $3 million and $4 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year).

Commercial segment operating income decreased $4 million, or 33%, and $20 million, or 65%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year primarily due to declines in revenue and associated profit resulting from the expiration of an IT outsourcing contract in the United Kingdom in the first

SAIC, INC.

quarter of fiscal 2011 ($5 million and $12 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year) and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions. In addition, we incurred pension charges related to the IT outsourcing contract of $3 million and severance costs of $2 million during the nine months ended October 31, 2010 for actions taken to reduce infrastructure costs.

Corporate and Other segment loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the business units’ operating performance in the Government or Commercial segments. Corporate and Other segment operating loss increased by $1 million and decreased by $8 million for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. The Corporate and Other segment loss for the nine months ended October 31, 2010 decreased primarily due to a decline in stock option expense ($4 million) as a result of a decrease in the number of stock options issued in recent years and $3 million received for reimbursement of legal-related costs in connection with the resolution of a patent infringement matter in the second quarter of fiscal 2011 (for a discussion of this matter, see Note 10 of the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).

Provision for Income Taxes. The provision for income taxes increased $10 million, or 12%, and $20 million, or 9%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods of the prior year. As a percentage of income from continuing operations before income taxes, the provision of income taxes was 37.4% and 36.5% for the three and nine months ended October 31, 2010, respectively, as compared to 37.8% and 38.0%, respectively, for the same periods in the prior year. The decrease in the effective income tax rate for the nine months ended October 31, 2010 as compared to the same period of the prior year was primarily due to an $11 million reduction in the provision for income taxes resulting from the resolution of certain tax uncertainties during the first half of fiscal 2011.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we are participating in the IRS Compliance Assurance Process, in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the return being filed, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Income from Continuing Operations. Income from continuing operations increased $19 million, or 14%, and $60 million, or 16%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year primarily due to the increases in operating income partially offset by the related increases in the provision for income taxes discussed above.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.07 per share, or 21%, and $.22 per share, or 24%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. These increases were primarily due to the increases in income from continuing operations over the same respective periods for the reasons discussed above and a decline in the diluted weighted average number of shares outstanding of 28 million, or 7%, and 23 million, or 6%, for the three and nine months ended October 31, 2010, respectively, primarily due to share repurchases.

Discontinued Operations. Discontinued operations for the three and nine months ended October 31, 2010 reflects after-tax net gains of $18 million and $49 million, respectively, primarily related to the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary Telcordia Technologies, Inc. in the second quarter of fiscal 2011 and resolution of other contingencies related to the sale of this former subsidiary in the third quarter of fiscal 2011.

Net Income and Diluted EPS. Net income increased $37 million, or 27%, and $112 million, or 30%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year. The increase in net income for the three and nine months ended October 31, 2010 as compared to the same periods in the prior year reflects an increase in income from continuing operations of $19 million and $60 million for the three and nine months ended October 31, 2010, respectively, and an increase in income from discontinued operations of $18 million and $52 million for the three and nine months ended October 31, 2010, respectively. Diluted EPS increased $.12 per share, or 35%, and $.35 per share, or 38%, for the three and nine months ended October 31, 2010, respectively, as compared to the same periods in the prior year due to increases in net income and declines in the diluted weighted average number of shares outstanding discussed above.

Liquidity and Capital Resources

We had $644 million in cash and cash equivalents at October 31, 2010, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government

SAIC, INC.

guaranteed securities, and investment-grade corporate securities and that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by ten financial institutions, matures in fiscal 2013 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and funding of pension obligations. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents were $644 million and $861 million at October 31, 2010 and January 31, 2010, respectively. The following table summarizes cash flow information for the periods noted:

	Nine Months Ended October 31
	2010	2009
	(in millions)
Total cash flows provided by operations	$564	$522
Total cash flows used in investing activities	(405)	(187)
Total cash flows used in financing activities	(407)	(286)
Increase (decrease) in cash and cash equivalents from discontinued operations	32	(1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	7
Total increase (decrease) in cash and cash equivalents	$(217)	$55

Cash Provided by Operations. Cash flows from operations increased $42 million for the nine months ended October 31, 2010 as compared to the same period in the prior year. Cash flows from operations for the nine months ended October 31, 2010 as compared to the same period in the prior year were positively impacted by an increase in income from continuing operations, including the receipt of a $56 million royalty payment, partially offset by the funding of performance bonds on our contract with the Greek Government ($23 million).

Cash Used in Investing Activities. We used $405 million of cash in support of investing activities during the nine months ended October 31, 2010 including $358 million (net of cash acquired) to acquire two businesses and $53 million to purchase property, plant and equipment. We used $187 million of cash in support of investing activities during the nine months ended October 31, 2009, including $157 million (net of cash acquired) to acquire two businesses and $46 million to purchase property, plant and equipment offset by $12 million in proceeds from sales of investments and an $8 million receipt for purchase price adjustments related to a fiscal 2009 acquisition.

Cash Used in Financing Activities. We used $407 million of cash in support of financing activities during the nine months ended October 31, 2010, including $448 million to repurchase shares of our stock partially offset by $30 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $13 million in excess tax benefits associated with stock-based compensation. We used $286 million of cash in support of financing activities during the nine months ended October 31, 2009, including $331 million to repurchase shares of our stock and $17 million for payments on notes payable and debt partially offset by $46 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $16 million in excess tax benefits associated with stock-based compensation.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations for the nine months ended October 31, 2010, include proceeds of $89 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary Telcordia Technologies, Inc. partially offset by payments of $54 million to our former subsidiary and taxing authorities in connection with this settlement.

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program (the 2006 Repurchase Program) under which we could repurchase shares of our common stock as part of our overall strategy for capital allocation. From inception through October 31, 2010, we repurchased an aggregate of 82 million shares under the 2006 Repurchase Program. As of October 31, 2010, there were 7 million shares remaining authorized for repurchase under the 2006 Repurchase Program. In December 2010, our board of directors authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. In connection with the adoption of the 2010 Repurchase Program, the 2006 Repurchase Program was terminated. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

SAIC, INC.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan for eligible employees of our United Kingdom subsidiary that primarily performed services on a specific customer contract, which expired on March 31, 2010. As of January 31, 2010, the pension plan had an underfunded projected benefit obligation of $42 million and an unrecognized actuarial loss (pre-tax) of $50 million. In February 2010, we were notified by the customer that it had entered into a follow-on contract with a successor contractor. In April 2010, employees then performing services on the customer contract transferred to the successor contractor following contract expiration. During the nine months ended October 31, 2010, we recognized charges (pre-tax) of $3 million from severance and additional contractual retirement benefits related to reductions in pension eligible personnel who were not transferred to the successor contractor. Upon the completion of these actions, we expect that there will be no active employees participating in the pension plan. We will have continuing defined benefit pension obligations with respect to former employees who performed services on the customer contract that remain covered by the plan.

We expect to recognize charges (pre-tax) of $20 million to $30 million during fiscal 2011 and 2012 from recognition of losses related to the underfunded pension obligations associated with certain employees whose pension plan assets and obligations are expected to transfer to the successor contractor and from related costs. We expect these remaining charges will be primarily non-cash. The definitive amount of the charges we will incur depends on the number of employees who elect to transfer their pension benefits to the successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the date on which the pension plan assets and obligations actually transfer.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	October 31, 2010	January 31, 2010
	(in millions)
$550 million 6.25% notes due fiscal 2013	$550	$549
$300 million 5.5% notes due fiscal 2034	296	296
$250 million 7.125% notes due fiscal 2033	248	248
Capital leases and other notes payable	10	13
	1,104	1,106
Less: current portion	3	3
Total	$1,101	$1,103

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of October 31, 2010.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contains financial covenants and customary restrictive covenants. As of October 31, 2010, we were in compliance with all covenants under the credit facility.

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

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the notes to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates

SAIC, INC.

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

SAIC, INC.

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

SAIC, INC.

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

Internal revenue growth percentages for the three and nine months ended October 31, 2010 were calculated as follows:

	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2010
	(dollars in millions)
Government segment:
Prior year period’s revenues, as reported	$2,649	$7,819
Revenues of acquired businesses for the comparable prior year period	45	177
Prior year period’s revenues, as adjusted	$2,694	$7,996
Current year period’s revenues, as reported	2,778	8,062
Internal revenue growth	$84	$66
Internal revenue growth percentage	3%	1%
Commercial segment:
Prior year period’s revenues, as reported	$118	$349
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$118	$349
Current year period’s revenues, as reported	93	291
Internal revenue growth	$(25)	$(58)
Internal revenue growth percentage	(21)%	(17)%
Total:
Prior year period’s revenues, as reported	$2,765	$8,163
Revenues of acquired businesses for the comparable prior year period	45	177
Prior year period’s revenues, as adjusted	$2,810	$8,340
Current year period’s revenues, as reported	2,869	8,348
Internal revenue growth	$59	$8
Internal revenue growth percentage	2%	—%

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

SAIC, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended October 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2010, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the notes to condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

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

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system used for pricing on government contracts. Significant audits currently underway include our control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of our compliance with certain U.S. Government Cost Accounting Standards.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of our systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on our accounting, billing, and indirect and other direct cost systems issued in 2005 and 2006 and is currently auditing these systems again. The current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in our system audits can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and accepted. In addition, due to uncertainty created by the lack of timely completion of system and other audits, we have agreed to an insignificant downward adjustment to our provisional billing rates pending resolution of such uncertainty. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

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

In addition, our receipt of adverse audit findings or the failure to obtain an “adequate” determination of our various accounting and management internal control systems, including changes to our indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2006, our board of directors authorized a stock repurchase program (the 2006 Repurchase Program) under which we could repurchase shares of our common stock as part of our overall strategy for capital allocation. From inception through October 31, 2010, we repurchased an aggregate of 82 million shares under the 2006 Repurchase Program. As of October 31, 2010, there were 7 million shares remaining authorized for repurchase under the 2006 Repurchase Program. In December 2010, our board of directors authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. In connection with the adoption of the 2010 Repurchase Program, the 2006 Repurchase Program was terminated. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

The following table presents repurchases of our stock during the quarter ended October 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 – August 31, 2010	37,792	$16.38	—	6,802,503
September 1, 2010 – September 30, 2010	101,741	15.58	—	6,802,503
October 1, 2010 – October 31, 2010	148,278	15.96	—	6,802,503

Total	287,811	15.88	—

(1)	Includes shares purchased as follows:

	August	September	October
Under publicly announced plans or programs	—	—	—
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	27,018	25,029	54,664
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	10,774	76,712	93,614
Total	37,792	101,741	148,278

(2)

The 2006 Repurchase Program which initially authorized the repurchase of up to 40 million shares of our common stock, was publicly announced in December 2006. In March 2008 and September 2009, our board authorized the repurchase of additional shares under the 2006 Repurchase Program, in each case, restoring the number of shares authorized to be repurchased under the program to 40 million shares. The 2006 Repurchase Program was terminated in December 2010 in connection with the adoption of the 2010 Repurchase Program.

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

Date: December 8, 2010

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