Form 10-K
period 2011-01-31
SAIC, Inc.
filed 2011-03-25
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of July 31, 2010, the aggregate market value of the common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $5,930,266,034.

As of March 18, 2011, the registrant had 357,671,266 shares of common stock, $.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SAIC, Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SAIC, Inc.

Form 10-K

PART I

Item 1. Business

The Company

Science Applications International Corporation, the principal operating company of SAIC, Inc., was formed in 1969. In October 2006, in connection with becoming a publicly-traded company, Science Applications International Corporation completed a merger (reorganization merger) in which it became a 100%-owned subsidiary of SAIC, Inc., after which SAIC, Inc. completed an initial public offering of its common stock. Prior to November 2009, SAIC, Inc. had Class A preferred stock and common stock outstanding. In November 2009, each share of SAIC, Inc. Class A preferred stock was converted into one share of common stock, which increased the number of common shares outstanding and eliminated the preferred shares outstanding. We use the terms “our company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2011 as “fiscal 2011”.

We are a provider of scientific, engineering, systems integration and technical services and solutions to all branches of the U.S. military, agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on solving issues of national and global importance in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments to expand our business in areas emphasizing: intelligence, surveillance and reconnaissance; cyber security; logistics, readiness and sustainment; energy and environment; and health technology. For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Our business is conducted in three reportable segments: Government, Commercial, and Corporate and Other. We define our reportable segments based on the way our chief operating decision maker manages our operations for the allocation of resources, decision making and performance assessment. Our operating business units are aggregated into the Government or Commercial segments, depending on the nature of the customers served, the contractual requirements and the regulatory environment governing the business unit’s operations. The Corporate and Other segment includes the operations of our internal real estate management subsidiary, various corporate activities and certain corporate expense items that are not reimbursed by our U.S. Government customers. Our Corporate and Other segment does not contract with third-parties for the purpose of generating customer revenues. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. For additional information regarding our reportable segments, see Note 16 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Government Segment

Our Government segment provides a wide array of technical services and solutions including those described below, primarily to U.S. federal, state and local government agencies and foreign governments.

•

Systems Engineering and Integration. We provide systems engineering and implementation services and solutions to help our customers design and integrate complex network processes and infrastructure. These services and solutions include designing, installing, testing, repairing and maintaining systems and processes.

•

Software Development. We provide software development services and solutions to help our customers maximize value by extending and renovating critical systems through software capabilities. These services include automating code generation, managing computer resources, and merging and evaluating large amounts of data.

•

Cyber Security. We provide services and solutions to help our customers prepare for, protect against, and respond to a wide array of cyber security threats. These services and solutions include designing comprehensive cyber-risk management programs to identify and neutralize cyber attacks, integrating and managing information security services to protect customers’ mission-critical data, identifying and advising in connection with the selection of disaster recovery plans and performing tests to certify that information technology (IT) systems operate in accordance with design requirements.

•

Data Processing and Analysis. We provide services and solutions to help our U.S. defense, intelligence and homeland security customers develop new processes, methods and technologies to improve the collection, analysis and interpretation of the vast amounts of intelligence information collected to build an integrated intelligence picture, assisting them to be more agile and dynamic in challenging environments and produce actionable intelligence.

•

Secure Information Sharing and Collaboration. We provide services and solutions to help our customers share information and resources, including designing and developing information systems that access, process and analyze vast amounts of data from various sources to facilitate timely information sharing, collaboration and decision making.

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

SAIC, Inc. Annual Report  1

PART I

•

Communication Systems and Infrastructure. We provide services and solutions to help our customers design and implement state-of-the-art communication systems. These services and solutions include designing, installing, testing, repairing and maintaining voice, data and video communication systems and infrastructures.

•

Command and Control. We provide services and solutions to help our U.S. and allied defense customers design and implement advanced, networked command and control systems that enable these customers to plan, direct, coordinate and control forces and operations at the strategic, operational and tactical levels. These services and solutions include designing, installing, testing, repairing and maintaining command and control systems and infrastructures.

•

Logistics, Readiness and Sustainment. We provide logistics, supply chain management, demand forecasting and repair and maintenance services to enhance the readiness and operational capability of U.S. federal agencies and U.S. military personnel and weapon and support systems deployed worldwide.

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

•

Energy and Utilities Services. We provide services and solutions in energy efficiency, demand reduction and sustainability programs to help customers reduce costs, manage risks and minimize the environmental impacts associated with energy and utility consumption. We also help customers develop innovative, clean and renewable energy sources and assist energy producers in addressing issues related to government mandates for cleaner and alternative energy sources, infrastructure security, and intelligent, reliable transmission and distribution (smart grid technologies).

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

•

Disaster Preparedness and Recovery. We provide customers with services and solutions in planning for and responding to public health emergencies and disasters. These services and solutions include emergency planning, multi-agency training and exercises.

•

Homeland Security Product Solutions. We also design and develop products and applied technologies that aid anti-terrorism and homeland security efforts, including our border, port and security inspection systems and our checked baggage explosive detection systems.

•

Geospatial Solutions. We provide services and solutions in satellite imagery and image processing, database development and analysis, visualization, application development and related IT enterprise architecture for customers in various industries, including agriculture, defense, energy, forestry and water management.

•

Modeling and Simulation. We provide applied research and technology and modeling and simulation services to the National Aeronautics and Space Administration (NASA) and U.S. military, space and intelligence communities, including support related to mission preparation, launch and execution.

Revenues from our Government segment accounted for 97%, 96% and 95% of our total revenues in fiscal 2011, 2010, and 2009, respectively. Within the Government segment, the majority of our revenues are derived from contracts with the U.S. Government. The revenues from contracts with the U.S. Government include contracts where we serve as the prime or lead contractor, as well as contracts where we serve as a subcontractor to other parties who are engaged directly with various U.S. Government agencies as the prime contractor or as a subcontractor. Some revenues in the Government segment are derived from non-government customers for whom the work is performed by a Government segment business unit.

We often collaborate with other parties, including our competitors, to submit bids for large U.S Government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor

2  SAIC, Inc. Annual Report

PART I

or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer requirements, as well as the relative size, qualifications, capabilities and experience of our company and our teammates. Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under the “Business–Regulation” and “Item 1A. Risk Factors” sections of this Annual Report on Form 10-K.

Commercial Segment

Our Commercial segment provides services in the following two areas:

•

Global Oil and Gas Solutions. We provide integrated services in consulting, systems integration and managed IT services, delivering flexible and customizable IT software solutions to global oil and gas customers.

•

Enterprise Information Solutions. We provide a comprehensive set of IT service offerings including enterprise information technology optimization, business intelligence, enterprise resource planning maintenance and staff augmentation services to select commercial customers, as well as state and local government customers.

Our Commercial segment customers often benefit from leveraging the services and solutions that we provide to our Government segment customers. Revenues from our Commercial segment accounted for 3%, 4% and 5% of our total revenues in fiscal 2011, 2010 and 2009, respectively.

Acquisitions

The acquisition of businesses is part of our growth strategy to provide new or enhance existing capabilities and offerings to customers and to establish new or enhance existing relationships with customers. We expect that a portion of our future growth will come from recent and future acquisitions. During the last five fiscal years, we completed 21 acquisitions, most notably:

•

In fiscal 2011, we acquired Cloudshield Technologies, Inc., a provider of cyber security and management services solutions. This acquisition enhanced our cyber security offerings and positioned us to bring to market deep packet inspection solutions for high speed networks, enabling us to better meet emerging customer requirements. We also acquired Reveal Imaging Technologies, Inc., a provider of threat detection products and services. This acquisition enhanced our homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to our passenger and cargo inspections systems product offerings.

•

In fiscal 2010, we acquired R.W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services. This acquisition both enhanced our existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. We also acquired Science, Engineering and Technology Associates Corporation, a provider of intelligence, surveillance and reconnaissance information technologies. This acquisition enhances our service offerings and capabilities by adding information technologies that detect human behaviors to identify human-borne suicide bombers.

•

In fiscal 2009, we acquired SM Consulting, Inc., a provider of language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. While this acquisition enhanced our existing capabilities and offerings, it also expanded our relationships with DoD customers in adjacent markets for these services. We also acquired Icon Systems, Inc., a provider of laser-based systems and products for military training and testing. This acquisition enhanced our wireless live training offerings.

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

Divestitures

From time to time, we divest non-strategic components of our business. During the last five fiscal years, our most notable divestitures included:

•

In fiscal 2008, we completed a reorganization transaction involving our 55% interest in AMSEC LLC, a consolidated majority-owned subsidiary, resulting in the disposition of our 55% interest in AMSEC LLC in exchange for our acquisition of certain divisions and subsidiaries of AMSEC LLC.

•	In fiscal 2007, we completed the sale of our majority-owned subsidiary, ANXeBusiness Corp.

SAIC, Inc. Annual Report  3

PART I

Contract Procurement

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several procurement contracting methods to purchase services and solutions. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting processes that give them the ability to select multiple winners or pre-qualify certain contractors to provide various services or products on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

•

Single Award Contracts. U.S. Government agencies may procure services and products through single award contracts which specify the scope of services and products that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single successful awardee.

•

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts for the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

•

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s services requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract.

Contract Types

Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk, but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•

Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

4  SAIC, Inc. Annual Report

PART I

•

Fixed-price-level-of-effort (FP-LOE) contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.

•

Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires commercial items or products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts subject us to higher risk, but offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2011, 2010 and 2009, see “Key Financial Metrics—Sources of Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Key Financial Metrics—Sources of Revenues” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Key Customers

In fiscal 2011, 2010 and 2009, 89%, 89% and 88%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

The percentage of total revenues attributable to these customers for each of the last three fiscal years was as follows:

	Year Ended January 31
	2011	2010	2009
U.S. Army	23%	23%	24%
U.S. Navy	13	12	12

Competition

Competition for contracts is intense in both our Government and Commercial segments. We often compete against a large number of established multinational corporations which may have greater financial capabilities than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts, and bid against these team members in other situations. We believe that our principal competitors currently include the following companies:

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

PART I

•

diversified commercial and U.S. Government IT providers, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation;

•	contractors who provide engineering, consulting, design and construction services, such as KBR, Inc. and CH2M Hill Companies Ltd.; and

•

contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc. and Smith Group plc and contractors providing supply chain management and other logistics services, including Agility Logistics, Inc. (a subsidiary of Agility Public Warehousing Company K.S.C.).

We compete on factors including, among others, our technical expertise and qualified professional personnel, our ability to deliver cost-effective solutions in a timely manner, our reputation and standing with customers, pricing and the size and geographic presence of our company.

The U.S. Government has indicated that it intends to increase industry competition for its future procurement of products and services, which could lead to fewer sole source awards and more emphasis on cost competitiveness and affordability. In addition, the DoD has announced several initiatives to improve efficiency, refocus priorities and enhance DoD best practices including those used to procure goods and services from defense contractors. These new initiatives, when implemented, could result in fewer new opportunities for our industry as a whole, which may intensify competition within the industry as companies compete for a more limited set of new programs.

Patents and Proprietary Information

Our technical services and products are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means. We selectively pursue opportunities to license or transfer our technologies to third parties.

In connection with the performance of services, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor may also have certain rights to the programs and products that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with company-funded internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. In fiscal 2011, 2010 and 2009, our company-funded IR&D expense was $55 million, $49 million and $46 million, respectively, which was included in selling, general and administrative expenses. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues.

Seasonality

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter ending October 31. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter ending January 31, as compared to our third fiscal quarter ending October 31, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 20 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Regulation

We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, intelligence agencies and DHS. When working with these and other U.S. Government agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

6  SAIC, Inc. Annual Report

PART I

•	require reviews by the Defense Contract Audit Agency (DCAA) and other U.S. Government agencies of compliance with government standards for accounting and management internal control systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•

require us not to compete for or to divest work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Internationally, we are subject to special U.S. Government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change concerns. Failure to comply with these laws and regulations could result in civil, criminal, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Environmental laws may also impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2011, we employed approximately 43,400 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. To date, we have not experienced any strikes or work stoppages and we consider our relations with our employees to be good.

The highly technical and complex services and products that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to the increased competition for qualified personnel, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which has affected and may to continue to affect our growth. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.

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

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

SAIC, Inc.

1710 SAIC Drive

McLean, VA 22102

Attention: Corporate Secretary

Telephone: (703) 676-4300

SAIC, Inc. Annual Report  7

PART I

Item 1A. Risk Factors

In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks Relating to Our Business

We depend on government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.

In fiscal 2011, 2010 and 2009, we generated 89%, 89% and 88%, respectively, of our total revenues from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors. We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing these revenues. Negative press reports or publicity, which could pertain to conflicts of interest, poor contract performance, employee or subcontractor misconduct, information security breaches or other aspects of our business, among other things, regardless of accuracy, could harm our reputation, particularly with these agencies. In addition, negative publicity regarding our work for state and local government and commercial customers may harm our reputation with these customers as well as with our federal government customers. If our reputation is negatively affected, or if we are suspended or debarred (or proposed for suspension or debarment) from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.

A decline in the U.S. Government defense budget, changes in budgetary priorities or timing of contract awards may adversely affect our future revenues and limit our growth prospects.

Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented 74% of our total revenues in fiscal 2011. Our operating results could be adversely affected by changes in the budgetary priorities of the U.S. Government or the DoD or delays in program starts or the award of contracts. Current spending levels for defense-related programs by the U.S. Government may not be sustainable and future levels of spending and authorizations for these programs may fail to increase or actually decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities could occur due to changes in U.S. Government leadership, the number of and intensity of military conflicts, the rapid growth of the federal budget deficit, increasing political pressure to reduce overall levels of government spending, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, or other factors. In addition, the U.S. Government conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In September 2010, the DoD announced various initiatives designed to gain efficiencies, refocus priorities and enhance business practices used by the DoD, including those used to procure goods and services from defense contractors. These initiatives are organized into five areas including affordability and cost growth, productivity and innovation, competition, services acquisition, and processes and bureaucracy. These new initiatives are expected to have a significant impact on the contracting environment in which we do business with our DoD customers and they could have a significant impact on current programs as well as new DoD business opportunities. Changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. These initiatives are still fairly new and the full impact to our business remains uncertain. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract awards for large programs could adversely affect our future revenues and limit our growth prospects.

8  SAIC, Inc. Annual Report

PART I

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.

In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution.” A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being cancelled. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle, including in fiscal year 2011, and we could experience similar declines in revenues if the budget process is delayed significantly. The U.S. Government is currently operating under a continuing resolution effective through April 8, 2011 and its budget for government fiscal year 2011 has not yet been finalized. If the continuing resolution is further extended through the entire government fiscal year, it may delay or prevent the awarding of contracts and could adversely affect our performance. If the U.S. Government fails to complete its budget process or fails to extend the continuing resolution, it may result in a federal government shutdown. A government shutdown may result in us incurring substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.

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

The FAR and many of our U.S. Government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

The U.S. Government may face restrictions or pressure regarding the type and amount of services it may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, environmental responsibility or sustainability, and mitigation of potential conflicts of interest, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts which transfer some risks from the U.S. Government to the performing contractors, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are put up for recompetition. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues.

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

SAIC, Inc. Annual Report  9

PART I

accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system. Significant audits currently underway include our control environment and overall accounting, billing and indirect and other direct cost systems, as well as reviews of our compliance with certain U.S. Government Cost Accounting Standards. In addition, we changed our indirect rate structure used in our indirect cost system and our direct labor bid structure used for our estimating system for fiscal 2011 and future years. These changes are currently being reviewed by the DCAA.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of our systems and other government contractors’ systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on our accounting, billing, and indirect and other direct cost systems issued in 2005 and 2006. The current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. A finding of significant control deficiencies in our system audits can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our corrections are accepted. In addition, due to uncertainty created by the lack of timely completion of system and other audits, we have agreed to an insignificant downward adjustment to our provisional billing rates pending resolution of such uncertainty.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “adequate” determination of our various accounting and management internal control systems, including our recent changes to indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government. In addition, proposed regulatory changes, if adopted, would require DoD contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems.

Our indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2004 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our business is subject to governmental review and investigation which could adversely affect our profitability, cash position or growth prospects.

We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation and profitability if we are among the targeted companies.

Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to sustain our revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us and our failure to accurately estimate the resources and costs that will be required to fulfill any contract we win. Following contract

10  SAIC, Inc. Annual Report

PART I

award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

The U.S. Government may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may be unable to sustain our revenue growth and may suffer a decline in revenues.

Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may modify, curtail or terminate the contracts at its convenience. Any decision by the U.S. Government not to exercise contract options or to modify, curtail or terminate our major programs or contracts would adversely affect our revenues and revenue growth. For example, in fiscal 2010, the DoD announced its intent to restructure one of our largest programs, Future Combat Systems, which has been renamed Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with this program were terminated.

We have experienced and continue to experience periodic performance issues under certain of our contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 31, 2011, our total backlog was $17.3 billion, which included $5.5 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to modify, curtail or terminate our major programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenue and growth prospects could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. Our operating results in any period may be affected, positively or negatively, by variable purchasing patterns by our customers of our more profitable proprietary products.

Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate our costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented 24% of our total revenues for fiscal 2011. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, could make our contracts less profitable than expected or unprofitable.

SAIC, Inc. Annual Report  11

PART I

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

Revenues from our contracts are primarily recognized using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

We have a number of projects underway to improve our information technology systems and the delivery of shared services throughout our company. Any system or service disruptions, including those caused by projects to improve our information technology systems and the delivery of shared services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner.

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

Misconduct of our employees, subcontractors, agents and business partners could cause us to lose customers or our ability to obtain new contracts.

Misconduct, fraud or other improper activities by our employees, subcontractors, agents or business partners could have a significant adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state or local government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential misconduct include falsifying time or other records and violations of the Anti-Kickback Act. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future results.

12  SAIC, Inc. Annual Report

PART I

We have contracts with the U.S. Government that are classified which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. Government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive in both the Government and Commercial segments. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. In the Government segment, we additionally compete with the U.S. Government’s own capabilities and federal non-profit contract research centers.

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete.

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

Our business involves the development of tailored solutions for our clients, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

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

SAIC, Inc. Annual Report  13

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

One of our key operating strategies is to selectively pursue strategic acquisitions, investments and joint ventures. As with past growth, we expect that a significant portion of our future growth will continue to come from these transactions. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could, for some period, reduce earnings due to the amortization of intangible assets acquired or the payment of additional consideration under earn-out arrangements if an acquisition performs significantly better than expected. Acquisitions, investments and joint ventures pose many other risks, including:

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

Goodwill and other intangible assets represent approximately 30% of our total assets and any impairment of these assets could negatively impact our results of operations.

Intangible assets, including goodwill, are assessed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Factors considered a change in circumstance, indicating that the carrying value of intangible assets may not be recoverable, could include a significant adverse change in legal factors or in the business

14  SAIC, Inc. Annual Report

PART I

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

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contracts relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.

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

We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.

We design, develop, manufacture, sell, service and maintain various inspection systems that are designed to assist in the detection of bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Many of these systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations. Many of these systems are also dependent on the performance of their operators. There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include operator error, inherent limitations in our systems, and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our systems fail to, or are perceived to have failed to help detect a threat, the negative publicity from such incident could have a material adverse effect on our business.

Our insurance may be insufficient to protect us from product and other liability claims.

Our insurance may be insufficient to protect us from significant product and other liability claims. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our liability insurance coverages, any significant claim may have an adverse affect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.

We face risks associated with our international business.

Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

In some countries, there is increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes,

SAIC, Inc. Annual Report  15

PART I

restrictive trade policies and differing legal systems. We sometimes provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Our financial results may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results may be adversely impacted by the expense amount that we record for a pension plan that we sponsor in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired on March 31, 2010. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect to recognize charges (pre-tax) of approximately $10 million to $20 million from recognition of losses related to the underfunded pension obligations associated with certain plan participants whose pension plan assets and obligations are expected to transfer to a successor contractor and from related costs. The timing and definitive amount of the charges we will incur depends on the number of plan participants who elect to transfer their pension benefits to a successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the timing of the transfer of the pension plan assets and obligations. We will have continuing defined benefit pension obligations with respect to certain plan participants. However, as of March 2011, benefits are no longer accruing under the plan. Our pension plan expense may also be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory actions.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.

We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected.

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

We have significant operations located in regions of the United States that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate damage, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.

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

16  SAIC, Inc. Annual Report

PART I

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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	changes in the U.S. Government defense budget or budgetary priorities or delays in contract awards or the U.S. budget process;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	the outcome of governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our ability to attract, train and retain skilled employees, including our management team;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to obtain required security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal compliance issues;

•	our ability to effectively acquire businesses and make investments;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.

SAIC, Inc. Annual Report  17

PART I

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of January 31, 2011, we conducted our operations in approximately 449 offices located in 42 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 10.7 million square feet of floor space. Of this amount, we own approximately 2.5 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. and San Diego, California metropolitan areas, where we occupy approximately 3.3 million square feet of floor space and 1.0 million square feet of floor space, respectively. We also have employees working at customer sites throughout the United States and in other countries.

As of January 31, 2011, we owned the following properties:

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

As of January 31, 2011, we had 6 buildings comprising 528,000 square feet of floor space that were classified as held for sale in the consolidated financial statements contained within this Annual Report on Form 10-K. Two of these buildings were sold subsequent to January 31, 2011.

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

In addition to the matters disclosed in Note 18, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to our role as a contractor to governmental agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 4. (Removed and Reserved)

18  SAIC, Inc. Annual Report

PART I

Executive and Other Key Officers of the Registrant

The following is a list of the names and ages (as of March 25, 2011) of all of our key officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. Except as otherwise noted, each of the persons listed below has served in his or her present capacity for us for at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Deborah H. Alderson*	54	Group President since 2005. Ms. Alderson previously served as Deputy Group President from August 2005 to October 2005. Prior to joining us, Ms. Alderson held various positions with Anteon International Corporation, a systems integration services provider, including President of the Systems Engineering Group from 2002 to 2005, and Senior Vice President and General Manager of the Systems Engineering Group from 1998 to 2002. Ms. Alderson held various positions with Techmatics, Inc., a systems engineering provider, from 1985 to 1998.

Amy E. Alving	48	Chief Technology Officer and Senior Vice President since 2007. Ms. Alving held various positions with us since 2005, including serving as Chief Scientist from June 2007 to December 2007. Prior to joining us, Ms. Alving served as the Director of the Special Projects Office with Defense Advanced Research Projects Agency from 2001 to 2005 and was a White House fellow at the Department of Commerce from 1997 to 1998.

Joseph W. Craver III*	52	Group President since 2007. Mr. Craver previously held various positions with us since 1989, including serving in successive line managerial positions from 1997 to 2007. Prior to joining us, Mr. Craver held various positions with the U.S. Navy nuclear submarine program from 1981 to 1989.

James E. Cuff*	51	Executive Vice President for Business Development, Strategy, and Mergers and Acquisitions since 2010. Mr. Cuff has held various positions with us since 1991, including Senior Vice President and General Manager of our Logistics and Engineering Solutions Business Unit from April 2001 to August 2010. Prior to joining us through our acquisition of Logistics Systems Architects in 1991, Mr. Cuff served four years in several senior positions, and seven years in the private sector systems integration business, serving in a variety of management and business development positions.

Steven P. Fisher	50	Treasurer and Senior Vice President since 2001. Mr. Fisher has held various positions with us since 1988, including serving as Assistant Treasurer and Corporate Vice President for Finance from 1997 to 2001 and Vice President from 1995 to 1997.

John R. Hartley*	45	Senior Vice President and Corporate Controller since 2005. Mr. Hartley has held various positions within our finance organization since 2001. For 12 years prior to that, Mr. Hartley was with the accounting firm currently known as Deloitte & Touche LLP.

Walter P. Havenstein*	61	Chief Executive Officer and Director since September 2009. From January 2007 until joining us, Mr. Havenstein served as Chief Operating Officer and member of the Board of Directors for BAE Systems plc, a $34 billion global aerospace and defense company, and as President and Chief Executive Officer of its U.S. subsidiary, BAE Systems Inc., with 53,000 employees and annual sales in excess of $20 billion. From August 2005 to August 2007, Mr. Havenstein served as President of the Electronics & Integrated Solutions Operating Group of BAE Systems, Inc. and served as Executive Vice President since January 2004. Before that, he was president of BAE Systems’ Information and Electronic Warfare Systems business unit. Mr. Havenstein was president of the Sanders defense electronics business prior to it being acquired by BAE from Lockheed Martin in 2000. Before joining Sanders in 1999, he had been vice president and general manager of the Strategic Systems Division of Raytheon.

SAIC, Inc. Annual Report  19

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Deborah L. James*	52	Executive Vice President for Communications and Government Affairs since 2010. Ms. James served as Business Unit General Manager for the Command, Control, Communications, Computers, and Information Technology business unit from March 2005 to August 2010. Immediately prior to joining us in 2002, Ms. James was the Executive Vice President and Chief Operating Officer of the Business Executives for National Security. She has served in senior homeland and national security management, policy and program positions in government and the private sector for more than 25 years.

Brian F. Keenan*	54	Executive Vice President for Human Resources since 2007. Mr. Keenan previously held various positions with us since 2000, including serving as Vice President and Director of U.S. Human Resource operations from 2004 to 2007. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Vincent A. Maffeo*	60	Executive Vice President and General Counsel since 2010. Prior to joining us in June 2010, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Anthony J. Moraco*	51	Executive Vice President for Operations and Performance Excellence since August 2010. Mr. Moraco served as Business Unit General Manager and deputy of the Space and Geospatial Intelligence business unit from February 2006 to August 2010. Prior to joining us in 2006, Mr. Moraco was with the Boeing Company from 2000 to 2006 and served as the Deputy General Manager of Mission Systems in the Space & Intelligence Systems organization and also the Director of Homeland Security Technology Integration.

K. Stuart Shea*	54	Group President since 2007. Since joining us in 2005, Mr. Shea first served as Senior Vice President and Business Unit General Manager. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987.

Mark W. Sopp*	45	Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

*	Indicates an executive officer.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from our definitive Proxy Statement used in connection with the solicitation of proxies for our 2011 Annual Meeting of Stockholders (2011 Proxy Statement).

20  SAIC, Inc. Annual Report

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAI.” Prior to the November 2009 reclassification in which our Class A preferred stock was converted into common stock, our Class A preferred stock was not listed on a national securities exchange or traded in an organized over-the-counter market. Shares of our Class A preferred stock were convertible on a one-for-one basis into shares of common stock and had the same economic rights as shares of common stock.

Historical Stock Prices

The range of high and low sales prices at closing of our common stock on the NYSE for each fiscal quarter during the last two fiscal years was as follows:

	Fiscal 2011
Fiscal Quarter	High	Low
1st quarter (February 1, 2010 to April 30, 2010)	$19.70	$17.20
2nd quarter (May 1, 2010 to July 31, 2010)	$18.09	$16.43
3rd quarter (August 1, 2010 to October 31, 2010)	$17.16	$14.88
4th quarter (November 1, 2010 to January 31, 2011)	$16.69	$15.13

	Fiscal 2010
Fiscal Quarter	High	Low
1st quarter (February 1, 2009 to April 30, 2009)	$20.28	$16.98
2nd quarter (May 1, 2009 to July 31, 2009)	$18.94	$16.97
3rd quarter (August 1, 2009 to October 31, 2009)	$18.93	$17.38
4th quarter (November 1, 2009 to January 31, 2010)	$19.45	$17.64

Holders of Common Stock

As of March 18, 2011, there were approximately 33,800 holders of record of our common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, except for a special dividend declared by Science Applications International Corporation in connection with the October 2006 reorganization merger and initial public offering. We do not expect to pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay dividends on our stock may be restricted by the provisions of Delaware law and covenants in our revolving credit facility.

SAIC, Inc. Annual Report  21

PART II

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from October 13, 2006 (the date our common stock commenced trading on the NYSE) through our fiscal year ended January 31, 2011 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index (formerly known as the Goldman Sachs Technology-Services Index). As of January 31, 2011, our common stock was a component of each of the comparison indices. The graph assumes an initial investment of $100 on October 13, 2006 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Purchases of Equity Securities

In December 2006, our board of directors authorized a stock repurchase program (the 2006 Repurchase Program) under which we could repurchase shares of our common stock as part of our overall strategy for capital allocation. We repurchased an aggregate of 82 million shares under the 2006 Repurchase Program. In December 2010, our board of directors terminated the 2006 Repurchase Program and authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of January 31, 2011, we have repurchased an aggregate of 10 million shares under the 2010 Repurchase Program, leaving 30 million shares remaining authorized for repurchase under this program.

The following table presents repurchases of our stock during the quarter ended January 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2010 – November 30, 2010	93,181	$15.81	—	6,802,503
December 1, 2010 – December 31, 2010	3,457,522	$15.86	3,098,574	36,901,426
January 1, 2011 – January 31, 2011	6,902,514	$16.21	6,678,961	30,222,465
Total	10,453,217	$16.09	9,777,535

22  SAIC, Inc. Annual Report

PART II

(1)	Includes shares purchased as follows:

	November	December	January
Under publicly announced plans or programs	—	3,098,574	6,678,961
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	87,405	253,631	191,321
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	5,776	105,317	32,232
Total	93,181	3,457,522	6,902,514

(2)	The 2010 Repurchase Program under which we may repurchase up to 40 million shares of our common stock was publicly announced in December 2010.

SAIC, Inc. Annual Report  23

PART II

Item 6. Selected Financial Data

The selected financial data set forth below is derived from our financial statements for each of the fiscal years in the five year period ended January 31, 2011. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the notes thereto contained within this Annual Report on Form 10-K.

	Year Ended January 31
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Consolidated Statement of Income Data:
Revenues	$11,117	$10,846	$10,070	$8,926	$8,060
Cost of revenues (1)	9,632	9,343	8,692	7,686	6,974
Selling, general and administrative expenses (1)	527	636	602	567	514
Operating income	958	867	776	673	572
Interest income (2)	2	2	20	56	116
Interest expense	(79)	(76)	(78)	(90)	(92)
Other income (expense), net	2	6	(15)	(6)	—
Income from continuing operations before income taxes	883	799	703	633	596
Provision for income taxes	(314)	(299)	(256)	(243)	(231)
Income from continuing operations	569	500	447	390	365
Income (loss) from discontinued operations, net of tax	49	(3)	5	26	25
Net income	$618	$497	$452	$416	$390
EPS:
Basic:
Income from continuing operations	$1.51	$1.26	$1.10	$.94	$1.03
Income (loss) from discontinued operations	.13	(.01)	.01	.06	.07
	$1.64	$1.25	$1.11	$1.00	$1.10
Diluted:
Income from continuing operations	$1.51	$1.24	$1.08	$.92	$1.00
Income from discontinued operations	.12	—	.01	.06	.07
	$1.63	$1.24	$1.09	$.98	$1.07

	January 31
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Consolidated Balance Sheet Data:
Total assets	$6,223	$5,295	$5,048	$4,981	$4,559
Long-term debt	1,849	1,103	1,099	1,098	1,199
Other long-term liabilities	135	195	182	148	102
Stockholders’ equity	2,491	2,291	2,084	1,868	1,502
Cash dividends per share declared and paid (2)	—	—	—	—	15

(1)

We classify indirect costs incurred within or allocated to our Government segment as overhead (included in cost of revenues) and general and administrative (G&A) expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2011, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently as either overhead or G&A expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reported G&A expenses in fiscal 2011 as compared to prior fiscal years; however, total operating costs were not affected by this change.

(2)

Prior to our October 2006 reorganization merger in which Science Applications International Corporation became a subsidiary of SAIC, Inc., Science Applications International Corporation declared a dividend of $2.45 billion. SAIC, Inc. then completed an initial public offering of its common stock for net proceeds of $1.24 billion. These transactions resulted in a decrease in interest-bearing securities.

24  SAIC, Inc. Annual Report

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Item 1A. Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2011 as “fiscal 2011.”

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

Our business is focused on solving issues of national and global importance in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments to expand our business in areas emphasizing: intelligence, surveillance and reconnaissance; cyber security; logistics, readiness and sustainment; energy and environment; and health technology. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through collaboration and better leveraging of key differentiators across our Company and the deployment of resources and investments into higher growth markets;

•

improving our operating income margin through strong contract execution and growth in higher-margin business areas and continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions;

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through internal growth initiatives, strategic acquisitions, stock repurchases and other uses as conditions warrant; and

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting.

Key financial highlights and events, including progress against these initiatives, during fiscal 2011 include:

•

Revenues increased 2% over the prior year with minimal internal revenue growth (as defined in “Non-GAAP Financial Measures”). Our revenue growth for fiscal 2011 was the result of an increase in materials and subcontract revenues on a number of programs in our Government segment partially offset by a decline in revenues in our Commercial segment primarily due to the expiration of an IT outsourcing contract in the United Kingdom in the first quarter of fiscal 2011. Revenue growth continues to be negatively impacted by ongoing industry-wide delays in procurement decisions, which has resulted in an increase in submitted proposals awaiting decisions.

•

Operating income as a percentage of revenues increased to 8.6% for fiscal 2011 from 8.0% for fiscal 2010. The increase in operating margin is primarily due to the favorable impact of a $56 million royalty payment received in fiscal 2011 in addition to strong program performance, particularly on certain fixed-price contracts.

•	Income from continuing operations for fiscal 2011 increased $69 million, or 14%, over the prior year primarily due to increased operating income of $91 million and a lower effective tax rate.

•

Diluted earnings per share from continuing operations for fiscal 2011 increased $.27 per share, or 22%, as compared to the prior year primarily due to a $69 million, or 14%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 24 million, or 6%, primarily due to stock repurchases.

•

Cash and cash equivalents increased $506 million during fiscal 2011, primarily due to $737 million generated from operations and net proceeds of $742 million from issuance of debt, partially offset by repurchases of our stock of $601 million and $382 million used to acquire businesses.

SAIC, Inc. Annual Report  25

PART II

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $12.8 billion for fiscal 2011, as compared to $9.5 billion in the prior year. Total backlog was $17.3 billion at January 31, 2011, an increase of approximately $1.7 billion from January 31, 2010.

Business Environment and Trends

In fiscal 2011, we generated 89% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 74% of our total revenues in fiscal 2011. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially defense spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities.

In February 2011, the Obama Administration submitted the Presidential Budget for the government fiscal year ending September 30, 2012 (GFY 2012) to Congress. We continue to assess the Administration’s proposed GFY 2012 budget and potential congressional reactions, as well as the impact of recent continuing resolutions and other legislative action required to fund the remainder of GFY 2011. A continuing resolution authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year (in this case, GFY 2010), but does not authorize new spending initiatives. If continuing resolutions remain in effect for an extended period of time, it could delay new contract awards, delay the procurement of products, services and solutions we provide, or result in new spending initiatives being cancelled.

Given current macroeconomic and debt concerns, there has been significant discussion about the future sustainability of U.S. Government spending levels and the possible need for spending cuts. The GFY 2012 Presidential Budget request is less than the GFY 2011 request, but more than the approved GFY 2010 budget. Overall, domestic discretionary spending is expected to decrease in the next few years, but the rate of decrease and the point at which it will flatten are still unclear. For the DoD, while the rate of budget growth is expected to decrease in the next two years and then be relatively flat, a decline is certainly possible in future years depending on economic conditions and deficit concerns.

The GFY 2012 Presidential Budget submission contains a continuing focus on science, energy, and infrastructure, all of which are aligned with our capabilities, as well as the enduring requirement for a strong national defense. Our strategy and capabilities are aligned with a number of areas emphasized in the latest DoD budget and the Quadrennial Defense Review, including defense modernization, cyber security, training, countermeasures to weapons of mass destruction, homeland security, and intelligence, surveillance and reconnaissance programs. We believe that our capabilities and status as a platform agnostic system integrator position us to successfully compete for new and future contracts with the DoD.

Competition for contracts with the U.S. Government continues to be intense. The U.S. Government has increasingly used contracting processes that give it the ability to select multiple winners or pre-qualify certain contractors to provide various services or products at established general terms and conditions. Such processes include purchasing services and solutions using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles. This trend has served to increase competition for U.S. Government contracts. There are a number of additional risks and uncertainties which could impact our U.S. Government business. For more information on these risks and uncertainties, see “Item 1A. Risk Factors” in Part I of this Annual Report on Form 10-K.

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

Key Financial Metrics

Sources of Revenues

Our revenues are generated primarily from contracts with the U.S. Government, commercial customers, and various foreign, state and local governments or from subcontracts with other contractors engaged in work with such customers. We perform under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

26  SAIC, Inc. Annual Report

PART II

We recognize revenues under cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance, as costs are incurred together with an estimate of applicable fees as we become contractually entitled to reimbursement of costs and the applicable fees. We recognize revenues under our other contracts primarily using the percentage-of-completion method. Under the percentage-of-completion method, revenues are recognized based on progress towards completion, with performance measured by the cost-to-cost method, efforts-expended method or units-of-delivery method, all of which require estimating total costs at completion.

Bookings and Backlog. We received net bookings worth an estimated $12.8 billion and $9.5 billion during fiscal 2011 and 2010, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Government segment funded backlog primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Government segment funded backlog does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Commercial segment funded backlog represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

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

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2011	2010
	(in millions)
Government segment:
Funded backlog	$5,034	$4,684
Negotiated unfunded backlog	11,615	10,168
Total Government segment backlog	$16,649	$14,852
Commercial segment:
Funded backlog	$511	$568
Negotiated unfunded backlog	148	155
Total Commercial segment backlog	$659	$723
Total:
Funded backlog	$5,545	$5,252
Negotiated unfunded backlog	11,763	10,323
Total backlog	$17,308	$15,575

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. While backlog increased during fiscal 2011, contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decisions.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

SAIC, Inc. Annual Report  27

PART II

Contract Types. For a discussion of the types of contracts under which we generate revenue, see “Contract Types” in “Item 1. Business” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year Ended January 31
	2011	2010	2009
Cost-reimbursement	46%	48%	48%
T&M and FP-LOE	30	30	33
FFP	24	22	19
Total	100%	100%	100%

The increase in the percentage of revenues generated from FFP contracts for fiscal 2011 as compared to prior years was primarily due to increased deliveries of logistics, readiness and sustainment products and proprietary products in addition to a $56 million royalty payment received in fiscal 2011.

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics, readiness and sustainment business area, as well as through sales of our proprietary products, such as our border, port and mobile security products and our checked baggage explosive detection systems. While our proprietary products are more profitable, these products represent a small percentage of our M&S revenues and the majority of our M&S revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended January 31
	2011	Percent change	2010	Percent change	2009
	(dollars in millions)
Labor-related revenues	$6,331	1%	$6,289	5%	$6,007
As a percentage of revenues	57%		58%		60%
M&S revenues	4,786	5	4,557	12	4,063
As a percentage of revenues	43%		42%		40%

In recent years, the increase in relative proportion of M&S revenues as compared to labor-related revenues was primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers, in addition to a $56 million royalty payment received in fiscal 2011. The labor-related revenues in fiscal 2011 were relatively consistent as compared to fiscal 2010 while the increase in labor-related revenues in fiscal 2010 as compared to fiscal 2009 was primarily due to the start of several new programs and increases in both labor rates and the number of personnel performing on contracts.

Customer Concentration. In fiscal 2011, 2010, and 2009, 89%, 89% and 88%, respectively, of our total revenues were attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentage of total revenues from customers representing greater than 10% of our total revenues for each of the last three fiscal years was as follows:

	Year Ended January 31
	2011	2010	2009
U.S. Army	23%	23%	24%
U.S. Navy	13	12	12

Geographic Location. The majority of our services are performed by entities located in the United States. Revenues earned by entities located within the United States accounted for 99%, 99% and 98% of our total revenues in fiscal 2011, 2010 and 2009, respectively.

28  SAIC, Inc. Annual Report

PART II

Results of Operations

The following table summarizes our results of operations for the last three fiscal years:

	Year Ended January 31
	2011	Percent change	2010	Percent change	2009
	(dollars in millions)
Revenues	$11,117	2%	$10,846	8%	$10,070
Cost of revenues	9,632	3	9,343	7	8,692
Selling, general and administrative expenses:
General and administrative	318	(26)	431	2	424
Bid and proposal	154	(1)	156	18	132
Internal research and development	55	12	49	7	46
Operating income	958	10	867	12	776
As a percentage of revenues	8.6%		8.0%		7.7%
Non-operating expense, net	(75)		(68)		(73)
Income from continuing operations before income taxes	883	11	799	14	703
Provision for income taxes	(314)	5	(299)	17	(256)
Income from continuing operations	569	14	500	12	447
Income (loss) from discontinued operations, net of tax	49		(3)		5
Net income	$618	24	$497	10	$452

We classify indirect costs incurred within or allocated to our Government segment as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2011, we updated our disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently as either overhead or G&A expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reported G&A expenses in fiscal 2011 as compared to fiscal 2010 and 2009; however, total operating costs were not affected by this change.

Revenues. The following table summarizes changes in segment revenues for the last three fiscal years:

	Year Ended January 31
	2011	Percent change	2010	Percent change	2009
	(dollars in millions)
Government segment revenues	$10,743	3%	$10,390	8%	$9,582
As a percentage of total revenues	97%		96%		95%
Commercial segment revenues	381	(18)	462	(6)	491
As a percentage of total revenues	3%		4%		5%
Intersegment elimination	(7)	17	(6)	(100)	(3)
Total revenues	$11,117	2	$10,846	8	$10,070

Government segment revenues increased $353 million, or 3%, including internal revenue growth (as defined in “Non-GAAP Financial Measures”) of 1%, in fiscal 2011 as compared to fiscal 2010. Revenue growth continues to be negatively impacted by ongoing industry-wide delays in procurement decisions. However we had revenue growth in a number of areas, most significantly in our systems integration and logistics programs for tactical and mine resistant ambush protected vehicles (an increase of $175 million in fiscal 2011 as compared to fiscal 2010), a systems and software maintenance and upgrades program with the U.S. Army (an increase of $78 million in fiscal 2011 as compared to fiscal 2010), certain intelligence, surveillance, and reconnaissance system solutions for a variety of national security customers (an increase of $78 million in fiscal 2011 as compared to fiscal 2010), systems engineering solutions for the U.S. Navy (an increase of $65 million in fiscal 2011 as compared to fiscal 2010), an infrastructure support services program for an agency of the DoD (an increase of $50 million in fiscal 2011 as compared to fiscal 2010), and a counter improvised explosive device program for an agency of the DoD (an increase of $61 million in fiscal 2011 as compared to fiscal 2010). In addition, we recognized a $56 million royalty payment received in fiscal 2011 in connection with patents previously transferred to a third party (for a discussion of this matter, see Note 19 of the notes to the consolidated financial statements contained in this Annual Report on Form 10-K). These growth areas were partially offset by programs that declined year-over-year. The most significant declines arose from fewer deliveries of emergency responder equipment (a decrease of $99 million in fiscal 2011 as compared to fiscal 2010), a decline in revenues under an IT services contract with NASA (a decrease of $66 million in fiscal 2011 as compared to fiscal 2010) and a reduction in scope under the Army Brigade Combat Team Modernization program (a decrease of $62 million in fiscal 2011 as compared to fiscal 2010).

SAIC, Inc. Annual Report  29

PART II

Government segment revenues increased $808 million, or 8%, including internal revenue growth of 6%, in fiscal 2010 as compared to fiscal 2009. Internal revenue growth in the Government segment for fiscal 2010 was driven by increased activity in military logistics and supply chain management services for the DoD (an increase of $180 million in fiscal 2010 as compared to fiscal 2009). Additionally, we had increases in systems engineering solutions for the U.S. Navy (an increase of $91 million in fiscal 2010 as compared to fiscal 2009) and a systems and software maintenance and upgrades program for the U.S. Army (an increase of $60 million in fiscal 2010 as compared to fiscal 2009). Internal revenue growth was slowed by ongoing delays in procurement decisions. Government segment internal revenue growth was also negatively impacted by 1% due to a year-over-year decline in revenues related to an acquisition that had episodically high hurricane-related revenues in fiscal 2009, prior to its acquisition.

Commercial segment revenues decreased $81 million, or 18%, in fiscal 2011 as compared to fiscal 2010 due to the expiration of an IT outsourcing contract in the United Kingdom (representing a $43 million decline in revenues in fiscal 2011 as compared to fiscal 2010) and reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions.

Commercial segment revenues decreased $29 million, or 6%, in fiscal 2010 as compared to fiscal 2009 due to declines attributable to foreign currency exchange rates on our foreign operations ($17 million negative impact in fiscal 2010 as compared to fiscal 2009) as well as reduced volume in our consulting services and information technology business area, which we believe was due to continued declines in general economic conditions.

Intersegment elimination consists of revenues recognized by certain operating business units within the Government segment for consulting and information technology services provided to our Corporate and Other segment.

Operating Income. The following table summarizes changes in segment operating income for the last three fiscal years:

	Year Ended January 31
	2011	Percent change	2010	Percent change	2009
	(dollars in millions)
Government segment operating income	$964	12%	$862	12%	$773
As a percentage of related revenues	9.0%		8.3%		8.1%
Commercial segment operating income	18	(49)	35	(3)	36
As a percentage of related revenues	4.7%		7.6%		7.3%
Corporate and Other segment operating loss	(24)	(20)	(30)	(9)	(33)
Total operating income	$958	10	$867	12	$776
As a percentage of revenues	8.6%		8.0%		7.7%

Government segment operating income increased $102 million, or 12%, in fiscal 2011 and $89 million, or 12%, in fiscal 2010 as compared to the respective prior years. Government segment operating income for fiscal 2011 was favorably impacted by our receipt of a $56 million royalty payment. The increases in Government segment operating income in both fiscal 2011 and 2010 were also due to strong program performance, particularly on certain fixed-price contracts, and increased cost recovery on cost reimbursement contracts. In fiscal 2011, the increases in Government segment operating income were partially offset by increased amortization expense for intangible assets (an increase of $14 million in fiscal 2011 as compared to fiscal 2010) and increased severance charges related to organizational streamlining (an increase of $5 million in fiscal 2011 as compared to fiscal 2010). In fiscal 2010, the increases in Government segment operating income were partially offset by bid and proposal (B&P) and internal research and development (IR&D) costs, which increased as compared to fiscal 2009 primarily due to increased bid submittals to pursue revenue growth, coupled with higher B&P costs due to changes in government procurement practices. B&P expenses have increased in recent years due to an increasing level of contract bid protests on government awards, which may require a rebidding effort, and a shift in government procurement practices towards an increased volume of smaller awards and increased use of IDIQ contract vehicles. IDIQ contract vehicles are awarded to one or more contractors following a competitive bidding process and require contractors to prepare post-award bids and proposals to obtain individual task orders under the IDIQ contract. The level of B&P activities fluctuates depending on the timing of bidding opportunities.

Commercial segment operating income decreased $17 million, or 49%, for fiscal 2011 and $1 million, or 3%, for fiscal 2010 as compared to the respective prior years. The decrease in fiscal 2011 as compared to fiscal 2010 was primarily due to declines in revenue and associated profit resulting from the expiration of an IT outsourcing contract in the United Kingdom (a decrease of $14 million in fiscal 2011 as compared to fiscal 2010). There were also decreases in fiscal 2011 and 2010 as compared to the respective prior years due to reduced volume in our consulting services and information technology business area, which we believe was due to general economic conditions. In addition, severance costs for actions taken to reduce infrastructure costs increased by $3 million in fiscal 2011 as compared to the fiscal 2010.

30  SAIC, Inc. Annual Report

PART II

Corporate and Other segment loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to a business unit’s operating performance in the Government or Commercial segments. Corporate and Other segment operating loss decreased $6 million, or 20%, for fiscal 2011 as compared to fiscal 2010 primarily due to a decline in stock option expense of $4 million as a result of a decrease in the number of stock options issued in recent years and $3 million received for reimbursement of legal-related costs in connection with the resolution of a patent infringement matter in fiscal 2011 (for a discussion of this matter, see Note 19 of the notes to the consolidated financial statements contained in this Annual Report on Form 10-K). The decrease in fiscal 2010 as compared to fiscal 2009 was primarily due to a non-recurring gain on sale of real estate of $4 million in fiscal 2009.

Interest Income. Interest income was consistent in fiscal 2011 as compared to fiscal 2010 and decreased $18 million, or 90%, in fiscal 2010 as compared to fiscal 2009 primarily due to low market interest rates, a reduction in our average cash balance and the change in our investment strategy to a higher concentration invested in lower-yielding U.S. Treasury and government securities money market accounts in the latter part of fiscal 2009.

Interest Expense. Interest expense primarily reflects interest on our outstanding debt securities and notes payable. Interest expense increased $3 million, or 4%, for fiscal 2011 as compared to fiscal 2010 primarily due to the issuance of $750 million of additional debt in December 2010. Interest expense declined by $2 million, or 3%, for fiscal 2010 as compared to fiscal 2009 primarily due to the payment of an outstanding debt balance at the beginning of fiscal 2010.

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

Other Income (Expense), Net. The components of other income (expense), net were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Impairment losses on investments	$(4)	$(1)	$(14)
Net gain on sale of other investments	5	3	6
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	1	(9)
Other	1	3	2
Total other income (expense), net	$2	$6	$(15)

In fiscal 2009, we recognized $29 million of impairment losses on our ownership interests in Danet GmbH and certain private equity securities held by our venture capital subsidiary. These impairments were due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions. The carrying value of our investments as of January 31, 2011 was $13 million.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes was 35.6%, 37.4% and 36.4% in fiscal 2011, 2010 and 2009, respectively. The lower effective income tax rates for fiscal 2011 and fiscal 2009 as compared to fiscal 2010 were primarily due to the reversal of $7 million and $8 million, respectively, in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we are participating in the IRS Compliance Assurance Process, in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Income from Continuing Operations. Income from continuing operations increased $69 million, or 14%, in fiscal 2011 and $53 million, or 12%, for fiscal 2010 as compared to the respective prior year periods due to the increases in operating income as well as a lower effective tax rate in fiscal 2011 as compared to fiscal 2010.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.27 per share, or 22%, for fiscal 2011 as compared to fiscal 2010 primarily due to a $69 million, or 14%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 6%, or 24 million shares, primarily due to stock repurchases. Diluted EPS from continuing operations increased $.16 per share, or 15%, for fiscal 2010 as compared to fiscal 2009 primarily due to a $53 million, or 12%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 3%, or 12 million shares, primarily due to stock repurchases.

SAIC, Inc. Annual Report  31

PART II

Discontinued Operations. Discontinued operations for fiscal 2011, 2010 and 2009 primarily related to the sale of Telcordia Technologies, Inc. (Telcordia), which was completed in fiscal 2006. In fiscal 2011, discontinued operations reflects after-tax net gains of $49 million primarily related to the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary and resolution of other contingencies related to the sale of this former subsidiary. Our results of discontinued operations included pre-tax net losses of $6 million and $19 million in fiscal 2010 and 2009, respectively. We also sold a non-strategic component of a business within the Government segment in fiscal 2010. The operating results of the discontinued operations prior to sale for fiscal 2010 and 2009 were not material. In fiscal 2009, we recorded a reduction in the provision for income taxes of discontinued operations of $17 million due to the reversal of uncertain tax positions as a result of the settlement of federal and state tax audits for amounts lower than the recorded amounts and the expiration of statutes of limitation for certain tax years.

Net Income and Diluted EPS. Net income increased $121 million, or 24%, for fiscal 2011 as compared to fiscal 2010. The increase in net income for fiscal 2011 as compared to fiscal 2010 reflects an increase in income from continuing operations of $69 million and an increase in income from discontinued operations of $52 million. Diluted EPS increased $.39 per share, or 31%, for fiscal 2011 as compared to fiscal 2010 due to increases in net income and declines in the diluted number of shares outstanding as discussed above. Net income increased $45 million, or 10%, for fiscal 2010 as compared to fiscal 2009. The increase in net income for fiscal 2010 as compared to fiscal 2009 reflects an increase in income from continuing operations of $53 million and a decrease in income from discontinued operations of $8 million. Diluted EPS increased $.15 per share, or 14%, for fiscal 2010 as compared to fiscal 2009 due to increases in net income and declines in the diluted number of shares outstanding as discussed above.

Liquidity and Capital Resources

We had $1.367 billion in cash and cash equivalents at January 31, 2011, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities, and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility, which was amended and restated subsequent to January 31, 2011, and expires in fiscal 2016. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses and stock repurchases. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.367 billion and $861 million at January 31, 2011 and 2010, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Total cash flows provided by operations	$737	$620	$583
Total cash flows used in investing activities	(446)	(306)	(249)
Total cash flows provided by (used in) financing activities	187	(398)	(427)
Increase (decrease) in cash and cash equivalents from discontinued operations	29	4	(51)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	5	(16)
Total increase (decrease) in cash and cash equivalents	$506	$(75)	$(160)

Cash Provided by Operations. Cash flows from operations increased $117 million in fiscal 2011 as compared to fiscal 2010. Cash flows from operations were favorably impacted by improved cash management, including a reduction in the average time to collect receivables, and a $69 million increase in income from continuing operations. Cash flows from operations were partially offset by an increase in cash paid for income taxes for continuing operations ($62 million) and the funding of performance bonds on our contract with the Greek government ($23 million).

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

32  SAIC, Inc. Annual Report

PART II

$68 million decline in customer advance payments. Other significant drivers of cash flows from operations included an increase in accounts receivable related to growth in our operations while the average time to collect receivables increased slightly from fiscal 2009 to 2010 after it had declined significantly during the prior year.

Cash Used in Investing Activities. We used $446 million of cash in support of investing activities in fiscal 2011, including $382 million (net of cash acquired) to acquire three businesses and $74 million to purchase property, plant and equipment. We used $306 million of cash in support of investing activities in fiscal 2010, including $256 million (net of cash acquired) to acquire six businesses and $58 million to purchase property, plant and equipment. We used $249 million of cash in support of investing activities in fiscal 2009, including $201 million (net of cash acquired) to acquire two businesses and $59 million to purchase property, plant and equipment.

Cash Provided by (Used in) Financing Activities. We generated $187 million of cash from financing activities in fiscal 2011, including $742 million of net proceeds from the issuance of debt, $38 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $11 million in excess tax benefits associated with stock-based compensation partially offset by $601 million to repurchase shares of our stock. We used $398 million of cash in support of financing activities in fiscal 2010, including $474 million to repurchase shares of our stock and $18 million for payments on notes payable and long-term debt partially offset by $58 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $36 million in excess tax benefits associated with stock-based compensation. We used $427 million of cash in support of financing activities in fiscal 2009, including $445 million to repurchase shares of our stock and $113 million for payments on notes payable and long-term debt partially offset by $76 million in proceeds from the sale of stock under our ESPP and exercises of stock options and $56 million in excess tax benefits associated with stock-based compensation. Repurchases of stock for each of the last three fiscal years were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Under publicly announced repurchase plans	$565	$434	$382
Other stock repurchases	36	40	63
Total	$601	$474	$445

Stock Repurchase Program

In December 2006, our board of directors authorized a stock repurchase program (the 2006 Repurchase Program) under which we could repurchase shares of our common stock as part of our overall strategy for capital allocation. We repurchased an aggregate of 82 million shares under the 2006 Repurchase Program. In December 2010, our board of directors terminated the 2006 Repurchase Program and authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of January 31, 2011, there were 30 million shares remaining authorized for repurchase under this program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired in March 2010. As of January 31, 2011, the pension plan had an underfunded projected benefit obligation of $20 million and an unrecognized actuarial loss (pre-tax) of $34 million. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect to recognize charges (pre-tax) of approximately $10 million to $20 million from recognition of losses related to the underfunded pension obligations associated with certain plan participants whose pension plan assets and obligations are expected to transfer to a successor contractor and from related costs. The timing and definitive amount of the charges we will incur depends on the number of plan participants who elect to transfer their pension benefits to a successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the timing of the transfer of the pension plan assets and obligations. We will have continuing defined benefit pension obligations with respect to certain plan participants. However, as of March 2011, benefits are no longer accruing under the plan.

SAIC, Inc. Annual Report  33

PART II

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	January 31
	2011	2010
	(in millions)
$550 million 6.25% notes issued in fiscal 2003, due in July 2012	$550	$549
$450 million 4.45% notes issued in fiscal 2011, due in December 2020	448	—
$250 million 7.125% notes issued in fiscal 2003, due in July 2032	248	248
$300 million 5.50% notes issued in fiscal 2004, due in July 2033	296	296
$300 million 5.95% notes issued in fiscal 2011, due in December 2040	300	—
Capital leases and other notes payable	10	13
	1,852	1,106
Less current portion	3	3
Total	$1,849	$1,103

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 31, 2011. Our other notes payable have interest rates ranging up to 3.1% and are due on various dates through fiscal 2017. For additional information on our notes payable and long-term debt, see Note 7 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Credit Facility. We have an unused revolving credit facility providing for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. The facility contained financial covenants and customary restrictive covenants. As of January 31, 2011, we were in compliance with all covenants under the credit facility. Subsequent to January 31, 2011, we amended and restated our credit facility agreement. The amended and restated agreement provides a $750 million credit facility on similar terms and expires in fiscal 2016. For additional information on our credit facility, see Note 6 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 19 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Contractual Obligations

The following table summarizes, as of January 31, 2011, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2012	2013- 2014	2015- 2016	2017 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$3,393	$105	$712	$146	$2,430
Operating lease obligations (2)	654	139	206	137	172
Capital lease obligations	7	3	3	1	—
Estimated purchase obligations (3)	149	115	29	3	2
Other long-term liabilities (4)	135	66	50	13	6
Total contractual obligations	$4,338	$428	$1,000	$300	$2,610

(1)

Includes total interest payments on our outstanding debt of $105 million in fiscal 2012, $161 million in fiscal 2013-2014, $145 million in fiscal 2015-2016 and $1,129 million in fiscal 2017 and thereafter.

(2)	Excludes $46 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

34  SAIC, Inc. Annual Report

PART II

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. Government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see Note 9 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; liabilities for uncertain tax positions are based upon the fiscal year that the statute of limitations is currently expected to expire, a liability to reimburse a customer for cash advances on a contract that is periodically renewed is based upon the fiscal year that the most recent contract renewal is ending; and other liabilities are based on the fiscal year that the liabilities are expected to be realized.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 18 and 19 of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

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

SAIC, Inc. Annual Report  35

PART II

Although this change impacts contracts accounting for approximately two-thirds of our revenues, the result of the accounting change was immaterial to our consolidated financial position and results of operations for all periods presented because the resulting measurement of the progress toward completion under the two methods is not significantly different. Accordingly, the cumulative effect of the accounting change was recognized in the consolidated statement of income in the first quarter of fiscal 2011, rather than retrospectively applied to the prior period consolidated financial statements.

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

36  SAIC, Inc. Annual Report

PART II

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

Goodwill is assessed for impairment at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable. We perform our annual goodwill impairment assessment as of the beginning of the fourth quarter. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data with a consistent industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill. The goodwill impairment test process requires management to make significant judgments and assumptions, including revenue, profit and cash flow forecasts, about the business units to which goodwill is assigned. Misjudgments in this forecasting process could result in management not taking an impairment charge when one may be required. Our goodwill impairment tests performed for fiscal 2011, 2010, and 2009 did not result in any impairment of goodwill. The carrying value of goodwill as of January 31, 2011 was $1.678 billion.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2010, we recognized impairment losses of $6 million for intangible assets. We did not recognize any impairment losses on intangible assets in fiscal 2011 and 2009. The carrying value of intangible assets as of January 31, 2011 was $211 million.

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

SAIC, Inc. Annual Report  37

PART II

experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 12 of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Stock-Based Compensation. We account for stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value recognition provisions of this standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of our common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized. The expected term for all awards granted is derived from our historical experience except for awards granted to our outside directors, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of our stock and the implied volatility from traded options on our stock. We assumed weighted average volatilities of 25.1%, 30.6% and 26.2% for fiscal 2011, 2010 and 2009, respectively. All other assumptions held constant, a ten percentage point change in our fiscal 2011 volatility assumption would have increased or decreased the grant-date fair value of our fiscal 2011 option awards by approximately 30%.

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

38  SAIC, Inc. Annual Report

PART II

Internal revenue growth percentages for fiscal 2011 and 2010 were calculated as follows:

	Year Ended January 31
	2011	2010
	(dollars in millions)
Government segment:
Prior fiscal year’s revenues, as reported	$10,390	$9,582
Revenues of acquired businesses for the comparable prior year period	222	194
Prior fiscal year’s revenues, as adjusted	$10,612	$9,776
Current fiscal year’s revenues, as reported	10,743	10,390
Internal revenue growth	$131	$614
Internal revenue growth percentage	1%	6%
Commercial segment:
Prior fiscal year’s revenues, as reported	$462	$491
Revenues of acquired businesses for the comparable prior year period	—	6
Prior fiscal year’s revenues, as adjusted	$462	$497
Current fiscal year’s revenues, as reported	381	462
Internal revenue growth	$(81)	$(35)
Internal revenue growth percentage	(18)%	(7)%
Total:
Prior fiscal year’s revenues, as reported	$10,846	$10,070
Revenues of acquired businesses for the comparable prior year period	222	200
Prior fiscal year’s revenues, as adjusted	$11,068	$10,270
Current fiscal year’s revenues, as reported	11,117	10,846
Internal revenue growth	$49	$576
Internal revenue growth percentage	—%	6%

Recently Adopted and Issued Accounting Pronouncements

For additional information regarding recently adopted and issued accounting pronouncements, see Note 1 of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with inflation. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

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

SAIC, Inc. Annual Report  39

PART II

The table below provides information about our financial instruments at January 31, 2011 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value as of January 31, 2011
	(dollars in millions)
Assets:
Cash and cash equivalents (1)	$1,367	$—	$—	$—	$—	$—	$1,367	$1,367
Average interest rate	.3%	—	—	—	—	—

Liabilities:
Short-term and long-term debt:
Variable interest rate	$—	$1	$—	$—	$1	$1	$3	$3
Weighted average interest rate	—	3.1%	—	—	3.1%	3.1%

Fixed rate	$3	$552	$1	$1	$—	$1,300	$1,857	$1,927
Weighted average interest rate	5.2%	6.2%	4.7%	4.4%	—	5.6%

(1)

Includes $27 million denominated in British pounds, $7 million denominated in Euros, $3 million denominated in Canadian dollars, $1 million denominated in Indian rupees, $1 million denominated in Australian dollars and $1 million denominated in Korean Won.

At January 31, 2011 and 2010, our cash and cash equivalents included investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities, and investment-grade corporate securities, that had original maturities of three months or less. A 10% unfavorable interest rate movement would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies, principally British pounds, Euros, Canadian dollars and Indian rupees. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. We may enter into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to our ongoing business and operational financing activities. These contracts are designed to minimize our risk when we enter into transactions outside our functional currency. We do not use derivative instruments for trading or speculative purposes. As of January 31, 2011 and 2010, we had outstanding foreign currency forward contracts with a notional amount of $3 million and $9 million, respectively, with an immaterial fair value.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2011, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

40  SAIC, Inc. Annual Report

PART II

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2011 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

SAIC, Inc. Annual Report  41

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the internal control over financial reporting of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2011, of the Company and our report dated March 25, 2011, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2011

42  SAIC, Inc. Annual Report

PART II

Item 9B. Other Information

None.

SAIC, Inc. Annual Report  43

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For certain information required by Item 10 with respect to our executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to our board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on our website free of charge at www.saic.com by clicking on the links entitled “Corporate Governance” and then on “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Information with respect to our equity compensation plans as of January 31, 2011 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	25,956,447	(2)	$17.31	(3)	149,066,837	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	25,956,447		$17.31	(3)	149,066,837

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)

Represents 990,039 shares of our stock reserved for future issuance for the expected number of shares of stock to be issued for performance-based stock awards under the 2006 Equity Incentive Plan and 24,966,408 shares of our stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based stock awards which will not require any payment upon issuance of those shares.

(4)

Represents 27,988,064 shares of our stock under the 2006 Employee Stock Purchase Plan and 121,078,773 shares of our stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 9 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 9 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares initially available for issuance under the 2006 Equity Incentive Plan was 75 million. The 2006 Equity Incentive

44  SAIC, Inc. Annual Report

PART III

Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 30 million shares, (ii) five percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the board of directors or compensation committee. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased by the Company at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, (iii) that are retained upon exercise of a stock appreciation right or (iv) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2011 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

SAIC, Inc. Annual Report  45

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

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, as amended and restated as of July 24, 2006, by and among Science Applications International Corporation, Registrant and SAIC Merger Sub, Inc. Incorporated by reference to Exhibit 2.1 to Registrant’s Post-Effective Amendment No. 3 to Form S-4 Registration Statement No. 333-128022, filed on July 25, 2006 with the SEC.

3.1	Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on November 17, 2009 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed on September 24, 2009 with the SEC.

4.1	Indenture dated June 28, 2002 between Science Applications International Corporation and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on July 3, 2002 with the SEC. (SEC File No: 0-12771.)

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Science Applications International Corporation, Registrant and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

4.3	Indenture dated as of December 20, 2010, among Registrant, Science Applications International Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed on December 22, 2010 with the SEC.

4.4	Registration Rights Agreement, dated as of December 20, 2010, among Registrant, Science Applications International Corporation and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed on December 22, 2010 with the SEC.

10.1	Assignment and Assumption Agreement, dated October 16, 2006, between Registrant and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.2	Guaranty of Registrant, dated October 13, 2006, in favor of Citicorp USA, Inc, in its capacity as administrative agent, and other lenders. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 17, 2006 with the SEC.

10.3*	Registrant’s 2006 Equity Incentive Plan (as amended May 30, 2008). Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 as filed on June 4, 2008 with the SEC.

10.4*	Science Applications International Corporation’s Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.5*	Science Applications International Corporation’s Management Stock Compensation Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.6*	Science Applications International Corporation’s Keystaff Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

46  SAIC, Inc. Annual Report

PART IV

Exhibit Number	Description of Exhibit
10.7*	Science Applications International Corporation’s Key Executive Stock Deferral Plan, as amended and restated effective January 1, 2005, as further amended. Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.8*	Registrant’s 2006 Employee Stock Purchase Plan, as amended and restated effective July 1, 2010. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 as filed on September 3, 2010 with the SEC.

10.9*	Science Applications International Corporation’s 401(k) Excess Deferral Plan effective as of January 1, 2011.

10.10*	Form of Stock Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.11*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.12*	Form of Nonstatutory Stock Option Agreement of Registrant’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011).

10.13*	Form of Stock Award Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.14*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.15*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Registrant’s 2006 Equity Incentive Plan (covering options granted after February 18, 2011).

10.16*

Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.17*	Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 as filed on June 4, 2010 with the SEC.

10.18*	Science Applications International Corporation’s 1999 Stock Incentive Plan, as amended through August 15, 1999. Incorporated by reference to Exhibit 10(e) to Science Applications International Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as filed on April 27, 2000 with the SEC. (SEC File No: 0-12771.)

10.19*	Science Applications International Corporation’s Bonus Compensation Plan, as restated effective July 9, 1999. Incorporated by reference to Annex III to Science Applications International Corporation’s Proxy Statement for the 1999 Annual Meeting of Stockholders as filed on April 29, 1999 with the SEC. (SEC File No: 0-12771.)

10.20	Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006 as filed on June 9, 2006 with the SEC.

10.21	Letter Amendment, dated effective August 23, 2006, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2006 as filed on September 5, 2006 with the SEC.

10.22	Letter Amendment No. 2, dated effective July 31, 2007, to Five Year Credit Agreement, dated June 6, 2006, by and among Science Applications International Corporation, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association, as syndication agent, and other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on August 1, 2007 with the SEC.

SAIC, Inc. Annual Report  47

PART IV

Exhibit Number	Description of Exhibit
10.23*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC.

10.24*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 as filed on September 4, 2008 with the SEC.

10.25*	Employment Letter Agreement between Science Applications International Corporation and Mark Sopp, dated as of November 17, 2005. Incorporated by reference to Exhibit 10.1 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC. (SEC File No: 0-12771.)

10.26*	Stock Offer Letter dated November 14, 2005 to Mark Sopp from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Science Applications International Corporation’s Current Report on Form 8-K as filed on November 28, 2005 with the SEC. (SEC File No: 0-12771.)

10.27*	Employment Letter Agreement dated June 19, 2009, between Walter P. Havenstein and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

10.28*	Stock Offer Letter dated June 19, 2009, to Walter P. Havenstein from Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 23, 2009 with the SEC.

21	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Patent License and Assignment Agreement dated as of August 12, 2005 between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to Registrant’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.2 †	Amendment No. 1 dated as of November 2, 2006 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to Registrant’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.3	Amendment No. 2 dated as of March 12, 2008 to Patent License and Assignment Agreement between Science Applications International Corporation and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to Registrant’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.4 †	Professional Services Contract effective September 7, 1999 between Science Applications International Corporation and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to Registrant’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits.

48  SAIC, Inc. Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIC, Inc.

By	/s/ Walter P. Havenstein
Walter P. Havenstein Chief Executive Officer

Dated: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter P. Havenstein Walter P. Havenstein	Principal Executive Officer and Director	March 25, 2011

/s/ Mark W. Sopp Mark W. Sopp	Principal Financial Officer	March 25, 2011

/s/ John R. Hartley John R. Hartley	Principal Accounting Officer	March 25, 2011

/s/ A. Thomas Young A. Thomas Young	Chair of the Board	March 25, 2011

/s/ France A. Córdova France A. Córdova	Director	March 25, 2011

/s/ Jere A. Drummond Jere A. Drummond	Director	March 25, 2011

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 25, 2011

/s/ John J. Hamre John J. Hamre	Director	March 25, 2011

/s/ Miriam E. John Miriam E. John	Director	March 25, 2011

/s/ Anita K. Jones Anita K. Jones	Director	March 25, 2011

/s/ John P. Jumper John P. Jumper	Director	March 25, 2011

/s/ Harry M. J. Kraemer, Jr. Harry M. J. Kraemer, Jr.	Director	March 25, 2011

/s/ Lawrence C. Nussdorf Lawrence C. Nussdorf	Director	March 25, 2011

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Director	March 25, 2011

/s/ Louis A. Simpson Louis A. Simpson	Director	March 25, 2011

SAIC, Inc. Annual Report  49

SAIC, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

SAIC, Inc. Annual Report  F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAIC, Inc.

McLean, Virginia

We have audited the accompanying consolidated balance sheets of SAIC, Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SAIC, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 25, 2011

F-2  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2011	2010	2009
	(in millions, except per share amounts)
Revenues	$11,117	$10,846	$10,070
Costs and expenses:
Cost of revenues	9,632	9,343	8,692
Selling, general and administrative expenses	527	636	602
Operating income	958	867	776
Non-operating income (expense):
Interest income	2	2	20
Interest expense	(79)	(76)	(78)
Other income (expense), net	2	6	(15)
Income from continuing operations before income taxes	883	799	703
Provision for income taxes	(314)	(299)	(256)
Income from continuing operations	569	500	447
Discontinued operations (Note 17):
Income (loss) from discontinued operations before income taxes	77	(6)	(19)
Benefit (provision) for income taxes	(28)	3	24
Income (loss) from discontinued operations	49	(3)	5
Net income	$618	$497	$452
Earnings per share (Note 2):
Basic:
Income from continuing operations	$1.51	$1.26	$1.10
Income (loss) from discontinued operations	.13	(.01)	.01
	$1.64	$1.25	$1.11
Diluted:
Income from continuing operations	$1.51	$1.24	$1.08
Income from discontinued operations	.12	—	.01
	$1.63	$1.24	$1.09

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-3

SAIC, INC.

CONSOLIDATED BALANCE SHEETS

	January 31
	2011	2010
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,367	$861
Receivables, net	2,095	2,044
Inventory, prepaid expenses and other current assets	387	288
Total current assets	3,849	3,193
Property, plant and equipment, net	362	389
Intangible assets, net	211	106
Goodwill	1,678	1,434
Deferred income taxes	52	103
Other assets	71	70
	$6,223	$5,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,217	$1,191
Accrued payroll and employee benefits	528	512
Notes payable and long-term debt, current portion	3	3
Total current liabilities	1,748	1,706
Notes payable and long-term debt, net of current portion	1,849	1,103
Other long-term liabilities	135	195
Commitments and contingencies (Notes 14, 18 and 19)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized at January 31, 2011 and 2010, no shares issued and outstanding at January 31, 2011 and 2010	—	—
Common stock, $.0001 par value, 2 billion shares authorized, 362 million and 388 million shares issued and outstanding at January 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	2,090	2,096
Retained earnings	434	239
Accumulated other comprehensive loss	(33)	(44)
Total stockholders’ equity	2,491	2,291
	$6,223	$5,295

See accompanying notes to consolidated financial statements.

F-4  SAIC, Inc. Annual Report

SAIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total	Comprehensive Income
	Common stock	Preferred stock
	(in millions)
Balance at January 31, 2008	179	234	$1,804	$87	$(23)	$1,868
Net income	—	—	—	452	—	452	$452
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)	(26)
Issuances of stock	—	24	235	—	—	235	—
Repurchases of stock	(20)	(11)	(239)	(356)	—	(595)	—
Conversion of preferred stock to common stock	51	(51)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	56	—	—	56	—
Stock-based compensation	—	—	94	—	—	94	—
Balance at January 31, 2009	210	196	1,950	183	(49)	2,084	$426
Net income	—	—	—	497	—	497	$497
Other comprehensive income, net of tax	—	—	—	—	5	5	5
Issuances of stock	3	13	177	—	—	177	—
Repurchases of stock	(28)	(6)	(173)	(441)	—	(614)	—
Conversion of preferred stock to common stock	203	(203)	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	36	—	—	36	—
Stock-based compensation	—	—	106	—	—	106	—
Balance at January 31, 2010	388	—	2,096	239	(44)	2,291	$502
Net income	—	—	—	618	—	618	$618
Other comprehensive income, net of tax	—	—	—	—	11	11	11
Issuances of stock	9	—	83	—	—	83	—
Repurchases of stock	(35)	—	(202)	(423)	—	(625)	—
Excess tax benefits from stock-based compensation	—	—	11	—	—	11	—
Stock-based compensation	—	—	102	—	—	102	—
Balance at January 31, 2011	362	—	$2,090	$434	$(33)	$2,491	$629

See accompanying notes to consolidated financial statements.

SAIC, Inc. Annual Report  F-5

SAIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2011	2010	2009
	(in millions)
Cash flows from continuing operations:
Net income	$618	$497	$452
Loss (income) from discontinued operations	(49)	3	(5)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	111	93	89
Stock-based compensation	102	106	94
Excess tax benefits from stock-based compensation	(11)	(36)	(56)
Impairment losses	4	7	29
Other items	(4)	(7)	(3)
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(8)	(94)	4
Inventory, prepaid expenses and other current assets	(28)	54	(82)
Deferred income taxes	6	(18)	4
Other assets	—	3	(3)
Accounts payable and accrued liabilities	(24)	(32)	67
Accrued payroll and employee benefits	19	18	(73)
Income taxes payable	6	20	43
Other long-term liabilities	(5)	6	23
Total cash flows provided by continuing operations	737	620	583
Cash flows from investing activities:
Expenditures for property, plant and equipment	(74)	(58)	(59)
Acquisitions of businesses, net of cash acquired of $10, $8 and $5 in fiscal 2011, 2010 and 2009, respectively	(382)	(256)	(201)
Net payments for purchase price adjustments related to prior year acquisitions	—	(2)	(3)
Other	10	10	14
Total cash flows used in investing activities of continuing operations	(446)	(306)	(249)
Cash flows from financing activities:
Issuance of long-term debt, net of offering costs	742	—	—
Payments on notes payable and long-term debt	(3)	(18)	(113)
Sales of stock and exercises of stock options	38	58	76
Repurchases of stock	(601)	(474)	(445)
Excess tax benefits from stock-based compensation	11	36	56
Other	—	—	(1)
Total cash flows provided by (used in) financing activities of continuing operations	187	(398)	(427)
Increase (decrease) in cash and cash equivalents from continuing operations	478	(84)	(93)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(23)	3	(41)
Cash provided by (used in) investing activities of discontinued operations	52	1	(10)
Increase (decrease) in cash and cash equivalents from discontinued operations	29	4	(51)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	5	(16)
Total increase (decrease) in cash and cash equivalents	506	(75)	(160)
Cash and cash equivalents at beginning of year	861	936	1,096
Cash and cash equivalents at end of year	$1,367	$861	$936

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

The Company may sell or dispose (or management may commit to plans to sell or dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented. Prior year amounts are adjusted for consistency with the current year’s presentation.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ended January 31, 2011 is referred to as “fiscal 2011” in these notes to consolidated financial statements.

Stock Reclassification

In November 2009, the Company completed a reclassification in which each share of Class A preferred stock was converted into one share of common stock. Shares of Class A preferred stock had the same economic rights as shares of common stock; however, holders of Class A preferred stock were entitled to 10 votes per share while holders of common stock were entitled to one vote per share. This conversion did not impact the Company’s consolidated financial position or results of operations, other than increasing the number of common shares outstanding and eliminating the preferred shares outstanding.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract related assets and liabilities are classified as current assets and current liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information and actual results could differ from those estimates.

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

SAIC, Inc. Annual Report  F-7

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although this change impacts contracts accounting for approximately two-thirds of the Company’s revenues, the result of the accounting change was immaterial to the Company’s consolidated financial position and results of operations for all periods presented because the resulting measurement of the progress toward completion under the two methods is not significantly different. Accordingly, the cumulative effect of the accounting change was recognized in the consolidated statement of income in the first quarter of fiscal 2011, rather than retrospectively applied to the prior period consolidated financial statements.

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

F-8  SAIC, Inc. Annual Report

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

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. The Company does not believe it has significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. Government. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year.

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

Pre-contract Costs

Costs incurred on projects as pre-contract costs are deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution. The Company records pre-contract costs when formal contracts have not yet been executed, and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized.

Fair Value of Financial Instruments

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

SAIC, Inc. Annual Report  F-9

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents.

Restricted Cash

The Company has restricted cash balances, primarily representing advances from a customer, that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash is reflected in inventory, prepaid expenses and other current assets in the Company’s consolidated financial statements.

Investments

Investments in affiliates and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the affiliates’ net income or loss and does not consolidate the affiliates’ assets and liabilities. Equity investments in affiliates over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

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

Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Equipment	Straight-line or declining-balance	2-10
Building	Straight-line	20-40
Building improvements and leasehold improvements	Straight-line	Shorter of lease term or 25

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

Beginning in fiscal 2009, in an effort to improve the Company’s cost structure, improve utilization of building space and generate funds for investments in growth initiatives, management committed to a plan to sell certain company-owned facilities. As of January 31, 2011, there were certain facilities that are reported as held for sale within the Corporate and Other segment.

F-10  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

The Company evaluates goodwill (Note 5) for potential impairment annually at the beginning of the fourth quarter, or if events or circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a combination of two valuation methods, a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units, which include the allocated goodwill. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill.

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

Selling, General and Administrative Expenses

The Company classifies indirect costs incurred within or allocated to its Government segment as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2011, the Company updated its disclosure statements with the Defense Contract Management Agency, resulting in certain costs being classified differently either as overhead or as general and administrative expenses on a prospective basis. This change has caused a net increase in reported cost of revenues and a net decrease in reporting selling, general and administrative expenses in fiscal 2011 as compared to fiscal 2010; however, total operating costs were not affected by this change. Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development expenses.

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

SAIC, Inc. Annual Report  F-11

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2011, the Company’s cash and cash equivalents, which include investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities, bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government.

Foreign Currency

The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized in the statement of income.

Accounting Standards Updates Adopted

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which became effective for the Company during the year ended January 31, 2011. This update expands the disclosure requirements regarding an entity’s allowance for credit losses and the quality of its financing receivables. The expanded disclosure requirements do not apply to trade account receivables arising from the sale of goods or services with contractual maturities of one year or less. The majority of the Company’s accounts receivable, including unbilled accounts receivable, result from sales to the U.S. Government, which are presumed to be free of credit risk, and have contractual maturities of less than one year. Accordingly, the expanded disclosure requirements are not applicable to the Company’s receivables with the U.S. Government.

During the fiscal years presented, the Company adopted various other accounting standards issued by the FASB, none of which had a material effect on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

In the descriptions of accounting standards updates that follow, references to descriptive titles in “italics” relate to the FASB Accounting Standards Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In October 2009, the FASB issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements”. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning February 1, 2011 and will be applied prospectively. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements”. This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provides guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhances the disclosure requirements related to these arrangements. This update is effective for arrangements entered into or materially modified by the Company after January 31, 2011 and will be applied prospectively. The adoption of this accounting standard update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other new accounting standards and updates issued but not effective until after January 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

F-12  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Earnings per Share:

In calculating EPS using the two-class method, the Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities). Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$569	$500	$447
Less allocation of undistributed earnings to participating securities	18	15	13
Income from continuing operations, for computing basic EPS	$551	$485	$434
Net income, as reported	$618	$497	$452
Less allocation of undistributed earnings to participating securities	20	15	13
Net income, for computing basic EPS	$598	$482	$439
Diluted EPS:
Income from continuing operations, as reported	$569	$500	$447
Less allocation of undistributed earnings to participating securities	18	15	13
Income from continuing operations, for computing diluted EPS	$551	$485	$434
Net income, as reported	$618	$497	$452
Less allocation of undistributed earnings to participating securities	20	15	13
Net income, for computing diluted EPS	$598	$482	$439

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Basic weighted average number of shares outstanding	364	386	395
Dilutive common share equivalents—stock options and other stock awards	2	4	7
Diluted weighted average number of shares outstanding	366	390	402

Basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2011	2010	2009
Basic:
Income from continuing operations	$1.51	$1.26	$1.10
Income (loss) from discontinued operations	.13	(.01)	.01
	$1.64	$1.25	$1.11
Diluted:
Income from continuing operations	$1.51	$1.24	$1.08
Income from discontinued operations	.12	—	.01
	$1.63	$1.24	$1.09

SAIC, Inc. Annual Report  F-13

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Antidilutive stock options excluded	19	11	7
Performance-based stock awards excluded	1	1	—
Weighted average number of unvested stock awards outstanding excluded	12	12	12

Note 3—Composition of Certain Financial Statement Captions:

	January 31
	2011	2010
	(in millions)
Receivables, net:
Billed and billable receivables	$1,580	$1,556
Unbillable receivables, including contract retentions	524	498
Less allowance for doubtful accounts	(9)	(10)
	$2,095	$2,044
Inventory, prepaid expenses and other current assets:
Inventories	$116	$125
Prepaid expenses	43	36
Restricted cash	38	29
Deferred income taxes	44	34
Assets held for sale	39	6
Prepaid income taxes and tax refunds	59	19
Other	48	39
	$387	$288
Property, plant and equipment, net:
Computers and other equipment	$296	$274
Buildings and improvements	185	221
Leasehold improvements	187	168
Office furniture and fixtures	57	58
Land	33	44
Construction in progress	10	7
	768	772
Less accumulated depreciation and amortization	(406)	(383)
	$362	$389
Accounts payable and accrued liabilities:
Accounts payable	$464	$511
Accrued liabilities for materials, subcontractors and other items	634	525
Collections in excess of revenues on uncompleted contracts and deferred revenue	119	155
	$1,217	$1,191
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$261	$241
Accrued vacation	254	253
Accrued contributions to employee benefit plans	13	18
	$528	$512
Other long-term liabilities:
Accrued pension liabilities	$20	$42
Deferred compensation	35	39
Liabilities for uncertain tax positions	25	34
Other	55	80
	$135	$195

F-14  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Acquisitions:

The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. The Company completed acquisitions in the Government segment during the periods presented, which individually and in the aggregate were not considered material business combinations in the year acquired.

Acquisition information for the years presented was as follows:

	Year Ended January 31
	2011	2010	2009
	($ in millions)
Number of acquisitions	3	6	2
Aggregate purchase price:
Cash consideration (paid and accrued)	$389	$267	$209
Non-cash consideration	—	3	—
Contingent consideration	—	6	—
	$389	$276	$209

The most notable acquisitions in fiscal 2011 included Cloudshield Technologies, Inc. and Reveal Imaging Technologies, Inc. Cloudshield Technologies, Inc. is a provider of cyber security and management services solutions. This acquisition enhanced the Company’s cyber security offerings and positioned the Company to bring to market deep packet inspection solutions for high speed networks, enabling the Company to better meet emerging customer requirements. Reveal Imaging Technologies, Inc. is a provider of threat detection products and services. This acquisition enhanced the Company’s homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to the Company’s passenger and cargo inspections systems product offerings.

The most notable acquisitions in fiscal 2010 included R.W. Beck Group, Inc. and Science, Engineering and Technology Associates Corporation. R.W. Beck Group, Inc. is a provider of business, engineering, energy and infrastructure consulting services. This acquisition both enhanced the Company’s existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. Science, Engineering and Technology Associates Corporation, is a provider of intelligence, surveillance and reconnaissance information technologies. This acquisition enhanced the Company’s service offerings and capabilities by adding information technologies that detect human behaviors to identify human-borne suicide bombers.

The most notable acquisitions in fiscal 2009 included SM Consulting, Inc. and Icon Systems, Inc. SM Consulting, Inc. is a provider of language translation, interpretation and training, and other consulting services to federal, state and local governments and commercial customers. While this acquisition enhanced the Company’s existing capabilities and offerings, it also expanded the Company’s relationships with DoD customers in adjacent markets for these services. Icon Systems, Inc. is a provider of laser-based systems and products for military training and testing. This acquisition enhanced the Company’s wireless live training offerings.

The Company has not yet obtained all of the information required to complete the purchase price allocations related to the acquisitions made in fiscal 2011. The final purchase price allocations will be completed after the information identified by the Company has been received. Purchase price (preliminary or final) allocations for the years presented were as follows:

	Year Ended January 31
	2011	2010	2009
	($ in millions)
Purchase price allocations:
Goodwill:
Tax deductible goodwill	$16	$77	$178
Non-tax deductible goodwill	227	105	1
Identifiable intangible assets:
Customer relationships (finite-lived)	$9	$33	$22
Software and technology (finite-lived)	110	17	1
In-process research and development (indefinite-lived)	27	3	—
Weighted average lives of finite-lived intangibles:
Customer relationships	2 years	5 years	4 years
Software and technology	8 years	8 years	7 years
All finite-lived intangible assets	7 years	6 years	4 years

SAIC, Inc. Annual Report  F-15

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill by segment were as follows:

	Government	Commercial	Total
	(in millions)
Goodwill at January 31, 2009	$1,215	$34	$1,249
Acquisitions	181	—	181
Foreign currency translation	—	2	2
Adjustments	7	(5)	2
Goodwill at January 31, 2010	1,403	31	1,434
Acquisitions	243	—	243
Adjustments	1	—	1
Goodwill at January 31, 2011	$1,647	$31	$1,678

Goodwill adjustments in fiscal 2011 and 2010 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 31
	2011			2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$123	$67	$56	$119	$48	$71
Software and technology	157	37	120	58	31	27
Other	2	1	1	2	1	1
Total finite-lived intangible assets	282	105	177	179	80	99
Indefinite-lived intangible assets:
In-process research and development	30	—	30	3	—	3
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	34	—	34	7	—	7
Total intangible assets	$316	$105	$211	$186	$80	$106

Finite-lived intangible assets with a gross carrying value of $17 million became fully amortized in fiscal 2011 and are no longer reflected in the gross carrying value after becoming fully amortized.

The estimated annual amortization expense related to finite-lived intangible assets as of January 31, 2011 was as follows (in millions):

Year Ending January 31
2012	$40
2013	32
2014	28
2015	20
2016	17
2017 and thereafter	40
$177

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

F-16  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Revolving Credit Facility:

The Company had an unused revolving credit facility at January 31, 2011 providing for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2013. As of January 31, 2011 and 2010, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2011.

Other covenants restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities and to declare and pay a dividend on the Company’s stock. The revolving credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

Subsequent to January 31, 2011, the Company amended and restated the revolving credit facility. The amended and restated agreement provides a $750 million revolving credit facility with similar terms maturing in fiscal 2016.

Note 7—Notes Payable and Long-Term Debt:

The Company’s notes payable and long-term debt consisted of the following for the years presented:

			January 31
	Stated interest rate	Effective interest rate	2011	2010
			(in millions)
Senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	$550	$549
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.59%	448	—
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	—
Other notes payable due on various dates through fiscal 2017	0%-3.1%	Various	10	13
Total			1,852	1,106
Less current portion			3	3
Notes payable and long-term debt, net of current portion			$1,849	$1,103
Fair value of notes payable and long-term debt			$1,930	$1,165

Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The note discounts, issuance costs and the loss on the settlement of related treasury lock contracts are amortized to interest expense, which results in an effective interest rate that is higher than the stated interest rate of the notes.

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of January 31, 2011.

SAIC, Inc. Annual Report  F-17

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of notes payable and long-term debt are as follows (in millions):

Year Ending January 31
2012	$3
2013	553
2014	1
2015	1
2016	1
2017 and thereafter	1,301
Total principal payments	1,860
Less unamortized discount	8
$1,852

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

Foreign Currency Forward Contracts

Although the majority of the Company’s transactions are denominated in U.S. dollars, some transactions are denominated in foreign currencies. The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. The Company enters into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and intercompany transactions related to its ongoing business and operational financing activities. As of January 31, 2011, outstanding foreign currency forward contracts had an aggregate notional amount of $3 million with an immaterial fair value, which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input). Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the years ended January 31, 2011 and 2010, the Company recognized net gains from foreign currency forward contracts (included in other income, net) of $1 million.

Note 9—Retirement Plans:

Defined Contribution Plans

The Company sponsors several defined contribution plans, including the SAIC Retirement Plan (SRP) which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans was $159 million, $162 million and $159 million in fiscal 2011, 2010 and 2009, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the Keystaff Deferral Plan but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate (4.44% to 5.84% during fiscal 2011). Deferred balances are generally paid upon termination. Under the Key Executive Stock Deferral Plan (KESDP), eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (Note 10) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.

Beginning in January 2011, the Company sponsored a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary

F-18  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

once the participant has met the contribution limit imposed on the SAIC Retirement Plan. The Company will make a matching contribution to participants who have received a reduced Company contribution in the SAIC Retirement Plan due to the participant’s deferral of salary into the Excess Plan. As of January 31, 2011, there have been no participant deferrals or Company contributions related to the Excess Plan.

Defined Benefit Plans

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired in March 2010. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. The Company expects to recognize charges (pre-tax) of approximately $10 million to $20 million from recognition of losses related to the underfunded pension obligations associated with certain plan participants whose pension plan assets and obligations are expected to be transferred to a successor contractor and from related costs. The timing and definitive amount of the charges the Company will incur depends on the number of plan participants who elect to transfer their pension benefits to a successor contractor, the amount of assets and obligations to be transferred, the performance of the pension plan assets and the timing of the transfer of the pension plan assets and obligations. The Company will have continuing defined benefit pension obligations with respect to certain plan participants. However, as of March 2011, benefits are no longer accruing under the plan.

Funded Status. The following tables set forth the funded status and amounts recognized in the consolidated balance sheets for this plan.

	Year Ended January 31
	2011	2010
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$136	$99
Service cost	1	3
Interest cost	7	7
Plan participants’ contributions	—	1
Actuarial loss (gain)	(1)	18
Benefits paid	(3)	(4)
Contractual termination benefits	1	1
Curtailments	(8)	—
Foreign exchange rate changes	(2)	11
Projected benefit obligation at end of year	$131	$136
Change in plan assets:
Fair value of plan assets at beginning of year	$94	$64
Actual return on plan assets	11	17
Company contributions	10	9
Plan participants’ contributions	—	1
Benefits paid	(3)	(4)
Foreign exchange rate changes	(1)	7
Fair value of plan assets at end of year	$111	$94
Funded status at end of year	$(20)	$(42)

	January 31
	2011	2010
	(in millions)
Accumulated benefit obligation	$130	$127
Amounts recognized in the consolidated balance sheets consist of:
Accrued pension liability (other long-term liabilities)	$(20)	$(42)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (pretax)	$34	$50

SAIC, Inc. Annual Report  F-19

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s net periodic benefit cost for this plan were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Service cost	$1	$3	$3
Interest cost	7	7	7
Expected return on plan assets	(7)	(5)	(7)
Amortization of actuarial loss	1	3	1
Contractual termination benefits	1	1	—
	$3	$9	$4

The net actuarial loss included in accumulated other comprehensive loss (pre-tax) and expected to be recognized in net periodic benefit cost in fiscal 2012 is $1 million.

Actuarial Assumptions. The weighted-average assumptions used in determining the benefit obligations and the net periodic benefit cost of pension were as follows:

	January 31
	2011	2010
Assumptions used to determine benefit obligations at the plan’s measurement date:
Discount rate	5.6%	5.5%
Rate of compensation increase	4.4	4.3

	Year Ended January 31
	2011	2010	2009
Assumptions used to determine net periodic benefit cost:
Discount rate	5.5%	6.2%	6.2%
Expected long-term rate of return on plan assets	6.8	6.7	7.2
Rate of compensation increase	4.3	4.3	4.3

The overall expected long-term rate of return on plan assets assumption represents the expected average earnings on funds invested or to be invested by the plan. This return is based on a variety of factors including long-term historical market returns for each asset class in the plan and review of peer data. A weighting of these asset class returns, based on the actual allocation of the asset classes in the plan as of the beginning of the fiscal year, was performed to determine an overall expected long-term rate of return on plan assets.

Plan Assets. The following tables set forth the fair value of plan assets and related level of inputs used to determine the fair value of plan assets in each asset class as defined by the accounting standard for fair value measurements (Note 1):

January 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$44	$—	$44
United Kingdom government bonds	—	10	—	10
Corporate bonds	—	17	—	17
Cash	40	—	—	40
	$40	$71	$—	$111

January 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1 inputs)	Significant Other Observable Inputs (Level 2 inputs)	Significant Unobservable Inputs (Level 3 inputs)	Total
	(in millions)
Asset class:
International equity securities	$—	$60	$—	$60
United Kingdom government bonds	—	14	—	14
Corporate bonds	—	20	—	20
	$—	$94	$—	$94

F-20  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).

The overall investment strategy for pension plan assets is to utilize a total return investment approach whereby a mix of equity securities and fixed-income securities are used to produce a sufficient level of diversification and investment return over the long term for a prudent level of risk. Risk tolerance is established through consideration of plan demographics, plan liabilities, plan funded status and overall corporate financial condition. Consideration is also given to industry practices, long-term historical and prospective capital market returns, volatility, correlations among asset classes and relationships between the plan assets and liabilities. The assets are invested in liquid investments to satisfy benefit obligations as they become due. The investment portfolio contains a diversified blend of equity securities and fixed-income securities. As of January 31, 2011, the Company’s target asset allocation was 60% and 40% of total plan assets for equity securities and fixed-income securities, respectively. However, a large portion of plan assets was held as cash at January 31, 2011 in anticipation of a transfer of plan assets and obligations to a successor contractor.

Cash Flows. In fiscal 2012, the Company expects to contribute approximately $6 million to the defined benefit pension plan. The estimated annual benefit payments, which reflect expected future service, as appropriate, are expected to be $3 million for each of the years in fiscal 2012 to 2016. Total estimated benefit payments for fiscal 2017 through 2021 are expected to be $16 million.

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

Note 10—Stock-Based Compensation:

Plan Summaries. At January 31, 2011, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP). The Company issues new shares upon the issuance of stock awards or exercise of stock options under these plans.

The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 31, 2011, the Company has issued stock options, vested stock awards, restricted stock awards, performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or another change of control transaction as determined by the plan administrator, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2011, 121 million shares of the Company’s stock were reserved for future issuance under the 2006 Equity Incentive Plan.

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

The Company has an ESPP which allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2011, the discount was 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2011, 28 million shares were authorized and reserved for future issuance under the ESPP.

Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Stock-based compensation expense:
Stock options	$20	$31	$29
Vesting stock awards	76	71	64
Vested stock awards	1	1	1
Performance-based stock awards	5	3	—
Total stock-based compensation expense	$102	$106	$94
Tax benefits recognized from stock-based compensation	$40	$41	$37
Vested stock issued as settlement of annual bonus accruals	$4	$3	$3

Stock Options. Stock options may be granted with exercise prices no less than the fair value of the Company’s common stock on the date of grant and for terms not greater than ten years. All stock options granted under the 2006 Equity Incentive Plan have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. Stock options were granted with exercise prices equal to fair value on the date of grant.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company’s outside directors in fiscal 2011, 2010 and 2009, which is recognized over the vesting period of one year. The expected term of all awards granted is derived from the Company’s historical experience except for awards granted to the Company’s outside directors in fiscal 2011, 2010 and 2009, for which the expected term of awards granted is derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility is based on an average of the historical volatility of the Company’s stock and the implied volatility from traded options on the Company’s stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company uses historical data to estimate forfeitures.

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the three years ended January 31, 2011 were as follows:

	Year Ended January 31
	2011	2010	2009
Weighted average grant-date fair value	$3.96	$4.79	$4.52
Expected term (in years)	3.8	3.9	3.9
Expected volatility	25.1%	30.6%	26.2%
Risk-free interest rate	2.1%	1.5%	2.3%
Dividend yield	0%	0%	0%

F-22  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the three years ended January 31, 2011 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2008	53.5	$13.41	2.1	$294
Options granted	6.1	18.78
Options forfeited or expired	(3.2)	13.27
Options exercised	(16.5)	11.38		132
Outstanding at January 31, 2009	39.9	15.08	2.1	186
Options granted	5.5	18.41
Options forfeited or expired	(3.0)	15.57
Options exercised	(10.8)	13.22		57
Outstanding at January 31, 2010	31.6	16.26	2.0	66
Options granted	5.3	17.43
Options forfeited or expired	(2.8)	16.14
Options exercised	(9.1)	14.08		36
Outstanding at January 31, 2011	25.0	17.31	2.1	11
Vested and expected to vest in the future as of January 31, 2011	23.6	17.28	2.0	11

The following table summarizes activity related to exercises of stock options for the three years ended January 31, 2011 as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Cash received from exercises of stock options	$6	$17	$31
Stock exchanged at fair value upon exercises of stock options	41	116	156
Tax benefits realized from exercises of stock options	17	24	54

A summary of the options outstanding as of January 31, 2011 was as follows:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term	Stock options exercisable	Weighted average exercise price	Weighted average remaining contractual term
	(in millions)		(in years)	(in millions)		(in years)
$14.50 to $16.00	5.9	$14.73	0.2	5.9	$14.72	0.2
$16.01 to $17.50	4.7	17.42	4.2	—	—	—
$17.51 to $19.00	14.0	18.28	2.2	5.8	18.19	1.9
$19.01 to $21.00	0.4	20.11	2.2	0.2	20.08	2.2
	25.0	17.31	2.1	11.9	16.51	1.0

The aggregate intrinsic value for options exercisable at January 31, 2011 was $11 million.

As of January 31, 2011, there was $25 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans.

SAIC, Inc. Annual Report  F-23

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for the year ended January 31, 2011 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2010	12.1	$18.60
Awards granted	4.5	17.38
Awards forfeited	(1.3)	18.11
Awards vested	(3.6)	19.13
Unvested at January 31, 2011	11.7	18.03

As of January 31, 2011, there was $95 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The fair value of vesting stock awards that vested in fiscal 2011, 2010 and 2009 was $64 million, $55 million and $50 million, respectively.

Performance-Based Stock Awards. During the years ended January 31, 2011 and 2010, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. The number of shares that will ultimately be awarded can range from zero to 150% of the specified target awards based on the achievement of cumulative growth in diluted EPS from continuing operations and operating income margin, weighted equally, over a three fiscal year period. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained.

Performance-based stock award activity for the year ended January 31, 2011 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2010	0.6	$18.35
Awards granted	0.6	17.45
Awards forfeited	(0.2)	18.01
Outstanding at January 31, 2011	1.0	17.89

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

As of January 31, 2011, there was $8 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.7 years. As of January 31, 2011, there have been no vesting events for performance-based stock awards under the 2006 Equity Incentive Plan.

Note 11—Other Income (Expense), Net:

The components of other income (expense), net for the three years ended January 31, 2011 were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Impairment losses on investments	$(4)	$(1)	$(14)
Net gain on sale of other investments	5	3	6
Equity interest in earnings and impairment losses on investments in unconsolidated affiliates, net	—	1	(9)
Other	1	3	2
Total other income (expense), net	$2	$6	$(15)

In fiscal 2009, the Company recognized $29 million of impairment losses on its ownership interests in Danet GmbH and certain private equity securities held by its venture capital subsidiary. These impairments were due to other-than-temporary declines in their fair values caused by poor business performance, contraction in credit markets and general declines in global economic conditions. As of January 31, 2011, the carrying value of the Company’s investments was $13 million.

F-24  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Income Taxes:

Income from continuing operations before income taxes for the three years ended January 31, 2011 included the following:

	Year Ended January 31
	2011	2010	2009
	(in millions)
United States	$874	$781	$696
Foreign	9	18	7
Total	$883	$799	$703

The provision for income taxes related to continuing operations for the three years ended January 31, 2011 included the following:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Current:
Federal	$259	$266	$196
State	48	48	38
Foreign	—	5	7
Deferred:
Federal	8	(16)	15
State	(3)	(4)	—
Foreign	2	—	—
Total	$314	$299	$256

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the three years ended January 31, 2011 follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$309	$280	$246
State income taxes, net of federal tax benefit	29	28	25
Change in accruals for uncertain tax positions	(7)	3	(8)
Research and development credits	(8)	(6)	(5)
U.S. manufacturing activity benefit	(5)	(2)	(2)
Other	(4)	(4)	—
Total	$314	$299	$256
Effective income tax rate	35.6%	37.4%	36.4%

The lower effective tax rate for fiscal 2011 as compared to fiscal 2010 and 2009 was primarily due to the reversal of $7 million in accruals for unrecognized tax benefits as a result of the settlement of federal and state tax audits for amounts lower than the recorded accruals.

SAIC, Inc. Annual Report  F-25

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 31
	2011	2010
	(in millions)
Accrued vacation and bonuses	$90	$91
Investments	11	13
Deferred compensation	47	44
Vesting stock awards	75	65
Credits and net operating losses carryovers	28	11
Employee benefit contributions	6	13
Other	32	31
Total deferred tax assets	289	268
Deferred revenue	(51)	(59)
Fixed asset basis differences	(21)	(10)
Purchased intangible assets	(119)	(60)
Total deferred tax liabilities	(191)	(129)
Net deferred tax assets, before valuation allowance	98	139
Valuation allowance	(2)	(2)
Net deferred tax assets	$96	$137

Net deferred tax assets were as follows:

	January 31
	2011	2010
	(in millions)
Net current deferred tax assets	$44	$34
Net non-current deferred tax assets	52	103
Total net deferred tax assets	$96	$137

At January 31, 2011, the Company had $49 million of federal net operating loss (NOL) carryforwards, which will expire in fiscal 2019 to 2030 and $9 million in state tax credits, which will expire in fiscal 2016 to 2020. The Company expects to fully utilize these NOL carryforwards and state tax credits before expiration.

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Unrecognized tax benefits at beginning of year	$44	$31	$53
Additions for tax positions related to current year	1	10	9
Additions for tax positions related to prior years	1	9	5
Reductions for tax positions related to prior years	(8)	(1)	(5)
Settlements with taxing authorities	(12)	—	(30)
Lapse of statute of limitations	(3)	(5)	(1)
Unrecognized tax benefits at end of year	$23	$44	$31
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$17	$36	$23

In fiscal 2011 and 2009, the Company’s unrecognized tax benefits decreased primarily due to the resolution of certain tax contingencies with the tax authorities, including $7 million that was recognized as an income tax benefit in fiscal 2011 and $26 million ($17 million of which was related to discontinued operations) that was recognized as an income tax benefit in fiscal 2009.

The amount of interest and penalties recognized in the consolidated statements of income was $1 million and $5 million in fiscal 2010 and 2009, respectively. A negligible amount of interest and penalties were recognized in the consolidated statements of income in fiscal 2011. At January 31, 2011 and 2010, accrued interest and penalties totaled $5 million and $7 million, respectively.

F-26  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 31, 2011, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $26 million, $25 million of which is classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2010 included liabilities for uncertain tax positions of $48 million, $34 million of which were classified as other long-term liabilities on the consolidated balance sheet.

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

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $6 million of the Company’s unrecognized tax benefits including $3 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Note 13—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income (loss) were as follows for the years presented:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Net income	$618	$497	$452
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	15	(26)
Deferred taxes	—	(4)	10
Foreign currency translation adjustments, net of tax	(1)	11	(16)
Reclassification of realized loss on settled derivative instruments to net income	1	—	2
Deferred taxes	—	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	1	—	1
Pension liability adjustments	16	(8)	(15)
Deferred taxes	(5)	2	4
Pension liability adjustments, net of tax	11	(6)	(11)
Total other comprehensive income (loss), net of tax	11	5	(26)
Comprehensive income	$629	$502	$426

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired in March 2010. As of January 31, 2011, the pension plan had an underfunded projected benefit obligation of $20 million and an unrecognized actuarial loss (pre-tax) of $34 million. In April 2010, plan participants then performing services on the contract transferred to a successor contractor. These transfers gave rise to a curtailment gain, resulting in a reduction in the unrecognized actuarial loss (a component of accumulated other comprehensive loss) in the amount of $8 million (pre-tax) during fiscal 2011.

The components of accumulated other comprehensive loss were as follows:

	January 31
	2011	2010
	(in millions)
Foreign currency translation adjustments, net of taxes of $2 million as of January 31, 2011 and 2010	$(3)	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of January 31, 2011 and 2010	(5)	(6)
Unrecognized loss on defined benefit plan, net of taxes of $9 million and $14 million as of January 31, 2011 and 2010, respectively	(25)	(36)
Total accumulated other comprehensive loss, net of taxes of $15 million and $20 million as of January 31, 2011 and 2010, respectively	$(33)	$(44)

SAIC, Inc. Annual Report  F-27

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2011, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

Note 14—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment for each of the three years ended fiscal January 31, 2011 were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Gross rental expense	$179	$161	$147
Less lease and sublease income	(23)	(15)	(12)
Net rental expense	$156	$146	$135

In fiscal 2004, the Company was awarded a contract with the Greek Government (Note 18) that requires the Company to lease certain equipment under an operating lease from a subcontractor for ten years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $46 million related to this contract at January 31, 2011 is not reflected in the future minimum lease commitments table below.

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 31, 2011 are as follows:

Year Ending January 31	Operating lease commitment	Lease or sublease receipts
	(in millions)
2012	$139	$8
2013	115	8
2014	91	6
2015	75	4
2016	62	4
2017 and thereafter	172	42
Total	$654	$72

As of January 31, 2011, the Company had capital lease obligations of $7 million that are payable over the next five years.

Note 15—Supplementary Income Statement and Cash Flow Information:

Supplementary income statement information for the years presented were as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Depreciation and amortization expense for property, plant and equipment and assets acquired under capital leases	$70	$66	$59
Internal research and development costs included in selling, general and administrative expenses	$55	$49	$46
Amortization expense for finite-lived intangible assets	$41	$27	$30
Impairment losses for goodwill	$—	$—	$2
Impairment losses for intangible assets	$—	$6	$3

The impairment losses for goodwill and intangible assets recognized in fiscal 2009 was reflected in discontinued operations.

F-28  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary cash flow information, including non-cash investing and financing activities, for the years presented was as follows:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Increase (decrease) in accrued stock repurchases	$(17)	$24	$(6)
Fair value of assets acquired in acquisitions	$470	$314	$224
Cash paid in acquisitions, net of cash acquired of $10 million, $8 million and $5 million in fiscal 2011, 2010 and 2009, respectively	(382)	(256)	(201)
Non-cash consideration	—	(3)	—
Accrued acquisition payables, net	(4)	(10)	(9)
Liabilities assumed in acquisitions	$84	$45	$14
Cash paid for interest	$71	$71	$77
Cash paid for income taxes	$361	$273	$269

Note 16—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM) manages the operations within the Company for the allocation of resources, decision making and performance assessment.

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

Certain corporate expenses are reflected in segment operating income based on agreed-upon allocations to the business units or as required by CAS. Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. From time to time, certain operations may be transferred between the Company’s Government and Commercial segments with prior year amounts adjusted for consistency with the current year’s presentation and for discontinued operations.

The intersegment elimination consisted of revenues recognized by certain operating business units within the Government and Commercial segments for consulting and information technology services provided to the Company’s Corporate and Other segment.

SAIC, Inc. Annual Report  F-29

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize business segment information for the years presented:

	Year Ended January 31
	2011	2010	2009
	(in millions)
Revenues:
Government segment	$10,743	$10,390	$9,582
Commercial segment	381	462	491
Intersegment elimination	(7)	(6)	(3)
Total revenues	$11,117	$10,846	$10,070
Operating income (loss):
Government segment	$964	$862	$773
Commercial segment	18	35	36
Corporate and Other segment	(24)	(30)	(33)
Total operating income	$958	$867	$776
Depreciation and amortization:
Government segment	$106	$88	$76
Commercial segment	5	5	3
Corporate and Other segment	—	—	10
Total depreciation and amortization	$111	$93	$89

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, the financial information by geographic location is not presented.

The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues for the years presented were as follows:

	Year Ended January 31
	2011	2010	2009
U.S. Government	89%	89%	88%
U.S. Army	23%	23%	24%
U.S. Navy	13%	12%	12%

Note 17—Discontinued Operations:

The Company’s results of discontinued operations for fiscal year 2011, 2010 and 2009 primarily related to the sale of the Company’s former subsidiary Telcordia Technologies, Inc. (Telcordia), which was completed in fiscal 2006. In March 2001, Telcordia instituted arbitration proceedings against a customer, Telkom South Africa, as a result of a contract dispute. Pursuant to the definitive stock purchase agreement for the fiscal 2006 sale of Telcordia, the Company was entitled to receive the net proceeds from any settlement after deduction for tax liabilities incurred by Telcordia. In July 2010, Telcordia and Telkom South Africa settled all claims related to these arbitration proceedings. Under the settlement, Telkom South Africa paid $80 million plus amounts for value added taxes (VAT). In fiscal 2011, the Company and Telcordia subsequently executed an agreement which resolved matters related to the Telkom South Africa settlement and certain other contingencies related to the fiscal 2006 sale of Telcordia. The Company recorded after-tax gains of $49 million in discontinued operations related to these actions during the year ended January 31, 2011. The Company also sold a non-strategic component of a business within the Government segment in fiscal 2010. The operating results of the discontinued operations prior to sale for fiscal 2010 and 2009 were not material.

Subsequent to January 31, 2011, in order to better align its business portfolio with its strategy, the Company committed to a plan to sell the portion of its Commercial Business Services business unit that is focused on providing specialized information technology services to international oil and gas companies. The Commercial Business Services business unit is in the Company’s Commercial segment. The operating results of this business and any resulting gain on sale will be included in discontinued operations commencing with the first quarter of fiscal 2012. As of January 31, 2011, total assets and liabilities of the business to be disposed of included in the consolidated balance sheet were approximately $55 million and $30 million, respectively.

F-30  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Legal Proceedings:

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

The Company cooperated with the government’s investigation of this matter since the government initially contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and the results of discovery, the Company believes the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. Discovery in the case has been re-opened and extended until February 2011 for the limited purpose of allowing the defendants to take additional depositions of the plaintiffs’ proposed expert witnesses. The Company and each of the co-defendants have filed pending motions for summary judgment on various grounds. The court has set the case for trial in August 2011. Due to the complex nature of the legal and factual issues involved in this case, the outcome is uncertain. The Company has recorded a liability for an insignificant amount related to this matter as of January 31, 2011. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. As the case progresses, many factors will affect the ultimate amount of the potential loss if the Company is not successful in its defense of this lawsuit, including the outcome of pre-trial motions, and the court’s rulings on certain legal issues, such as the applicable measure of damages. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

The Customer took delivery of the System for use and operation during the Olympics which began in August 2004. The Customer performed acceptance testing on each of the subsystems comprising the System and alleged certain omissions and deviations in its test reports. The Company and the Customer executed contract modifications in March and September 2007 which established and clarified specific requirements and other contract terms.

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the modified contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. The Customer valued the omissions and deviations at $28 million, and the modified contract established a process for negotiating the final amount of the omissions and deviations. Approximately $1 million of this amount relates to work performed directly by the Company and the balance relates to work performed by the Company’s subcontractors. Upon System acceptance, the Company invoiced the Customer for approximately $19 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice or reduced the advance payment and performance bonds as required by the modified contract, and has refused to initiate the contractually required process to resolve the remaining alleged omissions and deviations.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking redress for these breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $96 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance

SAIC, Inc. Annual Report  F-31

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bond amounts totaling $26 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds. In April 2010, the Customer filed a supplementary answer asserting set-off claims against amounts sought by the Company and issued a letter purporting to disapprove of its November 2008 acceptance of the System. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the years ended January 31, 2011, 2010 and 2009. As of January 31, 2011, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $16 million of receivables relating to VAT as of January 31, 2011 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $34 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements as discussed above through the issuance of euro-denominated standby letters of credit. In May 2010, the Customer issued a letter purporting to terminate the portion of the contract relating to delivery of the System and to confirm the Company’s ongoing obligations to provide network services and System support and maintenance under the contract. Shortly thereafter, the Customer drew, and the Company funded, $26 million on the Company’s standby letters of credit relating to the delivery of the System. As of January 31, 2011, there were $7 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $26 million as of January 31, 2011, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract. The Company continues to believe that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation and therefore no additional loss is expected to be recorded as a result of the draw on the standby letters of credit.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor, has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The scope of the Greek government’s investigation includes allegations that (i) improper payments were made by Siemens in connection with the Greek contract and (ii) the Company/Siemens team misrepresented to the Greek State prior to contract award its technical capabilities and ability to perform the Greek contract within the contractual performance period. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. In January 2011, the Greek Parliament released a report that includes allegations regarding Siemens’ improper payments in Greece in connection with a number of contracts, including the Greek contract. The report does not allege that the Company had knowledge or participated in any improper payments by Siemens. If the Greek government’s investigation ultimately determines that improper payments were made in connection with the Greek contract, or that the Company/Siemens team misrepresented its technical capabilities, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for

F-32  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and vacated the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals remanded the False Claims Act counts to the District Court for further proceedings. The Company has recorded a liability for an insignificant amount related to this matter as of January 31, 2011, based on its assessment of the likely outcome of this matter.

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

In May 2010, VirnetX and Microsoft entered into a settlement and license agreement to settle all claims asserted by VirnetX against Microsoft in two lawsuits. Under the agreement, Microsoft made a one-time payment to VirnetX of $200 million in cash in exchange for dismissal of both lawsuits and VirnetX granting to Microsoft a worldwide, irrevocable, nonexclusive, non-sublicensable fully paid up license under VirnetX’s patents. Under the Company’s agreements with VirnetX, the Company was entitled to receive 35% of the proceeds from the settlement of litigation with Microsoft after reduction for out-of-pocket costs, including legal fees and expenses, of VirnetX and the Company incurred in connection with the litigation. During fiscal 2011, the Company received a royalty payment of $56 million in connection with this agreement, which was recognized as revenue, and reimbursement of approximately $3 million of legal fees and costs it incurred in connection with the litigation. The Company also paid $2 million as a royalty to the customer for which it developed some of the patented technologies to satisfy the Company’s obligation under the initial customer contract.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of January 31, 2011, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

Other Joint Ventures

The Company has a guarantee that relates only to claims brought by the sole customer of its joint venture, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which the Company will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. As of January 31, 2011, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

In conjunction with a contract award to one of the Company’s joint ventures, Research and Development Solutions, LLC (RDS), each of the three joint venture partners were required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award, which has a total estimated value of approximately $350 million. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2011, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.

SAIC, Inc. Annual Report  F-33

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Indemnification Claims

Following the closing of an acquisition in December 2006, the Company identified several potential indemnification claims against the sellers. The claims against the sellers include the failure of the acquired company to comply with certain terms of contracts with the U.S. Government that required the acquired company in certain circumstances to provide price reductions for goods and services if it charged other customers a price lower than the prices it charged the U.S. Government at the time of contract award (the price reductions claims). The Company has disclosed this apparent non-compliance by the acquired company to the government and is fully cooperating with the government’s ongoing review of the matter. In October 2010, the Company and the sellers signed an agreement to settle all outstanding indemnification claims, except for the price reductions claims. Following the settlement, the Company continues to have its indemnification rights relating to the price reductions claims in accordance with the acquisition agreement and an escrow fund is being maintained as security for these claims. Based on its current expectations, the Company believes that it has adequate recourse against the sellers for any expected liability to the government that may result from the price reductions claims.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, with respect to its role as a contractor to agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, general information technology system, budget and planning system, purchasing system, material management and accounting system, compensation system, labor system, indirect and other direct costs system, billing system and estimating system. Significant audits currently underway include the Company’s control environment and overall accounting, billing, and indirect and other direct cost systems, as well as reviews of the Company’s compliance with certain U.S. Government Cost Accounting Standards. In addition, the Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. These changes are currently being reviewed by the DCAA.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems and other government contractors systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect and other direct cost systems issued in 2005 and 2006. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. A finding of significant control deficiencies in the Company’s system audits can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and accepted. In addition, due to uncertainty created by the lack of timely completion of system and other audits, the Company has agreed to an insignificant downward adjustment to its provisional billing rates pending resolution of such uncertainty.

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

F-34  SAIC, Inc. Annual Report

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of January 31, 2011, the Company has recorded a liability of $30 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows (Note 12).

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $52 million at January 31, 2011, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $7 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. The Company also has outstanding surety bonds in the amount of $319 million, principally related to performance and payment bonds.

Other

The DoD is in the process of restructuring one of the Company’s largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the U.S. Department of Defense in July 2009 and January 2010. The Company received an undefinitized change order which required the Company to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $339 million from October 2009 through January 31, 2011 under the undefinitized change order. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $37 million and $34 million as of January 31, 2011 and 2010, respectively.

SAIC, Inc. Annual Report  F-35

SAIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2011
Revenues	$2,685	$2,794	$2,869	$2,769
Operating income	$207	$273	$258	$220
Income from continuing operations	$125	$158	$154	$132
Income from discontinued operations	$—	$31	$18	$—
Net income	$125	$189	$172	$132
Basic earnings per share (1)	$.32	$.50	$.46	$.36
Diluted earnings per share (1)	$.32	$.50	$.46	$.36

Fiscal 2010
Revenues	$2,649	$2,749	$2,765	$2,683
Operating income	$204	$221	$233	$209
Income from continuing operations	$117	$125	$135	$123
Loss from discontinued operations	$(1)	$(2)	$—	$—
Net income	$116	$123	$135	$123
Basic earnings per share (1)	$.29	$.31	$.34	$.31
Diluted earnings per share (1)	$.28	$.31	$.34	$.31

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

F-36  SAIC, Inc. Annual Report