Form 10-Q
period 2011-04-30
SAIC, Inc.
filed 2011-06-03
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of May 13, 2011, the registrant had 353,206,396 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended April 30
	2011	2010 as adjusted
	(in millions, except per share amounts)
Revenues	$2,688	$2,627
Costs and expenses:
Cost of revenues	2,357	2,305
Selling, general and administrative expenses	101	116
Operating income	230	206
Non-operating income (expense):
Interest income	1	—
Interest expense	(28)	(18)
Other income, net	4	—
Income from continuing operations before income taxes	207	188
Provision for income taxes	(77)	(64)
Income from continuing operations	130	124
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	2	—
Benefit (provision) for income taxes	(1)	1
Income from discontinued operations	1	1
Net income	$131	$125
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.36	$.32
Income from discontinued operations	.01	—
	$.37	$.32
Diluted:
Income from continuing operations	$.36	$.32
Income from discontinued operations	—	—
	$.36	$.32

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2011	January 31, 2011 as adjusted
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$1,367
Receivables, net	2,150	2,069
Inventory, prepaid expenses and other current assets	360	382
Assets of discontinued operations	53	49
Total current assets	3,845	3,867
Property, plant and equipment (less accumulated depreciation and amortization of $413 million and $398 million at April 30, 2011 and January 31, 2011, respectively)	351	359
Intangible assets, net	200	211
Goodwill	1,659	1,664
Deferred income taxes	44	51
Other assets	84	71
	$6,183	$6,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,225	$1,205
Accrued payroll and employee benefits	518	511
Income taxes payable	33	—
Notes payable and long-term debt, current portion	3	3
Liabilities of discontinued operations	26	29
Total current liabilities	1,805	1,748
Notes payable and long-term debt, net of current portion	1,848	1,849
Other long-term liabilities	135	135
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 353 million and 362 million shares issued and outstanding at April 30, 2011 and January 31, 2011, respectively	—	—
Additional paid-in capital	2,033	2,090
Retained earnings	369	408
Accumulated other comprehensive loss	(7)	(7)
Total stockholders’ equity	2,395	2,491
	$6,183	$6,223

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings as adjusted	Accumulated other comprehensive loss as adjusted	Total	Comprehensive Income
	(in millions)
Balance at January 31, 2011	362	$2,090	$408	$(7)	$2,491
Net income	—	—	131	—	131	$131
Other comprehensive income, net of tax	—	—	—	—	—	—
Issuances of stock	7	24	—	—	24	—
Repurchases of stock	(16)	(95)	(170)	—	(265)	—
Adjustments for income tax benefits from stock-based compensation	—	(11)	—	—	(11)	—
Stock-based compensation	—	25	—	—	25	—
Balance at April 30, 2011	353	$2,033	$369	$(7)	$2,395	$131

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended April 30
	2011	2010 as adjusted
	(in millions)
Cash flows from continuing operations:
Net income	$131	$125
Income from discontinued operations	(1)	(1)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	28	24
Stock-based compensation	24	23
Excess tax benefits from stock-based compensation	—	(14)
Gain on sale of assets	(8)	—
Other items	1	—
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(81)	(25)
Inventory, prepaid expenses and other current assets	7	(17)
Deferred income taxes	1	(2)
Other assets	(12)	—
Accounts payable and accrued liabilities	17	(51)
Accrued payroll and employee benefits	10	25
Income taxes payable	37	41
Other long-term liabilities	—	3
Total cash flows provided by continuing operations	154	131
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(9)	(25)
Acquisition of a business, net of cash acquired of $1 million in fiscal 2011	—	(140)
Proceeds from sale of property, plant and equipment	15	1
Other items	2	—
Total cash flows provided by (used in) investing activities of continuing operations	8	(164)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(1)	—
Sales of stock and exercises of stock options	7	13
Repurchases of stock	(246)	(291)
Excess tax benefits from stock-based compensation	—	14
Other items	(2)	—
Total cash flows used in financing activities of continuing operations	(242)	(264)
Decrease in cash and cash equivalents from continuing operations	(80)	(297)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(6)	8
Cash used in investing activities of discontinued operations	—	(2)
Increase (decrease) in cash and cash equivalents from discontinued operations	(6)	6
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(2)
Total decrease in cash and cash equivalents	(85)	(293)
Cash and cash equivalents at beginning of period	1,367	861
Cash and cash equivalents at end of period	$1,282	$568

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. is a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

The condensed consolidated financial statements include the accounts of SAIC, Inc. and all majority-owned and 100%-owned subsidiaries (collectively referred to as the Company). All intercompany transactions and accounts have been eliminated in consolidation.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of April 30, 2011, January 31, 2011 and for the three months ended April 30, 2011 and 2010 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2012 is referred to as “fiscal 2012” in these notes to condensed consolidated financial statements.

Discontinued Operations

During the three months ended April 30, 2011, in order to better align its business portfolio with its strategy, the Company committed to a plan and entered into a definitive agreement to sell certain components of the business, which were historically included in the Company’s Commercial segment, primarily focused on providing specialized information technology (IT) services to international oil and gas companies. Under terms of the definitive agreement, the Company will retain the assets and obligations of its defined benefit pension plan in the United Kingdom. The Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, will be recorded in continuing operations following the sale.

The operating results of discontinued operations for the periods presented were as follows:

	Three Months Ended April 30
	2011	2010 as adjusted
	(in millions)
Revenues	$45	$58
Costs and expenses:
Cost of revenues	36	47
Selling, general and administrative expenses	7	11
Income before income taxes	$2	$—

The major components of assets and liabilities of discontinued operations as of April 30, 2011 were receivables, net, of $29 million, goodwill of $14 million and current liabilities of $26 million.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pension Accounting Change

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. During the three months ended April 30, 2011, the Company committed to a plan and entered into a definitive agreement to sell the component of the business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Under terms of the definitive agreement, the Company will retain the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets, will be recorded in continuing operations following the sale.

On February 1, 2011, the Company elected to change its method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under the new accounting method, the Company recognizes all net actuarial gains or losses in excess of the corridor annually in the fourth quarter of each fiscal year and whenever a plan is remeasured. While the historical method of recognizing pension expense was acceptable, the Company believes that the new method is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in a more timely reflection of the effects of economic and interest rate conditions on plan obligations, investments and assumptions.

This change in accounting has been reported through retrospective application of the new method to all periods presented, which have been designated “as adjusted”. The effect of the change from inception of the plan to January 31, 2010 resulted in a $26 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax (a component of accumulated other comprehensive loss). The effect of the change on the previously reported balances as of January 31, 2011 and the balance as of April 30, 2011 was a $25 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax ( a component of accumulated other comprehensive loss). The accounting change did not have a material impact on the condensed consolidated statements of income for the three months ended April 30, 2011 and 2010.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended April 30
	2011	2010
	(in millions)
Stock exchanged at fair value upon exercises of stock options	$14	$28
Vested stock issued as settlement of annual bonus accruals	$3	$4
Increase (decrease) in accrued stock repurchases	$5	$(22)
Fair value of assets acquired in an acquisition	$—	$163
Less: cash paid in an acquisition, net of cash acquired of $1 million in fiscal 2011	—	(140)
Liabilities assumed in an acquisition	$—	$23
Cash paid for interest	$—	$—
Cash paid for income taxes	$7	$19

Accounting Standards Updates Adopted

In the descriptions of accounting standards updates that follow, references to descriptive titles in “italics” relate to the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In October 2009, the FASB issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements”. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update was effective for the Company beginning February 1, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provides guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhances the disclosure requirements related to these arrangements. This update is effective for arrangements entered into or materially modified by the Company after January 31, 2011 and has been applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

Other accounting standards and updates issued but not effective for the Company until after April 30, 2011, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Subsequent Event

Subsequent to the three months ended April 30, 2011, the Company completed a sale of real estate. The real estate sold had a carrying value of $29 million and was classified as held for sale as of April 30, 2011 and January 31, 2011.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2011	2010 as adjusted
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$130	$124
Less: allocation of undistributed earnings to participating securities	(4)	(4)
Income from continuing operations, for computing basic EPS	$126	$120
Net income, as reported	$131	$125
Less: allocation of undistributed earnings to participating securities	(4)	(4)
Net income, for computing basic EPS	$127	$121
Diluted EPS:
Income from continuing operations, as reported	$130	$124
Less: allocation of undistributed earnings to participating securities	(4)	(4)
Income from continuing operations, for computing diluted EPS	$126	$120
Net income, as reported	$131	$125
Less: allocation of undistributed earnings to participating securities	(4)	(4)
Net income, for computing diluted EPS	$127	$121

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2011	2010
	(in millions)
Basic weighted average number of shares outstanding	347	375
Dilutive common share equivalents—stock options and other stock awards	1	3
Diluted weighted average number of shares outstanding	348	378

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended April 30
	2011	2010 as adjusted
Basic:
Income from continuing operations	$.36	$.32
Income from discontinued operations	.01	—
	$.37	$.32
Diluted:
Income from continuing operations	$.36	$.32
Income from discontinued operations	—	—
	$.36	$.32

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended April 30
	2011	2010
	(in millions)
Antidilutive stock options excluded	23	16
Performance-based stock awards excluded	1	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended April 30
	2011	2010
	(in millions)
Stock options	$5	$6
Vesting stock awards	18	16
Performance-based stock awards	1	1
Total stock-based compensation expense	$24	$23

Stock Options. Stock options granted during the three months ended April 30, 2011 and 2010 have terms of seven years and five years, respectively, and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Three Months Ended April 30
	2011	2010
Weighted average grant-date fair value	$4.22	$4.25
Expected term (in years)	4.9	3.9
Expected volatility	23.4%	27.2%
Risk-free interest rate	2.2%	2.1%
Dividend yield	0%	0%

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the three months ended April 30, 2011 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2011	25.0	$17.31	2.1	$11
Options granted	3.9	16.92
Options forfeited or expired	(1.6)	15.52
Options exercised	(4.4)	14.67		8
Outstanding at April 30, 2011	22.9	17.87	2.8	2
Exercisable at April 30, 2011	10.5	18.05	1.8	1

Vesting Stock Awards. Vesting stock award activity for the three months ended April 30, 2011 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2011	11.7	$18.03
Awards granted	5.5	16.92
Awards forfeited	(0.3)	17.90
Awards vested	(3.5)	17.93
Unvested stock awards at April 30, 2011	13.4	17.60

The fair value of vesting stock awards that vested during the three months ended April 30, 2011 and 2010 was $60 million and $52 million, respectively.

Performance-Based Stock Awards. Performance-based stock award activity for the three months ended April 30, 2011 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2011	1.0	$17.89
Awards granted	0.5	16.92
Awards forfeited	—	—
Outstanding at April 30, 2011	1.5	17.54

Increases or decreases in the expected number of shares to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards. As of April 30, 2011, there have been no vesting events for performance-based stock awards.

Note 4—Goodwill and Intangible Assets:

Effective February 1, 2011, the Company redefined its reportable segments, Government and Commercial, into the following: Defense Solutions (DS); Health, Energy and Civil Solutions (HECS); and Intelligence and Cybersecurity Solutions (ICS) (see Note 7). The carrying value of goodwill by segment at January 31, 2011 has been recast to give effect to the change in reportable segments and for discontinued operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in the carrying value of goodwill by segment were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2011	$405	$634	$625	$1,664
Adjustments	—	—	(5)	(5)
Goodwill at April 30, 2011	$405	$634	$620	$1,659

Goodwill adjustments for the three months ended April 30, 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	April 30, 2011			January 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$121	$71	$50	$121	$65	$56
Software and technology	157	42	115	157	37	120
Other	2	1	1	2	1	1
Total finite-lived intangible assets	280	114	166	280	103	177
Indefinite-lived intangible assets:
In-process research and development	30	—	30	30	—	30
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	34	—	34	34	—	34
Total intangible assets	$314	$114	$200	$314	$103	$211

Amortization expense related to amortizable intangible assets was $11 million and $9 million for the three months ended April 30, 2011 and 2010, respectively.

There were no goodwill or intangible asset impairment losses during the three months ended April 30, 2011 and 2010.

The estimated annual amortization expense related to finite-lived intangible assets as of April 30, 2011 was as follows:

Fiscal Year Ending January 31
(in millions)
2012 (remainder of the fiscal year)	$29
2013	32
2014	28
2015	20
2016	17
2017	13
2018 and thereafter	27
$166

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

Note 5—Financial Instruments:

The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

corporate securities that have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of April 30, 2011, outstanding foreign currency forward contracts had an immaterial aggregate notional amount and an immaterial fair value, which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input). Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three months ended April 30, 2011 and 2010, the Company recognized net gains from foreign currency forward contracts (included in other income, net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

During the three months ended April 30, 2011, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility provides for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. As of April 30, 2011 and January 31, 2011, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of April 30, 2011.

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

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	April 30, 2011	January 31, 2011
	(in millions)
Senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	$550	$550
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.59%	448	448
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Capital leases and other notes payable due on various dates through fiscal 2017	0-3.1%	Various	9	10
Total			1,851	1,852
Less: current portion			3	3
Notes payable and long-term debt, net of current portion			$1,848	$1,849
Fair value of notes payable and long-term debt			$1,951	$1,930

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of April 30, 2011.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income for the periods presented were as follows:

	Three Months Ended April 30
	2011	2010 as adjusted
	(in millions)
Net income	$131	$125
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(2)
Deferred taxes	(1)	1
Foreign currency translation adjustments, net of tax	—	(1)
Pension liability adjustments	—	8
Deferred taxes	—	(2)
Pension liability adjustments, net of tax	—	6
Total other comprehensive income, net of tax	—	5
Comprehensive income	$131	$130

The components of accumulated other comprehensive loss were as follows:

	April 30, 2011	January 31, 2011 as adjusted
	(in millions)
Foreign currency translation adjustments, net of taxes of $1 million and $2 million as of April 30, 2011 and January 31, 2011, respectively	$(2)	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of April 30, 2011 and January 31, 2011	(5)	(5)
Total accumulated other comprehensive loss, net of taxes of $5 million and $6 million as of April 30, 2011 and January 31, 2011, respectively	$(7)	$(7)

As of April 30, 2011, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

Note 7—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

Historically, the CODM managed the Company’s operations at the business unit level, each of which reported to one of several operating groups. The Company’s business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations.

Effective February 1, 2011, the Company further aligned its operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, the CODM commenced management of the Company’s operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, the Company redefined its reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; and Intelligence and Cybersecurity Solutions. The Intelligence and Cybersecurity Solutions reportable segment represents the aggregation of the Intelligence, Surveillance, and Reconnaissance group and Cyber and Information Solutions business unit, which reports directly to the CODM, because they share similar economic characteristics, and similarities in the nature of products and services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation and network operations to a broad customer base. Defense Solutions also provides a wide range of logistics and product support solutions to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions include design and construction services, energy renewables, energy distribution/smart-grid, healthcare IT and research, and the detection of chemical, biological, radiological, nuclear, and explosive threats, including systems providing non-intrusive inspection of cargo and baggage. Major customers of Health, Energy and Civil Solutions primarily include U.S. federal government, state and local governmental agencies and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. To provide these capabilities, Intelligence and Cybersecurity Solutions delivers quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems leveraging deep understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions including systems that optimize decision-making in high rate, large volume, and complex data environments. In addition, Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats. Intelligence and Cybersecurity Solutions provides mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

The interim business segment information for the periods presented, with the prior year period recast to give effect to the change in reportable segments and for discontinued operations was as follows:

	Three Months Ended April 30
	2011	2010
	(in millions)
Revenues:
Defense Solutions	$1,137	$1,110
Health, Energy and Civil Solutions	669	694
Intelligence and Cybersecurity Solutions	884	825
Intersegment elimination	(2)	(2)
Total revenues	$2,688	$2,627
Operating income (loss):
Defense Solutions	$90	$84
Health, Energy and Civil Solutions	56	65
Intelligence and Cybersecurity Solutions	84	62
Corporate and Other	—	(5)
Total operating income	$230	$206

The intersegment elimination consists of revenues recognized by certain reportable segments for consulting and information technology services provided to Corporate and Other. Corporate and Other consists of the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the evaluation of a reportable segment’s performance.

Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

Note 8—Legal Proceedings:

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company cooperated with the government’s investigation of this matter since the government initially contacted the Company in September 2006. The Company also conducted its own internal review of the allegations made by the government. Based on the Company’s internal review, discussions with the government and the results of discovery, the Company believes the government’s claims lack merit and intends to vigorously defend itself against the allegations raised in the complaint. The court has set the case for trial in August 2011. Due to the complex nature of the legal and factual issues involved in this case, the outcome is uncertain. The Company has recorded a liability for an immaterial amount related to this matter as of April 30, 2011. However, there is a reasonable possibility of additional exposure to loss estimated to be up to approximately $230 million, representing the amount of the trebling of the claim for damages minus the value received by the customer, plus penalties. An adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract as modified. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $20 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $104 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $28 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended April 30, 2011 and 2010. As of April 30, 2011, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. However, the Company believes that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $16 million of receivables relating to value added taxes (VAT) as of April 30, 2011 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $37 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. In fiscal 2011, the Customer drew, and the Company funded, $28 million on the Company’s standby letters of credit relating to the delivery of the System. As of April 30, 2011, there were $6 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $27 million as of April 30, 2011, of which $22 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor, has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately finds evidence of Siemens wrong doing, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and vacated the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals remanded the False Claims Act counts to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of April 30, 2011, based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9—Other Commitments and Contingencies:

Timekeeping Contract with City of New York

Since 2000, the Company has performed under a systems development and implementation contract relating to an automated time and attendance and workforce management system (CityTime) for certain agencies of the City of New York (City). The Company has billed approximately $635 million under the contract through May 31, 2011. During fiscal 2011, the Company and the City entered into a contract amendment that provided for, among other things, modified performance requirements for the Company to complete the contract. The Company believes it has substantially completed its performance obligations under the amended contract and has outstanding receivables of approximately $40 million as of May 31, 2011, reflecting the amount owed by the City to the Company under the terms of the amended contract and prior amendments to the contract.

In the course of conducting an internal investigation of the CityTime program, the Company discovered that it could not validate all of the time recorded to the contract by its CityTime program manager. As a consequence, the Company could not determine the extent to which any time may have been incorrectly overbilled to the City for this employee. The Company then informed the City on May 23, 2011 that it had terminated the employment of this employee and offered to voluntarily refund approximately $2.5 million, representing all of this employee’s time directly billed to the City. The Company recorded a liability of approximately $2.5 million as of April 30, 2011, associated with its offer to refund this amount.

The U.S. Attorney’s Office for the Southern District of New York is conducting a criminal investigation relating to the CityTime program. In December 2010, the U.S. Attorney’s Office filed a criminal complaint against six individuals who were employees of the quality assurance vendor that was under a direct contract with the New York City Office of Payroll Administration, or

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

were principals of staffing firms that provided staff to the CityTime program as second-tier subcontractors to the Company, or were otherwise relatives of those individuals. On February 10, 2011, a federal grand jury indicted four of the individuals and added another individual defendant. On May 27, 2011, a criminal complaint was filed against the former Company employee whose time charges were subject to the refund offer. The complaint alleges that this former employee conspired to defraud the City into extending the duration of and overpaying for the CityTime project and personally received kickbacks totaling $5.6 million. It also alleges that he defrauded the Company by depriving it of his honest services, and charges him with money laundering to conceal proceeds of the fraudulent schemes. The Company is continuing to cooperate with the U.S. Attorney’s investigation but cannot predict its outcome.

Statements have been issued from the City’s Office of the Mayor and Office of the Comptroller indicating that the City’s Department of Investigation would conduct a more extensive investigation regarding the CityTime contract, and that the City would withhold payment of amounts owing to the Company until the investigation was complete. In addition, these statements have also indicated that the City intends to pursue the recovery of costs associated with the CityTime program that the City’s investigation reveals were improperly charged to the City. The City has not filed any claim against the Company or otherwise requested reimbursement or return of payments previously made to the Company and the Company has not recorded any liabilities relating to this contract other than the approximately $2.5 million it offered to refund. However, there is a reasonable possibility of additional exposure to loss that is not currently estimable if there is an adverse outcome. An adverse outcome of any of these investigations may result in non-payment of amounts owed to the Company, a demand for reimbursement of other amounts previously received by the Company under the contract, claims for additional damages, and/or fines and penalties, which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of April 30, 2011, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s compliance with certain U.S. Government Cost Accounting Standards. In addition, the Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. These changes are currently being reviewed by the DCAA.

Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA used in reviewing some of the Company’s systems and other government contractors systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, in April and July 2009, the DCAA rescinded its most recent audit reports on the Company’s accounting, billing, and indirect and other direct cost systems issued in 2005 and 2006. The current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached. A finding of significant control deficiencies in the Company’s system audits can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and accepted. In addition, due to uncertainty created by the lack of timely completion of system and other audits, the Company has agreed to an immaterial downward adjustment to its provisional billing rates pending resolution of such uncertainty.

Government audits and reviews may conclude that the Company’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. The Company’s receipt of adverse audit findings, or the failure to obtain an “adequate” determination of, its various accounting and management internal control systems, including changes to its indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of April 30, 2011, the Company has recorded a liability of $30 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, the Company is participating in the IRS Compliance Assurance Process, in which the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $4 million of the Company’s unrecognized tax benefits including $1 million of previously accrued interest, depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of April 30, 2011, the Company had liabilities for uncertain tax positions of $23 million, including $1 million related to discontinued operations.

During the three months ended April 30, 2011, the Company’s uncertain tax positions were reduced by $5 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $52 million at April 30, 2011, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $6 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. The Company also has outstanding surety bonds in the amount of $321 million, principally related to performance and payment bonds.

Other

The DoD is in the process of restructuring one of the Company’s largest programs, Army Brigade Combat Team Modernization. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the U.S. Department of Defense in July 2009, January 2010 and May 2011. The Company received an undefinitized change order which required the Company to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $399 million from October 2009 through April 30, 2011 under the undefinitized change order. The future volume and profitability of this program is dependent on the outcome of the change order negotiations.

SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related notes. The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as may be updated periodically through subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2012 as “fiscal 2012.”

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. We use the terms “Company,” “we,” “us,” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries.

Our business is focused on solving issues of national and global importance in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments to grow our business in areas emphasizing: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy, environment and infrastructure; and health information technology. Our significant long-term management initiatives include:

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

Key financial highlights and events, including progress against these initiatives, during the three months ended April 30, 2011 include:

•

Revenues for the three months ended April 30, 2011 increased 2% over the same period in the prior year, reflecting internal revenue growth (as defined in “Non-GAAP Financial Measures”) of 1%. Internal revenue growth was driven by increased activity in our Defense Solutions and Intelligence and Cybersecurity Solutions businesses partially offset by declines in our Health, Energy and Civil Solutions business. Internal revenue growth was also negatively impacted by one fewer business day, representing an approximate 2% decline in revenues, as compared with the same period in the prior year.

•

Operating income as a percentage of revenues increased to 8.6% for the three months ended April 30, 2011 from 7.8% for the three months ended April 30, 2010. The increase in operating margin is primarily due to strong program performance, more effective cost management, including cost savings associated with organizational streamlining, and a $6 million gain on the sale of real estate assets during the three months ended April 30, 2011.

•

Income from continuing operations for the three months ended April 30, 2011 increased $6 million, or 5%, over the same period in the prior year primarily due to increased operating income of $24 million partially offset by increases in interest expense of $10 million, as the result of the issuance of senior unsecured notes in December 2010, and an increase in the provision for income taxes of $13 million, which is reflective of a more normative tax rate.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended April 30, 2011 increased $.04 per share, or 13%, as compared to the same period in the prior year primarily due to a $6 million, or 5%, increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 30 million, or 8%, primarily due to stock repurchases.

SAIC, INC.

•

Cash and cash equivalents decreased $85 million during the three months ended April 30, 2011 primarily due to cash used to repurchase our stock totaling $246 million partially offset by $154 million of cash generated from operations.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $3.6 billion for the three months ended April 30, 2011. Total backlog was $18.0 billion at April 30, 2011 as compared to $17.1 billion at January 31, 2011.

•	We entered into a definitive agreement to sell certain components of our business in order to better align our business portfolio with our strategy.

Reportable Segments

We define our reportable segments based on the way our chief operating decision maker (CODM) manages the operations of the Company for purposes of allocating resources and assessing performance.

Historically, our CODM managed our operations at the business unit level, each of which reported to one of several operating groups. Our business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations.

Effective February 1, 2011, we further aligned our operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, the CODM commenced management of our operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, we redefined our reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; and Intelligence and Cybersecurity Solutions.

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation and network operations to a broad customer base. Defense Solutions also provides a wide range of logistics and product support solutions to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design construction, and sophisticated information technology (IT) services across a broad customer base. These services and solutions include design and construction services, energy renewables, energy distribution/smart-grid, healthcare IT and research, and the detection of chemical, biological, radiological, nuclear, and explosive threats, including systems providing non-intrusive inspection of cargo and baggage. Major customers of Health, Energy and Civil Solutions primarily include U.S. federal government, state and local governmental agencies and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. To provide these capabilities, Intelligence and Cybersecurity Solutions delivers quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems leveraging deep understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions including systems that optimize decision-making in high rate, large volume, and complex data environments. In addition, Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats. Intelligence and Cybersecurity Solutions provides mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other consists of the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from the evaluation of a reportable segment’s performance. Intersegment elimination consists of revenues recognized by certain reportable segments for consulting and information technology services provided to Corporate and Other.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $3.6 billion during the three months ended April 30, 2011. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and

SAIC, INC.

less the backlog obtained in acquisitions during the period. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under indefinite delivery/indefinite quantity (IDIQ), U.S. General Services Administration (GSA) Schedule, or other master agreement contract vehicles.

The estimated value of our total backlog as of the dates presented was as follows:

	April 30, 2011	January 31, 2011
	(in millions)
Defense Solutions:
Funded backlog	$2,003	$2,270
Negotiated unfunded backlog	5,021	5,207
Total Defense Solutions backlog	$7,024	$7,477
Health, Energy and Civil Solutions:
Funded backlog	$1,685	$1,780
Negotiated unfunded backlog	3,462	2,131
Total Health, Energy and Civil Solutions backlog	$5,147	$3,911
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,331	$1,332
Negotiated unfunded backlog	4,534	4,400
Total Intelligence and Cybersecurity Solutions backlog	$5,865	$5,732
Total:
Funded backlog	$5,019	$5,382
Negotiated unfunded backlog	13,017	11,738
Total backlog	$18,036	$17,120

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. While backlog increased during the three months ended April 30, 2011, contract awards continue to be negatively impacted by on-going industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time. In addition, certain contracts with non-government customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts used, including advantages and disadvantages see “Item 1. Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended April 30
	2011	2010
Cost-reimbursement	43%	48%
T&M and FP-LOE	31	30
FFP	26	22
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts during the three months ended April 30, 2011, as compared to the same period of the prior year was primarily due to increased revenues from design and construction services, increased deliveries under certain logistics, readiness and sustainment contracts and increased sales of proprietary products.

SAIC, INC.

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

The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Labor-related revenues	$1,542	(1)%	$1,557
As a percentage of revenues	57%		59%
M&S revenues	1,146	7	1,070
As a percentage of revenues	43%		41%

In recent years, the increase in relative proportion of M&S revenues as compared to labor-related revenues was primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs primarily with DoD customers. M&S revenues increased as a percentage of total revenues during the three months ended April 30, 2011 as compared with the same period in the prior year primarily due to increased materials deliveries under certain programs primarily with DoD customers. Labor-related revenues for the three months ended April 30, 2011 decreased slightly as compared to the same period in the prior year due to a decrease in the number of full-time and part-time employees as compared to the same period in the prior year.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Revenues	$2,688	2%	$2,627
Cost of revenues	2,357	2	2,305
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	50	(26)	68
Bid and proposal (B&P)	36	3	35
Internal research and development (IR&D)	15	15	13

Operating income	230	12	206
As a percentage of revenues	8.6%		7.8%
Non-operating expense, net	(23)		(18)

Income from continuing operations before income taxes	207	10	188
Provision for income taxes	(77)	20	(64)

Income from continuing operations	130	5	124
Income from discontinued operations, net of tax	1		1

Net income	$131	5%	$125

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of our subsidiaries adopted our more prevalent disclosure statement resulting in $6 million in costs classified as G&A in fiscal 2011 being classified as cost of revenues in fiscal 2012 on a prospective basis. Total operating costs were not affected by this change.

Reportable Segment Results. Effective February 1, 2011, the Company redefined its reportable segments, Government and Commercial, into the following: Defense Solutions; Health, Energy and Civil Solutions; and Intelligence and Cybersecurity Solutions based on the markets served and the nature of products and services provided to customers in those markets.

SAIC, INC.

Corporate and Other consists of the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from the evaluation of a reportable segment’s performance. Intersegment elimination consists of revenues recognized by certain reportable segments for consulting and information technology services provided to Corporate and Other.

The segment information for the three months ended April 30, 2010 has been recast to give effect to the change in reportable segments and for discontinued operations.

The following tables summarize changes in segment revenues and operating income for the periods presented:

Defense Solutions	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Revenue	$1,137	2%	$1,110
Operating Income	90	7	84
Operating Margin	7.9%		7.6%

Defense Solutions revenues increased $27 million, or 2%, all of which was attributable to internal revenue growth, for the three months ended April 30, 2011 as compared to the same period in the prior year. Revenue growth was primarily attributable to continued growth on a number of existing contract vehicles including a systems and software maintenance/upgrade program for the U.S. Army ($32 million), a systems engineering solutions program for the U.S. Navy ($27 million) and a series of related logistics, readiness and sustainment contracts for the DoD ($22 million). These increases were partially offset by reduced activity on our U.S. Army Brigade Combat Team Modernization contract ($18 million) and a systems development and implementation contract for a local government which is nearing completion ($11 million) in addition to one less business day as compared to the same period in the prior year ($17 million).

Defense Solutions operating income increased $6 million, or 7%, for the three months ended April 30, 2011 as compared to the same period in the prior year primarily due to revenue growth and more effective cost management ($8 million) partially offset by a higher mix of lower-margin M&S efforts as compared to labor-related efforts and increased B&P expenses ($2 million). M&S efforts generally have lower margins than our labor-based efforts. The level of B&P activity may fluctuate from period to period depending on the nature and timing of bidding opportunities.

Health, Energy and Civil Solutions	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Revenue	$669	(4)%	$694
Operating Income	56	(14)	65
Operating Margin	8.4%		9.4%

Health, Energy and Civil Solutions revenues decreased $25 million, or 4%, including internal revenue contraction of 8%, for the three months ended April 30, 2011 as compared to the same period in the prior year. Health, Energy and Civil Solutions internal revenue for the three months ended April 30, 2011 was negatively impacted by timing in delivery of units of our non-intrusive cargo inspection systems primarily to U.S. Army ($24 million) and checked baggage explosive detection systems ($18 million) related to an acquisition completed in August 2010, and one less business day in the current year as compared to the same period in the prior year ($11 million). In addition, certain U.S. federal civilian agency programs experienced reduced activity, including various programs in support of NASA ($8 million). These decreases were partially offset by expanded scope on new and existing programs in our health information technology business, particularly with our DoD military health system customers ($13 million). Revenue growth in our energy business was relatively flat as compared to the same period in the prior year.

Health, Energy and Civil Solutions operating income decreased $9 million, or 14%, for the three months ended April 30, 2011 as compared to the same period in the prior year. The decline in operating income was primarily driven by reduced deliveries of our non-intrusive cargo inspection systems, which have higher relative operating margins, increased research and development investment primarily related to the development of new homeland security products offerings ($5 million), and increased amortization expense ($4 million) due to a prior year acquisition. These decreases were partially offset by favorable program fee performance and efficiency actions to reduce SG&A, and infrastructure expenses across the segment.

SAIC, INC.

Intelligence and Cybersecurity Solutions	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Revenue	$884	7%	$825
Operating Income	84	35	62
Operating Margin	9.5%		7.5%

Intelligence and Cybersecurity Solutions revenues increased $59 million, or 7%, all of which was attributable to internal revenue growth, for the three months ended April 30, 2011 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on existing and new contracts in areas of intelligence analysis ($33 million), manned and unmanned airborne surveillance programs ($22 million), and intelligence processing, exploitation and dissemination ($11 million). These increases were partially offset by one less business day as compared to the same period in the prior year ($13 million).

Intelligence and Cybersecurity Solutions operating income increased $22 million, or 35%, for the three months ended April 30, 2011 as compared to the same period in the prior year. The increase in operating income primarily is attributable to revenue growth ($6 million), strong program execution and increased sales of higher-margin proprietary product sales ($10 million) and more effective cost management and cost savings associated with organizational streamlining ($6 million).

Corporate and Other	Three Months Ended April 30
	2011	Percent change	2010
	($ in millions)
Operating income (loss)	$—	100%	$(5)

Corporate and Other operating income (loss) for the three months ended April 30, 2011 and 2010 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating income (loss) for the three months ended April 30, 2011 included a $6 million gain on sale of real estate.

Interest Expense. Interest expense increased $10 million, or 56%, as compared to the same period of the prior year. The increase in interest expense is primarily due to issuance of $750 million of senior unsecured notes in December 2010.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes increased to a more normative effective tax rate of 37.2% for the three months ended April 30, 2011 compared to 34.0% for the same period in the prior year, due to a $9 million reduction in the provision for income taxes for the three months ended April 30, 2010 resulting from the resolution of certain tax uncertainties. We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we participate in the IRS Compliance Assurance Process, in which we and the IRS endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Income from Continuing Operations. Income from continuing operations increased $6 million, or 5%, for the three months ended April 30, 2011 as compared to the same period in the prior year primarily due to the 12% increase in operating income for the three months ended April 30, 2011 partially offset by the increase in interest expense and the return to a more normative effective tax rate for the three months ended April 30, 2011 as compared to the same period in the prior year.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations increased $.04 per share, or 13%, as compared to the same period in the prior year primarily due to the increase in income from continuing operations and a decline in the diluted weighted average number of shares outstanding of 30 million, or 8%, primarily due to share repurchases.

Discontinued Operations. During the three months ended April 30, 2011, in order to better align our business portfolio with our strategy, we committed to a plan and entered into a definitive agreement to sell certain components of the business, which were historically included in our Commercial segment, primarily focused on providing specialized information technology services to international oil and gas companies. Under terms of the definitive agreement, we will retain the assets and obligations of a defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including the pension activity through the date of sale, as discontinued operations for all periods presented.

SAIC, INC.

The operating results of discontinued operations for the periods presented were as follows:

	Three Months Ended April 30
	2011	2010
	(in millions)
Revenues	$45	$58
Costs and expenses:
Cost of revenues	36	47
Selling, general and administrative expenses	7	11
Income before income taxes	$2	$—

Net Income and Diluted EPS. Net income increased $6 million, or 5%, for the three months ended April 30, 2011 as compared to the same period in the prior year. The increase in net income for the three months ended April 30, 2011 as compared to the same period in the prior year reflects an increase in income from continuing operations. Diluted EPS increased $.04 per share, or 13%, for the three months ended April 30, 2011 as compared to the same period in the prior year due to an increase in net income of $6 million and a decline in the diluted weighted average number of shares outstanding of 30 million, or 8%, primarily due to share repurchases.

Liquidity and Capital Resources

We had $1.282 billion in cash and cash equivalents at April 30, 2011, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by a number of financial institutions, matures in fiscal 2016 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses and stock repurchases. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.282 billion and $1.367 billion at April 30, 2011 and January 31, 2011, respectively. The following table summarizes cash flow information for the periods presented:

	Three Months Ended April 30
	2011	2010
	(in millions)
Total cash flows provided by continuing operations	$154	$131
Total cash flows provided by (used in) investing activities of continuing operations	8	(164)
Total cash flows used in financing activities of continuing operations	(242)	(264)
Increase (decrease) in cash and cash equivalents from discontinued operations	(6)	6
Effect of foreign exchange rate changes on cash and cash equivalents	1	(2)
Total decrease in cash and cash equivalents	$(85)	$(293)

Cash Provided by Continuing Operations. Cash flows from continuing operations increased $23 million for the three months ended April 30, 2011 as compared to the same period in the prior year. Cash flows from continuing operations were primarily impacted by a decrease in tax payments for the three months ended April 30, 2011 as compared to the same period in the prior year.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We generated $8 million of cash in support of investing activities of continuing operations during the three months ended April 30, 2011 including $15 million of proceeds from the sale of real estate, partially offset by $9 million to purchase property, plant and equipment. We used $164 million of cash in support of investing activities of continuing operations during the three months ended April 30, 2010 including $140 million to acquire a business and $25 million to purchase property, plant and equipment primarily related to spending on information technology modernization projects and construction projects for leased facilities.

Cash Used in Financing Activities of Continuing Operations. We used $242 million of cash in support of financing activities of continuing operations during the three months ended April 30, 2011, including $246 million to repurchase shares of our stock.

SAIC, INC.

We used $264 million of cash in support of financing activities of continuing operations during the three months ended April 30, 2010, including $291 million to repurchase shares of our stock partially offset by $13 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $14 million in excess tax benefits associated with stock-based compensation.

Stock Repurchase Program

In December 2010, our board of directors authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of April 30, 2011, we have repurchased an aggregate of 23 million shares under the 2010 Repurchase Program and there were 17 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. As of January 31, 2011, the pension plan had an underfunded projected benefit obligation of $20 million. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect that certain plan participants will transfer their pension plan assets and obligations to a successor contractor. The impact of these transfers on plan assets and obligations will depend on the number of plan participants who elect to transfer their pension benefits to a successor contractor’s plan, the amount of assets and obligations to be transferred, the performance of the pension plan assets and agreement on the timing of the transfer of the pension plan assets and obligations to a successor contractor’s plan. We have continuing defined benefit pension obligations with respect to certain plan participants however benefits are no longer accruing under the plan as of May 2011. During the three months ended April 30, 2011, we committed to a plan and entered into a definitive agreement to sell certain components of our business, including the component of our business that contained this pension and employed the pension plan participants. Under terms of the definitive agreement, we will retain the assets and obligations of this defined benefit pension plan.

On February 1, 2011, we elected to change our method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under our new accounting method, we will recognize any cumulative net actuarial gains or losses in excess of the corridor annually in the fourth quarter of each fiscal year and whenever a plan is remeasured. This new accounting method results in an accelerated recognition of net actuarial gains and losses as compared to our previous amortization method.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	April 30, 2011	January 31, 2011
	(in millions)
$550 million 6.25% notes maturing in July 2012	$550	$550
$450 million 4.45% notes maturing in December 2020	448	448
$250 million 7.13% notes maturing in July 2032	248	248
$300 million 5.50% notes maturing in July 2033	296	296
$300 million 5.95% notes maturing in December 2040	300	300
Capital leases and other notes payable	9	10
	1,851	1,852
Less: current portion	3	3
Total	$1,848	$1,849

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of April 30, 2011.

Credit Facility. During the three months ended April 30, 2011, we amended and restated our revolving credit facility. The revolving credit facility provides for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. As of April 30, 2011 and January 31, 2011, there were no borrowings outstanding under the revolving credit facility. The facility contains financial covenants and customary restrictive covenants. As of April 30, 2011, we were in compliance with all covenants under the revolving credit facility.

SAIC, INC.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 9 of the notes to the condensed consolidated financial statements for the three months ended April 30, 2011 contained in this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 8 and 9 of the notes to the condensed consolidated financial statements for the three months ended April 30, 2011 contained in this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, that are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended April 30, 2011.

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

SAIC, INC.

Internal revenue growth percentages for the three months ended April 30, 2011 were calculated as follows:

Three Months Ended April 30, 2011
($ in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,110
Revenues of acquired businesses for the comparable prior year period	2
Prior year period’s revenues, as adjusted	$1,112
Current year period’s revenues, as reported	1,137
Internal revenue growth	$25
Internal revenue growth percentage	2%
Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$694
Revenues of acquired businesses for the comparable prior year period	30
Prior year period’s revenues, as adjusted	$724
Current year period’s revenues, as reported	669
Internal revenue growth	$(55)
Internal revenue growth percentage	(8)%
Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$825
Revenues of acquired businesses for the comparable prior year period	2
Prior year period’s revenues, as adjusted	$827
Current year period’s revenues, as reported	884
Internal revenue growth	$57
Internal revenue growth percentage	7%
Total:
Prior year period’s revenues, as reported	$2,627
Revenues of acquired businesses for the comparable prior year period	34
Prior year period’s revenues, as adjusted	$2,661
Current year period’s revenues, as reported	2,688
Internal revenue growth	$27
Internal revenue growth percentage	1%

Effects of Inflation

Approximately 50% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with inflation. As a result, net income as a percentage of total revenues has not been materially impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended April 30, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2011, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

SAIC, INC.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2011, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 8 of the notes to condensed consolidated financial statements for the three months ended April 30, 2011 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 8, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations, including those associated with contract performance, compliance with applicable laws and organizational conflicts of interest, with respect to our role as a contractor to governmental agencies and departments and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and we could face penalties, fines, repayments or compensatory damages. Adverse findings could also have a material adverse effect on our business, consolidated financial position, results of operations and cash flows due to our reliance on government contracts.

Item 1A. Risk Factors.

Except for the updated risk factor described below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Our financial results may be adversely affected by our underfunded United Kingdom pension plan.

Our financial results may be adversely impacted by the expense amount that we record for a pension plan that we sponsor in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which has expired. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect that certain plan participants will transfer their pension plan assets and obligations to a successor contractor. The impact of these transfers on plan assets and obligations will depend on the number of plan participants who elect to transfer their pension benefits to a successor contractor’s plan, the amount of assets and obligations to be transferred, the performance of the pension plan assets and agreement on the timing of the transfer of the pension plan assets and obligations to a successor contractor’s plan. We have continuing defined benefit pension obligations with respect to certain plan participants however benefits are no longer accruing under the plan as of May 2011. During the three months ended April 30, 2011, we committed to a plan and entered into a definitive agreement to sell certain components of our business, including the component of our business that contained this pension and employed the pension plan participants. Under terms of the definitive agreement, we will retain the assets and obligations of this defined benefit pension plan.

On February 1, 2011, we elected to change our method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under our new accounting method, we will recognize all net actuarial gains or losses in excess of the corridor annually in continuing operations in the fourth quarter of each fiscal year and whenever a plan is remeasured. This new accounting method results in an accelerated recognition of net actuarial gains and losses as compared to our previous amortization method. This accounting method may cause our pension expense in our fourth quarter ending January 31 to be volatile and our financial results to fluctuate, potentially adversely. Our pension plan expense may also be affected by economic factors, such as the level of return on pension plan assets and changes in interest rates, legislation and other government regulatory actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2010, our board of directors authorized a new stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of April 30, 2011, we have repurchased an aggregate of 23 million shares under the 2010 Repurchase Program and there were 17 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

SAIC, INC.

The following table presents repurchases of our stock during the quarter ended April 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2011 – February 28, 2011	3,734,359	$16.31	3,365,125	26,857,340
March 1, 2011 – March 31, 2011	4,491,557	16.66	3,621,852	23,235,488
April 1, 2011 – April 30, 2011	7,302,081	17.25	6,577,162	16,658,326

Total	15,527,997	16.86	13,564,139

(1)	Includes shares purchased as follows:

	February	March	April
Under publicly announced plans or programs	3,365,125	3,621,852	6,577,162
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	323,657	521,019	8,911
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	45,577	348,686	716,008
Total	3,734,359	4,491,557	7,302,081

(2)	The 2010 Repurchase Program under which we may repurchase up to 40 million shares of our common stock was publicly announced in December 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

SAIC, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2011 with the SEC.

10.1	Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Registrant, as borrower, Science Applications International Corporation, as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on March 15, 2011 with the SEC.

10.2	Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan.

18.1	Letter dated June 2, 2011 from Deloitte & Touche LLP regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2011

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on March 31, 2011 with the SEC.

10.1	Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Registrant, as borrower, Science Applications International Corporation, as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on March 15, 2011 with the SEC.

10.2	Form of Performance Share Award Agreement of Registrant’s 2006 Equity Incentive Plan.

18.1	Letter dated June 2, 2011 from Deloitte & Touche LLP regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File