Form 10-Q
period 2011-07-31
SAIC, Inc.
filed 2011-09-02
CIK 1336920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

As of August 12, 2011, the registrant had 340,995,694 shares of common stock, $.0001 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions, except per share amounts)
Revenues	$2,596	$2,749	$5,284	$5,376
Costs and expenses:
Cost of revenues	2,258	2,351	4,615	4,656
Selling, general and administrative expenses	129	126	230	242
Operating income	209	272	439	478
Non-operating income (expense):
Interest income	—	1	1	1
Interest expense	(28)	(19)	(56)	(37)
Other income (expense), net	1	(2)	5	(2)
Income from continuing operations before income taxes	182	252	389	440
Provision for income taxes	(70)	(95)	(147)	(159)
Income from continuing operations	112	157	242	281
Discontinued operations (Note 1):
Income from discontinued operations before income taxes	115	54	117	54
Provision for income taxes	(49)	(21)	(50)	(20)
Income from discontinued operations	66	33	67	34
Net income	$178	$190	$309	$315
Earnings per share (Note 2):
Basic:
Income from continuing operations	$.32	$.42	$.68	$.73
Income from discontinued operations	.19	.08	.19	.09
	$.51	$.50	$.87	$.82
Diluted:
Income from continuing operations	$.32	$.42	$.68	$.73
Income from discontinued operations	.18	.08	.19	.09
	$.50	$.50	$.87	$.82

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2011	January 31, 2011 as adjusted
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,336	$1,367
Receivables, net	2,124	2,069
Inventory, prepaid expenses and other current assets	307	382
Assets of discontinued operations	—	49
Total current assets	3,767	3,867
Property, plant and equipment (less accumulated depreciation and amortization of $421 million and $398 million at July 31, 2011 and January 31, 2011, respectively)	354	359
Intangible assets, net	196	211
Goodwill	1,674	1,664
Deferred income taxes	31	51
Other assets	91	71
	$6,113	$6,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,222	$1,205
Accrued payroll and employee benefits	453	511
Income taxes payable	20	—
Notes payable and long-term debt, current portion	553	3
Liabilities of discontinued operations	—	29
Total current liabilities	2,248	1,748
Notes payable and long-term debt, net of current portion	1,299	1,849
Other long-term liabilities	143	135
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 342 million and 362 million shares issued and outstanding at July 31, 2011 and January 31, 2011, respectively	—	—
Additional paid-in capital	1,989	2,090
Retained earnings	437	408
Accumulated other comprehensive loss	(3)	(7)
Total stockholders’ equity	2,423	2,491
	$6,113	$6,223

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings as adjusted	Accumulated other comprehensive loss as adjusted	Total	Comprehensive income
	(in millions)
Balance at January 31, 2011	362	$2,090	$408	$(7)	$2,491
Net income	—	—	309	—	309	$309
Other comprehensive income, net of tax	—	—	—	4	4	4
Issuances of stock	7	31	—	—	31	—
Repurchases of stock	(27)	(164)	(280)	—	(444)	—
Adjustments for income tax benefits from stock-based compensation	—	(12)	—	—	(12)	—
Stock-based compensation	—	44	—	—	44	—
Balance at July 31, 2011	342	$1,989	$437	$(3)	$2,423	$313

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended July 31
	2011	2010 as adjusted
	(in millions)
Cash flows from continuing operations:
Net income	$309	$315
Income from discontinued operations	(67)	(34)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	55	51
Stock-based compensation	43	50
Excess tax benefits from stock-based compensation	—	(13)
(Gain) loss on sale of assets	(28)	1
Other items	1	1
Increase (decrease) in cash and cash equivalents, excluding effects of acquisitions and divestitures, resulting from changes in:
Receivables	(48)	10
Inventory, prepaid expenses and other current assets	33	(16)
Deferred income taxes	1	(4)
Other assets	(18)	1
Accounts payable and accrued liabilities	2	(96)
Accrued payroll and employee benefits	(55)	(22)
Income taxes payable	(17)	2
Other long-term liabilities	(1)	(5)
Total cash flows provided by continuing operations	210	241
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(30)	(35)
Acquisitions of business, net of cash acquired of $1 million in fiscal 2011	(26)	(140)
Net payment for purchase price adjustments related to prior year acquisitions	(3)	—
Proceeds from sale of property, plant and equipment	78	1
Total cash flows provided by (used in) investing activities of continuing operations	19	(174)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(2)	(1)
Sales of stock and exercises of stock options	14	22
Repurchases of stock	(417)	(445)
Excess tax benefits from stock-based compensation	—	13
Other items	(2)	—
Total cash flows used in financing activities of continuing operations	(407)	(411)
Decrease in cash and cash equivalents from continuing operations	(178)	(344)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	(20)	8
Cash provided by investing activities of discontinued operations	166	81
Increase in cash and cash equivalents from discontinued operations	146	89
Effect of foreign currency exchange rate changes on cash and cash equivalents	1	(2)
Total decrease in cash and cash equivalents	(31)	(257)
Cash and cash equivalents at beginning of period	1,367	861
Cash and cash equivalents at end of period	$1,336	$604

See accompanying notes to condensed consolidated financial statements.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. is a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS), and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

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

In the opinion of management, the financial information as of July 31, 2011, January 31, 2011 and for the three and six months ended July 31, 2011 and 2010 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2012, or any future period.

Unless otherwise noted, references to years are for fiscal years ended January 31. For example, the fiscal year ending January 31, 2012 is referred to as “fiscal 2012” in these notes to condensed consolidated financial statements.

Pension Accounting Change

The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired. On June 10, 2011, the Company sold certain components of the business, including the component of the business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets are recorded in continuing operations for periods following the sale.

On February 1, 2011, the Company elected to change its method of recognizing pension expense. Immediately prior to the change, net actuarial gains or losses in excess of 10 percent of the greater of the market-related value of plan assets or the plans’ projected benefit obligation (which is referred to as the corridor) were recognized over the average remaining life expectancy of the plan participants. Under the newly adopted accounting method, the Company recognizes all net actuarial gains or losses in excess of the corridor annually in the fourth quarter of each fiscal year and whenever the plan is remeasured. While the historical method of recognizing pension expense was acceptable, the Company believes that the new method is preferable as it eliminates the delay in recognizing actuarial gains and losses in excess of the corridor, resulting in a more timely reflection of the effects of economic and interest rate conditions on plan obligations, investments and assumptions.

This change in accounting was reported through retrospective application of the new method to all periods presented, which have been designated “as adjusted”. The effect of the change from inception of the plan to January 31, 2010 resulted in a $26 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax (a component of accumulated other comprehensive loss). The effect of the change on the previously reported balances as of January 31, 2011 was a $25 million decrease in both retained earnings and net unrecognized actuarial loss on the defined benefit plan, net of tax (a component of accumulated other comprehensive loss). The accounting change did not have a material impact on the condensed consolidated statements of income for the three and six months ended July 31, 2011 and 2010.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Discontinued Operations

On June 10, 2011, in order to better align its business portfolio with its strategy, the Company sold certain components of the business, which were historically included in the Company’s Commercial segment, primarily focused on providing information technology (IT) services to international oil and gas companies. As described above under “Pension Accounting Change”, the Company has classified the operating results of these business components, including pension expense through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of the business sold for the periods presented were as follows:

	Six Months Ended July 31
	2011	2010 as adjusted
	(in millions)
Revenues	$69	$103
Costs and expenses:
Cost of revenues	54	84
Selling, general and administrative expenses	8	17
Operating income	$7	$2

During the three and six months ended July 31, 2011, the Company received proceeds of $169 million resulting in a preliminary gain on sale before income taxes of $109 million related to this sale, subject to contractual adjustments. During the three and six months ended July 31, 2010, the Company recorded a pre-tax gain of $52 million related to the settlement of an arbitration proceeding brought against Telkom South Africa by the Company’s former subsidiary, Telcordia Technologies, Inc. Income from discontinued operations also includes other activity that is immaterial and not reflected above.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended July 31
	2011	2010
	(in millions)
Stock exchanged upon exercise of stock options	$14	$30
Vested stock issued as settlement of annual bonus accruals	$3	$4
Increase (decrease) in accrued stock repurchases	$13	$(24)
Fair value of assets acquired in acquisitions	$29	$167
Less: cash paid in acquisitions, net of cash acquired of $1 million in fiscal 2011	(26)	(140)
Liabilities assumed in acquisitions	$3	$27
Cash paid for interest	$52	$35
Cash paid for income taxes	$121	$157

Accounting Standards Updates Adopted

In the descriptions of accounting standards updates that follow, references to descriptive titles in “italics” relate to the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In October 2009, the FASB issued an update to “Revenue Recognition—Multiple-Deliverable Revenue Arrangements.” This update removed the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaced references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provided a hierarchy that entities must use to estimate the selling price, eliminated the use of the residual method for allocation, and expanded the ongoing disclosure requirements. This update was effective for the Company beginning February 1, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amended the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the scope of software revenue guidance. In addition, this update provided guidance on how a vendor should allocate consideration to deliverables in an arrangement that includes both tangible products and software and enhanced the disclosure requirements related to these arrangements. This update was effective for arrangements entered into or materially modified by the Company after January 31, 2011 and was applied prospectively. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Updates Issued But Not Yet Adopted

Other accounting standards and updates issued but not effective for the Company until after July 31, 2011, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$112	$157	$242	$281
Less: allocation of undistributed earnings to participating securities	(4)	(5)	(9)	(10)
Income from continuing operations, for computing basic EPS	$108	$152	$233	$271
Net income, as reported	$178	$190	$309	$315
Less: allocation of undistributed earnings to participating securities	(7)	(7)	(11)	(11)
Net income, for computing basic EPS	$171	$183	$298	$304
Diluted EPS:
Income from continuing operations, as reported	$112	$157	$242	$281
Less: allocation of undistributed earnings to participating securities	(4)	(5)	(9)	(10)
Income from continuing operations, for computing diluted EPS	$108	$152	$233	$271
Net income, as reported	$178	$190	$309	$315
Less: allocation of undistributed earnings to participating securities	(7)	(7)	(11)	(11)
Net income, for computing diluted EPS	$171	$183	$298	$304

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
	(in millions)
Basic weighted average number of shares outstanding	338	363	342	369
Dilutive common share equivalents—stock options and other stock awards	1	2	1	2
Diluted weighted average number of shares outstanding	339	365	343	371

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basic and diluted EPS for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010 as adjusted	2011	2010 as adjusted
Basic:
Income from continuing operations	$.32	$.42	$.68	$.73
Income from discontinued operations	.19	.08	.19	.09
	$.51	$.50	$.87	$.82
Diluted:
Income from continuing operations	$.32	$.42	$.68	$.73
Income from discontinued operations	.18	.08	.19	.09
	$.50	$.50	$.87	$.82

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
	(in millions)
Antidilutive stock options excluded	22	20	22	20
Performance-based stock awards excluded	1	1	1	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
	(in millions)
Stock options	$5	$5	$10	$11
Vesting stock awards	17	20	35	36
Performance-based stock awards	(3)	2	(2)	3
Total stock-based compensation expense	$19	$27	$43	$50

Stock Options. Stock options granted during the six months ended July 31, 2011 and 2010 have terms of seven years and five years, respectively, and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Six Months Ended July 31
	2011	2010
Weighted average grant-date fair value	$4.21	$3.96
Expected term (in years)	4.9	3.8
Expected volatility	23.4%	25.1%
Risk-free interest rate	2.2%	2.1%
Dividend yield	0%	0%

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the six months ended July 31, 2011 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2011	25.0	$17.31	2.1	$11
Options granted	3.9	16.92
Options forfeited or expired	(2.0)	15.94
Options exercised	(4.4)	14.69		8
Outstanding at July 31, 2011	22.5	17.88	2.6	—
Exercisable at July 31, 2011	10.3	18.09	1.6	—

Vesting Stock Awards. Vesting stock award activity for the six months ended July 31, 2011 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2011	11.7	$18.03
Awards granted	5.6	16.91
Awards forfeited	(0.7)	17.81
Awards vested	(3.6)	17.93
Unvested stock awards at July 31, 2011	13.0	17.58

The fair value of vesting stock awards that vested during the six months ended July 31, 2011 and 2010 was $61 million and $53 million, respectively.

Performance-Based Stock Awards. Performance-based stock award activity for the six months ended July 31, 2011 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2011	1.0	$17.89
Awards granted	0.5	16.92
Adjustments to expected number of shares of stock to be issued	(0.3)	18.33
Outstanding at July 31, 2011	1.2	17.32

Adjustments to the expected number of shares of stock to be issued are due to changes in the expected level of achievement of the performance goals over the life of the awards. As of July 31, 2011, there have been no vesting events for performance-based stock awards.

Note 4—Acquisitions:

Patrick Energy Services, Inc. On May 13, 2011, the Company acquired all of the outstanding equity interests of Patrick Energy Services, Inc., a provider of performance-based transmission and distribution power system solutions, for a preliminary purchase price of $25 million paid in cash, subject to contractual adjustments. This acquisition enhances the Company’s energy and smart grid services portfolio by adding additional transmission and distribution engineering services to its existing capabilities. The preliminary purchase price allocation resulted in goodwill of $14 million (all of which is tax deductible) and identifiable finite-lived intangible assets of $7 million (amortizable over a weighted average life of seven years). The Company has not yet obtained all of the information required to complete the purchase price allocation related to this acquisition. The final purchase price allocation will be completed after the information identified by the Company has been received.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vitalize Consulting Solutions, Inc. Subsequent to July 31, 2011, the Company acquired all of the outstanding equity interests of Vitalize Consulting Solutions, Inc., a provider of clinical, business and information technology services for healthcare enterprises for a preliminary purchase price of $190 million paid in cash, subject to contractual adjustments. This acquisition expands the Company’s capabilities in both federal and commercial markets to help customers better address electronic health record implementation and optimization demand.

These acquisitions, which individually and in the aggregate were not material business combinations, were both in the Health, Energy and Civil Solutions segment.

Note 5—Goodwill and Intangible Assets:

Effective February 1, 2011, the Company redefined its Government and Commercial reportable segments into the following: Defense Solutions (DS); Health, Energy and Civil Solutions (HECS); and Intelligence and Cybersecurity Solutions (ICS) (see Note 8). The carrying value of goodwill by segment at January 31, 2011 has been recast to give effect to the change in reportable segments and for discontinued operations ($14 million).

The changes in the carrying value of goodwill by segment for the six months ended July 31, 2011 were as follows:

	DS	HECS	ICS	Total
	(in millions)
Goodwill at January 31, 2011	$405	$634	$625	$1,664
Acquisitions	—	14	—	14
Adjustments	—	1	(5)	(4)
Goodwill at July 31, 2011	$405	$649	$620	$1,674

Goodwill adjustments for the six months ended July 31, 2011 resulted from the finalization of purchase price allocations related to prior year acquisitions.

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, for the periods presented consisted of the following:

	July 31, 2011			January 31, 2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$127	$76	$51	$121	$65	$56
Software and technology	169	48	121	157	37	120
Other	2	1	1	2	1	1
Total finite-lived intangible assets	298	125	173	280	103	177
Indefinite-lived intangible assets:
In-process research and development	19	—	19	30	—	30
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	23	—	23	34	—	34
Total intangible assets	$321	$125	$196	$314	$103	$211

Amortization expense related to finite-lived intangible assets was $11 million and $22 million for the three and six months ended July 31, 2011, respectively, and $8 million and $17 million for the three and six months ended July 31, 2010, respectively.

There were no goodwill or intangible asset impairment losses during the three and six months ended July 31, 2011 and 2010.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated annual amortization expense related to finite-lived intangible assets as of July 31, 2011 was as follows:

Fiscal Year Ending January 31
(in millions)
2012 (remainder of the fiscal year)	$20
2013	36
2014	32
2015	23
2016	19
2017	14
2018 and thereafter	29
$173

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

The Company utilizes foreign currency forward contracts to manage foreign currency exchange rate risk related to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than the Company’s (or one of its subsidiaries’) functional currency. As of July 31, 2011, outstanding foreign currency forward contracts had an immaterial aggregate notional amount and an immaterial fair value, which is estimated using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount (Level 2 input). Since the foreign currency forward contracts do not qualify as cash flow hedges in accordance with the accounting standard for derivative and hedging instruments, gains and losses are recognized in earnings immediately. During the three and six months ended July 31, 2011 and 2010, the Company recognized net gains from foreign currency forward contracts (included in other income (expense), net) of less than $1 million. The Company does not use derivatives for trading or speculative purposes.

During the first quarter of fiscal 2012, the Company amended and restated its revolving credit facility. The amended and restated revolving credit facility provides for $750 million in unsecured borrowing capacity at interest rates determined, at the Company’s option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. As of July 31, 2011 and January 31, 2011, there were no borrowings outstanding under the revolving credit facility.

The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the revolving credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for other items as defined in the credit facility of not more than 3.0 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of July 31, 2011.

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

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	July 31, 2011	January 31, 2011
	($ in millions)
Senior unsecured notes:
$550 million notes issued in fiscal 2003, which mature in July 2012	6.25%	6.50%	$550	$550
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.59%	448	448
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Capital leases and other notes payable due on various dates through fiscal 2017	0-3.1%	Various	10	10
Total			1,852	1,852
Less: current portion			553	3
Notes payable and long-term debt, net of current portion			$1,299	$1,849
Fair value of notes payable and long-term debt			$2,010	$1,930

The fair value of long-term debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 input as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions. The Company was in compliance with all covenants as of July 31, 2011.

Note 7—Comprehensive Income and Accumulated Other Comprehensive Loss:

The components of comprehensive income for the periods presented were as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010 as adjusted	2011	2010 as adjusted
	(in millions)
Net income	$178	$190	$309	$315
Other comprehensive income (loss):
Foreign currency translation adjustments	6	1	7	(1)
Deferred taxes	(2)	(2)	(3)	(1)
Foreign currency translation adjustments, net of tax	4	(1)	4	(2)
Reclassification of realized loss on settled derivative instruments to net income	—	1	—	1
Deferred taxes	—	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	1	—	1
Pension liability adjustment	—	(1)	—	7
Deferred taxes	—	—	—	(2)
Pension liability adjustment, net of tax	—	(1)	—	5
Total other comprehensive income (loss), net of tax	4	(1)	4	4
Comprehensive income	$182	$189	$313	$319

The components of accumulated other comprehensive loss were as follows:

	July 31, 2011	January 31, 2011 as adjusted
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million and $2 million as of July 31, 2011 and January 31, 2011, respectively	$2	$(2)
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $4 million as of July 31, 2011 and January 31, 2011	(5)	(5)
Total accumulated other comprehensive loss, net of taxes of $3 million and $6 million as of July 31, 2011 and January 31, 2011, respectively	$(3)	$(7)

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of July 31, 2011, $1 million of the unrealized net loss on settled derivative instruments (pre-tax) will be amortized and recognized as interest expense during the next 12 months.

Note 8—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

Prior to February 1, 2011, the CODM managed the Company’s operations at the business unit level, each of which reported to one of several operating groups. The Company’s business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations. The Company also had a Corporate and Other segment.

Effective February 1, 2011, the Company further aligned its operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, the CODM commenced management of the Company’s operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, the Company redefined its reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other. The Intelligence and Cybersecurity Solutions reportable segment represents the aggregation of the Intelligence, Surveillance, and Reconnaissance group and Cyber and Information Solutions business unit, which reports directly to the CODM, because they share similar economic characteristics, and similarities in the nature of products and services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics and product support solutions, including supply chain management, demand forecasting, distribution, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from design and construction services, energy renewables and energy distribution/smart-grid, to healthcare IT and engineering, health infrastructure, biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include U.S. federal government, foreign government, state and local governmental agencies and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other includes the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance. The Corporate and Other segment does not contract with third-parties for the purpose of generating customer revenues.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The interim business segment information for the periods presented, with the prior year period recast to give effect to the change in reportable segments and for discontinued operations was as follows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
	(in millions)
Revenues:
Defense Solutions	$1,085	$1,159	$2,222	$2,269
Health, Energy and Civil Solutions	667	683	1,336	1,377
Intelligence and Cybersecurity Solutions	843	852	1,727	1,677
Corporate and Other	1	56	1	56
Intersegment elimination	—	(1)	(2)	(3)
Total revenues	$2,596	$2,749	$5,284	$5,376
Operating income (loss):
Defense Solutions	$88	$93	$178	$177
Health, Energy and Civil Solutions	61	62	117	127
Intelligence and Cybersecurity Solutions	75	69	159	131
Corporate and Other	(15)	48	(15)	43
Total operating income	$209	$272	$439	$478

Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level.

Note 9—Legal Proceedings:

Timekeeping Contract with City of New York

Since 2000, the Company has performed under a systems development and implementation contract relating to an automated time and attendance and workforce management system (CityTime) for certain agencies of the City of New York (City). The Company has billed approximately $635 million under the contract, which was completed on June 30, 2011. The Company has recorded receivables of approximately $40 million as of July 31, 2011, reflecting the amount owed by the City to the Company under the terms of the contract.

The U.S. Attorney’s Office for the Southern District of New York is conducting a criminal investigation relating to the CityTime program. In December 2010, the U.S. Attorney’s Office filed a criminal complaint against six individuals who were employees of the quality assurance vendor that was under a direct contract with the New York City Office of Payroll Administration, or were principals of staffing firms that provided staff to the CityTime program as second-tier subcontractors to the Company, or were otherwise relatives of those individuals. On February 10, 2011, a federal grand jury indicted four of the individuals and added another individual defendant. On May 27, 2011, a criminal complaint was filed against a former Company employee who was the program manager on the CityTime contract. The complaint alleged that this former program manager conspired to defraud the City into extending the duration of and overpaying for the CityTime project in order to generate kickbacks for himself. It also alleged that he defrauded the Company by depriving it of his honest services, and charged him with money laundering to conceal proceeds of the fraudulent schemes.

On June 15, 2011, a federal grand jury in the Southern District of New York filed an indictment that superseded the February 2011 indictment naming the original defendants and charging the former Company program manager with violating various federal statutes relating to the alleged kickback scheme, including charges of conspiracy, wire fraud against the City of New York, honest services fraud against the Company and obstruction of justice. The indictment alleged that the former Company program manager received kickbacks totaling at least $9 million from the primary subcontractor, Technodyne LLC, and other second-tier subcontractors. Technodyne and its principals were also charged in the June 2011 indictment. Another former Company employee, a chief systems engineer, pleaded guilty in June 2011 to multiple criminal charges related to the same fraudulent scheme and admitted to taking at least $5 million in kickbacks from the primary subcontractor, Technodyne. The fraudulent scheme described in the June 2011 indictment alleges that individuals from the Company (the former program manager and the former chief systems engineer), Technodyne, the second-tier subcontractors and others collaborated to defraud the City by overbilling and inflating the price paid by the City under the contract, all to illegally enrich themselves. In addition, although the Company is not charged in the June 2011 indictment, the indictment also alleges that the Company paid to Technodyne hundreds of millions of dollars under the contract after receiving a whistleblower complaint raising suspicions of kickbacks from Technodyne to the former program manager. The Company is continuing to cooperate with the U.S. Attorney’s investigation but cannot predict its outcome.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Statements have been issued from the City’s Office of the Mayor and Office of the Comptroller indicating that the City’s Department of Investigation would conduct a more extensive investigation regarding the CityTime contract, and that the City would withhold payment of amounts owing to the Company until the investigation was complete. In addition, these statements have also indicated that the City intends to pursue the recovery of costs associated with the CityTime program that the City’s investigation reveals were improperly charged to the City. On June 29, 2011, the Company received a letter from New York City Mayor Michael Bloomberg, which requests that the Company reimburse the City for approximately $600 million paid by the City to the Company for CityTime and the cost of investigating and remediating the CityTime program. The Company has informed the Mayor that it intends to work with the City towards a mutually acceptable resolution of the matter at the appropriate time.

The Company believes that a loss related to the outcome of the CityTime investigations is probable. However, the Company is not able to reasonably estimate the amount of potential loss or a range of potential loss. Accordingly, as of July 31, 2011, the Company has not recorded an impairment loss related to the $40 million receivable from the City or recorded a liability relating to this matter. However, an adverse outcome of any of these investigations may result in non-payment of the accounts receivable owed by the City to the Company, reimbursement of other amounts previously received by the Company under the contract, additional damages and penalties, and criminal fines, restitution and other remedies, including suspension or debarment from government contracting, any of which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

National Center for Critical Information Processing and Storage Contract

In June 2009, the U.S. Department of Justice (DOJ) filed a complaint against the Company and several other defendants in the U.S. District Court for the Southern District of Mississippi relating to the solicitation and award of a task order to provide information technology support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former government employee pursuant to the qui tam provisions of the civil False Claims Act. The Company was awarded the task order at issue in April 2004. The DOJ’s complaint alleges that prior to the release of the task order solicitation, the Company’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving the Company and its team an unfair advantage in competing for the task order. The complaint further alleges that the former MSRC director and deputy director took actions calculated to favor the Company in the bidding process. In its complaint, the government seeks approximately $116 million in damages, which represents the aggregate amount of all payments received by the Company under this task order, plus the trebling of such damages and penalties under the False Claims Act.

The Company and DOJ have negotiated a proposed settlement of this matter for approximately $25 million, subject to final approval within the DOJ. The Company has recorded a liability for approximately $25 million related to this matter as of July 31, 2011. The DOJ has informed the Company it expects to obtain final approval of the proposed settlement during September 2011. In light of the proposed settlement, the court has suspended further proceedings in this case. If DOJ were to withhold final approval of the proposed settlement, or the parties otherwise failed to conclude the proposed settlement, it is expected that the court would resume the proceedings and set a new date for trial, in which event the Company would vigorously defend itself on the merits. Although the Company expects this matter to be resolved in accordance with the proposed settlement, if the matter were to proceed to trial an adverse outcome could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

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

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $101

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $27 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The final arbitration hearing is scheduled to commence in May 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and six months ended July 31, 2011 and 2010. As of July 31, 2011, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. However, the Company believes that the loss recorded to date is sufficient to account for the ultimate outcome of this contractual situation. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

The Company has $16 million of receivables relating to value added taxes (VAT) as of July 31, 2011 that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $36 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. In fiscal 2011, the Customer drew, and the Company funded, $27 million on the Company’s standby letters of credit relating to the delivery of the System. As of July 31, 2011, there were $6 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of the amounts drawn by the Customer on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $26 million as of July 31, 2011, of which $21 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Additionally, Siemens AG (Siemens), the parent corporation of the Company’s principal subcontractor, has been subject to a number of investigations focusing on alleged improper payments to government officials and political parties in a number of countries, including Greece. The Company has taken a number of actions to determine that it had no involvement in any improper payments that may have been made by Siemens in connection with the Greek contract. If the Greek government’s investigation ultimately finds evidence of Siemens wrongdoing, the legal compliance and political issues that this would raise could impact the Company’s subcontractor’s ability to perform the subcontract and the Company’s ability to perform the Greek contract. This could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in the U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of July 31, 2011, based on its assessment of the likely outcome of this matter.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10—Other Commitments and Contingencies:

DS&S Joint Venture

In March 2006, the Company sold its interest in DS&S, a joint venture in which the Company owned a 50% interest. As part of the sale, the Company agreed to indemnify the purchaser for certain legal costs and expenses, including those related to a government investigation involving DS&S and any litigation resulting from that investigation up to the sum of the sales price of $9 million plus $1 million received by the Company in repayment of a loan owed by DS&S. As of July 31, 2011, the Company has deferred the potential $9 million gain on this sale pending resolution of the indemnification obligation.

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

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its accounting and management internal control systems, including: control environment and overall accounting system, estimating system, purchasing system, property system, and earned value management system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. For example, it was determined that the audit procedures the DCAA previously used in reviewing some of the Company’s systems and other government contractors systems were not in compliance with the requirements of Generally Accepted Government Auditing Standards. As a result, certain previous audit reports were rescinded and the current audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

DCAA has recently completed audits of the Company’s accounting, billing, and indirect and other direct costs (IODC) systems (all of which are now included as part of the control environment and overall accounting system under the DoD’s recently issued business system rule). The audit results and the Company’s responses to those results are under evaluation by the Defense Contract Management Agency (DCMA), which is the responsible agency to determine whether any of the DCAA findings represent significant deficiencies or material weakness in the Company’s internal control systems. Additionally, the DCAA has commenced a newly designed comprehensive audit of the Company’s control environment and overall accounting system, which includes the systems that used to be known as the accounting, billing, IODC, compensation and labor systems. The Company also changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

control deficiencies in the Company’s system audits or other reviews can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. In addition, due to uncertainty created by the lack of timely completion of system and other audits, the Company has agreed to an immaterial downward adjustment to its provisional indirect billing rates for fiscal 2011 and 2012 pending resolution of such uncertainty.

Government audits and reviews may conclude that the Company’s practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. The Company’s receipt of adverse audit findings, or the failure to obtain an “adequate” determination of its various accounting and management internal control systems, including changes to its indirect cost and direct labor estimating systems, from the responsible U.S. Government agency could significantly and adversely affect its business, including its ability to bid on new contracts and its competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against the Company, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect the Company’s ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2005 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2004 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of July 31, 2011, the Company has recorded a liability of $30 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal 2004.

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

During the next 12 months, it is reasonably possible that resolution of these reviews by taxing authorities, both domestic and international, could be reached with respect to $12 million of the Company’s unrecognized tax benefits including $1 million of previously accrued interest, depending on the timing of ongoing examinations, litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained on audit or because the Company agrees to their disallowance and pays the related income tax. These unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. As of July 31, 2011, the Company had liabilities for uncertain tax positions of $23 million, including $1 million related to discontinued operations.

During the six months ended July 31, 2011, the Company’s uncertain tax positions were reduced by $5 million resulting from the resolution of certain tax uncertainties. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit aggregating to $61 million at July 31, 2011, principally related to guarantees on contracts with foreign government customers. Of the total outstanding letters of credit, $6 million was related to certain advance payment and performance bonding requirements on a firm-fixed-price contract with the Greek government. The Company also has outstanding surety bonds in the amount of $309 million, principally related to performance and payment bonds.

SAIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other

The DoD is in the process of restructuring the Company’s Army Brigade Combat Team Modernization program. As a result of this restructuring, certain efforts associated with the program were terminated for convenience by the DoD in July 2009, January 2010 and May 2011. The Company received an undefinitized change order which required the Company to submit a restructure proposal. The Company submitted its restructure proposal to its prime contractor in April 2010 and the prime contractor submitted its restructure proposal to the customer in May 2010. The Company and prime contractor are currently working on a revised restructure proposal to give effect for additional changes in anticipated program scope that have occurred subsequent to the May 2010 submission. The Company continues to perform on this program in accordance with the revised scope of work under a reduced provisional billing rate that allows the Company to receive a lesser amount of the projected fee until the contract negotiations are completed. The Company has recognized revenues of approximately $450 million, including estimated fee, from October 2009 through July 31, 2011 under the undefinitized change order. The actual fee payable to the Company on this program is dependent on the outcome of the change order negotiations and may differ from amounts previously recognized.

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

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ending January 31, 2012 as “fiscal 2012.” All information for the three and six months ended July 31, 2010 appearing in this section has been recast to give effect to the change in reportable segments and for discontinued operations.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to all agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets. Our business is focused on solving issues of national and global importance in the areas of national security, energy and the environment, critical infrastructure and health information technology. We combine technology and domain and mission expertise to deliver solutions that support our customers’ life-cycle. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy, environment and infrastructure; and health information technology. Our significant long-term management initiatives include:

•

achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

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

Key financial highlights and events, including progress against these initiatives, during the three months ended July 31, 2011 include:

•

Revenues for the three months ended July 31, 2011 decreased 6% over the same period in the prior year, reflecting internal revenue contraction (as defined in “Non-GAAP Financial Measures”) of 7%. The internal revenue contraction was driven by revenue declines in all of our reportable segments and the effect of revenues from the receipt of a $56 million royalty payment included in our Corporate and Other segment in the same period of the prior year, partially offset by revenue increases in our energy and health business areas within our Health, Energy and Civil Solutions segment.

•

Operating income decreased $63 million for the three months ended July 31, 2011 as compared to the same period in the prior year primarily due to lower revenues and the $56 million royalty payment received in our Corporate and Other segment during the three months ended July 31, 2010.

•

Income from continuing operations for the three months ended July 31, 2011 decreased $45 million, or 29%, over the same period in the prior year due to decreased operating income of $63 million resulting from the $56 million royalty payment received during the three months ended July 31, 2010, an increase in interest expense of $9 million, as the result of the issuance of senior unsecured notes in December 2010, and a higher tax rate as compared to the same period in the prior year.

SAIC, INC.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended July 31, 2011 decreased $.10 per share, or 24%, as compared to the same period in the prior year primarily due to the decrease in income from continuing operations partially offset by a decline in the diluted weighted average number of shares outstanding of 26 million, or 7%, primarily due to stock repurchases.

•

Discontinued operations for the three months ended July 31, 2011 reflects the June 2011 sale of certain components of the business primarily focused on providing information technology services to international oil and gas companies, including a gain on sale before income taxes of $109 million.

•

Cash and cash equivalents increased $54 million during the three months ended July 31, 2011 including proceeds of $169 million from the completion of the sale of certain components of our business partially offset by cash used to repurchase our stock totaling $171 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.3 billion for the three months ended July 31, 2011. Total backlog was $17.7 billion at July 31, 2011 as compared to $18.0 billion at April 30, 2011.

Business Environment

In fiscal 2011, we generated 91% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented 76% of our total revenues in fiscal 2011. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities.

While we believe that national security, including defense, spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to closely examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps which are expected to generate over $900 billion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $420 billion in national security savings, $330 billion of which is specifically from DoD’s budget, over the next 10 years. If an additional $1.2 to $1.5 trillion in savings are not voted into law by both houses of Congress by December 23, 2011, automatic spending cuts totaling an additional $1.2 trillion over 10 years will be triggered, which are expected to reduce DoD and Homeland Security spending by approximately $500 billion and other federal agency spending by approximately $700 billion over that timeframe, beginning in the government fiscal year ending September 30, 2013. We are evaluating the potential impacts of the new legislation on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects.

In February 2011, the Obama Administration submitted the Presidential Budget for the government fiscal year ending September 30, 2012 (GFY 2012) to Congress. However, based on the recent debt ceiling debate and delays in the appropriations process, we expect that a continuing resolution will be put in place for at least part of GFY 2012. A continuing resolution authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year (in this case, GFY 2011), but does not authorize new spending initiatives. If continuing resolutions remain in effect for an extended period of time, it could delay new contract awards, delay the procurement of products, services and solutions we provide, or result in new spending initiatives being cancelled.

Reportable Segments

We define our reportable segments based on the way our chief operating decision maker (CODM) manages the operations of the Company for purposes of allocating resources and assessing performance.

Prior to February 1, 2011, our CODM managed our operations at the business unit level, each of which reported to one of several operating groups. Our business units were aggregated into reportable segments, Government and Commercial, based on the nature of the customers served, contractual requirements and the regulatory environment governing the business unit’s operations. We also had a Corporate and Other segment.

Effective February 1, 2011, we further aligned our operations within the maturing group structure that is better organized around the markets served and the nature of products and services provided to customers in those markets. Coincident with the completion of this organizational alignment, the CODM commenced management of our operations at the group level for purposes of allocating resources and assessing performance. As a result of this change, we redefined our reportable segments into the following: Defense Solutions; Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; and Corporate and Other.

SAIC, INC.

While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets as described in further detail below, there are a wide array of scientific, engineering, systems integration and technical services and solutions that we provide in each of these reportable segments, but which are performed specifically to meet the needs of the market and customers served in the segment. These include:

•

Systems Engineering and Integration. We provide systems engineering and implementation services and solutions to help our customers design and integrate complex network processes and infrastructure. These services and solutions include designing, installing, testing, repairing, maintaining and upgrading systems and processes.

•

Software Development. We provide software development services and solutions to help our customers maximize value by extending and renovating critical systems through software capabilities. These services include automating code generation, managing computer resources, and merging and evaluating large amounts of data.

•

Cybersecurity. We provide services and solutions to help our customers prepare for, protect against, and respond to a wide array of cybersecurity threats. These services and solutions include designing comprehensive cyber-risk management programs to identify and neutralize cyber attacks, integrating and managing information security services to protect customers’ mission-critical data, identifying and advising in connection with the selection of disaster recovery plans and performing tests to certify that information technology systems operate in accordance with design requirements.

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

•

Securing Critical Infrastructure. We provide customers with services to protect critical infrastructure from acts of terrorism and natural disasters as well as from threats due to error, maliciousness, wear and tear, planning oversights and previously unforeseen vulnerabilities. These services include risk management (vulnerability assessments and threat identification), training exercises and simulations, awareness programs, physical security, protection and detection systems and critical infrastructure continuity and contingency planning as well as casualty and damage assessment tools and disaster recovery services.

•

Modeling and Simulation. We provide applied research and technology and modeling and simulation services to the U.S. military, space and intelligence communities, including support related to mission preparation, launch and execution.

•

Enterprise Information Solutions. We provide a comprehensive set of IT service offerings including enterprise information technology optimization, business intelligence, enterprise resource planning maintenance and staff augmentation services.

Defense Solutions

Defense Solutions provides systems engineering and specialized technical services and solutions in support of command and control, communications, modeling and simulation, logistics, readiness and sustainment and network operations to a broad customer base. Defense Solutions helps design and implement advanced, networked command and control systems to enable U.S. and allied defense customers to plan, direct, coordinate and control forces and operations at strategic, operational and tactical levels. Defense Solutions also provides a wide range of logistics and product support solutions, including supply chain management, demand forecasting, distribution, maintenance and training services, to enhance the readiness and operational capability of U.S. military personnel and their weapons and support systems. Major customers of Defense Solutions include most branches of the U.S. military.

Health, Energy and Civil Solutions

Health, Energy and Civil Solutions provides services and solutions in the areas of critical infrastructure, homeland security, safety and mission assurance, training, environmental assessments and restoration, engineering design, construction and sophisticated IT services across a broad customer base. These services and solutions range from design and construction services, energy renewables and energy distribution/smart-grid, to healthcare IT and engineering, health infrastructure, biomedical support and research. Health, Energy and Civil Solutions also provides integrated security solutions and training expertise in the detection of chemical, biological, radiological, nuclear and explosive threats and designs and develops

SAIC, INC.

products and applied technologies that aid anti-terrorism and homeland security efforts, including border, port and security inspection systems and checked baggage explosive detection systems. Major customers of Health, Energy and Civil Solutions primarily include U.S. federal government, foreign governments, state and local governmental agencies and commercial enterprises in various industries.

Intelligence and Cybersecurity Solutions

Intelligence and Cybersecurity Solutions provides systems and services focused on intelligence, surveillance, reconnaissance and cybersecurity across a broad spectrum of national security programs. Intelligence and Cybersecurity Solutions provides quick reaction, manned and unmanned airborne, maritime, space and ground-based surveillance systems which leverage an understanding of the underlying physics and operating in space, weight and power-constrained environments. Intelligence and Cybersecurity Solutions also provides intelligence processing, exploitation, and dissemination solutions, including systems designed to optimize decision-making in high rate, large volume, and complex data environments. Intelligence and Cybersecurity Solutions provides cybersecurity technology solutions, analytics and forensics, and products that protect data, applications, and modern information technology infrastructures from advanced and persistent threats as well as mission support in the geospatial, intelligence analysis, technical operations, and linguistics domains. Major customers of Intelligence and Cybersecurity Solutions include the national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.

Corporate and Other

Corporate and Other includes the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

Key Financial Metrics

Bookings and Backlog. We received net bookings worth an estimated $2.3 billion and $5.9 billion during the three and six months ended July 31, 2011, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

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

SAIC, INC.

The estimated value of our total backlog as of the dates presented was as follows:

	July 31, 2011	April 30, 2011*	January 31, 2011*
	(in millions)
Defense Solutions:
Funded backlog	$2,025	$2,005	$2,272
Negotiated unfunded backlog	4,948	5,214	5,400
Total Defense Solutions backlog	$6,973	$7,219	$7,672
Health, Energy and Civil Solutions:
Funded backlog	$1,742	$1,685	$1,780
Negotiated unfunded backlog	3,264	3,462	2,131
Total Health, Energy and Civil Solutions backlog	$5,006	$5,147	$3,911
Intelligence and Cybersecurity Solutions:
Funded backlog	$1,511	$1,329	$1,330
Negotiated unfunded backlog	4,234	4,341	4,207
Total Intelligence and Cybersecurity Solutions backlog	$5,745	$5,670	$5,537
Total:
Funded backlog	$5,278	$5,019	$5,382
Negotiated unfunded backlog	12,446	13,017	11,738
Total backlog	$17,724	$18,036	$17,120

*	Adjusted to reclassify $195 million from Intelligence and Cybersecurity Solutions to Defense Solutions.

Total backlog may fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. While backlog increased during the six months ended July 31, 2011, contract awards continue to be negatively impacted by on-going industry-wide U.S. government budget constraints and delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision.

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

The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Six Months Ended July 31
	2011	2010
Cost-reimbursement	43%	47%
T&M and FP-LOE	30	30
FFP	27	23
Total	100%	100%

The increase in the percentage of revenues generated from FFP contracts during the six months ended July 31, 2011, as compared to the same period of the prior year was primarily due to increased revenues from design and construction services and increased sales of proprietary products.

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

SAIC, INC.

The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Labor-related revenues	$1,517	(1)%	$1,530	$3,059	(1)%	$3,087
As a percentage of revenues	58%		56%	58%		57%
M&S revenues	1,079	(11)	1,219	2,225	(3)	2,289
As a percentage of revenues	42%		44%	42%		43%

M&S revenues decreased as a percentage of total revenues during the three and six months ended July 31, 2011 as compared with the same periods in the prior year primarily due to a $56 million royalty payment received during the three months ended July 31, 2010. Labor-related revenues for the three and six months ended July 31, 2011 decreased slightly as compared to the same periods in the prior year due to a decrease in the number of full-time and part-time employees as compared to the same periods in the prior year.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Revenues	$2,596	(6)%	$2,749	$5,284	(2)%	$5,376
Cost of revenues	2,258	(4)	2,351	4,615	(1)	4,656
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	68	(4)	71	118	(15)	139
Bid and proposal (B&P)	40	(7)	43	76	(3)	78
Internal research and development (IR&D)	21	75	12	36	44	25

Operating income	209	(23)	272	439	(8)	478
As a percentage of revenues	8.1%		9.9%	8.3%		8.9%
Non-operating expense, net	(27)		(20)	(50)		(38)

Income from continuing operations before income taxes	182	(28)	252	389	(12)	440
Provision for income taxes	(70)	(26)	(95)	(147)	(8)	(159)

Income from continuing operations	112	(29)	157	242	(14)	281
Income from discontinued operations, net of tax	66		33	67		34

Net income	$178	(6)	$190	$309	(2)	$315

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective in fiscal 2012, one of our subsidiaries adopted our more prevalent disclosure statement resulting in certain costs previously classified as G&A in fiscal 2011 ($7 million and $13 million for the three and six months ended July 31, 2010, respectively) being classified as cost of revenues in fiscal 2012 on a prospective basis. Total operating costs were not affected by this change.

Reportable Segment Results. Effective February 1, 2011, the Company redefined its Government and Commercial segments into the following: Defense Solutions; Health, Energy and Civil Solutions; and Intelligence and Cybersecurity Solutions based on the markets served and the nature of products and services provided to customers in those markets. Corporate and Other consists of the operations of our internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by our U.S. Government customers and certain revenue and expense items excluded from the evaluation of a reportable segment’s performance.

The segment information for the three and six months ended July 31, 2010 has been recast to give effect to the change in reportable segments and for discontinued operations.

SAIC, INC.

The following table summarizes changes in Defense Solutions revenues and operating income for the periods presented:

Defense Solutions	Three Months Ended July 31			Six Months Ended July 31
	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Revenues	$1,085	(6)%	$1,159	$2,222	(2)%	$2,269
Operating Income	88	(5)	93	178	1	177
Operating Margin	8.1%		8.0%	8.0%		7.8%

Defense Solutions revenues decreased by $74 million, or 6%, including internal revenue contraction of 7%, for the three months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue contraction was primarily attributable to a systems development and implementation contract for a local government which was completed in the period ($18 million), reduced activity on an infrastructure support services program for an agency of the DoD ($16 million) and reduced activity on our U.S. Army Brigade Combat Team Modernization contract ($14 million).

Defense Solutions revenues decreased by $47 million, or 2%, all of which was attributable to internal revenue contraction, for the six months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue contraction was primarily attributable to a systems development and implementation contract for a local government which was completed in the period ($31 million), reduced activity on our U.S. Army Brigade Combat Team Modernization contract ($31 million) and reduced activity on an infrastructure support services program for an agency of the DoD ($18 million) in addition to one less business day as compared to the same period in the prior year ($17 million). This decline was partially offset by continued growth on a number of existing contract vehicles including a systems and software maintenance/upgrade program for the U.S. Army ($48 million).

Defense Solutions operating income decreased by $5 million, or 5%, for the three months ended July 31, 2011 as compared to the same period in the prior year primarily due to the decline in segment revenues and lower fees on a systems development and implementation contract for a local government which was completed in the period ($7 million).

Defense Solutions operating income increased $1 million, or 1%, for the six months ended July 31, 2011 as compared to the same period in the prior year primarily due to more effective cost management ($17 million) partially offset by decline in revenues and lower fees on a systems development and implementation contract for a local government which was completed in the period ($12 million).

The following table summarizes changes in Health, Energy, and Civil Solutions revenues and operating income for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Health, Energy and Civil Solutions	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Revenues	$667	(2)%	$683	$1,336	(3)%	$1,377
Operating Income	61	(2)	62	117	(8)	127
Operating Margin	9.1%		9.1%	8.8%		9.2%

Health, Energy and Civil Solutions revenues decreased $16 million, or 2%, including internal revenue contraction of 7%, for the three months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue contraction reflects reduced activity in certain U.S. federal civilian agency programs, including various programs in support of National Aeronautics and Space Administration (NASA) ($9 million), and certain DoD programs ($5 million), and by timing in delivery of checked baggage explosive detection systems ($18 million) related to an acquisition completed in August 2010. These decreases were partially offset by growth in our energy and health business areas. Energy growth was driven primarily by new design-build projects for geothermal power plant construction ($18 million). Our health information technology business growth was driven by expanded scope on new and existing programs particularly with our DoD military health system customers ($7 million).

Health, Energy and Civil Solutions revenues decreased $41 million, or 3%, including internal revenue contraction of 7%, for the six months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue contraction reflects a timing-related reduction in delivery of units of our non-intrusive cargo inspection systems ($25 million) and checked baggage explosive detection systems ($37 million) related to an acquisition completed in August 2010. In addition, certain U.S. federal civilian agency programs experienced reduced activity, including various programs in support of NASA ($16 million). There was also one less business day as compared to the same period in the prior year ($11 million). These decreases were partially offset by growth in our energy and health business areas as described above, including new design-build projects for geothermal power plant construction ($22 million) and expanded scope on new and existing programs with our DoD military health system customers ($20 million).

SAIC, INC.

Health, Energy and Civil Solutions operating income decreased $1 million, or 2%, for the three months ended July 31, 2011 as compared to the same period in the prior year. The decline in operating income was primarily driven by increased investment in growth-oriented research and development activities related to the development of new homeland security products offerings ($4 million), and increased amortization expense ($4 million) related to acquisition activities in the current and prior years. These decreases were partially offset by favorable program fee performance, and efficiency actions to reduce indirect expenses across the segment.

Health, Energy and Civil Solutions operating income decreased $10 million, or 8%, for the six months ended July 31, 2011 as compared to the same period in the prior year. The decline in operating income was primarily driven by increased investment in research and development related to the development of new homeland security products offerings ($9 million), increased amortization expense ($7 million) related to acquisition activities in the current and prior years, and reduced deliveries of our non-intrusive cargo inspection systems, which have higher relative operating margins. These decreases were partially offset by favorable program fee performance and efficiency actions to reduce indirect expenses across the segment.

The following table summarizes changes in Intelligence and Cybersecurity Solutions revenues and operating income for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Intelligence and Cybersecurity Solutions	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Revenues	$843	(1)%	$852	$1,727	3%	$1,677
Operating Income	75	9	69	159	21	131
Operating Margin	8.9%		8.1%	9.2%		7.8%

Intelligence and Cybersecurity Solutions revenues decreased $9 million, or 1%, all of which was attributable to internal revenue contraction, for the three months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue contraction was primarily due to the conclusion of a forward operating base integrated security equipment supply contract ($16 million). This decline was partially offset by revenue increases in our intelligence analysis and airborne surveillance businesses, particularly on contracts with our DoD customers. Revenue growth in our cybersecurity solutions business area was relatively flat as compared to the same period in the prior year.

Intelligence and Cybersecurity Solutions revenues increased $50 million, or 3%, all of which was attributable to internal revenue growth, for the six months ended July 31, 2011 as compared to the same period in the prior year. Internal revenue growth was primarily attributable to increased activity on an existing intelligence analysis contract ($37 million), a new manned airborne surveillance program ($33 million), and several cybersecurity programs ($5 million). These increases were partially offset by a decline in revenues due to the conclusion of a forward operating base integrated security equipment supply contract ($16 million) and one less business day as compared to the same period in the prior year ($13 million).

Intelligence and Cybersecurity Solutions operating income increased $6 million, or 9%, for the three months ended July 31, 2011 as compared to the same period in the prior year. The increase in operating income was primarily attributable to strong program execution and effective cost management ($5 million) despite a minor contraction in revenue, increased sales of higher-margin proprietary products ($2 million) and lower bid and proposal expenses ($3 million) partially offset by increased investment in growth-oriented research and development activities ($2 million).

Intelligence and Cybersecurity Solutions operating income increased $28 million, or 21%, for the six months ended July 31, 2011 as compared to the same period in the prior year. The increase in operating income was primarily attributable to strong program execution and effective cost management ($9 million), increased sales of higher-margin proprietary products ($8 million), revenue growth ($6 million), and lower bid and proposal expenses ($5 million) primarily attributable to the timing of bid and proposal activities.

The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the periods presented:

	Three Months Ended July 31			Six Months Ended July 31
Corporate and Other	2011	Percent change	2010	2011	Percent change	2010
	($ in millions)
Revenues	1	(98)%	$56	1	(98)%	$56
Operating income (loss)	$(15)	(131)%	$48	$(15)	(135)%	$43

SAIC, INC.

Corporate and Other operating income (loss) for the three and six months ended July 31, 2011 includes charges related to the proposed settlement of a litigation matter involving work performed at the National Center for Critical Information Processing and Storage of $22 million partially offset by gains on the sale of real estate of $21 million and $27 million, respectively. Corporate and Other revenues and operating income for the three and six months ended July 31, 2010 includes a $56 million royalty payment received in connection with the resolution of a patent infringement matter.

Interest Expense. Interest expense for the three and six months ended July 31, 2011, respectively, increased $9 million, or 47%, and $19 million, or 51% as compared to the same periods in the prior year. The increase in interest expense is primarily due to issuance of $750 million of senior unsecured notes in December 2010.

Provision for Income Taxes. The provision for income taxes as a percentage of income from continuing operations before income taxes increased to a more normative effective tax rate of 38.5% for the three months ended July 31, 2011 as compared to 37.7% for the same period in the prior year due to the estimated non-deductible penalty portion of the proposed settlement of a litigation matter involving work performed at the National Center for Critical Information Processing and Storage.

The provision for income taxes as a percentage of income from continuing operations before income taxes increased to a more normative effective tax rate of 37.8% for the six months ended July 31, 2011 as compared to 36.1% for the same period in the prior year primarily due to a $11 million reduction in the provision for income taxes for the six months ended July 31, 2010 resulting from the resolution of certain tax uncertainties.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the Internal Revenue Service (IRS) for fiscal years prior to and including fiscal 2008. Effective fiscal 2011, we participate in the IRS Compliance Assurance Process, in which the IRS and we endeavor to agree on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

Income from Continuing Operations. Income from continuing operations decreased $45 million, or 29%, and $39 million, or 14%, for the three and six months ended July 31, 2011, respectively, as compared to the same periods in the prior year primarily due to the decrease in operating income for the three and six months ended July 31, 2011, respectively, and an increase in interest expense and a higher income tax rate for the three and six months ended July 31, 2011 as compared to the same periods in the prior year.

Diluted Earnings per Share (EPS) from Continuing Operations. Diluted EPS from continuing operations decreased $.10 per share, or 24%, and $.05 per share, or 7%, for the three and six months ended July 31, 2011, respectively, as compared to the same periods in the prior year, primarily due to the decrease in income from continuing operations and a reduction in the diluted weighted average number of shares outstanding of 26 million, or 7%, and 28 million, or 8%, for the three and six months ended July 31, 2011, respectively, primarily due to share repurchases.

Discontinued Operations. On June 10, 2011, in order to better align our business portfolio with our strategy, we sold certain components of the business, which were historically included in our Commercial segment, primarily focused on providing information technology services to international oil and gas companies. Pursuant to the definitive sale agreement, we retained the assets and obligations of a defined benefit pension plan in the United Kingdom. We have classified the operating results of these business components, including the pension activity through the date of sale, as discontinued operations for all periods presented.

The pre-sale operating results of the business sold for the periods presented were as follows:

	Six Months Ended July 31
	2011	2010
	(in millions)
Revenues	$69	$103
Costs and expenses:
Cost of revenues	54	84
Selling, general and administrative expenses	8	17
Operating income	$7	$2

During the three and six months ended July 31, 2011, we received proceeds of $169 million resulting in a preliminary gain on sale before income taxes of $109 million related to this sale, subject to contractual adjustments. During the three and six months ended July 31, 2010, the Company recorded a pre-tax gain of $52 million related to the settlement of an arbitration proceeding brought against Telkom South Africa by the Company’s former subsidiary, Telcordia Technologies, Inc. Income from discontinued operations also includes other activity that is immaterial and not reflected above.

SAIC, INC.

Net Income and Diluted EPS. Net income decreased $12 million, or 6%, and $6 million, or 2%, for the three and six months ended July 30, 2011, respectively, as compared to the same periods in the prior year. The decrease in net income for the three and six months ended July 31, 2011 as compared to the same periods in the prior year reflects a decrease in income from continuing operations. Diluted EPS for the three months ended July 31, 2011 remained consistent at $.50 as compared to the same period in the prior year. Diluted EPS increased $.05 per share, or 6%, for the six months ended July 31, 2011, as compared to the same period in the prior year due to a reduction in the diluted weighted average number of shares outstanding of 28 million, or 8%, primarily due to share repurchases, partially offset by a decrease in net income of $6 million.

Liquidity and Capital Resources

We had $1.336 billion in cash and cash equivalents at July 31, 2011, which were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility, which is backed by a number of financial institutions, matures in fiscal 2016 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, acquisitions of businesses, stock repurchases and payment of current portions of notes payable and long-term debt. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $1.336 billion and $1.367 billion at July 31, 2011 and January 31, 2011, respectively. The following table summarizes cash flow information for the periods presented:

	Six Months Ended July 31
	2011	2010
	(in millions)
Total cash flows provided by continuing operations	$210	$241
Total cash flows provided by (used in) investing activities of continuing operations	19	(174)
Total cash flows used in financing activities of continuing operations	(407)	(411)
Increase in cash and cash equivalents from discontinued operations	146	89
Effect of foreign exchange rate changes on cash and cash equivalents	1	(2)
Total decrease in cash and cash equivalents	$(31)	$(257)

Cash Provided by Continuing Operations. Cash flows from continuing operations decreased $31 million for the six months ended July 31, 2011 as compared to the same period in the prior year. Cash flows from continuing operations were primarily impacted by the receipt of a $56 million royalty payment during the six months ended July 31, 2010.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We generated $19 million of cash in support of investing activities of continuing operations during the six months ended July 31, 2011 including $78 million of proceeds from the sale of real estate, partially offset by $26 million to acquire a business and $30 million to purchase property, plant and equipment. We used $174 million of cash in support of investing activities of continuing operations during the six months ended July 31, 2010 including $140 million to acquire a business and $35 million to purchase property, plant and equipment primarily related to spending on information technology modernization projects and construction projects for leased facilities.

Cash Used in Financing Activities of Continuing Operations. We used $407 million of cash in support of financing activities of continuing operations during the six months ended July 31, 2011, including $417 million to repurchase shares of our stock. We used $411 million of cash in support of financing activities of continuing operations during the six months ended July 31, 2010, including $445 million to repurchase shares of our stock partially offset by $22 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercises of stock options and $13 million in excess tax benefits associated with stock-based compensation.

Cash Flows from Net Discontinued Operations. Cash flows from discontinued operations for the six months ended July 31, 2011, included proceeds of $169 million from the sale of certain components of the business. Cash flows from discontinued operations for the six months ended July 31, 2010 included proceeds of $82 million from the settlement of an arbitration proceeding brought against Telkom South Africa by our former subsidiary Telcordia Technologies, Inc.

SAIC, INC.

Stock Repurchase Program

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of July 31, 2011, we have repurchased an aggregate of 34 million shares under the 2010 Repurchase Program and there were 6 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

Underfunded Pension Obligation

We sponsor a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on a specific customer contract, which expired. As of January 31, 2011, the pension plan had an underfunded projected benefit obligation of $20 million. In April 2010, plan participants who were then performing services on the contract transferred to a successor contractor. We expect that certain plan participants will transfer their pension plan assets and obligations to a successor contractor. The impact of these transfers on plan assets and obligations will depend on the number of plan participants who elect to transfer their pension benefits to a successor contractor’s plan, the amount of assets and obligations to be transferred, the performance of the pension plan assets and agreement on the timing of the transfer of the pension plan assets and obligations to a successor contractor’s plan. We have continuing defined benefit pension obligations with respect to certain plan participants; however, benefits are no longer accruing under the plan as of May 2011. In June 2011, we sold certain components of our business, including the component of our business that contained this pension and employed the pension plan participants and pursuant to the definitive sale agreement, we retained the assets and obligations of this defined benefit pension plan.

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

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	July 31, 2011	January 31, 2011
	(in millions)
Senior unsecured notes:
$550 million 6.25% notes maturing in July 2012	$550	$550
$450 million 4.45% notes maturing in December 2020	448	448
$250 million 7.13% notes maturing in July 2032	248	248
$300 million 5.50% notes maturing in July 2033	296	296
$300 million 5.95% notes maturing in December 2040	300	300
Capital leases and other notes payable	10	10
Total	1,852	1,852
Less: current portion	553	3
Notes payable and long-term debt, net of current portion	$1,299	$1,849

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of July 31, 2011.

Credit Facility. We have a revolving credit facility, which provides for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate through fiscal 2016. As of July 31, 2011 and January 31, 2011, there were no borrowings outstanding under our revolving credit facility. The facility contains financial covenants and customary restrictive covenants. As of July 31, 2011, we were in compliance with all covenants under the revolving credit facility.

SAIC, INC.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 10 of the notes to the condensed consolidated financial statements for the three and six months ended July 31, 2011 contained in this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the notes to the condensed consolidated financial statements for the three and six months ended July 31, 2011 contained in this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, that are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended July 31, 2011.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth (contraction) percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) percentage by comparing our reported revenue for the current year period to the revenue for the prior year period adjusted to include the actual revenue of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year period to our prior year period reported revenue.

We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our executives and the broader employee population is based, in part, on achievement of revenue targets linked to internal revenue growth.

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth (contraction) percentage is one of two components of the total revenue growth (contraction) percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue (contraction) growth percentage next to or near disclosures of internal revenue growth (contraction) percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies.

SAIC, INC.

Internal revenue growth (contraction) percentages for the three and six months ended July 31, 2011 were calculated as follows:

	Three Months Ended July 31, 2011	Six Months Ended July 31, 2011
	($ in millions)
Defense Solutions:
Prior year period’s revenues, as reported	$1,159	$2,269
Revenues of acquired businesses for the comparable prior year period	2	4
Prior year period’s revenues, as adjusted	$1,161	$2,273
Current year period’s revenues, as reported	1,085	2,222
Internal revenue contraction	$(76)	$(51)
Internal revenue contraction percentage	(7)%	(2)%

Health, Energy and Civil Solutions:
Prior year period’s revenues, as reported	$683	$1,377
Revenues of acquired businesses for the comparable prior year period	31	61
Prior year period’s revenues, as adjusted	$714	$1,438
Current year period’s revenues, as reported	667	1,336
Internal revenue contraction	$(47)	$(102)
Internal revenue contraction percentage	(7)%	(7)%

Intelligence and Cybersecurity Solutions:
Prior year period’s revenues, as reported	$852	$1,677
Revenues of acquired businesses for the comparable prior year period	2	4
Prior year period’s revenues, as adjusted	$854	$1,681
Current year period’s revenues, as reported	843	1,727
Internal revenue growth (contraction)	$(11)	$46
Internal revenue growth (contraction) percentage	(1)%	3%

Total*:
Prior year period’s revenues, as reported	$2,749	$5,376
Revenues of acquired businesses for the comparable prior year period	35	69
Prior year period’s revenues, as adjusted	$2,784	$5,445
Current year period’s revenues, as reported	2,596	5,284
Internal revenue contraction	$(188)	$(161)
Internal revenue contraction percentage	(7)%	(3)%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

Effects of Inflation

A significant portion of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both increased commensurate with inflation. As a result, net income as a percentage of total revenues has not been materially impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended July 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2011, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 31, 2011, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures

SAIC, INC.

are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the notes to condensed consolidated financial statements for the three and six months ended July 31, 2011 contained within this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

Except for the updated risk factor described below and those detailed in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

We face substantial uncertainties related to our CityTime contract.

There are ongoing investigations being conducted by the U.S. Attorney’s Office and the New York City Department of Investigations relating to an alleged fraudulent scheme that involves a systems development and implementation contract for an automated time and attendance and workforce management system (CityTime) that we completed in June 2011 for certain agencies of the City of New York (City). We have billed the City approximately $635 million under the contract. An adverse outcome of any of these investigations may result in non-payment of the accounts receivable owed by the City to us, reimbursement of other amounts that we previously received under the contract, additional damages and penalties, and criminal fines, restitution and other remedies, including suspension or debarment from government contracting, any of which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In December 2010, our board of directors authorized a stock repurchase program (the 2010 Repurchase Program) under which we may repurchase up to 40 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. As of July 31, 2011, we have repurchased an aggregate of 34 million shares under the 2010 Repurchase Program and there were 6 million shares remaining authorized for repurchase under the 2010 Repurchase Program.

The following table presents repurchases of our stock during the quarter ended July 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2011 – May 31, 2011	574,489	$17.44	566,113	16,092,213
June 1, 2011 – June 30, 2011	3,465,245	16.69	3,444,000	12,648,213
July 1, 2011 – July 31, 2011	6,767,609	16.47	6,748,961	5,899,252

Total	10,807,343	16.59	10,759,074

SAIC, INC.

(1)	Includes shares purchased as follows:

	May	June	July
Under publicly announced plans or programs	566,113	3,444,000	6,748,961
Upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options	743	2,455	10,453
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	7,633	18,790	8,195
Total	574,489	3,465,245	6,767,609

(2)	The 2010 Repurchase Program under which we may repurchase up to 40 million shares of our common stock was publicly announced in December 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 22, 2011 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 22, 2011 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SAIC, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 1, 2011

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Registrant. Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 22, 2011 with the SEC.

3.2	Restated Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 22, 2011 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File