Form 10-Q
period 2013-05-03
SAIC, Inc.; SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2013-06-04
CIK 1336920, 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-33072	SAIC, Inc.	Delaware	20-3562868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300

000-12771	Science Applications International Corporation	Delaware	95-3630868
1710 SAIC Drive, McLean, Virginia 22102
(703) 676-4300

Former fiscal year: January 31

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

SAIC, Inc.	Yes ☒ No ☐
Science Applications International Corporation	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

SAIC, Inc.	Yes ☒ No ☐
Science Applications International Corporation	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of May 20, 2013 was as follows:

SAIC, Inc.	342,518,407 shares of common stock ($.0001 par value per share)
Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed by SAIC, Inc. (SAIC) and Science Applications International Corporation (Science Applications). SAIC is a holding company and Science Applications is a direct, 100%-owned subsidiary of SAIC. Each of SAIC and Science Applications is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to SAIC, Science Applications and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions, except per share amounts)
Revenues	$2,707	$2,764
Costs and expenses:
Cost of revenues	2,378	2,433
Selling, general and administrative expenses	154	123
Separation transaction expenses	33	—
Operating income	142	208
Non-operating income (expense):
Interest income	4	2
Interest expense	(20)	(29)
Other income, net	1	2
Income before income taxes	127	183
Provision for income taxes	(46)	(66)
Net income	$81	$117
Earnings per share (Note 2):
Basic earnings per share	$0.23	$0.35
Diluted earnings per share	$0.23	$0.35
Cash dividends declared per share	$1.12	$0.12

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Net income	$81	$117
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	(1)
Deferred taxes	—	1
Foreign currency translation adjustments, net of tax	—	—
Pension liability adjustments	—	16
Deferred taxes	—	(6)
Pension liability adjustments, net of tax	—	10
Total other comprehensive income, net of tax	—	10
Comprehensive income	$81	$127

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 3, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$563	$736
Receivables, net	2,063	1,889
Inventory, prepaid expenses and other current assets	393	454
Total current assets	3,019	3,079
Property, plant and equipment (less accumulated depreciation and amortization of $455 million and $442 million at May 3, 2013 and January 31, 2013, respectively)	315	318
Intangible assets, net	173	190
Goodwill	2,195	2,195
Deferred income taxes	14	14
Other assets	74	79
	$5,790	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,211	$1,249
Accrued payroll and employee benefits	448	542
Dividends payable	357	—
Notes payable and long-term debt, current portion	1	2
Total current liabilities	2,017	1,793
Notes payable and long-term debt, net of current portion	1,297	1,296
Other long-term liabilities	172	168
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 342 million shares issued and outstanding at May 3, 2013 and January 31, 2013	—	—
Additional paid-in capital	2,124	2,110
Retained earnings	182	510
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	2,304	2,618
	$5,790	$5,875

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2013	342	$2,110	$510	$(2)	$2,618
Net income	—	—	81	—	81
Issuances of stock	1	6	—	—	6
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1)	(6)	(10)	—	(16)
Cash dividends of $0.12 per share	—	—	(42)	—	(42)
Special cash dividend of $1.00 per share	—	—	(357)	—	(357)
Adjustments for income tax benefits from stock-based compensation	—	(10)	—	—	(10)
Stock-based compensation	—	24	—	—	24
Balance at May 3, 2013	342	$2,124	$182	$(2)	$2,304

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Cash flows from operations:
Net income	$81	$117
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30	27
Stock-based compensation	24	24
Impairment losses	4	—
Net gain on sales and disposals of assets	(7)	(1)
Other	(1)	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	(174)	3
Inventory, prepaid expenses and other current assets	59	(16)
Deferred income taxes	(1)	—
Other assets	5	—
Accounts payable and accrued liabilities	(38)	(554)
Accrued payroll and employee benefits	(92)	9
Income taxes payable	(3)	28
Other long-term liabilities	2	1
Total cash flows used in operating activities of continuing operations	(111)	(361)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(19)	(8)
Proceeds from sale of assets	25	—
Other	2	1
Total cash flows provided by (used in) investing activities of continuing operations	8	(7)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(1)
Sales of stock	4	4
Repurchases of stock	(16)	(19)
Dividend payments	(41)	(41)
Total cash flows used in financing activities of continuing operations	(53)	(57)
Decrease in cash and cash equivalents from continuing operations	(156)	(425)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(17)	—
Decrease in cash and cash equivalents from discontinued operations	(17)	—
Total decrease in cash and cash equivalents	(173)	(425)
Cash and cash equivalents at beginning of period	736	1,592
Cash and cash equivalents at end of period	$563	$1,167

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Revenues	$2,707	$2,764
Costs and expenses:
Cost of revenues	2,378	2,433
Selling, general and administrative expenses	154	123
Separation transaction expenses	33	—
Operating income	142	208
Non-operating income (expense):
Interest income	4	2
Interest expense	(20)	(29)
Other income, net	1	2
Income before income taxes	127	183
Provision for income taxes	(46)	(66)
Net income	$81	$117

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Net income	$81	$117
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	(1)
Deferred taxes	—	1
Foreign currency translation adjustments, net of tax	—	—
Pension liability adjustments	—	16
Deferred taxes	—	(6)
Pension liability adjustments, net of tax	—	10
Total other comprehensive income, net of tax	—	10
Comprehensive income	$81	$127

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 3, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$563	$736
Receivables, net	2,063	1,889
Inventory, prepaid expenses and other current assets	393	454
Total current assets	3,019	3,079
Property, plant and equipment (less accumulated depreciation and amortization of $455 million and $442 million at May 3, 2013 and January 31, 2013, respectively)	315	318
Intangible assets, net	173	190
Goodwill	2,195	2,195
Deferred income taxes	14	14
Other assets	74	79
Note receivable from SAIC, Inc. (Note 6)	16	—
	$5,806	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,211	$1,249
Accrued payroll and employee benefits	448	542
Notes payable and long-term debt, current portion	1	2
Total current liabilities	1,660	1,793
Notes payable and long-term debt, net of current portion	1,297	1,296
Notes payable to SAIC, Inc. (Note 6)	—	22
Other long-term liabilities	172	168
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at May 3, 2013 and January 31, 2013	—	—
Additional paid-in capital	233	233
Retained earnings	2,446	2,365
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	2,677	2,596
	$5,806	$5,875

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2013	5,000	$233	$2,365	$(2)	$2,596
Net income	—	—	81	—	81
Other comprehensive income, net of tax	—	—	—	—	—
Balance at May 3, 2013	5,000	$233	$2,446	$(2)	$2,677

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Cash flows from operations:
Net income	$81	$117
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	30	27
Stock-based compensation	24	24
Impairment losses	4	—
Net gain on sales and disposals of assets	(7)	(1)
Other	(1)	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	(174)	3
Inventory, prepaid expenses and other current assets	59	(16)
Deferred income taxes	(1)	—
Other assets	5	—
Accounts payable and accrued liabilities	(38)	(553)
Accrued payroll and employee benefits	(92)	9
Income taxes payable	(3)	28
Other long-term liabilities	2	1
Total cash flows used in operating activities of continuing operations	(111)	(360)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(19)	(8)
Proceeds from sale of assets	25	—
Other	2	1
Total cash flows provided by (used in) investing activities of continuing operations	8	(7)
Cash flows from financing activities:
Proceeds from note payable to SAIC, Inc.	4	26
Payments on note payable to SAIC, Inc.	(57)	(283)
Payments on notes payable and long-term debt	—	(1)
Total cash flows used in financing activities of continuing operations	(53)	(258)
Decrease in cash and cash equivalents from continuing operations	(156)	(625)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(17)	—
Decrease in cash and cash equivalents from discontinued operations	(17)	—
Total decrease in cash and cash equivalents	(173)	(625)
Cash and cash equivalents at beginning of period	736	1,592
Cash and cash equivalents at end of period	$563	$967

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation

SAIC, Inc. (SAIC) is a holding company whose direct 100%-owned subsidiary is Science Applications International Corporation (Science Applications), a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

The condensed consolidated financial statements of SAIC include the accounts of its majority-owned and 100%-owned subsidiaries, including Science Applications. The condensed consolidated financial statements of Science Applications include the accounts of its majority-owned and 100%-owned subsidiaries. SAIC does not have separate operations, assets or liabilities independent of Science Applications, except for a note with Science Applications (the “related party note”), on which interest is recognized. From time to time, SAIC issues stock to employees of Science Applications and its subsidiaries, which is reflected in SAIC’s Condensed Consolidated Statement of Stockholders’ Equity and results in an increase to the related party note (see Note 6). All intercompany transactions and accounts have been eliminated in consolidation.

These Combined Notes to Condensed Consolidated Financial Statements apply to both SAIC and Science Applications. As SAIC consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC. References to the “Company” refer collectively to SAIC, Science Applications, and its consolidated subsidiaries unless otherwise noted.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of May 3, 2013 and for the three months ended May 3, 2013 and April 30, 2012 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended May 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014, or any future period.

Reporting Periods

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31, for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods. For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ends on January 31, 2014. The first quarter of fiscal 2014 ended on May 3, 2013. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

Planned Separation Transaction

In August 2012, the Company announced that its board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies. The proposed separation transaction is intended to take the form of a tax-free spin-off to SAIC stockholders of 100% of the shares of a newly formed company focused on technical, engineering and enterprise information technology (IT) services to the U.S. Government, as well as other public agencies. The separation is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain customary conditions, including receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the transaction. Although the Company expects that the separation of its businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The separation transaction expenses for the three months ended May 3, 2013 were as follows:

Three Months Ended May 3, 2013
(in millions)
Strategic advisory services	$8
Legal and accounting services	6
Lease termination and facility consolidation expenses	14
Severance costs	5
Separation transaction expenses in operating income	33
Less: income tax benefit	(13)
Separation transaction expenses, net of tax	$20

In connection with the separation transaction, in the first quarter of fiscal 2014, the Company reduced headcount, which resulted in severance costs as reflected in the table above. Also, in connection with the separation transaction, the Company took actions during the first quarter of fiscal 2014 to reduce its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses as reflected in the table above.

Consistent with the Company’s policy for acquisitions, the Company has recognized a tax benefit for the separation transaction expenses. Certain of the separation transaction expenses will be capitalized for tax purposes if the separation transaction is completed, resulting in a reversal of tax benefits previously recognized.

There were no separation transaction expenses for the three months ended April 30, 2012.

Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant.

The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of May 3, 2013, the Company had outstanding receivables from these customers with deferred payment terms of $152 million, which are expected to be collected in fiscal 2014 and fiscal 2015, when the customers have obtained financing.

When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $4 million ($0.01 per diluted share) for the three months ended May 3, 2013 and an increase to operating income of $4 million ($0.01 per diluted share) for the three months ended April 30, 2012.

Discontinued Operations

From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In fiscal 2013, the Company sold certain components of its business, which were historically included in the Company’s Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

The pre-sale operating results of this discontinued operation were as follows:

Three Months Ended April 30, 2012
(in millions)
Revenues	$18
Costs and expenses:
Cost of revenues	15
Selling, general and administrative expenses	3
Operating income	$—

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$2	$2
Stock issued in lieu of cash dividend	$1	$1
Cash paid for interest	$—	$—
Cash paid for income taxes	$2	$8
Dividends payable for declared special cash dividend	$357	$—

Special Cash Dividend

In March 2013, SAIC’s board of directors declared a special cash dividend of $1.00 per share of SAIC common stock payable on June 28, 2013 to stockholders of record on June 14, 2013.

Sale and Leaseback Agreement

On May 3, 2013, the Company entered into a purchase and sale agreement relating to the sale of approximately 18 acres of land in Fairfax County, Virginia, including four office buildings, a multi-level parking garage, surface parking lots, and other related improvements and structures, as well as tangible personal property and third-party leases. This sale is expected to be completed in a series of transactions over approximately six years. Under the agreement, the Company will lease back from the buyer space in three of the office buildings over varying lease terms. The closing of the initial transaction is expected to occur in the second quarter of fiscal 2014.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after May 3, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 2—Earnings Per Share (EPS):

The Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities) in calculating EPS using the two-class method. Unvested stock awards granted prior to fiscal 2013 are participating securities requiring application of the two-class method. In fiscal 2013, the Company began issuing unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method, but are dilutive common share equivalents subject to the treasury stock method. Basic EPS is computed by dividing income less earnings allocable to

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Basic EPS:
Net income, as reported	$81	$117
Less: allocation of distributed and undistributed earnings to participating securities	(4)	(3)
Net income, for computing basic EPS	$77	$114
Diluted EPS:
Net income, as reported	$81	$117
Less: allocation of distributed and undistributed earnings to participating securities	(4)	(3)
Net income, for computing diluted EPS	$77	$114

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Basic weighted average number of shares outstanding	336	330
Dilutive common share equivalents—stock options and other stock awards	—	—
Diluted weighted average number of shares outstanding	336	330

For the quarter ended May 3, 2013, the declared special dividend exceeded current period earnings. Therefore, the assumed exercise of 2 million stock options and stock awards was excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Antidilutive stock options excluded	20	21
Unvested stock awards excluded	2	—
Performance-based stock awards excluded	—	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Stock options	$4	$3
Vesting stock awards	19	20
Performance-based stock awards	1	1
Total stock-based compensation expense	$24	$24

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options. Stock options granted during the three months ended May 3, 2013 and April 30, 2012 have terms of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
Weighted average grant-date fair value	$1.82	$1.81
Expected term (in years)	5.0	5.0
Expected volatility	25.0%	24.4%
Risk-free interest rate	0.8%	1.0%
Dividend yield	3.9%	3.7%

Stock option activity for the three months ended May 3, 2013 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013	19.6	$16.81	3.0	$—
Options granted	4.7	13.55
Options forfeited or expired	(4.7)	18.37
Outstanding at May 3, 2013	19.6	15.66	4.3	14.00
Exercisable at May 3, 2013	8.5	17.28	2.4	2.00

Vesting Stock Awards. Vesting stock award activity for the three months ended May 3, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2013	12.4	$15.20
Awards granted	7.1	13.52
Awards forfeited	(0.7)	14.68
Awards vested	(3.3)	16.13
Unvested stock awards at May 3, 2013	15.5	14.24

The fair value of vesting stock awards that vested during each of the three months ended May 3, 2013 and April 30, 2012 was $50 million and $60 million, respectively.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. Performance-based stock award activity for the three months ended May 3, 2013 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2013	1.0	$13.24
Awards vested	(0.4)	14.43
Awards forfeited	(0.1)	14.24
Outstanding at May 3, 2013	0.5	13.33

Adjustments to the expected number of shares of stock to be issued may occur due to changes in the expected level of achievement of the performance goals over the life of the awards.

Note 4—Goodwill and Intangible Assets:

Effective February 1, 2013 in preparation for the planned separation transaction, the Company realigned certain business operations among three of its reportable segments and renamed these reportable segments as follows: Health and Engineering (HE); National Security Solutions (NSS); and Technical Services and Information Technology (TSIT) (see Note 8). The reassignment of goodwill associated with the realignment is reflected in the table below.

The carrying value of goodwill by segment was as follows:

	HE	NSS	TSIT	Total
	(in millions)
Goodwill at January 31, 2013	$1,144	$641	$410	$2,195
Corporate reorganizations	(228)	147	81	—
Goodwill at May 3, 2013	$916	$788	$491	$2,195

In fiscal 2013, the Company acquired 100% of maxIT Healthcare Holdings, Inc. (maxIT). The estimated fair values of maxIT assets acquired and liabilities assumed are preliminary for income tax related matters and may result in an adjustment to goodwill. There were no goodwill impairments during the three months ended May 3, 2013 and April 30, 2012.

Intangible assets consisted of the following:

	May 3, 2013			January 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$170	$(80)	$90	$175	$(73)	$102
Software and technology	122	(57)	65	127	(57)	70
Other	2	(1)	1	2	(1)	1
Total finite-lived intangible assets	294	(138)	156	304	(131)	173
Indefinite-lived intangible assets:
In-process research and development	13	—	13	13	—	13
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	17	—	17	17	—	17
Total intangible assets	$311	$(138)	$173	$321	$(131)	$190

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense related to amortizable intangible assets was $13 million and $10 million for the three months ended May 3, 2013 and April 30, 2012, respectively.

During the three months ended May 3, 2013, the Company recognized impairment losses for intangible assets of $4 million reported within selling, general, and administrative expenses. There were no impairment losses for intangible assets during the three months ended April 30, 2012.

The estimated annual amortization expense related to finite-lived intangible assets as of May 3, 2013 was as follows:

Fiscal Year Ending January 31
(in millions)
2014 (remainder of the fiscal year)	$31
2015	33
2016	31
2017	27
2018	18
2019 and thereafter	16
$156

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

Note 5—Financial Instruments:

The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of May 3, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company’s planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of May 3, 2013. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.

Other covenants in the credit facility restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	May 3, 2013	January 31, 2013
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	297
Capital leases and other notes payable due on various dates through fiscal 2017	0%-2.4%	Various	5	4
Total notes payable and long-term debt			1,298	1,298
Less current portion			1	2
Total notes payable and long-term debt, net of current portion			$1,297	$1,296
Fair value of notes payable and long-term debt			$1,432	$1,390

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of May 3, 2013.

Note 6—Related Party Transactions:

Science Applications has fully and unconditionally guaranteed the obligations of SAIC under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Science Applications in these condensed consolidated financial statements. Science Applications has fully and unconditionally guaranteed any borrowings under SAIC’s amended and restated revolving credit facility maturing in fiscal 2018. SAIC has fully and unconditionally guaranteed the obligations of Science Applications under its $300 million 5.5% notes and $250 million 7.13% notes.

SAIC and Science Applications have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by SAIC to employees of Science Applications and its subsidiaries and Science Applications’ payment of certain obligations on behalf of SAIC. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time prior to its maturity date in November 2013. This maturity date will be automatically extended for successive one-year periods unless either SAIC or Science Applications provides prior notice to the other party.

Note 7—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	May 3, 2013	January 31, 2013
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of May 3, 2013 and January 31, 2013	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of May 3, 2013 and January 31, 2013	(5)	(5)
Unrecognized net gain on defined benefit plan, net of taxes of $0 million as of May 3, 2013 and January 31, 2013	1	1
Total accumulated other comprehensive loss, net of taxes of $2 million as of May 3, 2013 and January 31, 2013	$(2)	$(2)

As of May 3, 2013, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.

Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, loss on settled derivative instruments and gain on defined benefit plan for the three months ended May 3, 2013, were not

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

material. Reclassifications for foreign currency translation adjustments and loss on settled derivative instruments are recorded in other income, net, and reclassifications for gain on defined benefit plan is recorded in selling, general and administrative expenses.

Note 8—Business Segment Information:

The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

In preparation for the planned separation transaction, the Company realigned certain business operations among its segments and renamed three of its reportable segments so that, effective February 1, 2013, the Company’s reportable segments include the following: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. Prior to this realignment, the names of these segments were as follows: Health, Energy and Civil Solutions; Intelligence and Cybersecurity Solutions; Defense Solutions; and Corporate and Other, respectively.

The segment information for the periods presented, with the prior year period recast to give effect to the above changes in reportable segments, was as follows:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Revenues:
Health and Engineering	$521	$416
National Security Solutions	1,080	1,185
Technical Services and Information Technology	1,107	1,163
Intersegment elimination	(1)	—
Total revenues	$2,707	$2,764
Operating income (loss):
Health and Engineering	$41	$35
National Security Solutions	76	95
Technical Services and Information Technology	71	85
Corporate and Other	(46)	(7)
Total operating income	$142	$208

Note 9—Legal Proceedings:

Timekeeping Contract with City of New York

In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City of New York (City) relating to investigations being conducted by the U.S. Attorney’s Office and the City with respect to the Company’s contract to develop and implement an automated time and attendance and workforce management system (CityTime) for certain agencies of the City. As part of this settlement, the Company entered into a deferred prosecution agreement with the U.S. Attorney’s Office, under which the Company paid approximately $500 million and the U.S. Attorney’s Office deferred prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. If the Company complies with the terms of the deferred prosecution agreement, the U.S Attorney will dismiss the criminal count at the end of a three-year period. In August 2012, the Company entered into an administrative agreement with the U.S. Army, on behalf of all agencies of the U.S. Government that confirms the Company’s continuing eligibility to enter into and perform contracts with all agencies of the U.S. Government following the CityTime settlement. The Army has determined that the U.S. Government will have adequate assurances under the terms of the administrative agreement that initiation of suspension or debarment is not necessary to protect the U.S. Government’s interests following the CityTime settlement. Under the terms of the administrative agreement, the Company has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, provided that the Company may request earlier termination after three years.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Data Privacy Litigation

The Company is a defendant in a putative class action, In Re: Science Applications International Corporation (SAIC) Backup Tape Data Theft Litigation, a Multidistrict Litigation (MDL), in the U.S. District Court for the District of Columbia. The MDL action consolidates for pretrial proceedings the following seven individual putative class action lawsuits filed against the Company from October 2011 through March 2012: (1) Richardson, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (2) Arellano, et al. v. SAIC, Inc. in U.S. District Court for the Western District of Texas; (3) Biggerman, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (4) Moskowitz, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (5) Palmer, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al., in U.S. District Court for the District of Columbia; (6) Losack, et al. v. SAIC, Inc. in U.S. District Court for the Southern District of California; and (7) Deatrick v. Science Applications International Corporation in U.S. District Court for the Northern District of California. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees and their families. The tapes contained personally identifiable and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and has offered one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.

In October 2012, plaintiffs filed a consolidated amended complaint in the MDL action, which supersedes all previously filed complaints in the individual lawsuits. The consolidated amended complaint includes allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, various state consumer protection or deceptive practices statutes, state privacy statutes, the Fair Credit Reporting Act and the Privacy Act of 1974. The consolidated amended complaint seeks monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorneys’ fees, as well as injunctive and declaratory relief.

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint and all substantive briefing on the motion has concluded. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of May 3, 2013, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

The Company has been informed that the Office for Civil Rights (OCR) of the Department of Health and Human Services (HHS) is investigating matters related to the incident. OCR is the division of HHS charged with enforcement of the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) and the privacy, security and data breach rules which implement HIPAA. OCR may, among other things, require a corrective action plan and impose civil monetary penalties against the data owner (Department of Defense) and, in certain situations, against the data owners’ contractors, such as the Company. The Company is cooperating with TRICARE in responding to the OCR investigation.

Derivative and Securities Litigation

Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. Two cases have been withdrawn and the four remaining cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Derivative Litigation. The consolidated derivative complaint asserts claims against the Company’s directors and current and former officers, including the chief executive officer, two former chief executive officers, the chief financial officer, a former group president, the former program manager of the CityTime program, and the former chief systems engineer of the CityTime program. The consolidated derivative complaint claims that the defendants breached

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. The complaint further claims that the defendants are liable to the Company under theories of unjust enrichment, gross mismanagement, abuse of control, and violation of Section 14(a) of the Securities Exchange Act. The Company has filed a motion to dismiss the consolidated complaint because the respective plaintiffs did not serve a pre-suit demand before filing the derivative complaints. The Company has also received two stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above), which an independent committee of the Company’s board of directors reviewed. The Company’s lead director has notified both stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters.

Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of SAIC’s common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying SAIC’s stock at an inflated price. The Company intends to vigorously defend against these claims and has filed a motion to dismiss the consolidated securities complaint.

The Company currently believes that a loss relating to the above-described stockholder matters is reasonably possible, but the Company cannot reasonably estimate the range of loss in light of the fact that these matters are in their early stages.

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

In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $18 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. The Company seeks (i) aggregate damages in excess of $91 million for payment of amounts owed and other claims and damages, (ii) recovery of advance payment and performance bond amounts totaling $25 million and (iii) costs and expenses associated with the arbitration. The Customer filed an answer to the complaint denying liability on various grounds and a supplementary answer asserting set-off claims against amounts sought by the Company. The arbitration hearing was held in May 2012, and the Company filed a final brief in July 2012. Due to the complex nature of the legal and factual issues involved, the outcome of the arbitration is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended May 3, 2013 and April 30, 2012. As of May 3, 2013, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as required under the modified Greek contract.

As of May 3, 2013, the Company has $15 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of May 3, 2013, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. The Company is seeking recovery of amounts drawn by the Customer in fiscal 2011 on the standby letters of credit in the ongoing arbitration. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $21 million as of May 3, 2013, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of May 3, 2013 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. In February 2013, the judge entered judgment against Apple consistent with the jury verdict; however, Apple has filed a motion to alter or amend the judgment. No assurances can be given as to when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of May 3, 2012.

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. The Company is in discussions with the government on various investigations and reviews, including investigations arising under the Civil False Claims Act, one of which was settled in May 2013. As of May 3, 2013, the Company had recorded loss provisions aggregating approximately $18 million relating to such matters. We believe that the probability is remote that the outcome of any current investigation will have a material adverse effect on the Company as a whole.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.

The Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of May 3, 2013, the Company has recorded a liability of $35 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

Variable Interest Entity (VIE)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the special purpose limited liability company is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $133 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $220 million to complete the project. At May 3, 2013, the Company had a receivable of $93 million due from this VIE.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. The Company also settled fiscal 2011 and 2012 as a result of the Company’s participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of May 3, 2013, the Company had liabilities for uncertain tax positions of $25 million, $21 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet.

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $12 million of the Company’s uncertain tax positions including $2 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of tax matters related to uncertain tax positions could result in a $9 million reduction in income tax expense during the third quarter of fiscal 2014.

While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $100 million as of May 3, 2013, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $263 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective in fiscal 2012. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company recognized revenues of approximately $481 million, including estimated fee, from October 2009 through May 3, 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following combined discussion and analysis of SAIC’s and Science Applications’ financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related combined notes. As SAIC is a holding company and consolidates Science Applications for financial statement purposes, disclosures that relate to activities of Science Applications also apply to SAIC, unless otherwise noted. Science Applications’ revenues and operating expenses comprise 100% of SAIC’s revenues and operating expenses. In addition, Science Applications comprises approximately the entire balance of SAIC’s assets, liabilities and operating cash flows. Therefore, the following discussion is applicable to both SAIC and Science Applications, unless otherwise noted.

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets, spending and the impact of competition, our intent to create two independent public companies and our expectation that the separation transaction will be a tax-free spin-off. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income,” and “—Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.

We use the terms “Company”, “we”, “us” and “our” to refer to SAIC, Science Applications and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). For example, we refer to the fiscal year ending January 31, 2014 as “fiscal 2014.” Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks.

Overview

We are a provider of scientific, engineering, systems integration and technical services and solutions in the areas of defense, health, energy, infrastructure, intelligence, surveillance, reconnaissance and cybersecurity to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security (DHS) and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers in select commercial markets.

Our business is focused on using deep domain knowledge to solve problems of vital importance to the nation and the world in the areas of national security, energy and the environment, critical infrastructure and health. We are focusing our investments in our strategic growth areas including: intelligence, surveillance and reconnaissance; cybersecurity; logistics, readiness and sustainment; energy and environment; and health information technology. Our significant long-term management initiatives include:

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

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and stockholder value through internal growth initiatives, strategic acquisitions, stock repurchases, dividends and other uses as conditions warrant; and

•	investing in our people, including enhanced training and career development programs, with a focus on retention and recruiting.

Key financial events, including progress against management’s initiatives, during the three months ended May 3, 2013 include:

•

Revenues for the three months ended May 3, 2013 decreased 2% over the corresponding period in the prior year, reflecting an internal revenue contraction (as defined in “Non-GAAP Financial Measures”) of 4%. Internal revenue

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

contraction for the three months ended May 3, 2013, would have been 7% without the positive impact of $83 million in revenues for the two additional productive days as compared to the corresponding period in the prior year. The internal revenue contraction was primarily due to the ramp down of certain contracts in the National Security Solutions and the Technical Services and Information Technology segments and the tightening of the U.S. Government budget, partially offset by revenue growth in the Health and Engineering segment primarily resulting from the fiscal 2013 acquisition of maxIT Healthcare Holdings, Inc. (maxIT).

•

Operating income decreased $66 million to $142 million (5.2% as a percentage of revenues) for the three months ended May 3, 2013 from $208 million for the corresponding period in the prior year. The decrease in operating income for the three months ended May 3, 2013, is primarily due to the expenses associated with the planned separation transaction discussed below of $33 million.

•

Diluted earnings per share (EPS) for the three months ended May 3, 2013 decreased $0.12 as compared to the corresponding period in the prior year primarily due to a decrease in net income and an increase in the diluted weighted average number of shares outstanding of 6 million, or 2%.

•	Cash and cash equivalents decreased $173 million during the three months ended May 3, 2013, primarily due to cash used in operations of $111 million and dividend payments of $41 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $1.3 billion for the three months ended May 3, 2013. Total backlog was $16.5 billion at May 3, 2013 as compared to $17.9 billion at January 31, 2013.

Planned Separation Transaction

In August 2012, we announced that our board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a company focused on technical, engineering and enterprise information technology services, which will operate under the Science Applications International Corporation name (New SAIC); and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health, which will be named Leidos Holdings, Inc. The proposed separation is intended to take the form of a tax-free spin-off of New SAIC. New SAIC had revenues of $4.8 billion for fiscal 2013.

In connection with the proposed separation transaction and in order to align our cost structure for greater competitiveness, we expect to take actions to reduce our real estate footprint by vacating facilities that are not necessary for our future requirements. We expect these actions will result in an aggregate of approximately $70 million in lease termination and facility consolidation costs over fiscal 2014 and fiscal 2015, which is expected to generate annualized cost savings of approximately $70 million. During the first quarter of fiscal 2014, we incurred approximately $14 million of these lease termination and facility consolidation costs. We also expect to incur separation transaction expenses, in addition to the lease termination and facility consolidation costs identified above, of approximately $50 million over fiscal 2014. During the first quarter of fiscal 2014, we incurred approximately $19 million of these separation transaction expenses, which included approximately $5 million of incremental severance costs related to organizational streamlining.

The separation transaction is expected to occur in the latter half of calendar year 2013, subject to final approval of the board of directors and certain other customary conditions including implementation of intercompany agreements, filing of required documents with the U.S. Securities and Exchange Commission and receipt of an opinion from tax counsel and a ruling from the Internal Revenue Service (IRS) as to the tax-free nature of the transaction. The separation transaction does not require a vote of the stockholders of SAIC.

Although we expect that the separation of our businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations. See “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which includes certain risk factors relating to the proposed separation transaction.

Business Environment and Trends

In fiscal 2013, we generated approximately 87% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 70% of our total revenues in fiscal 2013. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. As an example, we expect to see a reduction in revenue of approximately $250 million from fiscal 2013 to fiscal 2014 on our contract to provide logistics services for tactical mine resistant ambush protected vehicles largely as a result of the drawdown of forces in the Middle East.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

While we believe that national security spending will continue to be a priority, U.S. Government budget deficits and the national debt has created increasing pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. The Budget Control Act of 2011 increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years, which are being implemented in the current U.S. Government fiscal year ending September 30, 2013 (GFY13). Although the Office of Management and Budget provided guidance to agencies on implementing sequestration cuts, there remains significant uncertainty about how exactly sequestration cuts will be implemented during the remainder of GFY13 and the impact it will have on contractors supporting the U.S. Government. The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts and caused delays in other government contracting actions. We continue to evaluate the potential impact of budget cuts and sequestration on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects in those markets.

The U.S. Government has funding measures in place through September 30, 2013. These funding measures include individual spending bills for certain government agencies, including DoD and DHS, and implement $85 billion of sequestration cuts for GFY13. Agencies and departments not covered by these individual spending bills will continue to operate under a continuing resolution with standard restrictions, including no new program starts and no program increases beyond current service levels, which could adversely impact our future revenues and growth prospects.

Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information Systems Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program are expected to be approximately $40 million over the first half of fiscal 2014 as the activity transitions to the successor contractor. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Reportable Segments

In preparation for the planned separation transaction, we realigned certain business operations among our segments and renamed three of our reportable segments so that, effective February 1, 2013, our reportable segments include the following: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. Following completion of the planned separation transaction, the Technical Services and Information Technology segment will comprise New SAIC and the Health and Engineering and National Security Solutions segments will comprise Leidos Holdings, Inc. For additional information regarding our reportable segments, see Note 8 of the combined notes to the condensed consolidated financial statements for the three months ended May 3, 2013 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Key Performance Measures

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income and cash flows from operations. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance.

Bookings and Backlog. We received net bookings worth an estimated $1.3 billion during the three months ended May 3, 2013. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed and excludes contract awards which have been protested by competitors. We segregate our backlog into two categories as follows:

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenues to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	May 3, 2013	January 31, 2013
	(in millions)
Health and Engineering:
Funded backlog	$1,094	$1,295
Negotiated unfunded backlog	664	676
Total Health and Engineering backlog	$1,758	$1,971
National Security Solutions:
Funded backlog	$1,878	$2,121
Negotiated unfunded backlog	$5,740	6,037
Total National Security Solutions backlog	$7,618	$8,158
Technical Services and Information Technology:
Funded backlog	$1,733	$1,945
Negotiated unfunded backlog	$5,389	5,802
Total Technical Services and Information Technology backlog	$7,122	$7,747
Total:
Funded backlog	$4,705	$5,361
Negotiated unfunded backlog	11,793	12,515
Total backlog	$16,498	$17,876

Bookings and backlog fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, which have resulted in an increase in the value of our submitted proposals awaiting decision. Contract awards have also been negatively impacted by budget cuts, including sequestration, by the U.S. Government as discussed in “Business Environment and Trends” in this Quarterly Report on Form 10-Q.

We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. We have had one instance in the past three fiscal years where our U.S. Government customers have significantly terminated, canceled, modified or curtailed the scope of negotiated contracts. During fiscal 2012, the U.S. Army terminated for convenience the $2.7 billion Army Brigade Combat Team Modernization Engineering, Manufacturing and Development contract, which resulted in the elimination of approximately $500 million in contract backlog.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended
	May 3, 2013	April 30, 2012
Cost-reimbursement	42%	42%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	28	30
Firm-fixed price (FFP)	30	28
Total	100%	100%

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

	Three Months Ended
	May 3, 2013	Percent change	April 30, 2012
	(dollars in millions)
Labor-related revenues	$1,491	0%	$1,498
As a percentage of revenues	55%		54%
M&S revenues	1,216	(4)%	1,266
As a percentage of revenues	45%		46%

Labor-related revenues for the three months ended May 3, 2013 were relatively flat compared to the corresponding period in the prior year. M&S revenues decreased primarily due to the ramp down of the DGS program, which had a significant volume of subcontracted activity.

Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	May 3, 2013	Percent change	April 30, 2012
	(dollars in millions)
Revenues	$2,707	(2)%	$2,764
Cost of revenues	2,378	(2)	2,433
Selling, general and administrative expenses (SG&A):
General and administrative (G&A)	110	64%	67
Bid and proposal (B&P)	30	(30)	43
Internal research and development (IR&D)	14	8	13
Separation transaction expenses	33	—	0
Operating income	142	(32)	208
Operating income margin	5.2%		7.5%
Non-operating expense, net	(15)		(25)
Income before income taxes	127	(31)	183
Provision for income taxes	(46)	(30)	(66)
Net income	$81	(31)	$117

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $4 million ($0.01 per diluted share) for the three months ended May 3, 2013 and an increase to operating income of $4 million ($0.01 per diluted share) for the three months ended April 30, 2012.

Reportable Segment Results. In preparation for the planned separation transaction, we realigned certain business operations among our reportable segments so that, effective February 1, 2013, our reportable segments include the following: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. Prior year amounts have been recast for consistency with the current year’s presentation.

The following table summarizes changes in Health and Engineering revenues and operating income for the periods presented:

	Three Months Ended
Health and Engineering	May 3, 2013	Percent change	April 30, 2012
	(dollars in millions)
Revenues	$521	25%	$416
Operating income	41	17	35
Operating income margin	7.9%		8.4%

Health and Engineering revenues increased $105 million, or 25%, including an internal revenue growth rate of 9%, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. Revenue growth was primarily driven by revenues from the August 2012 acquisition of maxIT, a provider of healthcare IT consulting services to commercial clients. Internal revenue growth would have been 6% without the positive impact of two additional productive days as compared to the prior year period ($12 million). Internal revenue growth for the three months ended May 3, 2013 was positively impacted by higher engineering business volume primarily associated with power plant construction projects ($20 million) and increased unit deliveries and related maintenance of engineering products (previously referred to as non-intrusive inspection products) to both the federal government and international customers ($12 million).

Health and Engineering operating income increased $6 million, or 17%, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. The increase in operating income was driven by an increase in deliveries of engineering products, which typically generate higher margins, and increased revenue in other business areas. These increases were partially offset by a lower margin from the commercial health business primarily due an increase in intangible asset amortization expense ($5 million).

The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended
National Security Solutions	May 3, 2013	Percent change	April 30, 2012
	(dollars in millions)
Revenues	$1,080	(9)%	$1,185
Operating income	76	(20)	95
Operating income margin	7.0%		8.0%

National Security Solutions revenues decreased $105 million, or 9%, all of which was internal revenue contraction, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. Internal revenue contraction would have been 12% without the positive impact of two additional productive days as compared to the prior year period ($36 million). Internal revenue contraction was primarily attributable to the ramp down of a systems integration and logistics program for tactical and mine resistant ambush protected vehicles ($67 million) along with the completion of an intelligence analysis program for a classified customer ($18 million) and an intelligence systems integration program for the U.S. Army ($15 million). Additional revenue declines ($78 million) arose from reduced activity on certain ongoing programs due to drawdowns of overseas U.S. military forces and U.S. Government budget reductions. The declines were partially offset by increased revenues related to three new intelligence analysis contracts for classified customers ($37 million).

National Security Solutions operating income decreased $19 million, or 20%, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. This decrease was primarily attributable to lower revenues, including

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

certain programs with relatively higher fee rates ($10 million), a decline in sales of higher-margin proprietary products ($5 million) and intangible asset impairment charges ($4 million).

The following table summarizes changes in Technical Services and Information Technology revenues and operating income for the periods presented:

	Three Months Ended
Technical Services and Information Technology	May 3, 2013	Percent change	April 30, 2012
	(dollars in millions)
Revenues	$1,107	(5)%	$1,163
Operating income	71	(16)	85
Operating income margin	6.4%		7.3%

Technical Services and Information Technology revenues decreased $56 million, or 5%, all of which was internal revenue contraction, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. Internal revenue contraction would have been 8% without the positive impact of two additional productive days as compared to the prior year period ($35 million). Internal revenue contraction was primarily attributable to the ramp down of the DGS program ($53 million) as well as decreased activity on a contract vehicle to provide infrastructure support to the DHS ($15 million) and a program to provide systems engineering solutions for the U.S. Navy ($14 million).

Technical Services and Information Technology operating income decreased $14 million, or 16%, for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. This decrease was primarily due to net unfavorable changes in contract estimates compared to a net favorable change in the prior year period ($7 million) and lower revenues, including the ramp down of the DGS program which had relatively higher profit levels ($3 million).

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended
Corporate and Other	May 3, 2013	April 30, 2012
	(in millions)
Operating loss	$(46)	$(7)

Corporate and Other operating loss for the three months ended May 3, 2013 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $39 million for the three months ended May 3, 2013 as compared to the corresponding period of the prior year primarily due to costs associated with the planned separation transaction ($33 million), costs to establish infrastructures for the two future companies ($7 million), and settlements of legal and regulatory matters ($4 million).

Non-Operating Expense. Non-operating expense for the three months ended May 3, 2013 decreased $10 million as compared to the corresponding period of the prior year. This decrease was primarily attributable to a decrease in interest expense of $9 million, primarily due to the payment of $550 million in July 2012 to settle the 6.25% notes at maturity.

Interest expense for Science Applications decreased $9 million for the three months ended May 3, 2013 as compared to the corresponding period of the prior year, reflecting a decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. There was no change in interest expense related to Science Application’s note with SAIC. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

Provision for Income Taxes. Our provision for income taxes as a percentage of income before income taxes was 36.2% for the three months ended May 3, 2013 compared to 36.1% for the corresponding period in the prior year. The increase in the effective tax rate for the current period was due to the estimated non-deductible portion of settlements of legal and regulatory matters, partially offset by the tax deductibility of the special dividend, which was declared during the three months ended May 3, 2013, on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013. The effective tax rate for the three months ended April 30, 2012 benefitted from a change in the estimated deductible amount of a legal settlement recorded in a prior fiscal year.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for fiscal years prior to and including fiscal 2008. We also settled fiscal 2011 and fiscal 2012 as a result of our

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of CAP, we endeavor to agree with the IRS on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

As of May 3, 2013, we had liabilities for uncertain tax positions of $25 million, $21 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in a $12 million reduction in our uncertain tax positions and a $9 million reduction in income tax expense during the third quarter of fiscal 2014.

Diluted Earnings per Share (EPS). Diluted EPS decreased $0.12 per share to $0.23 per share for the three months ended May 3, 2013 as compared to the corresponding period in the prior year primarily due to a decrease in net income and an increase of 6 million, or 2%, in the diluted weighted average number of shares outstanding.

Discontinued Operations. From time to time, we may dispose (or management may commit to plans to dispose) of non-strategic components of our business, which are reclassified as discontinued operations for all periods presented.

In fiscal 2013, we sold certain components of our business, which were historically included in the Health and Engineering segment, primarily focused on providing operational test and evaluation services.

The pre-sale operating results of this discontinued operation were as follows:

Three Months Ended
April 30, 2012
(in millions)
Revenues	$18
Costs and expenses:
Cost of revenues	15
Selling, general and administrative expenses	3
Operating income	$—

Income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.

Liquidity and Capital Resources

We had $563 million in cash and cash equivalents at May 3, 2013, which were primarily comprised of investments held in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2018 and, by its terms, can be accessed on a same-day basis. In addition, prior to the completion of the planned separation transaction, we expect New SAIC will raise indebtedness in the amount of $500 million, of which $295 million is expected to be used to fund a cash distribution to SAIC in connection with the separation. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, expenses related to the planned separation transaction, capital expenditures, acquisitions of businesses, stock repurchases and dividends. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $563 million and $736 million at May 3, 2013 and January 31, 2013, respectively. The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	May 3, 2013	April 30, 2012
	(in millions)
Cash used in operating activities of continuing operations	$(111)	$(361)
Cash provided by (used in) investing activities of continuing operations	8	(7)
Cash used in financing activities of continuing operations	(53)	(57)
Cash used in operating activities of discontinued operations	(17)	—
Total decrease in cash and cash equivalents	$(173)	$(425)

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Used in Operating Activities of Continuing Operations. Cash flows used in operating activities of continuing operations decreased $250 million for the three months ended May 3, 2013 as compared to the corresponding period in the prior year. Cash flows used in operating activities of continuing operations for the three months ended May 3, 2013 were negatively impacted by an increase in the average time to collect accounts receivable as a result of the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors. In addition, there was one additional payroll in the three months ended May 3, 2013 as compared to the corresponding period in the prior year. Cash flows used in operating activities of continuing operations for the three months ended April 30, 2012 included a $500 million cash settlement payment related to the CityTime program described in Note 9 of the combined notes to the condensed consolidated financial statements.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We had cash provided by investing activities of continuing operations of $8 million during the three months ended May 3, 2013, which resulted from proceeds of $25 million from the sale of facilities, partially offset by $19 million to purchase property, plant and equipment. We used $7 million of cash in support of investing activities of continuing operations during the three months ended April 30, 2012, including $8 million to purchase property, plant and equipment.

Cash Used in Financing Activities of Continuing Operations. We used $53 million of cash in support of financing activities of continuing operations during the three months ended May 3, 2013, including payment of a $41 million quarterly dividend and $16 million to repurchase shares of our stock. We used $57 million of cash in support of financing activities of continuing operations during the three months ended April 30, 2012, including payment of a $41 million quarterly dividend and $19 million to repurchase shares of our stock.

Cash Used in Operating Activities of Discontinued Operations. Cash flows used in operating activities of discontinued operations was primarily attributable to the payment of the tax on the gain from the sale of certain components of our business in fiscal 2013.

Science Applications’ Cash Flows. Any differences in cash flows from operating activities for Science Applications as compared to SAIC are primarily attributable to changes in interest payments (which reduce cash flow from operating activities of Science Applications) made by Science Applications on its note to SAIC and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for SAIC).

Science Applications used cash in financing activities of $53 million during the three months ended May 3, 2013, including repayments on its related party note with SAIC of $57 million partially offset by proceeds from the related party note with SAIC of $4 million. Science Applications used cash from financing activities of $258 million during the three months ended April 30, 2012, including repayments on the related party note with SAIC of $283 million, partially offset by proceeds from the related party note with SAIC of $26 million.

Special Cash Dividend

In March 2013, SAIC’s board of directors declared a special cash dividend of $1.00 per share of SAIC common stock payable on June 28, 2013 to stockholders of record on June 14, 2013.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	May 3, 2013	January 31, 2013
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	297
Capital leases and other notes payable due on various dates through fiscal 2017	0%-2.4%	Various	5	4
Total notes payable and long-term debt			1,298	1,298
Less current portion			1	2
Total notes payable and long-term debt, net of current portion			$1,297	$1,296
Fair value of notes payable and long-term debt			$1,432	$1,390

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of May 3, 2013.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017. As of May 3, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with our planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of May 3, 2013. A failure by us to meet these financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended May 3, 2013 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended May 3, 2013 contained within this Quarterly Report on Form 10-Q.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the combined notes to the condensed consolidated financial statements for the three months ended May 3, 2013 contained within this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended May 3, 2013.

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth (contraction) percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) percentage by comparing our reported revenues for the current year period to the revenues for the prior year period adjusted to include the actual revenues of acquired businesses for the comparable prior year period before acquisition. This calculation has the effect of adding revenues for the acquired businesses for the comparable prior year period to our prior year period reported revenues.

We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for senior management is based, in part, on achievement of revenue targets linked to internal revenue growth.

The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth (contraction) percentage is one of two components of the total revenue growth (contraction) percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth (contraction) percentage next to or near disclosures of internal revenue growth (contraction) percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for the three months ended May 3, 2013 were calculated as follows:

Three Months Ended May 3, 2013
(dollars in millions)
Health and Engineering:
Prior year period’s revenues, as reported	$416
Revenues of acquired businesses for the comparable prior year period	63
Prior year period’s revenues, as adjusted	$479
Current year period’s revenues, as reported	521
Internal revenue growth	$42
Internal revenue growth percentage	9%

National Security Solutions:
Prior year period’s revenues, as reported	$1,185
Revenues of acquired businesses for the comparable prior year period	—
Prior year period’s revenues, as adjusted	$1,185
Current year period’s revenues, as reported	1,080
Internal revenue contraction	$(105)
Internal revenue contraction percentage	(9)%

Technical Services and Information Technology:
Prior year period’s revenues, as reported	$1,163
Revenues of acquired businesses for the comparable prior year period	—
Prior year period’s revenues, as adjusted	$1,163
Current year period’s revenues, as reported	1,107
Internal revenue contraction	$(56)
Internal revenue contraction percentage	(5)%

Total*:
Prior year period’s revenues, as reported	$2,764
Revenues of acquired businesses for the comparable prior year period	63
Prior year period’s revenues, as adjusted	$2,827
Current year period’s revenues, as reported	2,707
Internal revenue contraction	$(120)
Internal revenue contraction percentage	(4)%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Effects of Inflation

Approximately 42% of our revenues are derived from cost-reimbursement type contracts, which are not subject to the impacts of inflation. Contracts for long-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both been impacted similarly by inflation. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended May 3, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of May 3, 2013, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the combined notes to condensed consolidated financial statements for the three months ended May 3, 2013 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 10, “Commitments and Contingencies—Government Investigations and Reviews,” of the combined notes to condensed consolidated financial statements for the three months ended May 3, 2013 contained within this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In March 2012, our board of directors authorized a stock repurchase program under which we may repurchase up to 40 million shares of SAIC common stock (the 2012 Repurchase Program). Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.

The following table presents repurchases of SAIC common stock during the quarter ended May 3, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2013 – February 28, 2013	2,952	$12.00	—	40,000,000
March 1, 2013 – March 31, 2013	82,684	12.11	—	40,000,000
April 1, 2013 – April 30, 2013	775,537	13.58	—	40,000,000
May 1, 2013 – May 3, 2013	187	14.85	—	40,000,000

Total	861,360	13.43	—

(1)	Includes shares purchased as follows:

	February	March	April	May
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	2,952	82,684	775,537	187

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Repurchase Program, which was publicly announced in March 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 dated as of April 19, 2013 to Amended and Restated Four-Year Credit Agreement, dated March 11, 2011, among SAIC, as borrower, Science Applications, as guarantor, Citibank, N.A., as administrative agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on April 23, 2013 with the SEC.

10.2	Purchase and Sale Agreement between Campus Realty Corporation and MRP-I Acquisition A, L.L.C., dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on May 6, 2013 with the SEC.

10.3	Form of Restricted Stock Unit Award Agreement of SAIC’s 2006 Equity Incentive Plan (Management—Three-Year Cliff Vesting).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2013

SAIC, Inc.

/s/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Date: June 4, 2013

Science Applications International Corporation

/S/ MARK W. SOPP
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item  6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amendment No. 1 dated as of April 19, 2013 to Amended and Restated Four-Year Credit Agreement, dated March 11, 2011, among SAIC, as borrower, Science Applications, as guarantor, Citibank, N.A., as administrative agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on April 23, 2013 with the SEC.

10.2	Purchase and Sale Agreement between Campus Realty Corporation and MRP-I Acquisition A, L.L.C., dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on May 6, 2013 with the SEC.

10.3	Form of Restricted Stock Unit Award Agreement of SAIC’s 2006 Equity Incentive Plan (Management—Three-Year Cliff Vesting).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.