Form 10-Q
period 2013-08-02
SAIC, Inc.; SCIENCE APPLICATIONS INTERNATIONAL CORP
filed 2013-09-05
CIK 1336920, 353394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2013

or

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

SAIC, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Science Applications International Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

SAIC, Inc.	Yes ☐ No ☒
Science Applications International Corporation	Yes ☐ No ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of August 22, 2013 was as follows:

SAIC, Inc.	342,728,475 shares of common stock ($.0001 par value per share)
Science Applications International Corporation	5,000 shares of common stock ($.01 par value per share) held by SAIC, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions, except per share amounts)
Revenues	$2,474	$2,826	$5,180	$5,589
Costs and expenses:
Cost of revenues	2,217	2,485	4,594	4,917
Selling, general and administrative expenses	117	152	266	274
Impairment losses	30	—	34	—
Separation transaction expenses	35	—	68	—
Operating income	75	189	218	398
Non-operating income (expense):
Interest income	6	2	10	4
Interest expense	(19)	(24)	(39)	(53)
Other income, net	—	4	1	6
Income from continuing operations before income taxes	62	171	190	355
Provision for income taxes	(18)	(63)	(64)	(129)
Income from continuing operations	44	108	126	226
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	(4)	2	(5)	1
Provision for income taxes	2	—	2	—
Income (loss) from discontinued operations	(2)	2	(3)	1
Net income	$42	$110	$123	$227
Earnings per share (Note 2):
Basic:
Income from continuing operations	$0.13	$0.32	$0.37	$0.66
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
	$0.12	$0.32	$0.36	$0.67
Diluted:
Income from continuing operations	$0.13	$0.32	$0.37	$0.66
Income (loss) from discontinued operations	(0.01)	—	(0.01)	0.01
	$0.12	$0.32	$0.36	$0.67
Cash dividends declared per share	$0.12	$0.12	$1.24	$0.24

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Net income	$42	$110	$123	$227
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(1)
Deferred taxes	—	—	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—
Pension liability adjustments	—	—	—	16
Deferred taxes	—	—	—	(6)
Pension liability adjustments, net of tax	—	—	—	10
Total other comprehensive income, net of tax	—	—	—	10
Comprehensive income	$42	$110	$123	$237

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 2, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$462	$736
Receivables, net	1,999	1,885
Inventory, prepaid expenses and other current assets	350	443
Assets of discontinued operations	15	20
Total current assets	2,826	3,084
Property, plant and equipment (less accumulated depreciation and amortization of $445 million and $441 million at August 2, 2013 and January 31, 2013, respectively)	280	317
Intangible assets, net	128	187
Goodwill	2,195	2,195
Deferred income taxes	13	14
Other assets	79	78
	$5,521	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,188	$1,249
Accrued payroll and employee benefits	478	542
Notes payable and long-term debt, current portion	3	2
Total current liabilities	1,669	1,793
Notes payable and long-term debt, net of current portion	1,332	1,296
Other long-term liabilities	175	168
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.0001 par value, 2 billion shares authorized, 343 million and 342 million shares issued and outstanding at August 2, 2013 and January 31, 2013, respectively	—	—
Additional paid-in capital	2,165	2,110
Retained earnings	182	510
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	2,345	2,618
	$5,521	$5,875

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2013	342	$2,110	$510	$(2)	$2,618
Net income	—	—	123	—	123
Other comprehensive income, net of tax	—	—	—	—	—
Issuances of stock	2	26	—	—	26
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(1)	(6)	(11)	—	(17)
Cash dividends of $0.24 per share	—	—	(84)	—	(84)
Special cash dividend of $1.00 per share	—	—	(356)	—	(356)
Adjustments for income tax benefits from stock-based compensation	—	(10)	—	—	(10)
Stock-based compensation	—	45	—	—	45
Balance at August 2, 2013	343	$2,165	$182	$(2)	$2,345

See accompanying combined notes to condensed consolidated financial statements.

SAIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Cash flows from operations:
Net income	$123	$227
Income (loss) from discontinued operations	3	(1)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58	56
Stock-based compensation	45	46
Impairment losses	34	1
Inventory write-down	3	—
Net gain on sales and disposals of assets	(7)	(6)
Other	4	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	(114)	188
Inventory, prepaid expenses and other current assets	73	25
Other assets	3	1
Accounts payable and accrued liabilities	(61)	(664)
Accrued payroll and employee benefits	(62)	(32)
Income taxes payable	—	3
Other long-term liabilities	4	(2)
Total cash flows provided by (used in) operating activities of continuing operations	106	(157)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(32)	(33)
Proceeds from sale of assets	65	2
Other	1	1
Total cash flows provided by (used in) investing activities of continuing operations	34	(30)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1)	(552)
Payments for deferred financing costs	(5)	—
Proceeds from real estate financing transaction	38	—
Sales of stock and exercises of stock options	8	10
Repurchases of stock	(17)	(20)
Dividend payments	(424)	(83)
Other	2	—
Total cash flows used in financing activities of continuing operations	(399)	(645)
Decrease in cash and cash equivalents from continuing operations	(259)	(832)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(15)	(4)
Decrease in cash and cash equivalents from discontinued operations	(15)	(4)
Total decrease in cash and cash equivalents	(274)	(836)
Cash and cash equivalents at beginning of period	736	1,592
Cash and cash equivalents at end of period	$462	$756

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Revenues	$2,474	$2,826	$5,180	$5,589
Costs and expenses:
Cost of revenues	2,217	2,485	4,594	4,917
Selling, general and administrative expenses	117	152	266	274
Impairment losses	30	—	34	—
Separation transaction expenses	35	—	68	—
Operating income	75	189	218	398
Non-operating income (expense):
Interest income	6	2	10	4
Interest expense	(19)	(24)	(39)	(53)
Other income, net	—	4	1	6
Income from continuing operations before income taxes	62	171	190	355
Provision for income taxes	(18)	(63)	(64)	(129)
Income from continuing operations	44	108	126	226
Discontinued operations (Note 1):
Income (loss) from discontinued operations before income taxes	(4)	2	(5)	1
Provision for income taxes	2	—	2	—
Income (loss) from discontinued operations	(2)	2	(3)	1
Net income	$42	$110	$123	$227

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Net income	$42	$110	$123	$227
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(1)
Deferred taxes	—	—	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—
Pension liability adjustments	—	—	—	16
Deferred taxes	—	—	—	(6)
Pension liability adjustments, net of tax	—	—	—	10
Total other comprehensive income, net of tax	—	—	—	10
Comprehensive income	$42	$110	$123	$237

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 2, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$462	$736
Receivables, net	1,999	1,885
Inventory, prepaid expenses and other current assets	350	443
Assets of discontinued operations	15	20
Total current assets	2,826	3,084
Property, plant and equipment (less accumulated depreciation and amortization of $445 million and $441 million at August 2, 2013 and January 31, 2013, respectively)	280	317
Intangible assets, net	128	187
Goodwill	2,195	2,195
Deferred income taxes	13	14
Other assets	79	78
Note receivable from SAIC, Inc. (Note 6)	374	—
	$5,895	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,188	$1,249
Accrued payroll and employee benefits	478	542
Notes payable and long-term debt, current portion	3	2
Total current liabilities	1,669	1,793
Notes payable and long-term debt, net of current portion	1,332	1,296
Notes payable to SAIC, Inc. (Note 6)	—	22
Other long-term liabilities	175	168
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at August 2, 2013 and January 31, 2013	—	—
Additional paid-in capital	233	233
Retained earnings	2,488	2,365
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	2,719	2,596
	$5,895	$5,875

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2013	5,000	$233	$2,365	$(2)	$2,596
Net income	—	—	123	—	123
Other comprehensive income, net of tax	—	—	—	—	—
Balance at August 2, 2013	5,000	$233	$2,488	$(2)	$2,719

See accompanying combined notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Cash flows from operations:
Net income	$123	$227
Income (loss) from discontinued operations	3	(1)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58	56
Stock-based compensation	45	46
Impairment losses	34	1
Inventory write-down	3	—
Net gain on sales and disposals of assets	(7)	(6)
Other	4	1
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and divestitures, resulting from changes in:
Receivables	(114)	188
Inventory, prepaid expenses and other current assets	73	25
Other assets	3	1
Accounts payable and accrued liabilities	(61)	(664)
Accrued payroll and employee benefits	(62)	(32)
Income taxes payable	—	3
Other long-term liabilities	4	(2)
Total cash flows provided by (used in) operating activities of continuing operations	106	(157)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(32)	(33)
Proceeds from sale of assets	65	2
Other	1	1
Total cash flows provided by (used in) investing activities of continuing operations	34	(30)
Cash flows from financing activities:
Proceeds from note payable to SAIC, Inc.	10	32
Payments on note payable to SAIC, Inc.	(441)	(324)
Payments on notes payable and long-term debt	(1)	(552)
Payments for deferred financing costs	(5)	(1)
Proceeds from real estate financing transaction	38	—
Total cash flows used in financing activities of continuing operations	(399)	(845)
Decrease in cash and cash equivalents from continuing operations	(259)	(1,032)
Cash flows from discontinued operations:
Cash used in operating activities of discontinued operations	(15)	(4)
Decrease in cash and cash equivalents from discontinued operations	(15)	(4)
Total decrease in cash and cash equivalents	(274)	(1,036)
Cash and cash equivalents at beginning of period	736	1,592
Cash and cash equivalents at end of period	$462	$556

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

In the opinion of management, the financial information as of August 2, 2013 and for the three and six months ended August 2, 2013 and July 31, 2012 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended August 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014, or any future period.

Reporting Periods

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31, for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods. For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ends on January 31, 2014. The second quarter of fiscal 2014 ended on August 2, 2013. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

Variable Interest Entity (VIE)

In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company for a specific renewable energy project. The Company analyzed this arrangement and determined the special purpose limited liability company is a VIE. However, this VIE was not consolidated by the Company because the Company is not the primary beneficiary. The project is partially financed by the Company’s provision of extended payment terms in the amount of $139 million for certain of its services performed on the project. The arrangement also contemplates monetary penalties and project guarantees if the Company does not meet certain completion deadlines. The Company expects to bill a total of $220 million to complete the project. At August 2, 2013, the Company had a receivable of $115 million due from this VIE.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill and Intangible Assets

The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill. The Company faces continued uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. Government, its primary customer. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could result in an impairment of goodwill.

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

Planned Separation Transaction

In August 2012, the Company announced that its board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a newly-formed company focused on technical, engineering and enterprise information technology services to the U.S. Government and other public agencies, which will operate under the Science Applications International Corporation name (“New SAIC”); and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health, which will be named Leidos Holdings, Inc. The proposed separation transaction is intended to take the form of a tax-free spin-off to SAIC stockholders of 100% of the shares of New SAIC. The separation transaction is expected to occur in the second half of fiscal year 2014, subject to final approval of the board of directors and certain customary conditions including implementation of intercompany agreements and filing of required documents with the U.S. Securities and Exchange Commisison. The separation transaction does not require a vote of the stockholders of SAIC. Although the Company expects that the separation of its businesses will be consummated, there can be no assurance that a separation will ultimately occur. Upon completion of the separation transaction, the operating results of the separated business will be included in discontinued operations.

In anticipation of this separation transaction, SAIC entered into a credit agreement in June 2013 among SAIC, as guarantor, New SAIC, a wholly-owned subsidiary of SAIC, as borrower, and the lenders. The credit agreement consists of (i) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $200 million and (ii) a five-year unsecured term facility with an aggregate principal amount of $500 million. The facilities were put in place in anticipation of the contribution of the separated business to New SAIC, the payment of a special dividend to SAIC, and certain other transactions related to the planned separation transaction. SAIC has fully and unconditionally guaranteed the obligations of New SAIC with the guarantee to be released upon the completion of the planned separation transaction. As of August 2, 2013, there were no borrowings outstanding under the credit agreement.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Separation transaction expenses for the three and six months ended August 2, 2013 were as follows:

	Three Months Ended August 2, 2013	Six Months Ended August 2, 2013
	(in millions)	(in millions)
Strategic advisory services	$6	$14
Legal and accounting services	2	8
Lease termination and facility consolidation expenses	21	35
Severance costs	6	11
Separation transaction expenses in operating income	35	68
Less: income tax benefit	(14)	(27)
Separation transaction expenses, net of tax	$21	$41

In connection with the separation transaction, in the first half of fiscal 2014, the Company reduced headcount, which resulted in severance costs as reflected in the table above. Also, in connection with the separation transaction, the Company took actions during the first half of fiscal 2014 to reduce its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses as reflected in the table above.

Consistent with the Company’s policy for acquisitions, the Company has recognized a tax benefit for separation transaction expenses. Certain separation transaction expenses will be capitalized for tax purposes if the separation transaction is completed, resulting in a reversal of tax benefits previously recognized.

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

The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of August 2, 2013, the Company had outstanding receivables from these customers with deferred payment terms of $175 million, which are expected to be collected in fiscal 2014 and fiscal 2015, when the customers have obtained financing.

When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.

Changes in Estimates on Contracts

Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $32 million ($0.05 per diluted share) and $36 million ($0.06 per diluted share) for the three and six months ended August 2, 2013, respectively. Aggregate changes in contract estimates resulted in a decrease to operating income of $3 million ($0.00 per diluted share) for the three months ended July 31, 2012 and an increase to operating income of $1 million ($0.00 per diluted share) for the six months ended July 31, 2012.

Discontinued Operations

From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended August 2, 2013, in order to better align its business portfolio with its strategy, the Company committed to plans to dispose of certain components of its business, which were historically included in the Company’s National Security Solutions segment, focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.

In fiscal 2013, the Company sold certain components of its business, which were historically included in the Company’s Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

The operating results of these discontinued operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Revenues	$1	$22	$2	$41
Costs and expenses:
Cost of revenues	1	19	2	35
Selling, general and administrative expenses	4	1	5	5
Operating income	$(4)	$2	$(5)	$1

Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

Supplementary Cash Flow Information

Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$2	$2
Stock issued in lieu of cash dividend	$16	$2
Cash paid for interest (including discontinued operations)	$36	$53
Cash paid for income taxes (including discontinued operations)	$62	$96

Special Cash Dividend

In March 2013, SAIC’s board of directors declared a special cash dividend of $1.00 per share of SAIC common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013. See Note 3-Stock Based Compensation, for further information regarding the modifications made to the Company’s outstanding stock options resulting from the special cash dividend. There were no modifications made to the Company’s vesting stock awards and performance-based stock awards as a resut of the special dividend.

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

On July 26, 2013, the Company closed the first phase of the purchase and sale agreement and received proceeds of $83 million, net of selling costs. The Company leased back from the buyer three of the office buildings over varying lease terms. The sale of two of the office buildings will be accounted for as a sales-leaseback transaction with proceeds from the sale of $40 million, a corresponding book value of $43 million resulting in a $3 million loss recorded in selling, general and administrative expenses. These leases will be accounted for as operating leases over a six month term. The sale of the third

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

office building will be accounted for as a financing transaction. The allocated consideration received of $38 million was recorded as a note payable to be paid over seven years with interest at the lessee’s incremental borrowing rate, estimated at 3.7%. The right of use for the multi-level parking garage and surface parking lots were allocated proceeds of $1 million and $4 million, respectively, and were accounted for as other long term liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after August 2, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$44	$108	$126	$226
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(6)
Income from continuing operations, for computing basic EPS	$44	$106	$123	$220
Net income, as reported	$42	$110	$123	$227
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(6)
Net income, for computing basic EPS	$42	$108	$120	$221
Diluted EPS:
Income from continuing operations, as reported	$44	$108	$126	$226
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(6)
Income from continuing operations, for computing diluted EPS	$44	$106	$123	$220
Net income, as reported	$42	$110	$123	$227
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(6)
Net income, for computing diluted EPS	$42	$108	$120	$221

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Basic weighted average number of shares outstanding	337	333	336	332
Dilutive common share equivalents—stock options and other stock awards	4	—	—	—
Diluted weighted average number of shares outstanding	341	333	336	332

For the six months ended August 2, 2013, the declared dividends exceeded current period earnings. Therefore, the assumed exercise and vesting of stock options and stock awards of 3 million shares for the six months ended August 2, 2013, were excluded from diluted weighted average shares outstanding because their inclusion would have been anti-dilutive.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Stock options excluded	11	20	15	20
Unvested stock awards excluded	—	—	1	—
Performance-based stock awards excluded	1	1	—	1

Note 3—Stock-Based Compensation:

Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Stock options	$3	$4	$7	$7
Vesting stock awards	17	17	36	37
Performance-based stock awards	1	1	2	2
Total stock-based compensation expense	$21	$22	$45	$46

Stock Options. Stock options granted during the six months ended August 2, 2013 and July 31, 2012 have terms of seven years and a vesting period of four years based upon required service conditions, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

In connection with the special cash dividend, anti-dilutive adjustments were made to all outstanding stock options on the dividend record date to preserve their value following the special cash dividend, as required by the Company’s 2006 Equity Incentive Plan. The modifications were made to reduce the exercise prices of the outstanding stock options and to increase the number of shares issuable upon the exercise of each option such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. To affect these modifications, on June 12, 2013, the Company increased the shares of stock subject to stock options by a factor of 1.0713, which is the ratio of the closing price of $14.87 on June 11, 2013, the last trading date prior to ex-dividend date, to the opening price of $13.88 on the ex-dividend date, June 12, 2013, and decreased the exercise price of each of the stock options by a factor of 0.9334, which is the ratio of the opening price on the ex-dividend date to the closing price on June 11, 2013. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. These adjustments are reflected in the “Special Dividend Adjustment” line in the stock option activity table below.

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Six Months Ended
	August 2, 2013	July 31, 2012
Weighted average grant-date fair value**	$1.73	$1.69
Expected term (in years)	5.0	5.0
Expected volatility	25.0%	24.4%
Risk-free interest rate	0.8%	1.0%
Dividend yield	3.9%	3.7%

**	Adjusted for additional awards granted for the $1.00 Special Dividend

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option activity for the six months ended August 2, 2013 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013	19.6	$16.81	3.0	$—
Options granted	5.2	13.67
Special dividend adjustments	1.4
Options forfeited or expired	(5.2)	18.02
Outstanding at August 2, 2013	21.0	$14.71	4.1	$32
Exercisable at August 2, 2013	8.8	$16.09	2.2	$4

Vesting Stock Awards. Vesting stock award activity for the six months ended August 2, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2013	12.4	$15.20
Awards granted	8.3	13.57
Awards forfeited	(1.2)	14.63
Awards vested	(3.4)	16.17
Unvested stock awards at August 2, 2013	16.1	14.19

Vesting stock awards generally vest over a four-year vesting period, or seven for certain stock awards, based upon required service conditions and in some cases performance conditions. The fair value of vesting stock awards that vested during each of the six months ended August 2, 2013 and July 31, 2012 was $52 million and $62 million, respectively.

Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. Performance-based stock award activity for the six months ended August 2, 2013 was as follows:

	Expected number of shares of stock to be issued under performance- based stock awards	Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2013	1.0	$13.24
Awards vested	(0.1)	16.66
Awards forfeited	(0.1)	14.23
Outstanding at August 2, 2013	0.8	13.31

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying value of goodwill by segment was as follows:

	HE	NSS	TSIT	Total
	(in millions)
Goodwill at January 31, 2013	$1,144	$641	$410	$2,195
Corporate reorganizations	(228)	147	81	—
Goodwill at August 2, 2013	$916	$788	$491	$2,195

In fiscal 2013, the Company acquired 100% of maxIT Healthcare Holdings, Inc. (maxIT). In the second quarter of fiscal 2014, the Company finalized its determination of the fair values of maxIT assets acquired and liabilities assumed.

In the second quarter of fiscal 2014, the Company forecasted a significant decline in revenue and operating income related to certain reporting units within its HE reporting segment. The Company determined that this decline constituted a significant change in circumstances which could potentially reduce the fair value of the reporting unit below its carrying value. As such, an interim goodwill impairment test was performed (see Note 1) and the Company determined that the estimated fair value of the HE reporting segment exceeded its book value and therefore no goodwill impairment charge was recorded.

There were no goodwill impairments during the six months ended August 2, 2013 and July 31, 2012.

Intangible assets consisted of the following:

	August 2, 2013			January 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$167	$(85)	$82	$175	$(73)	$102
Software and technology	90	(58)	32	127	(57)	70
Other	2	(2)	—	2	(1)	1
Total finite-lived intangible assets	259	(145)	114	304	(131)	173
Indefinite-lived intangible assets:
In-process research and development	10	—	10	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	14	—	14	14	—	14
Total intangible assets	$273	$(145)	$128	$318	$(131)	$187

Amortization expense related to amortizable intangible assets was $12 million and $25 million for the three and six months ended August 2, 2013, respectively, and $9 million and $18 million for the three and six months ended July 31, 2012, respectively.

During the three months ended August 2, 2013, the Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized an impairment loss within selling, general and administrative expenses of $30 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).

During the six months ended August 2, 2013, the Company recognized impairment losses for intangible assets of $34 million reported within selling, general, and administrative expenses. There were immaterial impairment losses for intangible assets during the three and six months ended July 31, 2012.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated annual amortization expense related to finite-lived intangible assets as of August 2, 2013 was as follows:

Fiscal Year Ending January 31
(in millions)
2014 (remainder of the fiscal year)	$16
2015	28
2016	26
2017	23
2018	13
2019 and thereafter	8
$114

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

Note 5—Financial Instruments:

The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have maturities of three months or less. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).

SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of August 2, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company’s planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of August 2, 2013. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	August 2, 2013	January 31, 2013
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	297
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	42	4
Total notes payable and long-term debt			1,335	1,298
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,332	$1,296
Fair value of notes payable and long-term debt			$1,367	$1,390

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).

The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of August 2, 2013.

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

As described in Note 1, SAIC has fully and unconditionally guaranteed the obligations of New SAIC under its $700 million Credit Agreement dated June 27, 2013. Any borrowings outstanding under this facility will be reflected as debt of Science Applications in these condensed consolidated financial statements.

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

Note 7—Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss were as follows:

	August 2, 2013	January 31, 2013
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of August 2, 2013 and January 31, 2013	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of August 2, 2013 and January 31, 2013	(5)	(5)
Unrecognized net gain on defined benefit plan, net of taxes of $0 million as of August 2, 2013 and January 31, 2013	1	1
Total accumulated other comprehensive loss, net of taxes of $2 million as of August 2, 2013 and January 31, 2013	$(2)	$(2)

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of August 2, 2013, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.

Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, loss on settled derivative instruments and gain on defined benefit plan for the three and six months ended August 2, 2013, were not material. Reclassifications for foreign currency translation adjustments and loss on settled derivative instruments are recorded in other income, net, and reclassifications for gain on defined benefit plan is recorded in selling, general and administrative expenses.

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

The segment information for the periods presented, with the prior year period recast to give effect to the above changes in reportable segments, was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)		(in millions)
Revenues:
Health and Engineering	$451	$417	$972	$833
National Security Solutions	1,022	1,209	2,101	2,393
Technical Services and Information Technology	1,009	1,202	2,116	2,365
Corporate and Other	(7)	—	(7)	—
Intersegment elimination	(1)	(2)	(2)	(2)
Total revenues	$2,474	$2,826	$5,180	$5,589
Operating income (loss):
Health and Engineering	$4	$34	$45	$69
National Security Solutions	79	104	157	200
Technical Services and Information Technology	68	75	139	160
Corporate and Other	(76)	(24)	(123)	(31)
Total operating income	$75	$189	$218	$398

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

The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint and all substantive briefing on the motion has concluded. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of August 2, 2013, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative and Securities Litigation

Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. Two cases have been withdrawn and the four remaining cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Derivative Litigation. The consolidated derivative complaint asserted claims against the Company’s directors and current and former officers, including the chief executive officer, two former chief executive officers, the chief financial officer, a former group president, the former program manager of the CityTime program, and the former chief systems engineer of the CityTime program. The consolidated derivative complaint claimed that the defendants breached their fiduciary duties to the Company with respect to the CityTime contract for various reasons, including failure to supervise the adequacy of the Company’s internal controls, allowing the Company to issue misleading financial statements, and failure to exercise their oversight responsibilities to ensure that the Company complied with applicable laws, rules and regulations. The complaint further claimed that the defendants are liable to the Company under theories of unjust enrichment, gross mismanagement, abuse of control, and violation of Section 14(a) of the Securities Exchange Act. On June 10, 2013, the District Court dismissed the complaint with prejudice. The plaintiffs have filed an appeal with the United States Court of Appeals for the Second Circuit. The appeal is pending.

The Company has also received three stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above). An independent committee of the Company’s board of directors reviewed two of the demands and the Company’s lead director has notified both stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters. The third demand was recently received and will be reviewed by the independent committee.

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

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $52 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. The outcome of this pending enforcement action is uncertain.

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the six months ended August 2, 2013 and July 31, 2012. As of August 2, 2013, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.

As of August 2, 2013, the Company has $15 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $33 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.

The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of August 2, 2013, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded $25 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $21 million as of August 2, 2013, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.

Nuclear Regulatory Commission

The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of August 2, 2013 based on its assessment of the likely outcome of this matter.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10—Other Commitments and Contingencies:

VirnetX, Inc.

In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit which remains pending. No assurances can be given as to when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of August 2, 2013.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Government Investigations and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts. During the six months ended August 2, 2013, the Company paid approximately $18 million to the government to settle various investigations and reviews, including investigations arising under the Civil False Claims Act.

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

The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of August 2, 2013, the Company has recorded a liability of $45 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

Tax Audits and Reviews

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2008, with fiscal years 2009 and 2010 subject to examination. The Company also settled fiscal 2011 and 2012 as a result of the Company’s participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of August 2, 2013, the Company had liabilities for uncertain tax positions of $25 million, $21 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet.

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

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $102 million as of August 2, 2013, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $204 million, principally related to performance and payment bonds on the Company’s contracts.

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective in fiscal 2012. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company recognized revenues of approximately $480 million, including estimated fee, from October 2009 through August 2, 2013 under the undefinitized change order. As of August 2, 2013, the Company had an outstanding receivable of approximately $2 milllion on this contract. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Key financial events, including progress against management’s initiatives, during the three months ended August 2, 2013 include:

•

Revenues for the three months ended August 2, 2013 decreased 12% over the corresponding period in the prior year, reflecting an internal revenue contraction (as defined in “Non-GAAP Financial Measures”) of 15%. Internal revenue contraction for the quarter would have been 13% without the negative impact of $38 million in revenues for the one less working day as compared to the second quarter of fiscal year 2013. The internal revenue contraction was primarily due to the ramp down of certain contracts, drawdowns of U.S. military overseas and the tightening of the U.S. Government budget and sequestration, partially offset by growth in the Health and Engineering segment primarily resulting from the fiscal year 2013 acquisition of maxIT Healthcare Holdings, Inc.

•

Operating income decreased $114 million to $75 million (3% as a percentage of revenues) for the three months ended August 2, 2013 from $189 million ( 7% as a percentage of revenues) for the corresponding period in the prior year. The decrease in operating income for the three months ended August 2, 2013, is primarily attributable to $35 million of separation transaction expenses, $30 million for an intangible asset impairment charge, $29 million for the net unfavorable changes in contract estimates and $26 million related to the reduction in revenues.

•

Diluted earnings per share (EPS) from continuing operations for the three months ended August 2, 2013 decreased $0.19 per share to $0.13 per share for the three months ended August 2, 2013 as compared to the corresponding period in the prior year primarily due to a decrease in income from continuing operations of $64 million and an increase of 8 million, or 2%, in the diluted weighted average number of shares outstanding.

•

Cash and cash equivalents decreased $274 million during the three months ended August 2, 2013, primarily due dividend payments of $424 million offset by cash provided by operations of $106 million and proceeds from the sale of office buildings of approximately $65 million.

•

Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $1.9 billion for the three months ended August 2, 2013. Total backlog was $15.9 billion at August 2, 2013 as compared to $16.5 billion at May 3, 2013.

Planned Separation Transaction

In August 2012, we announced that our board of directors authorized management to pursue a plan to separate into two independent, publicly traded companies: (i) a newly-formed company focused on technical, engineering and enterprise information technology services to the U.S. Government and other public agencies, which will operate under the Science Applications International Corporation name (“New SAIC”); and (ii) a company focused on delivering science and technology solutions primarily in the areas of national security, engineering and health, which will be named Leidos Holdings, Inc. The proposed separation is intended to take the form of a tax-free spin-off to SAIC stockholders of 100% of the shares of New SAIC. The technical, engineering, and enterprise information technology services business had revenues of $4.8 billion for fiscal 2013.

In connection with the proposed separation transaction and in order to align our cost structure for greater competitiveness, we expect to take actions to reduce our real estate footprint by vacating facilities that are not necessary for our future requirements. We expect these actions will result in an aggregate of approximately $70 million in lease termination and facility consolidation costs over fiscal 2014 and fiscal 2015, which is expected to generate annualized cost savings of approximately $70 million. During the first half of fiscal 2014, we incurred approximately $35 million of these lease termination and facility consolidation costs. We also expect to incur other separation transaction expenses, besides the lease termination and facility consolidation costs identified above, of approximately $60 million over fiscal 2014. During the first half of fiscal 2014, we incurred approximately $33 million of these separation transaction expenses, which included approximately $11 million of incremental severance costs related to organizational streamlining.

The separation transaction is expected to occur in the second half of fiscal 2014, subject to final approval of the board of directors and certain other customary conditions including implementation of intercompany agreements and filing of required documents with the U.S. Securities and Exchange Commission. The separation transaction does not require a vote of the stockholders of SAIC.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Business Environment and Trends

In fiscal 2013, we generated approximately 87% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 70% of our total revenues in fiscal 2013. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. As an example, we expect to see a reduction in revenue of approximately $225 million from fiscal 2013 to fiscal 2014 on our contract to provide logistics services for tactical mine resistant ambush protected vehicles largely as a result of the drawdown of forces in the Middle East.

While we believe that national security spending will continue to be a priority, U.S. Government budget deficits and the national debt has created increasing pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 9 years has been reduced and there may be further reductions. The Budget Control Act of 2011 increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over 10 years. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years, which are being implemented in the current U.S. Government fiscal year ending September 30, 2013 (GFY13). Those cuts have now been finalized and are being implemented. The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts and caused delays in other government contracting actions. There is also a significant likelihood that GFY14 will begin with a continuing resolution to fund government operations, and that additional automatic spending cuts (sequestration) will be implemented, causing further delays in contract awards and continued fiscal uncertainty. We continue to evaluate the impact of budget cuts and sequestration on our business. The amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects in those markets.

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

Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information Systems Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program were $77 million over the first half of fiscal 2014 as the activity transitions to the successor contractor. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Reportable Segments

In preparation for the planned separation transaction, we realigned certain business operations among our segments and renamed three of our reportable segments so that, effective February 1, 2013, our reportable segments include the following: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. Following completion of the planned separation transaction, the Technical Services and Information Technology segment will comprise New SAIC and the Health and Engineering and National Security Solutions segments will comprise Leidos Holdings, Inc. The prior periods presented were recasted to give effect to the charge in reportable segments. For additional information regarding our reportable segments, see Note 8 of the combined notes to the condensed consolidated financial statements for the three and six months ended August 2, 2013 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Bookings and Backlog. We received net bookings worth an estimated $1.9 billion and $3.2 billion during the three and six months ended August 2, 2013, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.

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

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	August 2, 2013	May 3, 2013	January 31, 2013
		(in millions)
Health and Engineering:
Funded backlog	$996	$1,094	$1,295
Negotiated unfunded backlog	669	664	676
Total Health and Engineering backlog	$1,665	$1,758	$1,971
National Security Solutions:
Funded backlog	$1,900	$1,877	$2,119
Negotiated unfunded backlog	5,442	5,737	6,037
Total National Security Solutions backlog	$7,342	$7,614	$8,156
Technical Services and Information Technology:
Funded backlog	$1,664	$1,733	$1,945
Negotiated unfunded backlog	5,209	$5,389	5,802
Total Technical Services and Information Technology backlog	$6,873	$7,122	$7,747
Total:
Funded backlog	$4,560	$4,704	$5,359
Negotiated unfunded backlog	11,320	11,790	12,515
Total backlog	$15,880	$16,494	$17,874

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

	Six Months Ended
	August 2, 2013	July 31, 2012
Cost-reimbursement	42%	42%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	29	29
Firm-fixed price (FFP)	29	29
Total	100%	100%

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

	Three Months Ended			Six Months Ended
	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Labor-related revenues	$1,364	(9)%	$1,496	$2,855	(5)%	$2,993
As a percentage of revenues	55%		53%	55%		54%
M&S revenues	1,110	(17)%	1,330	2,325	(10)%	2,596
As a percentage of revenues	45%		47%	45%		46%

Labor-related revenues for the three and six months ended August 2, 2013 were relatively flat compared to the corresponding period in the prior year. M&S revenues decreased primarily due to the ramp down of the DGS program and the Joint Logistics Integration (JLI) program for tactical and mine resistant ambush protected vehicles, which had a significant volume of subcontracted activity.

Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended			Six Months Ended
	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Revenues	$2,474	(12)%	$2,826	$5,180	(7)%	$5,589
Cost of revenues	2,217	(11)%	2,485	4,594	(7)%	4,917
Selling, general and administrative expenses:
General and administrative	69	(16)%	82	174	18%	147
Bid and proposal	33	(37)%	52	63	(34)%	95
Internal research and development	15	(17)%	18	29	(9)%	32
Impairment losses	30	100%	—	34	100%	—
Separation transaction expenses	35	100%	—	68	100%	—
Operating income	75	(60)%	189	218	(45)%	398
Operating income margin	3%		7%	4%		7%
Non-operating expense, net	(13)		(18)	(28)		(43)
Income from continuing operations before income taxes	62	(64)%	171	190	(46)%	355
Provision for income taxes	(18)	(71)%	(63)	(64)	(50)%	(129)
Income from continuing operations	44	(59)%	108	126	(44)%	226
Income from discontinued operations, net of tax	(2)		2	(3)		1
Net income	$42	(62)%	$110	$123	(46)%	$227

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and G&A expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $32 million ($0.05 per diluted share) and $36 million ($0.06 per diluted share) for the three and six months ended August 2, 2013, respectively, and a decrease to operating income by $3 million ($0.00 per diluted share) for the three months ended July 31, 2012 and an increase to operating income by $1 million ($0.00 per diluted share) for the six months ended July 31, 2012.

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

The following table summarizes changes in Health and Engineering revenues and operating income for the periods presented:

	Three Months Ended			Six Months Ended
Health and Engineering	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Revenues	$451	8%	$417	$972	17%	$833
Operating income	4	(88)%	34	45	(35)%	69
Operating income margin	1%		8%	5%		8%

Health and Engineering revenues increased $34 million, or 8%, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. This increase was driven by revenues from the August 2012 acquisition of maxIT, a provider of healthcare IT consulting services to commercial clients. Internal revenue contracted by 8% and internal revenue would have contracted by 7% without the negative impact of one less working day as compared to the prior year period ($6 million). The internal revenue contraction reflects a decline in our health business driven by program completions and lower levels of U.S. Government funding including reductions in Medicaid and Medicare reimbursements ($35 million) and a decline

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

in engineering services for U.S. Government customers ($10 million). These declines were partially offset by increased unit deliveries and related maintenance of our non-intrusive inspection engineering products ($10 million).

Health and Engineering revenues increased $139 million, or 17%, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. This increase was driven by revenues from the August 2012 acquisition of maxIT. Internal revenue growth was flat compared to the corresponding prior year period. There was increased volume in our commercial engineering business, primarily attributable to design-build construction projects ($34 million) and increased unit deliveries and related maintenance of our non-intrusive inspection engineering products ($23 million) offset by a decline in our federal health business driven by program completions and lower levels of U.S. Government funding ($38 million) and a decline in engineering services for U.S. Government customers ($17 million). There was also one additional working day as compared to the prior year period ($6 million).

Health and Engineering operating income decreased $30 million, or 88%, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. The decrease was primarily attributable to an impairment charge of intangible assets acquired from the fiscal year 2011 acquisition of Reveal Imaging Technologies ($30 million), a provider of threat detection products and services. There was also an increase in the net unfavorable changes in contract estimates ($6 million) primarily related to increased expenses associated with a completion estimate for an energy and construction fixed price project and lower operating income from the commercial health business primarily due lower margins coupled with an increase in intangible asset amortization expense ($5 million). These decreases were partially offset by higher revenue attributed to deliveries of engineering products, which typically generate higher margins.

Health and Engineering operating income decreased $24 million, or 35%, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. The decrease was primarily attributable to an impairment charge of intangible assets acquired from the fiscal year 2011 acquisition of Reveal Imaging Technologies ($30 million), a provider of threat detection products and services. There was also lower operating income from the commercial health business primarily due to lower margin coupled with an increase in intangible asset amortization expense ($10 million). These decreases were partially offset by higher revenue attributed to deliveries of engineering products, which typically generate higher margins.

The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended			Six Months Ended
National Security Solutions	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Revenues	$1,022	(15)%	$1,209	$2,101	(12)%	$2,393
Operating income	79	(24)%	104	157	(22)%	200
Operating income margin	8%		9%	7%		8%

National Security Solutions revenues decreased $187 million, or 15%, all of which was internal revenue contraction, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 14% without the negative impact of one less working day as compared to the prior year period ($16 million). Revenue contraction was primarily attributable to the ramp down of the JLI program for tactical and mine resistant ambush protected vehicles ($64 million) and the completion of several intelligence contracts ($59 million), with the remainder of the decline driven by the reduction of the U.S. Government budget resulting from sequestration and drawdowns of overseas U.S. military forces. The declines were partially offset by increased revenues related to three new intelligence analysis contracts for classified customers ($73 million) and one new intelligence information processing, exploitation, and dissemination contract ($15 million).

National Security Solutions revenues decreased $292 million, or 12%, all of which was internal revenue contraction, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 13% without the positive impact of one additional working day as compared to the prior year period ($16 million). Revenue contraction was primarily attributable to the ramp down of the JLI program for tactical and mine resistant ambush protected vehicles ($131 million) and the completion of several intelligence contracts ($107 million), with the remainder of the decline driven by the reduction of the U.S. Government budget resulting from sequestration and drawdowns of overseas U.S. military forces. The declines were partially offset by increased revenues related to three new intelligence analysis contracts for classified customers ($124 million) and one new intelligence information processing, exploitation, and dissemination contract ($29 million).

National Security Solutions operating income decreased $25 million, or 24%, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. This decrease was primarily attributable to lower revenues

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

($16 million), and a net unfavorable change in contract estimates ($21 million) which is primarily attributable to increased expenses on two international fixed priced development programs, partially offset by a reduction in indirect costs.

National Security Solutions operating income decreased $43 million, or 22%, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. This decrease was primarily attributable to lower revenues ($24 million), net unfavorable change in contract estimates ($23 million) which is primarily attributable to increased expenses on two international fixed price development programs, and intangible asset impairment charges ($4 million), partially offset by a reduction in indirect costs.

The following table summarizes changes in Technical Services and Information Technology revenues and operating income for the periods presented:

	Three Months Ended			Six Months Ended
Technical Services and Information Technology	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Revenues	$1,009	(16)%	$1,202	$2,116	(11)%	$2,365
Operating income	68	(9)%	75	139	(13)%	160
Operating income margin	7%		6%	7%		7%

Technical Services and Information Technology revenues decreased $193 million, or 16%, all of which was internal revenue contraction, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 15% without the negative impact of one less working day as compared to the prior year period ($16 million). Revenue contraction was primarily attributable to the ramp down of the DGS program ($85 million) and the completion of a network operational management program for the U.S. Forces in Afghanistan ($10 million), with the remainder of the decline driven by the slower U.S. Government contracting ordering environment resulting from sequestration.

Technical Services and Information Technology revenues decreased $249 million, or 11%, all of which was internal revenue contraction, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 11% without the positive impact of one additional working day as compared to the prior year period ($17 million). Revenue contraction was primarily attributable to the ramp down of the DGS program ($143 million) and completion of a network operational management program for the U.S. Forces Afghanistan ($17 million), with the remainder of the decline driven by the slower U.S. Government contracting ordering environment resulting from sequestration.

Technical Services and Information Technology operating income decreased $7 million, or 9%, for the three months ended August 2, 2013 as compared to the corresponding period in the prior year. This decrease was primarily due to lower revenues ($12 million), including the ramp down of the DGS program which had relatively higher profit margins ($3 million), partially offset by a reduction of indirect costs.

Technical Services and Information Technology operating income decreased $21 million, or 13%, for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. This decrease was primarily due to lower revenues ($17 million), including the ramp down of the DGS program which had relatively higher profit margins ($6 million), net unfavorable changes in contract estimates ($10 million), partially offset by a reduction of indirect costs.

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended		Six Months Ended
Corporate and Other	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Operating loss	$(76)	$(24)	$(123)	$(31)

Corporate and Other operating loss for the three and six months ended August 2, 2013 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $52 million and $92 million for the three and six months ended August 2, 2013 as compared to the corresponding periods of the prior year. The primary drivers of the increase include the planned separation transaction costs ($35 million and $68 million, respectively) and costs to establish infrastructures for the two future companies ($14 million and $21 million, respectively).

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Non-Operating Expense. Non-operating expense for the three months ended August 2, 2013 decreased $5 million as compared to the corresponding period of the prior year. This decrease was primarily attributable to a decrease in interest expense of $5 million, primarily due to the payment of $550 million in July 2012 to settle the 6.25% notes at maturity.

Non-operating expense for the six months ended August 2, 2013 decreased $15 million as compared to the corresponding period of the prior year. This decrease was primarily attributable to a decrease in interest expense of $14 million, primarily due to the payment of $550 million in July 2012 to settle the 6.25% notes at maturity.

Interest expense for Science Applications decreased $5 million and $14 million for the three and six months ended August 2, 2013 as compared to the corresponding period of the prior year, reflecting a decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. There was not a material change in interest expense related to Science Application’s note with SAIC. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

Provision for Income Taxes. Our provision for income taxes as a percentage of income from continuing operations before income taxes was 29.0% for the three months ended August 2, 2013 compared to 36.8% for the corresponding period in the prior year. The decrease in the effective tax rate for the current period was primarily due to the tax deductibility of the special dividend, which was declared during the three months ended May 3, 2013, on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013.

The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.7% and 36.3% for the six months ended August 2, 2013 and July 31, 2012, respectively. The decrease in the provision for income taxes as a percentage of income from continuing operations was primarily attributable to the tax deductibility of the special dividend paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013 partially offset by the estimated non-deductible portion of settlements of legal and regulatory matters.

We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for fiscal years prior to and including fiscal 2008, with fiscal years 2009 and 2010 subject to examination. We also settled fiscal 2011 and fiscal 2012 as a result of our participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of CAP, we endeavor to agree with the IRS on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.

As of August 2, 2013, we had liabilities for uncertain tax positions of $25 million, $21 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in a $12 million reduction in our uncertain tax positions and a $9 million reduction in income tax expense during the third quarter of fiscal 2014.

Diluted Earnings per Share (EPS). Diluted EPS from continuing operations decreased $0.19 per share to $0.13 per share for the three months ended August 2, 2013 as compared to the corresponding period in the prior year primarily due to a decrease in income from continuing operations and an increase of 8 million, or 2%, in the diluted weighted average number of shares outstanding.

Diluted EPS from continuing operations decreased $0.29 per share to $0.37 per share for the six months ended August 2, 2013 as compared to the same period in the prior year primarily due to a decrease in income from continuing operations and an increase of 4 million, or 1%, in the diluted weighted average number of shares outstanding.

Discontinued Operations. From time to time, we may dispose (or management may commit to plans to dispose) of non-strategic components of our business, which are reclassified as discontinued operations for all periods presented.

During the three months ended August 2, 2013, in order to better align its business portfolio with its strategy, we committed to plans to dispose of certain components of our business, which were historically included in our National Security Solutions segment, primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.

In fiscal 2013, we sold certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The operating results of this discontinued operation for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Revenues	$1	$22	$2	$41
Costs and expenses:
Cost of revenues	1	19	2	35
Selling, general and administrative expenses	4	1	5	5
Operating income	$(4)	$2	$(5)	$1

Income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.

Liquidity and Capital Resources

We had $462 million in cash and cash equivalents at August 2, 2013, which were primarily comprised of investments held in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have maturities of three months or less. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2018 and, by its terms, can be accessed on a same-day basis. In addition, New SAIC raised borrowing capacity in the amount of $700 million in June 2013, of which $295 million is expected to be used to fund a cash distribution to SAIC in connection with the planned separation transaction. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, expenses related to the planned separation transaction, capital expenditures, acquisitions of businesses, stock repurchases and dividends. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Historical Trends

Cash and cash equivalents was $462 million and $736 million at August 2, 2013 and January 31, 2013, respectively. The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	August 2, 2013	July 31, 2013
	(in millions)
Cash provided by (used in) operating activities of continuing operations	$106	$(157)
Cash provided by (used in) investing activities of continuing operations	34	(30)
Cash used in financing activities of continuing operations	(399)	(645)
Cash used in operating activities of discontinued operations	(15)	(4)
Total decrease in cash and cash equivalents	$(274)	$(836)

Cash Provided by (Used in) Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $263 million for the six months ended August 2, 2013 as compared to the corresponding period in the prior year. Cash flows provided by operating activities of continuing operations for the six months ended August 2, 2013 were positively impacted from the prior year $500 million cash settlement payment related to the CityTime Program (see Note 9 of the combined notes to the consolidated financial statements), offset by an increase in the average time to collect accounts receivable as a result of the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors. Cash flows used in operating activities of continuing operations for the six months ended July 31, 2012 was impacted by the CityTime Program payment.

Cash Provided by (Used in) Investing Activities of Continuing Operations. We had cash provided by investing activities of continuing operations of $34 million during the six months ended August 2, 2013, which resulted from proceeds of $65 million from the sale of facilities, partially offset by $32 million to purchase property, plant and equipment. We used $30 million of cash in support of investing activities of continuing operations during the six months ended July 31, 2012, including $33 million to purchase property, plant and equipment.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Used in Financing Activities of Continuing Operations. We used $399 million of cash in support of financing activities of continuing operations during the six months ended August 2, 2013, including the payment of dividends of $424 million and $17 million to repurchase shares of our stock related to employee benefit compensation plans, offset by consideration received of $38 million related to the real estate financing transaction. We used $645 million of cash in support of financing activities of continuing operations during the six months ended July 31, 2012, including the payment of $550 million to settle notes payable at maturity on July 2, 2012, payment of dividends of $83 million and $20 million to repurchase shares of our stock related to employee benefit compensation plans.

Cash Used in Operating Activities of Discontinued Operations. Cash flows used in operating activities of discontinued operations were $15 million for the six months ended August 2, 2013, which included a $17 million tax settlement on the gain from the sale of certain components of our business in fiscal 2013, offset by $2 million related to the plan to dispose of certain components of our business, which were historically included in the National Security Solutions segment.

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

Science Applications used cash in financing activities of $399 million during the six months ended August 2, 2013, including repayments on its related party note with SAIC of $441 million partially offset by proceeds from the related party note with SAIC of $10 million and consideration received of $38 million related to the real estate financing transaction. Science Applications used cash from financing activities of $845 million during the six months ended July 31, 2012, including $550 million to settle notes payable at maturity on July 2, 2012, repayments on the related party note with SAIC of $324 million partially offset by proceeds from the related party note with SAIC of $32 million.

Special Cash Dividend

In March 2013, SAIC’s board of directors declared a special cash dividend of $1.00 per share of SAIC common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013. See Part I, Note 3 of the combined notes to condensed consolidated financial statements for further information regarding the modifications made to our outstanding stock options resulting from the special cash dividend.

Outstanding Indebtedness

Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	August 2, 2013	January 31, 2013
	(dollars in millions)
SAIC senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Science Applications senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	297
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	42	4
Total notes payable and long-term debt			1,335	1,298
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,332	$1,296
Fair value of notes payable and long-term debt			$1,367	$1,390

These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of August 2, 2013.

Credit Facility. SAIC has a revolving credit facility, which is fully and unconditionally guaranteed by Science Applications, providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at SAIC’s option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017. As of August 2, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with our planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of August 2, 2013. A failure by us to meet these financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility.

New SAIC Credit Agreement. In anticipation of the planned separation transaction, SAIC entered into a credit agreement in June 2013 among SAIC, as guarantor, New SAIC, a wholly-owned subsidiary of SAIC, as borrower, and the lenders. The credit agreement consists of (i) a five-year unsecured revolving credit facility in an aggregate principal amount of up to $200 million and (ii) a five-year unsecured term facility with an aggregate principal amount of $500 million. The facilities were put in place in anticipation of the contribution of the technical, engineering, and enterprise information technology services business of the Company to New SAIC, the payment of a special dividend to SAIC, and certain other transactions related to the planned separation transaction. SAIC has fully and unconditionally guaranteed the obligations of New SAIC with the guarantee to be released upon the completion of the planned separation transaction. As of August 2, 2013, there were no borrowings outstanding under the credit agreement.

Off-Balance Sheet Arrangements

We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition. We have also entered into an agreement with a variable interest entity (VIE) in connection with a renewable energy project as described in Note 10 of the combined notes to the condensed consolidated financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the combined notes to the condensed consolidated financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

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

We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended August 2, 2013.

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

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Internal revenue growth (contraction) percentages for the three and six months ended August 2, 2013 were calculated as follows:

	Three Months Ended August 2, 2013	Six Months Ended August 2, 2013
	(dollars in millions)
Health and Engineering:
Prior year period’s revenues, as reported	$417	$833
Revenues of acquired businesses for the comparable prior year period	72	135
Prior year period’s revenues, as adjusted	$489	$968
Current year period’s revenues, as reported	451	972
Internal revenue (contraction) growth	$(38)	$4
Internal revenue (contraction) growth percentage	(8)%	0%

National Security Solutions:
Prior year period’s revenues, as reported	$1,209	$2,393
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$1,209	$2,393
Current year period’s revenues, as reported	1,022	2,101
Internal revenue contraction	$(187)	$(292)
Internal revenue contraction percentage	(15)%	(12)%

Technical Services and Information Technology:
Prior year period’s revenues, as reported	$1,202	$2,365
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$1,202	$2,365
Current year period’s revenues, as reported	1,009	2,116
Internal revenue contraction	$(193)	$(249)
Internal revenue contraction percentage	(16)%	(11)%

Total*:
Prior year period’s revenues, as reported	$2,826	$5,589
Revenues of acquired businesses for the comparable prior year period	72	135
Prior year period’s revenues, as adjusted	$2,898	$5,724
Current year period’s revenues, as reported	2,474	5,180
Internal revenue contraction	$(424)	$(544)
Internal revenue contraction percentage	(15)%	(10)%

*	Total revenues include amounts related to Corporate and Other and intersegment eliminations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended August 2, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of SAIC’s and Science Applications’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of August 2, 2013, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the combined notes to condensed consolidated financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 10, “Commitments and Contingencies—Government Investigations and Reviews,” of the combined notes to condensed consolidated financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

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

The following table presents repurchases of SAIC common stock during the quarter ended August 2, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
May 4, 2013 – May 31, 2013	10,415	$14.97	—	40,000,000
June 1, 2013 – June 30, 2013	16,410	$14.02	—	40,000,000
July 1, 2013 – July 31, 2013	4,823	$14.04	—	40,000,000
August 1, 2013 – August 2, 2013	—	—	—	40,000,000

Total	31,648	$14.33	—

(1)	Includes shares purchased as follows:

	May	June	July	August
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	10,415	16,410	4,823	—

(2)	We may repurchase up to 40 million shares of SAIC common stock under the 2012 Repurchase Program, which was publicly announced in March 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated June 27, 2013, among SAIC, Inc., as guarantor, SAIC Gemini, Inc., as borrower, Citibank, N.A., as administrative agent, the lenders party thereto and the other agents and letter of credit issuers party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on July 3, 2013 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2013

SAIC, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

Date: September 5, 2013

Science Applications International Corporation

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

SAIC, INC.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated June 27, 2013, among SAIC, Inc., as guarantor, SAIC Gemini, Inc., as borrower, Citibank, N.A., as administrative agent, the lenders party thereto and the other agents and letter of credit issuers party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed on July 3, 2013 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.