Form 10-Q
period 2013-11-01
Leidos Holdings, Inc.
filed 2013-12-10
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
_____________________________________________________________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-33072	Leidos Holdings, Inc.	Delaware	20-3562868
11951 Freedom Drive, Reston, Virginia 20190
(571) 526-6000
000-12771	Leidos, Inc.	Delaware	95-3630868
11951 Freedom Drive, Reston, Virginia 20190
(571) 526-6000
_____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Leidos Holdings, Inc.	Yes ☒ No ☐
Leidos, Inc.	Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Leidos Holdings, Inc.	Yes ☒ No ☐
Leidos, Inc.	Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of November 26, 2013 was as follows:

Leidos Holdings, Inc.	85,627,012 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

Explanatory Note
This Quarterly Report on Form 10-Q is a combined report being filed by Leidos Holdings, Inc. (Leidos) and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to Leidos Holdings, Inc., Leidos, Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions, except per share amounts)
Revenues	$1,420	$1,673	$4,486	$4,899
Costs and expenses:
Cost of revenues	1,224	1,434	3,903	4,218
Selling, general and administrative expenses	116	139	360	367
Bad debt expense	43	—	45	—
Intangible asset impairment losses	19	—	51	—
Separation transaction and restructuring expenses	25	—	58	—
Operating (loss) income	(7)	100	69	314
Non-operating income (expense):
Interest income	5	1	15	5
Interest expense	(21)	(20)	(59)	(73)
Other income, net	2	2	3	8
(Loss) income from continuing operations before income taxes	(21)	83	28	254
Income tax benefit (expense)	12	(28)	1	(89)
(Loss) income from continuing operations	(9)	55	29	165
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	21	94	158	279
Income tax expense	(15)	(37)	(67)	(105)
Income from discontinued operations	6	57	91	174
Net (loss) income	$(3)	$112	$120	$339
Earnings per share (Note 4):
Basic:
(Loss) income from continuing operations	$(0.11)	$0.66	$0.31	$1.95
Income from discontinued operations	0.07	0.66	1.08	2.05
	$(0.04)	$1.32	$1.39	$4.00
Diluted:
(Loss) income from continuing operations	$(0.11)	$0.66	$0.31	$1.95
Income from discontinued operations	0.07	0.66	1.08	2.05
	$(0.04)	$1.32	$1.39	$4.00
Cash dividends declared per share	$0.32	$0.48	$5.28	$1.44

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Net (loss) income	$(3)	$112	$120	$339
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(1)
Deferred taxes	—	—	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—
Pension liability adjustments	—	—	—	16
Deferred taxes	—	—	—	(6)
Pension liability adjustments, net of tax	—	—	—	10
Total other comprehensive income, net of tax	—	—	—	10
Comprehensive income	$(3)	$112	$120	$349

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 1, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$814	$735
Receivables, net	1,161	1,168
Inventory, prepaid expenses and other current assets	298	342
Assets of discontinued operations	13	1,371
Total current assets	2,286	3,616
Property, plant and equipment (less accumulated depreciation and amortization of $340 million and $391 million at November 1, 2013 and January 31, 2013, respectively)	473	288
Intangible assets, net	100	178
Goodwill	1,704	1,704
Deferred income taxes	10	12
Other assets	62	77
	4,635	5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$782	$787
Accrued payroll and employee benefits	307	357
Notes payable and long-term debt, current portion	151	—
Liabilities of discontinued operations	—	648
Total current liabilities	1,240	1,792
Notes payable and long-term debt, net of current portion	1,330	1,295
Other long-term liabilities	182	170
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 86 million shares issued and outstanding at November 1, 2013 and January 31, 2013, respectively	—	—
Additional paid-in capital	1,735	2,110
Retained earnings	150	510
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	1,883	2,618
	$4,635	$5,875

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2013	86	$2,110	$510	$(2)	$2,618
Net income	—	—	120	—	120
Other comprehensive income, net of tax	—	—	—	—	—
Issuances of stock	—	30	—	—	30
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	—	(6)	(11)	—	(17)
Cash dividends of $1.28 per share	—	—	(113)	—	(113)
Special cash dividend of $4.00 per share	—	—	(356)	—	(356)
Adjustments for income tax benefits from stock-based compensation	—	(10)	—	—	(10)
Stock-based compensation (including discontinued operations of $21 million)	—	64	—	—	64
Dividend received, net of contribution paid, from the separation of New SAIC	—	269	—	—	269
Separation of New SAIC	—	(722)	—	—	(722)
Balance at November 1, 2013	86	$1,735	$150	$(2)	$1,883

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Cash flows from operations:
Net income	$120	$339
Income from discontinued operations	(91)	(174)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66	73
Stock-based compensation	43	42
Intangible asset impairment losses	51	—
Inventory write-down	3	—
Bad debt expense	45	—
Net gain on sales and disposals of assets	(9)	(7)
Other	3	3
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, resulting from changes in:
Receivables	(139)	211
Inventory, prepaid expenses and other current assets	30	(73)
Deferred income taxes	20	(4)
Other assets	3	(2)
Accounts payable and accrued liabilities	9	(671)
Accrued payroll and employee benefits	(48)	74
Income taxes receivable/payable	(14)	35
Other long-term liabilities	(14)	3
Total cash flows provided by (used in) operating activities of continuing operations	78	(151)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(31)	(31)
Acquisitions of businesses, net of cash acquired of $9 million in fiscal 2013	(1)	(478)
Proceeds from sale of assets	65	2
Net proceeds (purchases) of cost method investments	12	—
Dividend received from the separation of New SAIC	295	—
Contribution paid related to the separation of New SAIC	(26)	—
Other	(2)	1
Total cash flows provided by (used in) investing activities of continuing operations	312	(506)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1)	(550)
Payments for deferred financing costs	(5)	—
Payment from New SAIC for deferred financing costs	5	—
Proceeds from real estate financing transaction	38	—
Proceeds from debt issuance	500	—
Distribution of debt to New SAIC	(500)	—
Sales of stock and exercises of stock options	11	15
Repurchases of stock	(17)	(21)
Dividend payments	(452)	(124)
Other	2	—
Total cash flows used in financing activities of continuing operations	(419)	(680)

See accompanying combined notes to condensed consolidated financial statements.

Decrease in cash and cash equivalents from continuing operations	(29)	(1,337)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	125	285
Cash used in investing activities of discontinued operations	(17)	(6)
Cash used in financing activities of discontinued operations	—	(3)
Increase in cash and cash equivalents from discontinued operations	108	276
Total increase (decrease) in cash and cash equivalents	79	(1,061)
Cash and cash equivalents at beginning of period	735	1,592
Cash and cash equivalents at end of period	$814	$531

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Revenues	$1,420	$1,673	$4,486	$4,899
Costs and expenses:
Cost of revenues	1,224	1,434	3,903	4,218
Selling, general and administrative expenses	116	139	360	367
Bad debt expense	43	—	45	—
Intangible asset impairment losses	19	—	51	—
Separation transaction and restructuring expenses	25	—	58	—
Operating (loss) income	(7)	100	69	314
Non-operating income (expense):
Interest income	5	1	15	5
Interest expense	(21)	(20)	(59)	(73)
Other income, net	2	2	3	8
(Loss) income from continuing operations before income taxes	(21)	83	28	254
Income tax benefit (expense)	12	(28)	1	(89)
(Loss) income from continuing operations	(9)	55	29	165
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	21	94	158	279
Income tax expense	(15)	(37)	(67)	(105)
Income from discontinued operations	6	57	91	174
Net (loss) income	$(3)	$112	$120	$339

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Net (loss) income	$(3)	$112	$120	$339
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(1)
Deferred taxes	—	—	—	1
Foreign currency translation adjustments, net of tax	—	—	—	—
Pension liability adjustments	—	—	—	16
Deferred taxes	—	—	—	(6)
Pension liability adjustments, net of tax	—	—	—	10
Total other comprehensive income, net of tax	—	—	—	10
Comprehensive income	$(3)	$112	$120	$349

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 1, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$546	$735
Receivables, net	1,161	1,168
Inventory, prepaid expenses and other current assets	298	342
Assets of discontinued operations	13	1,371
Total current assets	2,018	3,616
Property, plant and equipment (less accumulated depreciation and amortization of $340 million and $391 million at November 1, 2013 and January 31, 2013, respectively)	473	288
Intangible assets, net	100	178
Goodwill	1,704	1,704
Deferred income taxes	10	12
Other assets	62	77
Note receivable from Leidos Holdings, Inc. (Note 8)	1,075	—
	$5,442	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$782	$787
Accrued payroll and employee benefits	307	357
Notes payable and long-term debt, current portion	151	—
Liabilities of discontinued operations	—	648
Total current liabilities	1,240	1,792
Notes payable and long-term debt, net of current portion	1,330	1,295
Note payable to Leidos Holdings, Inc. (Note 8)	—	22
Other long-term liabilities	182	170
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at November 1, 2013 and January 31, 2013	—	—
Additional paid-in capital	207	233
Retained earnings	2,485	2,365
Accumulated other comprehensive loss	(2)	(2)
Total stockholders’ equity	2,690	2,596
	$5,442	$5,875

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2013	5,000	$233	$2,365	$(2)	$2,596
Net income	—	—	120	—	120
Contribution paid related to the separation of New SAIC	—	(26)	—	—	(26)
Other comprehensive income, net of tax	—	—	—	—	—
Balance at November 1, 2013	5,000	$207	$2,485	$(2)	$2,690

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Cash flows from operations:
Net income	$120	$339
Income from discontinued operations	(91)	(174)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66	73
Stock-based compensation	43	42
Intangible asset impairment losses	51	—
Inventory write-down	3	—
Bad debt expense	45	—
Net gain on sales and disposals of assets	(9)	(7)
Other	3	3
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, resulting from changes in:
Receivables	(139)	211
Inventory, prepaid expenses and other current assets	30	(73)
Deferred income taxes	20	(4)
Other assets	3	(2)
Accounts payable and accrued liabilities	9	(671)
Accrued payroll and employee benefits	(48)	74
Income taxes receivable/payable	(14)	35
Other long-term liabilities	(14)	3
Total cash flows provided by (used in) operating activities of continuing operations	78	(151)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(31)	(31)
Acquisitions of businesses, net of cash acquired of $9 million in fiscal 2013	(1)	(478)
Proceeds from sale of assets	65	2
Net proceeds (purchases) of cost method investments	12	—
Contribution paid related to the separation of New SAIC	(26)	—
Other	(2)	1
Total cash flows provided by (used in) investing activities of continuing operations	17	(506)
Cash flows from financing activities:
Proceeds from note payable to Leidos Holdings, Inc.	11	40
Payments on note payable to Leidos Holdings, Inc.	(442)	(369)
Payments on notes payable and long-term debt	(1)	(550)
Payments for deferred financing costs	(5)	(1)
Payment from New SAIC for deferred financing costs	5	—
Proceeds from real estate financing transaction	38	—
Other	2	—
Total cash flows used in financing activities of continuing operations	(392)	(880)

See accompanying combined notes to condensed consolidated financial statements.

Decrease in cash and cash equivalents from continuing operations	(297)	(1,537)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	125	285
Cash used in investing activities of discontinued operations	(17)	(6)
Cash used in financing activities of discontinued operations	—	(3)
Increase in cash and cash equivalents from discontinued operations	108	276
Total decrease in cash and cash equivalents	(189)	(1,261)
Cash and cash equivalents at beginning of period	735	1,592
Cash and cash equivalents at end of period	$546	$331

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") (formerly known as SAIC, Inc.) is a holding company whose direct 100%-owned subsidiary is Leidos, Inc. (formerly known as Science Applications International Corporation), a company focused on delivering science and technology solutions primarily in the areas of national security, health and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. Unless indicated otherwise, references to the "Company", "we", "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.

On September 27, 2013 (the "Distribution Date"), Leidos completed the previously announced separation of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Applications International Corporation (“New SAIC”) (formerly known as SAIC Gemini, Inc.). The separation was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record date. Prior to the Distribution Date, Leidos Holdings, Inc. was named SAIC, Inc. and Leidos, Inc. was named Science Applications International Corporation. The companies' names were changed as part of the separation, and New SAIC assumed the name Science Applications International Corporation.

As a result of the separation, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to the Company’s continuing operations, unless otherwise noted. See Note 2-Discontinued Operations for further information.
Immediately following the distribution, Leidos effectuated a one-for-four reverse stock split of its shares of common stock, so that every four shares of Leidos common stock issued and outstanding were combined and converted into one share of Leidos common stock. Each reference to the number of shares outstanding or per share amounts has been adjusted to reflect the reverse stock split for all periods presented.
The condensed consolidated financial statements of Leidos include the accounts of its majority-owned and 100%-owned subsidiaries, including Leidos, Inc. The condensed consolidated financial statements of Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized, and cash from the dividend paid by New SAIC that is held at Leidos for general corporate purposes, including dividend payments and share repurchases. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in Leidos’ Condensed Consolidated Statement of Stockholders’ Equity and results in an increase to the related party note (see Note 8). All intercompany transactions and accounts have been eliminated in consolidation.
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.

Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.
In the opinion of management, the financial information as of November 1, 2013 and for the three and nine months ended November 1, 2013 and October 31, 2012 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended November 1, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014, or any future period.
Reporting Periods
Unless otherwise noted, references to fiscal years are to fiscal years ended January 31, for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods. For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ends on January 31, 2014. The third quarter of fiscal 2014 ended on November 1, 2013. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.
Separation Transaction and Restructuring Expenses
In anticipation of the planned separation of New SAIC from the Company, the Company initiated an overall separation program to align the Company’s cost structure for post-separation. During the nine months ended November 1, 2013, the Company reduced headcount, which resulted in severance costs, and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses, as reflected in the table below.
Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $20 million and $55 million for the three months and nine months ended November 1, 2013, respectively, and $11 million and $15 million for the three and nine months ended October 31, 2012, respectively, were reclassified as discontinued operations. There were no separation transaction and restructuring expenses for continuing operations in fiscal year 2013 and the separation transaction and restructuring expenses for continuing operations for fiscal year 2014 were as follows:

	Three Months Ended	Nine Months Ended
	November 1, 2013	November 1, 2013
	(in millions)
Strategic advisory services	$5	$7
Legal and accounting services	1	1
Lease termination and facility consolidation expenses	17	40
Severance costs	2	10
Separation transaction and restructuring expenses in operating income	25	58
Less: income tax benefit	(10)	(23)
Separation transaction and restructuring expenses, net of tax	$15	$35

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the restructuring liability balance as of November 1, 2013, and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled, and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2013	$8	$2	$10
Charges	10	36	46
Cash payments	(14)	(16)	(30)
Balance as of November 1, 2013	$4	$22	$26
Variable Interest Entity (VIE)
In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company (Plainfield Renewable Energy LLC or "Plainfield") for a specific renewable energy project. The Company analyzed this arrangement and determined that Plainfield is a VIE. Prior to the third quarter of fiscal 2014, the VIE was not consolidated by the Company because the Company was not the primary beneficiary.
On October 11, 2013, the Company and Plainfield Renewable Energy Owner, LLC (“project owner”) entered into a consensual foreclosure agreement pursuant to which, the project owners agreed to transfer 100% of the equity interest of Plainfield Renewable Energy Holdings, LLC (“PRE Holdings”) to an indirect wholly owned subsidiary of Leidos in full satisfaction of certain secured obligations owed by the project owner to the Company. As a result of the entry into the foreclosure agreement, the Company determined that it has the power to direct the activities of the VIE and has the right to receive benefits from or the obligation to absorb the losses of the VIE. Accordingly, the Company was deemed the primary beneficiary of the VIE, resulting in the consolidation of Plainfield as of October 11, 2013. See Note 3 - Acquisitions, for further information.
Goodwill and Intangible Assets
The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill. The Company faces continued uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. Government, its primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. Government reimbursements, including reductions in Medicare reimbursements. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could result in an impairment of goodwill.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Receivables
The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables, other than those receivables with deferred payment terms, are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant.
The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. During the three months ended November 1, 2013, the Company received a $25 million payment from one construction project and recorded bad debt expense in the Company's condensed consolidated statements of income of $42 million related to two different construction projects. In addition, approximately $105 million of the outstanding deferred payment term receivables were used to acquire PRE Holdings. See Note 3 - Acquisitions, for further information. As of November 1, 2013, the Company had outstanding receivables with deferred payment terms of $30 million, which are expected to be collected in fiscal 2015, when the customers obtain financing.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $1 million ($0.01 per diluted share) and $29 million ($0.22 per diluted share) for the three and nine months ended November 1, 2013, respectively. Aggregate changes in contract estimates resulted in an increase to operating income of $3 million ($0.03 per diluted share) for the three months ended October 31, 2012 and an increase to operating income of $2 million ($0.01 per diluted share) for the nine months ended October 31, 2012.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$2	$2
Stock issued in lieu of cash dividend	$17	$2
Fair value of assets acquired in acquisitions (See Note 3 - Acquisitions)	$259	$541
Less: cash paid in acquisitions, net of cash acquired of $9 million in fiscal 2013	$(1)	$(478)
Forgiveness of accounts receivable to acquire equity interest in business combination	$(105)	$—
Liabilities assumed in acquisitions, including accrued acquisition payments	$(148)	$63
Accrued liability for acquisition of business	$(5)	$—
Cash paid for interest (including discontinued operations)	$37	$53
Cash paid for income taxes (including discontinued operations)	$62	$126
Special Cash Dividend
In March 2013, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013. See Note 5-Stock Based Compensation, for further information regarding the modifications made to the Company’s outstanding stock options resulting from the special cash dividend. There were no modifications made to the Company’s vesting stock awards and performance-based stock awards as a result of the special dividend.
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
On July 26, 2013, the Company closed the first phase of the purchase and sale agreement and received proceeds of $83 million, net of selling costs. The Company leased back from the buyer three of the office buildings over varying lease terms. The sale of two of the office buildings will be accounted for as a sale-leaseback transaction with proceeds from the sale of $40 million, a corresponding book value of $42 million resulting in a $2 million loss recorded in selling, general and administrative expenses. These leases will be accounted for as operating leases over a six months term. The sale of the third office building will be accounted for as a financing transaction. The allocated consideration received of $38 million was recorded as a note payable to be paid over seven years with interest at the lessee’s incremental borrowing rate, estimated at 3.7%. The right of use for the multi-level parking garage and surface parking lots were allocated proceeds of $1 million and $4 million, respectively, and were accounted for as other long term liabilities.
Accounting Standards Updates Issued But Not Yet Adopted
Accounting standards and updates issued but not effective for the Company until after November 1, 2013 are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2—Discontinued Operations:
Fiscal Year 2014 Dispositions:
Separation of New SAIC
As discussed in Note 1, the Company completed the separation of New SAIC on September 27, 2013. In anticipation of this separation, the Company entered into a credit agreement in June 2013 as a guarantor that consisted of a unsecured term credit facility of $500 million with New SAIC as the borrower. New SAIC was a subsidiary of Leidos prior to the separation date. On September 26, 2013, New SAIC borrowed $500 million under this term credit facility which was unconditionally guaranteed by the Company. The Company was released from its guaranty on September 27, 2013, the completion date of the separation transaction. At separation, New SAIC made a $295 million dividend payment to Leidos and reimbursed Leidos, Inc. $5 million for financing costs previously advanced to New SAIC to secure a revolving and term credit facility, and Leidos, Inc. made a $26 million capital contribution to New SAIC.
The separation was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements set forth, among other things, the principal actions needed to be taken in connection with the separation and govern certain aspects of the relationship between the Company and New SAIC following the separation. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent, except that unknown liabilities will be shared between the parties in certain circumstances. The agreements also describe the party’s commitments to provide each other with certain services for a limited time to help ensure an orderly transition. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC. Brief descriptions of agreements associated with the separation are provided below.
Distribution Agreement
The Distribution Agreement provides for the allocation, transfer and assumption of assets and liabilities among New SAIC and Leidos. Pursuant to the agreement, subject to certain exceptions, the Company and New SAIC released the other from claims against each other that arise out of or relate to events, circumstances, or actions occurring or failing to occur or any conditions existing at or prior to the time of distribution. In addition, the Company and New SAIC agreed to indemnify each other against breaches of this agreement and certain liabilities in connection with their respective businesses.
Employee Matters Agreement
The Employee Matters Agreement contains agreements as to certain employment, compensation and benefits matters. The Employee Matters Agreement provides for the allocation and treatment of assets and liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs, and certain other employment matters. Generally, New SAIC assumed or retained liabilities relating to New SAIC’s employees and the Company assumed or retained liabilities relating to the Company’s employees. The Employee Matters Agreement also provides for the adjustment of outstanding equity awards to reflect the separation and the one-for-four reverse stock split of the Company’s shares.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tax Matters Agreement
The Tax Matters Agreement governs the respective rights, responsibilities and obligations of the Company and New SAIC after the separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of the Company, New SAIC has (and will continue to have following the separation) joint and several liability with the Company to the IRS for the consolidated U.S. federal income taxes of the Company consolidated group relating to the taxable periods in which New SAIC was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which New SAIC bears responsibility, and the Company agrees to indemnify New SAIC against any amounts for which New SAIC is not responsible.
Transition Services Agreement
Under the Transition Services Agreement, the Company or its affiliates will provide New SAIC, and New SAIC or its affiliates will provide the Company, with certain services for a limited time to help ensure an orderly transition following the distribution. Under the Transition Services Agreement, the Company and New SAIC will provide each other certain services, including information technology, financial, telecommunications, benefits support services and other specified services, on a transitional basis. The Company expects that these services will be provided at cost, and these services are planned to extend for a period of six to eighteen months in most circumstances.
Master Transitional Contracting Agreement
The legal transfer of government contracts to New SAIC will occur through a novation process and commercial, including state and local, contracts will be transferred by assignment to New SAIC. The Master Transitional Contracting Agreement governs the relationship between the Company and New SAIC pending novation and assignment of contracts to New SAIC and addresses the treatment of existing contracts, proposals, and teaming arrangements where both companies will jointly perform work after separation. Joint contracts entered into post separation will be treated as traditional prime and subcontractor relationships.
The operating results of New SAIC, which have been classified as discontinued operations, for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Revenues	$598	$1,195	$2,712	$3,558
Costs and expenses:
Cost of revenues	533	1,073	2,446	3,205
Selling, general and administrative expenses	22	14	42	52
Separation transaction and restructuring expenses	20	11	55	15
Operating income	$23	$97	$169	$286
Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The major classes of assets and liabilities included in discontinued operations through the Distribution Date related to the separation of New SAIC are presented in the table below:

January 31, 2013
(in millions)
Cash and cash equivalents	$1
Receivables, net	717
Inventory, prepaid expenses and other current assets	101
Total current assets	819
Property, plant and equipment, net	29
Intangible assets, net	6
Goodwill	491
Deferred income taxes	2
Other assets	1
Total assets	1,348
Accounts payable and accrued liabilities	461
Accrued payroll and employee benefits	185
Notes payable and long-term debt	1
Total current liabilities	647
Non-current liabilities	—
Total liabilities	$647
Other Fiscal Year 2014 Dispositions
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
During the three months ended November 1, 2013, in order to better align its business portfolio with its strategy, the Company sold a certain component of its business resulting in an insignificant gain, which were historically included in the Company’s National Security Solutions segment, focused on machine language translation.
During the three months ended August 2, 2013, in order to better align its business portfolio with its strategy, the Company committed to plans to dispose of certain components of its business, which were historically included in the Company’s National Security Solutions segment, focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fiscal Year 2013 Dispositions:
The Company sold certain components of its business, which were historically included in the Company’s Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers. The Company received net proceeds of $51 million resulting in a gain on sale before income taxes of $17 million related to this sale.
The pre-sale operating results and through the date of disposal of the Company’s discontinued operations discussed above for Other Fiscal Year 2014 Dispositions and Fiscal Year 2013 Dispositions, not including the separation of New SAIC, for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Revenues	$1	$19	$3	$60
Costs and expenses:
Cost of revenues	6	18	9	54
Selling, general and administrative expenses	(3)	4	5	13
Operating income	$(2)	$(3)	$(11)	$(7)
Income from discontinued operations also includes other activity that is immaterial and not reflected in the table above.
The major classes of assets and liabilities included in discontinued operations through the date of disposal, not including the separation of New SAIC, are immaterial for disclosure purposes.
Note 3—Acquisitions:
Plainfield Renewable Energy Holdings LLC
As described in Note 1, the Company became the primary beneficiary of Plainfield on October 11, 2013 which required the consolidation of the VIE. The Company also determined that Plainfield met the definition of a business and as such is gaining control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination.
The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the plant). The plant is scheduled to be completed by the end of calendar year 2013. Connecticut Light & Power will purchase approximately 80% of the power produced by the plant based on a 15-year off-take agreement, utilizing the plant's status as a renewable power source. In addition, there are fuel supply agreements with initial terms of 5 to 15 years and minimum purchase requirements either at prevailing market prices or a set price plus a CPI index.
The project was partially financed by the Company’s provision of extended payment terms for certain of its services performed on the project and, at the time of this transaction, the Company had a receivable of $138 million due from Plainfield. The remainder of the project was financed by Carlyle Group with two secured notes aggregating $148 million, which these notes were assumed by the Company as part of consensual foreclosure. See Note 7 - Financial Instruments, for further information.
At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. This value also contemplates a plant placed into service prior to December 31, 2013, which will allow the Company to apply for a 1603 Treasury Grant for approximately $70 million. The settlement of the project with PRE Holdings resulted in a $33 million loss which was recorded as bad debt expense in the Company's condensed consolidated statements of income. In addition, there is contingent

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consideration of approximately $5 million as of November 1, 2013 which is to be paid based on various milestones: $2 million based on the earlier of January 2014 or the completion of the collateral transfer and $3 million based on the successful sale of the plant.
The aggregate purchase consideration that the Company exchanged for PRE Holdings is as follows (in millions):

Forgiveness of accounts receivable (net of $33 million bad debt expense)	$105
Contingent consideration	6
Total preliminary purchase consideration	$111
The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Property, plant and equipment	$248
Other assets	8
Notes payable assumed (net of debt discount)	(148)
Total identifiable net assets acquired	108
Intangible assets	3
Total preliminary purchase consideration	$111
maxIT Healthcare Holdings, Inc.
In August 2012, the Company acquired 100% of the stock of maxIT Healthcare Holdings, Inc. (maxIT), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. The purchase price of $505 million consists of cash payments and accrued acquisition payments of $13 million. This acquisition expands the Company’s commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthens the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. This acquisition was in the Health and Engineering segment and the results of maxIT have been included in the financial statements since the acquisition date.
The fair values of the assets acquired and liabilities assumed at the date of acquisition, including subsequent adjustments, were as follows (in millions):

Cash	$9
Receivables	50
Other assets	24
Accounts payable, accrued liabilities and accrued payroll and employee benefits	(21)
Deferred tax liabilities, net	(24)
Total identifiable net assets acquired	38
Goodwill	395
Intangible assets	72
Total purchase price	$505
Note 4—Earnings Per Share (EPS):
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Basic EPS:
(Loss) income from continuing operations, as reported	$(9)	$55	$29	$165
Less: allocation of distributed and undistributed earnings to participating securities	—	—	(3)	(3)
(Loss) income from continuing operations, for computing basic EPS	$(9)	$55	$26	$162
Net income, as reported	$(3)	$112	$120	$339
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(7)
Net income, for computing basic EPS	$(3)	$110	$117	$332
Diluted EPS:
(Loss) income from continuing operations, as reported	(9)	55	29	165
Less: allocation of distributed and undistributed earnings to participating securities	—	—	(3)	(3)
(Loss) income from continuing operations, for computing diluted EPS	$(9)	$55	$26	$162
Net income, as reported	$(3)	$112	$120	$339
Less: allocation of distributed and undistributed earnings to participating securities	—	(2)	(3)	(7)
Net income, for computing diluted EPS	$(3)	$110	$117	$332

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented. The presentation gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Basic weighted average number of shares outstanding	84	83	84	83
Dilutive common share equivalents—stock options and other stock awards	—	—	—	—
Diluted weighted average number of shares outstanding	84	83	84	83

For the three months ended November 1, 2013, all outstanding common stock equivalents were excluded in the computation of diluted (loss) per share because their effect would have been anti-dilutive due to the net loss for the quarter. For the nine months ended November 1, 2013, the declared dividends exceeded current period earnings.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Therefore, we are in a loss position for computing diluted (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Stock options	5	5	5	5
Vesting stock awards	4	—	4	—

Note 5—Stock-Based Compensation:
Total Stock-Based Compensation. Total stock-based compensation expense for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Stock options	$4	$1	$9	$5
Vesting stock awards	10	13	35	37
Total stock-based compensation expense	$14	$14	$44	$42
New SAIC Separation Adjustments. As a result of the separation of New SAIC, effective September 27, 2013, all outstanding equity awards related to New SAIC employees were assumed by New SAIC. Also in connection with the separation, adjustments were made to the share amounts and exercise prices of all remaining outstanding Leidos stock options, and the share amounts for vesting stock awards and performance-based stock awards as of the Distribution Date such that the adjustments were generally made to preserve the aggregate intrinsic value at the distribution date pursuant to the terms of the stock based compensation plans under which they were issued. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the New SAIC shares, the conversion ratio applied to all outstanding equity awards at the distribution date was 1.4523. In addition, all outstanding equity awards reflected the Company’s one-for-four reverse stock split. Awards held by non-employee directors were modified so that the directors’ awards were bifurcated into awards in both companies in a manner intended to preserve the aggregate intrinsic value.
As a result of the separation adjustments, a modification was made on September 27, 2013 to Leidos and New SAIC stock options outstanding as of the distribution date by which additional stock-based compensation expense was recognized, as the fair value of the outstanding options immediately following the separation was greater than the fair value immediately prior to the separation. An increase of expense related to the modification of $3 million was recorded for awards that were fully vested on the modification date, and an additional $3 million of incremental fair value will be recorded in future periods for unvested awards that will continue to vest, resulting in a total additional stock compensation cost of $6 million with a weighted average modification fair value of $1.02 related to continuing Leidos stock options outstanding.

Under the terms of the Employee Matters Agreement, the performance period for certain performance-based stock awards was deemed completed as of the last fiscal quarter prior to the separation with the target shares prorated for the completed period earned based on actual performance as determined by the Company’s compensation committee. For the remaining target shares in the original award for which the performance period was not deemed completed, the performance condition was removed and the awards are subject to vesting based on continued

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

employment through the original performance period. These modifications resulted in approximately $1 million of incremental fair value to be expensed in future periods over the remaining vesting period.
The separation adjustments are reflected in the tables below.
Stock Options. Stock options granted during the nine months ended November 1, 2013 and October 31, 2012 have terms of seven years and a vesting period of four years based upon required service conditions, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.
In connection with the special cash dividend, anti-dilutive adjustments were made to all outstanding stock options on the dividend record date to preserve their value following the special cash dividend, as required by the Company’s 2006 Equity Incentive Plan. The modifications were made to reduce the exercise prices of the outstanding stock options and to increase the number of shares issuable upon the exercise of each option such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. To affect these modifications, on June 12, 2013, the Company increased the shares of stock subject to stock options by a factor of 1.0713, which is the ratio of the closing price of $59.48 on June 11, 2013, the last trading date prior to ex-dividend date, to the opening price of $55.52 on the ex-dividend date, June 12, 2013, and decreased the exercise price of each of the stock options by a factor of 0.9334, which is the ratio of the opening price on the ex-dividend date to the closing price on June 11, 2013. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. These adjustments are reflected in the “Special Dividend Adjustment” line in the stock option activity table below.
The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Nine Months Ended
	October 2013 Grants	2013 Grants Before Spin		October 31, 2012
Weighted average grant-date fair value**	$9.48	$6.96	**	$6.75	**
Expected term (in years)	5.0	5.0		5.0
Expected volatility	30.0%	25.0%		24.5%
Risk-free interest rate	1.4%	0.8%		1.0%
Dividend yield	2.8%	3.8%		3.7%
**Adjusted for additional awards granted for the $4.00 Special Dividend
 Stock option activity for the nine months ended November 1, 2013 was as follows:

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013	4.9	$67.24	3.0	$—
Options granted	1.4	54.86
Special dividend adjustments	0.4
Options forfeited or expired	(1.3)	71.80
Separation Adjustment	(1.9)	57.85
Outstanding at September 27, 2013	3.5	59.25	3.9	24.0
Exercisable at September 27, 2013	1.5	64.17	2.0	4.0

	Shares of stock under stock options		Weighted average exercise price		Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)				(in years)	(in millions)
Outstanding at September 28, 2013	4.9	**	$40.20	**	3.9	$24.0
Options granted	0.1		46.19
Options forfeited or expired	(0.1)		42.84
Outstanding at November 1, 2013	4.9		40.31		4.0	35.0
Exercisable at November 1, 2013	2.0		44.30		2.0	6.0
** Adjusted for Conversion Ratio of 1.4523
Vesting Stock Awards. Vesting stock award activity for the nine months ended November 1, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2013	3.1	$60.78
Awards granted	2.1	53.51
Awards forfeited	(0.4)	58.28
Awards vested	(0.9)	64.76
Separation Adjustment	(1.5)	57.04
Unvested stock awards at September 27, 2013	2.4	59.98

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Shares of stock under stock awards		Weighted average grant- date fair value
	(in millions)
Unvested stock awards at September 28, 2013	3.5	**	$42.98	**
Awards granted	0.4	*	33.44	*
Unvested stock awards at November 1, 2013	3.9		42.37
* Includes Modified Performance-Based Stock Awards
** Adjusted for Conversion Ratio of 1.4523
Vesting stock awards generally vest over a four-year vesting period, or seven for certain stock awards, based upon required service conditions and in some cases performance conditions. The fair value of vesting stock awards that vested during each of the nine months ended November 1, 2013 and October 31, 2012 was $57 million and $64 million, respectively.
Performance-Based Stock Awards. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. As discussed above in New SAIC Separation Adjustments, the performance period for certain performance-based stock awards was deemed completed as of the last fiscal quarter prior to the separation with the target shares prorated for the completed period earned. For all of the remaining target shares in the original award, the performance condition was removed and the awards are subject to vesting based on continued employment through the original performance period and reflected in the vesting stock awards table above. In the table below, the outstanding awards represent the awards whose performance conditions were completed in the last fiscal quarter prior to the separation and continue to vest over the original service period of the award. Performance-based stock award activity for the nine months ended November 1, 2013 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards		Weighted average grant-date fair value
	(in millions)
Outstanding at January 31, 2013	0.3		$52.96
Awards canceled	(0.2)	*	53.23	*
Outstanding at November 1, 2013	0.1	**	36.59	**
* Includes Modified Performance-Based Stock Awards
** Adjusted for Conversion Ratio of 1.4523

Note 6—Goodwill and Intangible Assets:

The changes in the carrying value of goodwill for Health and Engineering (HES) and National Security Solutions (NSS) were as follows:

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	HES	NSS	Total
	(in millions)
Goodwill at January 31, 2013	$985	$719	$1,704
Corporate reorganizations	(69)	69	—
Goodwill at November 1, 2013	$916	$788	$1,704
In the second and third quarter of fiscal 2014, the Company forecasted a significant decline in revenue and operating income related to the Health Solutions and Engineering reporting units within its HES reporting segment. The Company determined that this decline constituted a significant change in circumstances which could potentially reduce the fair value of the reporting units below their carrying value. As such, an interim goodwill impairment test was performed (see Note 1) and the Company determined that the estimated fair values of the Health Solutions and Engineering reporting units exceeded its book value and therefore no goodwill impairment charge was recorded.
There were no goodwill impairments during the nine months ended November 1, 2013 and October 31, 2012.
Intangible assets consisted of the following:

	November 1, 2013			January 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$116	$(64)	$52	$154	$(57)	$97
Software and technology	66	(35)	31	97	(30)	67
Other	4	(1)	3	1	(1)	—
Total finite-lived intangible assets	186	(100)	86	252	(88)	164
Indefinite-lived intangible assets:
In-process research and development	10	—	10	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	14	—	14	14	—	14
Total intangible assets	$200	$(100)	$100	$266	$(88)	$178
Amortization expense related to amortizable intangible assets was $8 million and $31 million for the three and nine months ended November 1, 2013, respectively, and $12 million and $30 million for the three and nine months ended October 31, 2012, respectively.
During the second quarter of fiscal 2014, the Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized an impairment loss within intangible asset impairment losses in the Company's condensed consolidated statements of income of $30 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).
During the three months ended November 1, 2013, the Company determined that certain customer relationship intangible assets associated with the acquisitions of Vitalize and maxIT in fiscal 2012 and 2013, respectively, were not recoverable due to lower projected revenue levels from the associated services and customers. As a result, the

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Health and Engineering reportable segment recognized an impairment loss within intangible asset impairment losses in the Company's condensed consolidated statements of income of $19 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).
During the three and nine months ended November 1, 2013, the Company recognized impairment losses for intangible assets of $19 million and $51 million, respectively, reported within intangible asset impairment losses in the Company's condensed consolidated statements of income. During the three and nine months ended October 31, 2012, the Company did not recognize any impairment losses for intangible assets.
The estimated annual amortization expense related to finite-lived intangible assets as of November 1, 2013 was as follows:

Fiscal Year Ending January 31
(in millions)
2014 (remainder of the fiscal year)	$6
2015	22
2016	20
2017	17
2018	11
2019 and thereafter	10
$86
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, dispositions, impairments, the outcome and timing of completion of in-process research and development projects (the assets of which will become amortizable upon completion and placement into service, or will be impaired if abandoned), adjustments to preliminary valuations of intangible assets and other factors.
Note 7—Financial Instruments:
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have maturities of three months or less, and bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of November 1, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company’s planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of November 1, 2013. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.
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
The Plainfield Renewable Energy Project is being financed through two secured notes aggregating $149 million, net of debt discount, provided by affiliates of the Carlyle Group (“Carlyle”). Leidos assumed in the acquisition of Plainfield a Note Purchase Agreement between Plainfield and Carlyle, consisting of two secured notes, a Construction Note and a Cash Grant Note in the amount of $81 million and $68 million, respectively, as of November 1, 2013. The Construction Note has a 17.5% stated interest rate, consisting of 8% paid in cash and the remainder is accrued over the term of the note and paid at maturity. The Cash Grant Note has a 17.5% stated interest rate, consisting of 6% paid in cash and the remainder is accrued over the term of the note and paid at maturity. Once the commercial operation date has occurred in February 2014, the Construction Note can be converted into term notes based upon conditions set forth in the Note Purchase Agreement. The Company was in compliance with its covenants as of November 1, 2013. A failure by the Company to meet these covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the notes.
On December 6, 2013, the Company entered into an Early Payoff Agreement (the "Agreement") between Plainfield and Carlyle, under which the Company agreed to pay off on December 16, 2013 its obligations under the Note Purchase Agreement to include principal and interest due under the Construction Note and Cash Grant Note, an additional interest payment as provided in Note Purchase Agreement and an early termination fee consisting of a make whole payment. In consideration of the early payment, the Agreement provided for a $6 million discount on the early termination fee and waived the covenants in Note Purchase Agreement. The Company will pay $149 million in principal, $10 million of interest, including the additional interest payment, and $6 million in an early termination fee, net of the discount, for a total amount of $165 million.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	November 1, 2013	January 31, 2013
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.5%	5.78%	296	296
Plainfield construction note, which matures February 2014	17.5%	17.5%	81	—
Plainfield cash grant note, which matures April 2014	17.5%	17.5%	68	—
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	39	2
Total notes payable and long-term debt			1,481	1,295
Less current portion			151	—
Total notes payable and long-term debt, net of current portion			$1,330	$1,295
Fair value of notes payable and long-term debt			$1,469	$1,390
The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs as defined by the accounting standard for fair value measurements).
The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of November 1, 2013.
Note 8—Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these condensed consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos’ amended and restated revolving credit facility maturing in fiscal 2018. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.5% notes and $250 million 7.13% notes.
Prior to the separation of New SAIC, Leidos fully and unconditionally guaranteed the obligations of New SAIC under its $700 million credit agreement dated June 27, 2013. However, upon completion of the separation transaction on September 27, 2013, the guarantee was released and the credit support surrounding the credit agreement was eliminated.
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of November 1, 2013, the related party note is a note receivable from Leidos Holdings, Inc. to Leidos, Inc. of $1.1 billion which changed from a note payable to Leidos Holdings, Inc. from Leidos, Inc. of $22 million as of January 31, 2013. This change in the related party note primarily represents the distribution of the assets and

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

liabilities of New SAIC of $722 million and the special cash dividend payment made by Leidos, Inc. of approximately $356 million.
Note 9—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss was as follows:

	November 1, 2013	January 31, 2013
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of November 1, 2013 and January 31, 2013	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of November 1, 2013 and January 31, 2013	(5)	(5)
Unrecognized net gain on defined benefit plan, net of taxes of $0 million as of November 1, 2013 and January 31, 2013	1	1
Total accumulated other comprehensive loss, net of taxes of $2 million as of November 1, 2013 and January 31, 2013	$(2)	$(2)

As of November 1, 2013, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) that will be amortized and recognized as interest expense during the next 12 months.
Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, loss on settled derivative instruments and gain on defined benefit plan for the three and nine months ended November 1, 2013, were not material. Reclassifications for foreign currency translation adjustments and loss on settled derivative instruments are recorded in other income, net, and reclassifications for gain on defined benefit plan is recorded in selling, general and administrative expenses.
Note 10—Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
Effective February 1, 2013, the Company realigned certain business operations among its segments and renamed three of its reportable segments as follows: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. In connection with the separation of New SAIC, discussed in Note 2, the Technical Services and Information Technology reportable segment was distributed to New SAIC and was included as part of the Company's discontinued operations.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the periods presented, with the prior year period recast to give effect to the above changes in reportable segments, was as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Revenues:
Health and Engineering	$408	$508	$1,380	$1,341
National Security Solutions	1,014	1,166	3,117	3,563
Corporate and Other	(1)	—	(8)	(1)
Intersegment elimination	(1)	(1)	(3)	(4)
Total revenues	$1,420	$1,673	$4,486	$4,899

Operating income (loss):
Health and Engineering	$(30)	$46	$2	$107
National Security Solutions	63	79	195	260
Corporate and Other	(40)	(25)	(128)	(53)
Total operating income	$(7)	$100	$69	$314
Note 11—Legal Proceedings:
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
Data Privacy Litigation
The Company is a defendant in a putative class action, In Re: Science Applications International Corporation (SAIC) Backup Tape Data Theft Litigation, a Multidistrict Litigation (MDL), in the U.S. District Court for the District of Columbia. The MDL action consolidates for pretrial proceedings the following seven individual putative class action lawsuits filed against the Company from October 2011 through March 2012: (1) Richardson, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (2) Arellano, et al. v. SAIC, Inc. in U.S. District Court for the Western

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

District of Texas; (3) Biggerman, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (4)Moskowitz, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (5) Palmer, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al., in U.S. District Court for the District of Columbia; (6) Losack, et al. v. SAIC, Inc. in U.S. District Court for the Southern District of California; and (7) Deatrick v. Science Applications International Corporation in U.S. District Court for the Northern District of California. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees and their families. The tapes contained personally identifiable and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and has offered one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.
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
The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint and all substantive briefing on the motion has concluded. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of November 1, 2013, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
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
The Company has also received three stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above). An independent committee of the Company’s board of directors reviewed two of the demands and the Company’s lead director has notified both stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters. The third demand is under review by the independent committee.
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying the Company's stock at an inflated price. On October 1, 2013, the district court dismissed many claims in the complaint with prejudice, granted the plaintiffs leave to amend some claims, and denied dismissal of limited claims. The Company intends to vigorously defend against these claims.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $53 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece until a hearing can be held on the Customer's annulment petition. A hearing on the Customer's nullification request is scheduled in Greece for April 2014 although the Company is continuing to pursue its enforcement action in U.S. District Court. The outcome of the Company's pending enforcement action is uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the nine months ended November 1, 2013 and October 31, 2012. As of November 1, 2013, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of November 1, 2013, the Company has $15 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $34 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of November 1, 2013, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded $26 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $22 million as of November 1, 2013, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Nuclear Regulatory Commission
The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

immaterial amount related to this matter as of November 1, 2013 based on its assessment of the likely outcome of this matter.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 12—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit which remains pending. No assurances can be given as to when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of November 1, 2013.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts. During the first nine months of fiscal 2014, the Company paid approximately $18 million to the government to settle various investigations and reviews, including investigations arising under the Civil False Claims Act.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.
The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million for net amounts to be refunded to customers for potential adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be proportioned between Leidos and New SAIC in accordance with the Distribution Agreement. As of November 1, 2013, the Company has recorded a liability of $29 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for fiscal years prior to and including fiscal 2009, with fiscal 2010 subject to examination. The Company also settled fiscal 2011 and 2012 as a result of the Company’s participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of the CAP, the Company and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Future and ongoing reviews could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
As of November 1, 2013, the Company had liabilities for uncertain tax positions of $16 million, $11 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $6 million of the Company’s uncertain tax positions, including $1 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of tax matters related to uncertain tax positions could result in a $3 million reduction in income tax expense during the third quarter of fiscal 2015.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $98 million as of November 1, 2013, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $140 million, principally related to performance and payment bonds on the Company’s contracts.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13—Subsequent Events:
On December 6, 2013, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of the Company’s outstanding common stock through one or more open market repurchases or privately negotiated transactions. This share repurchase authorization replaces the March 2012 share repurchase authorization.
On December 6, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.32 per share payable on January 30, 2014 to stockholders of record as of the close of business on January 15, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following combined discussion and analysis of Leidos Holdings, Inc.'s ("Leidos' ") and Leidos, Inc.’s financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related combined notes. As Leidos is a holding company and consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos, unless otherwise noted. Leidos, Inc.'s revenues and operating expenses comprise 100% of Leidos’ revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos’ assets, liabilities and operating cash flows. Therefore, the following discussion is applicable to both Leidos and Leidos, Inc., unless otherwise noted.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets, spending, the impact of competition and anticipated cost savings association with the separation. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Except with respect to “Results of Operations—Discontinued Operations” and “—Net Income,” and “—Diluted EPS,” all amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.
We use the terms “Company”, “we”, “us” and “our” to refer to Leidos, Leidos, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). For example, we refer to the fiscal year ending January 31, 2014 as “fiscal 2014.” Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks.
Overview
We deliver science and technology solutions primarily in the areas of national security, health, and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. We operate in the following segments: Health and Engineering and National Security Solutions.

Our National Security Solutions segment provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services and the U.S. Department of Homeland Security.  Our solutions deliver technology, large scale intelligence systems, data analytics, cyber solutions, and intelligence analysis and operations support to critical missions around the world.
Our Health and Engineering segment provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics and behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. We are also provide engineering services and solutions focused on solving energy, environmental and infrastructure challenges. These include solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Our business is focused on using deep domain knowledge to solve problems of vital importance to the nation and the world in the areas of national security, cybersecurity, energy and the environment, and health information technology. Our significant management initiatives include:

•
Achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•
Increasing the growth of our operating profits through improving the quality of our revenues and contract profitability, continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and

•
Disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value through internal growth initiatives, stock repurchases, dividends, strategic acquisitions and other uses as conditions warrant.

Key financial results during the three months ended November 1, 2013 include:

•
Revenues for the three months ended November 1, 2013 decreased 15% over the corresponding period in the prior year. Revenue contraction for the quarter would have been 14% without the negative impact of $21 million in revenues for the one less working day as compared to the third quarter of fiscal 2013. Revenue contraction was partially due to a decrease in our revenues from our National Security Solutions segment of $152 million due to the ramp down of certain contracts, drawdowns of overseas U.S. military and the reduction of the U.S. Government budget and sequestration. There was also a decrease in our revenues from our Health and Engineering segment of $100 million due to a decline in engineering services primarily related to energy design-build construction programs, as well as a decline in our health business driven by program completions, lower new program starts and hospital budgets that have experienced reductions in reimbursements from U.S. Government funding, including reductions in Medicare reimbursements which in turn impact hospital IT spending trends.

•
Operating loss from continuing operations for the three months ended November 1, 2013 was $7 million as compared to operating income from continuing operations of $100 million (6% as a percentage of revenues) for the corresponding period in the prior year. The decrease in operating income for the three months ended November 1, 2013, was primarily attributable to $43 million of bad debt expense primarily related to receivables for two energy design-build construction projects, $25 million of separation transaction and restructuring expenses, $19 million for an intangible asset impairment charge and $15 million related to the reduction in revenues.

•
Diluted loss per share from continuing operations for the three months ended November 1, 2013 was $0.11 as compared to diluted income per share from continuing operations of $0.66 in corresponding period in the prior year primarily due to the aforementioned operating income reductions which translated to a reduction in income from continuing operations of $64 million.

•
Cash and cash equivalents increased $352 million during the three months ended November 1, 2013, primarily due to a dividend received from New SAIC of $269 million, net of contribution paid, for the separation, cash flows provided by operations of $49 million and cash provided by discontinued operations of $52 million, partially offset by dividend payments of $28 million.

•
Net bookings (as defined in “Key Financial Metrics—Bookings and Backlog”) were approximately $2.4 billion for the three months ended November 1, 2013. Total backlog was $10 billion at November 1, 2013 as compared to $9 billion at August 2, 2013.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Separation Transaction
In accordance with a distribution agreement, on September 27, 2013 (the "Distribution Date"), Leidos completed the previously announced separation of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Application International Corporation (“New SAIC”) (formerly known as SAIC Gemini, Inc.). The separation was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record date. Prior to the Distribution Date, Leidos Holdings, Inc. was named SAIC, Inc. and Leidos, Inc. was named Science Applications International Corporation. The companies' names were changed as part of the separation, and New SAIC assumed the name Science Applications International Corporation. As a result of the separation, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial information are to our continuing operations, unless otherwise noted.

In connection with the separation transaction and in order to align our cost structure for post-separation, we took actions to reduce our real estate footprint by vacating facilities that are not necessary for our future requirements. We expect these actions will result in an aggregate of approximately $45 million in lease termination and facility consolidation costs over fiscal 2014, which is expected to generate annualized cost savings of approximately $30 million. During the first nine months of fiscal 2014, we incurred approximately $40 million of these lease termination and facility consolidation costs. In addition, during the first nine months of fiscal 2014, we incurred approximately $18 million of other separation transaction and restructuring expenses, besides the lease termination and facility consolidation costs discussed above, which included approximately $10 million of incremental severance costs related to organizational streamlining. We don't expect to incur significant additional other separation transaction and restructuring expenses through the remainder of fiscal 2014.
Discontinued Operations
From time to time, we may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
Fiscal Year 2014 Dispositions
In addition to the separation of New SAIC discussed above, during the three months ended November 1, 2013, in order to better align our business portfolio with our strategy, we sold a certain component of our business resulting in an insignificant gain, which were historically included in our National Security Solutions segment, focused on machine language translation.
During the three months ended August 2, 2013, we committed to plans to dispose of certain components of our business, which were historically included in our National Security Solutions segment, primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.
Fiscal Year 2013 Dispositions
We sold certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

The operating results of our discontinued operations discussed above for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Revenues	$599	$1,214	$2,715	$3,618
Costs and expenses:
Cost of revenues	539	1,091	2,455	3,259
Selling, general and administrative expenses	19	18	47	65
Separation transaction and restructuring expenses	20	11	55	15
Operating income	$21	$94	$158	$279
Income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.
Business Environment and Trends
U.S. Government Markets
For the nine months ended November 1, 2013, we generated approximately 77% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 67% of our total revenues for the nine months ended November 1, 2013. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. As an example, we expect to see a reduction in revenue of approximately $235 million from fiscal 2013 to fiscal 2014 on our contract to provide logistics services for tactical mine resistant ambush protected vehicles largely as a result of the drawdown of forces in the Middle East.
While we believe that national security spending will continue to be a priority, U.S. Government budget deficits and the national debt has created increasing pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 9 years has been reduced and there may be further reductions. The Budget Control Act of 2011 increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over 10 years. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over nine years, which began to be implemented in the U.S. Government fiscal year ended September 30, 2013 (GFY13).  Those cuts have now been finalized, are being implemented, and will result in continued reductions to government outlays in GFY14.  The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts and caused delays in other government contracting actions. In addition, automatic spending cuts (sequestration) could be implemented starting on January 15, 2014, causing further delays in contract awards and continued fiscal uncertainty.  GFY14, which began on October 1, 2013, started with a partial U.S. Government shutdown. On October 16, 2013, the U.S. Congress passed a continuing resolution to fund government operations through January 2014, at which time the government could shutdown adversely impacting our business. All agencies and departments are funded under a continuing resolution with standard restrictions, including no new program starts and no program increases beyond current service levels, which could adversely impact our future revenues and growth prospects. We continue to evaluate the impact of budget cuts and sequestration on our business. The amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects in those markets.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Commercial and International Markets
Sales to our customers in commercial and international markets are dependent on U.S. and global economic conditions, which continue to experience economic and fiscal challenges, including slow GDP growth and collateral impacts from reduced government spending. These economic and fiscal challenges could adversely impact our operations, future revenues and growth prospects in those markets.
Reportable Segments
Effective February 1, 2013, we realigned certain business operations among our segments and renamed three of our reportable segments as follows: Health and Engineering (HES); National Security Solutions (NSS); Technical Services and Information Technology; and Corporate and Other. In connection with the separation of New SAIC on September 27, 2013, the Technical Services and Information Technology reportable segment was distributed to New SAIC and was included as part of our discontinued operations. The prior periods presented were recasted to give effect to these changes in our reportable segments. For additional information regarding our reportable segments, see Note 10 of the combined notes to the condensed consolidated financial statements for the three and nine months ended November 1, 2013 contained in this Quarterly Report on Form 10-Q, and “Business” in Part I and Note 15 of the combined notes to consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
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
Bookings and Backlog. We received net bookings worth an estimated $2.4 billion and $4.3 billion during the three and nine months ended November 1, 2013, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	November 1, 2013	August 2, 2013	May 3, 2013	January 31, 2013
	(in millions)
Health and Engineering:
Funded backlog	$1,040	$996	$1,094	$1,295
Negotiated unfunded backlog	816	669	664	676
Total Health and Engineering backlog	$1,856	$1,665	$1,758	$1,971
National Security Solutions:
Funded backlog	$1,958	$1,900	$1,877	$2,119
Negotiated unfunded backlog	6,166	5,442	5,737	6,037
Total National Security Solutions backlog	$8,124	$7,342	$7,614	$8,156
Total:
Funded backlog	$2,998	$2,896	$2,971	$3,414
Negotiated unfunded backlog	6,982	6,111	6,401	6,713
Total backlog	$9,980	$9,007	$9,372	$10,127
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

	Nine Months Ended
	November 1, 2013	October 31, 2012
Cost-reimbursement	47%	45%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	27	29
Firm-fixed price (FFP)	26	26
Total	100%	100%

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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

	Three Months Ended			Nine Months Ended
	November 1, 2013	Percent change	October 31 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Labor-related revenues	$867	(17)%	$1,049	$2,763	(8)%	$3,014
As a percentage of revenues	61%		63%	62%		62%
M&S revenues	553	(11)%	624	1,723	(9)%	1,885
As a percentage of revenues	39%		37%	38%		38%
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended			Nine Months Ended
	November 1, 2013	Percent change	October 31, 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Revenues	$1,420	(15)%	$1,673	$4,486	(8)%	$4,899
Cost of revenues	1,224	(15)%	1,434	3,903	(7)%	4,218
Selling, general and administrative expenses:
General and administrative	88	(10)%	98	264	15%	229
Bid and proposal	13	(48)%	25	54	(41)%	92
Internal research and development	15	(6)%	16	42	(9)%	46
Bad debt expense	43	—	—	45	—	—
Intangible asset impairment losses	19	—	—	51	—	—
Separation transaction and restructuring expenses	25	—	—	58	—	—
Operating (loss) income	(7)	(107)%	100	69	(78)%	314
Operating (loss) income margin	—		6%	2%		6%
Non-operating expense, net	(14)		(17)	(41)		(60)
(Loss) income from continuing operations before income taxes	(21)	(125)%	83	28	(89)%	254
Income tax benefit (expense)	12	(143)%	(28)	1	(101)%	(89)
(Loss) income from continuing operations	(9)	(116)%	55	29	(82)%	165
Income from discontinued operations, net of tax	6		57	91		174
Net income	$(3)	(103)%	$112	$120	(65)%	$339
We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in a decrease to operating income of $1 million ($0.01 per diluted share) and $29 million ($0.22 per diluted share) for the three and nine months ended November 1, 2013, respectively, and an increase to operating income by $3 million ($0.03 per diluted share) for the three months ended October 31, 2012 and an increase to operating income by $2 million ($0.01 per diluted share) for the nine months ended October 31, 2012.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Goodwill Interim Impairment Evaluation. In the third quarter of fiscal 2014, we forecasted a significant decline in revenue and operating income related to our Health Solutions and Engineering reporting units within our Health and Engineering reporting segment. We determined that this decline constituted a significant change in circumstances which could potentially reduce the fair value of the reporting unit below its carrying value. As such, an interim goodwill impairment test was performed and we determined that the estimated fair value of the Engineering reporting unit substantially exceeded its book value for the quarter tested and for the Health Solutions reporting unit, the estimated fair value exceeded its book value by approximately 20% for the third quarter of fiscal 2013. Based on these results, no goodwill impairment charge was recorded. We used two methodologies to determine the estimated fair value of the Health Solutions reporting unit, a market approach and an income based. Each model is based upon certain key assumptions that requires the exercise of significant judgment including judgments for the use of appropriate financial projections, discount rates and weighted average cost of capital as well as using available market data. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges in the commercial healthcare industry, compounded by lower levels of Medicare reimbursements which in turn impact hospital IT spending. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, could negatively affect the key assumptions used to determine fair value.
Reportable Segment Results. Effective February 1, 2013, we realigned certain business operations among our reportable segments as follows: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. In connection with the separation of New SAIC, the Technical Services and Information Technology reportable segment was distributed to New SAIC and was included as part of our discontinued operations. Prior year amounts have been recast for consistency with the current year’s presentation.
The following table summarizes changes in Health and Engineering revenues and operating income for the periods presented:

	Three Months Ended			Nine Months Ended
Health and Engineering	November 1, 2013	Percent change	October 31, 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Revenues	$408	(20)%	$508	$1,380	3%	$1,341
Operating (loss) income	$(30)	(165)%	$46	$2	(98)%	$107
Operating (loss) income margin	(7)%		9%	—		8%
Health and Engineering revenues decreased $100 million, or (20)%, for the three months ended November 1, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 19% without the negative impact of one less working day as compared to the prior year period ($5 million). Revenue contraction reflects a decline in our health business driven by program completions, lower new program starts and hospital budgets that have experienced reductions in Medicare reimbursements which in turn impact hospital IT spending trends ($40 million). There was also a decline in engineering services primarily related to energy design-build construction programs nearing completion ($44 million) and declines in timing of unit deliveries and related maintenance of our non-intrusive inspection engineering products ($11 million).
Health and Engineering revenues increased $39 million, or 3%, for the nine months ended November 1, 2013 as compared to the corresponding period in the prior year. This increase was driven by revenues from the August 2012 acquisition of maxIT, a provider of healthcare IT consulting services to commercial clients. Internal revenue contracted 7% compared to the corresponding prior year period. Internal revenue contraction reflects a decline in our health business driven by program completions, lower new program starts and hospital budgets that have experienced reductions in Medicare reimbursements which in turn impact hospital IT spending trends ($83 million). There was also lower volume in engineering services for U.S. Government customers ($35 million), partially offset

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

by increased unit deliveries and related maintenance of our non-intrusive inspection engineering products ($17 million).
Health and Engineering operating income decreased $76 million, or 165%, for the three months ended November 1, 2013 as compared to the corresponding period in the prior year. The decrease was primarily attributable to bad debt expense for certain receivables related to two energy design-build construction projects ($42 million), an impairment of intangible assets acquired in connection with the fiscal year 2012 and 2013 acquisitions of Vitalize Consulting Solutions, Inc. (Vitalize) and maxIT, providers of clinical, business and information technology services to healthcare enterprises, respectively ($19 million), and lower revenues ($9 million).
Health and Engineering operating income decreased $105 million, or 98%, for the nine months ended November 1, 2013 as compared to the corresponding period in the prior year. The decrease was primarily attributable to bad debt expense for certain receivables related to two energy design-build construction projects ($42 million), an impairment of intangible assets acquired from the fiscal 2011 acquisition of Reveal Imaging Technologies ($30 million), a provider of threat detection products and services, and an impairment of intangible assets acquired in connection with the fiscal year 2012 and 2013 acquisitions of Vitalize and maxIT ($19 million). There was also lower operating income from the commercial health business primarily due to lower margins coupled with an increase in intangible asset amortization expense ($6 million) and an increase in net unfavorable change in contract estimates ($3 million) primarily related to increased expenses associated with a completion estimate for a power plant construction fixed price project.
The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended			Nine Months Ended
National Security Solutions	November 1, 2013	Percent change	October 31, 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Revenues	$1,014	(13)%	$1,166	$3,117	(13)%	$3,563
Operating income	63	(20)%	79	195	(25)%	260
Operating income margin	6%		7%	6%		7%
National Security Solutions revenues decreased $152 million, or 13%, all of which was internal revenue contraction, for the three months ended November 1, 2013 as compared to the corresponding period in the prior year. Revenue contraction would have been 12% without the negative impact of one less working day as compared to the prior year period ($16 million). Revenue contraction was primarily attributable to the ramp down of the JLI program for tactical and mine resistant ambush protected vehicles ($74 million) and the completion of several intelligence contracts ($41 million), with the remainder of the decline driven by the reduction of the U.S. Government budget resulting from sequestration and drawdowns of overseas U.S. military forces. The declines were partially offset by increased revenues related to several new intelligence analysis contracts for classified customers ($73 million) and two new intelligence information processing, exploitation, and dissemination contracts ($15 million).
National Security Solutions revenues decreased $446 million, or 13%, all of which was internal revenue contraction, for the nine months ended November 1, 2013 as compared to the corresponding period in the prior year.  Revenue contraction was primarily attributable to the ramp down of the JLI program for tactical and mine resistant ambush protected vehicles ($213 million) and the completion of several intelligence contracts ($116 million), with the remainder of the decline driven by the reduction of the U.S. Government budget resulting from sequestration and drawdowns of overseas U.S. military forces. The declines were partially offset by increased revenues related to several new intelligence analysis contracts for classified customers ($204 million) and two new intelligence information processing, exploitation, and dissemination contracts ($59 million).

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

National Security Solutions operating income decreased $16 million, or 20%, for the three months ended November 1, 2013 as compared to the corresponding period in the prior year. This decrease was primarily attributable to lower revenues ($10 million) and additional direct costs for work assumed to be at risk ($3M).
National Security Solutions operating income decreased $65 million, or 25%, for the nine months ended November 1, 2013 as compared to the corresponding period in the prior year. This decrease was primarily attributable to lower revenues ($33 million), net unfavorable change in contract estimates ($17 million) which is primarily attributable to increased expenses on two international fixed price development programs for the nine months ended November 1, 2013 as compared to the prior year which had a net favorable change in contract estimates ($11 million), and intangible asset impairment charges ($4 million).
The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended		Nine Months Ended
Corporate and Other	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Operating loss	$(40)	$(25)	$(128)	$(53)
Corporate and Other operating loss for the three and nine months ended November 1, 2013 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $15 million and $75 million for the three and nine months ended November 1, 2013, respectively, as compared to the corresponding periods of the prior year. The primary drivers of the increase include the planned separation transaction and restructuring costs ($25 million and $58 million, respectively) and costs to establish infrastructures for Leidos and New SAIC as separate stand alone companies ($11 million and $32 million, respectively), partially offset by costs allocated to HES and NSS ($9 million and $9 million, respectively) as well as a reduction of other unallocable corporate costs.
Non-Operating Expense. Non-operating expense for the three months ended November 1, 2013 decreased $3 million as compared to the corresponding period of the prior year.
Non-operating expense for the nine months ended November 1, 2013 decreased $19 million as compared to the corresponding period of the prior year. This decrease was primarily attributable to a decrease in interest expense of $14 million, primarily due to the payment of $550 million in July 2012 to settle the 6.25% notes at maturity.
Interest expense for Leidos, Inc. increased $1 million and decreased $14 million for the three and nine months ended November 1, 2013, respectively, as compared to the corresponding periods of the prior year. The decrease for the nine months ending November 1, 2013 reflects a decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. There was not a material change in interest expense related to Leidos, Inc.’s note with Leidos. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Provision for Income Taxes.
We recorded an income tax benefit from continuing operations of $12 million for the three months ended November 1, 2013, resulting in a negative effective tax rate, compared to an income tax expense of $28 million for the corresponding period in the prior year, resulting in an effective tax rate of 33.7%. The decrease is primarily due to lower earnings in fiscal 2014. The income tax benefit for the three months ended November 1, 2013 includes the tax deductibility of the special dividend, which was declared during the three months ended May 3, 2013, on shares held by the Leidos Retirement Plan (an employee stock ownership plan), the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013 and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of approximately $7 million income tax benefit to continuing operations partially offset by a decrease in the domestic manufacturer's deduction.
We recorded an income tax benefit from continuing operations of $1 million for the nine months ended November 1, 2013, resulting in a negative effective tax rate, compared to an income tax expense of $89 million for the corresponding period in the prior year, resulting in an effective tax rate of 35.0%. The decrease is primarily due to lower earnings in fiscal 2014, the tax deductibility of the special dividend, which was declared during the three months ended May 3, 2013, on shares held by the Leidos Retirement Plan (an employee stock ownership plan), the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013 and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of approximately $7 million income tax benefit to continuing operations partially offset by the estimated non-deductible portion of settlement of legal and regulatory matters and a decrease in the domestic manufacturer's deduction.
We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for fiscal years prior to and including fiscal 2009 with fiscal 2010 subject to examination. We also settled fiscal 2011 and 2012 as a result of our participation in the IRS Compliance Assurance Process (CAP) beginning in fiscal 2011. As part of CAP, we endeavor to agree with the IRS on the treatment of all tax positions prior to the filing of the tax return, thereby greatly reducing the period of time between return submission and settlement with the IRS.
As of November 1, 2013, we had liabilities for uncertain tax positions of $16 million, $11 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in a $6 million reduction in our uncertain tax positions and a $3 million reduction in income tax expense during the third quarter of fiscal 2015.
Diluted (Loss) Earnings per Share. Diluted (loss) earnings per share from continuing operations decreased $0.77 per share to $(0.11) per share for the three months ended November 1, 2013 as compared to the corresponding period in the prior year primarily due to a decrease in income from continuing operations and an increase of 1 million, or 1%, in the diluted weighted average number of shares outstanding.
Diluted (Loss) Earnings per Share. Diluted (loss) earnings from continuing operations decreased $1.64 per share to $0.31 per share for the nine months ended November 1, 2013 as compared to the same period in the prior year primarily due to a decrease in income from continuing operations and an increase of 1 million, or 1%, in the diluted weighted average number of shares outstanding.

Liquidity and Capital Resources
We had $814 million in cash and cash equivalents at November 1, 2013, which were primarily comprised of investments held in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have maturities of three months or less, and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in fiscal 2018 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends, repayment of outstanding note commitments in connection with the Plainfield Renewable Energy Project and acquisitions of businesses. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Historical Trends
Cash and cash equivalents was $814 million and $735 million at November 1, 2013 and January 31, 2013, respectively. The following table summarizes cash flow information for the periods presented:

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Cash provided by (used in) operating activities of continuing operations	$78	$(151)
Cash provided by (used in) investing activities of continuing operations	312	(506)
Cash used in financing activities of continuing operations	(419)	(680)
Cash provided by operating activities of discontinued operations	125	285
Cash used in investing activities of discontinued operations	(17)	(6)
Cash used in financing activities of discontinued operations	—	(3)
Total increase (decrease) in cash and cash equivalents	$79	$(1,061)
Cash Provided by (Used in) Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $229 million for the nine months ended November 1, 2013 as compared to the corresponding period in the prior year. The increase was primarily due to less cash used of $274 million for changes in operating assets and liabilities primarily due to the $500 million cash settlement payment related to the CityTime Program (see Note 11 of the combined notes to the consolidated financial statements) for the nine months ended October 31, 2012 partially offset by an increase in the average time to collect accounts receivable as a result of a slowdown in payments from the U.S. Government impacted by the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors, our system shutdown to effect the spin-off of New SAIC which caused delays in our customer invoicing, and our name change which was further impacted by the U.S. Government shutdown in October 2013. Days sales outstanding were 74 days for the three months ended November 1, 2013 compared to 64 days for the corresponding period in the prior year. There were also more non-cash expenses of $91 million primarily due the intangible impairment losses of $51 million and bad debt expense of $45 million. These increases were partially offset by lower income from continuing operations of $136 million.
Cash Provided by (Used in) Investing Activities of Continuing Operations. Cash flows provided by investing activities of continuing operations increased $818 million during the nine months ended November 1, 2013, which included a $295 million dividend from New SAIC, proceeds of $65 million from the sale of facilities, $12 million of proceeds from the sale of cost method investments, partially offset by a $26 million capital contribution to New SAIC. We used $506 million of cash in support of investing activities of continuing operations during the nine months ended October 31, 2012, including $478 million to acquire a business and $31 million to purchase property, plant and equipment.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Cash Used in Financing Activities of Continuing Operations. We used $419 million of cash in support of financing activities of continuing operations during the nine months ended November 1, 2013, including the payment of dividends of $452 million and $17 million to repurchase shares of our stock related to employee benefit compensation plans, offset by consideration received of $38 million related to the real estate financing transaction. New SAIC received proceeds from the issuance of debt of $500 million, prior to the separation, and retained the debt obligation after separation. We used $680 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2012, including the payment of $550 million to settle notes payable at maturity on July 2, 2012, payment of dividends of $124 million and $21 million to repurchase shares of our stock related to employee benefit compensation plans.
Cash Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations decreased $160 million for the nine months ended November 1, 2013, due to a decrease in net income of $83 million, a $17 million tax settlement on the gain from the sale of certain components of our business in fiscal 2013, and an increase in payments for separation transaction costs.
Cash Used in Investing Activities of Discontinued Operations. Cash flows used in investing activities of discontinued operations were $17 million for the nine months ended November 1, 2013, which included $17 million for the purchase of property, plant, and equipment.
Cash Used in Financing Activities of Discontinued Operations. Cash flows used in financing activities of discontinued operations were $3 million for the nine months ended October 31, 2012, from repayments of debt.
Leidos, Inc.’s Cash Flows. Any differences in cash flows from operating activities for Leidos, Inc. as compared to Leidos are primarily attributable to changes in interest payments (which reduce cash flow from operating activities of Leidos, Inc.) made by Leidos, Inc. on its note to Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos).
Leidos, Inc. used cash in financing activities of $392 million during the nine months ended November 1, 2013, including repayments on its related party note with Leidos of $442 million partially offset by proceeds from the related party note with Leidos of $11 million and consideration received of $38 million related to the real estate financing transaction. Leidos, Inc. used cash in financing activities of $880 million during the nine months ended October 31, 2012, including $550 million to settle notes payable at maturity on July 2, 2012 and repayments on the related party note with Leidos of $369 million, partially offset by proceeds from the related party note with Leidos of $40 million.
Special Cash Dividend
In March 2013, Leidos’ board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013. See Part I, Note 5 of the combined notes to condensed consolidated financial statements for further information regarding the modifications made to our outstanding stock options resulting from the special cash dividend.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Outstanding Indebtedness
Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	November 1, 2013	January 31, 2013
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.5%	5.78%	296	296
Plainfield construction note, which matures February 2014	17.5%	17.5%	81	—
Plainfield cash grant note, which matures April 2014	17.5%	17.5%	68	—
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	39	2
Total notes payable and long-term debt			1,481	1,295
Less current portion			151	—
Total notes payable and long-term debt, net of current portion			$1,330	$1,295
Fair value of notes payable and long-term debt			$1,469	$1,390
These notes contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of November 1, 2013.
The Plainfield Renewable Energy Project is being financed through two secured notes aggregating $149 million provided by affiliates of the Carlyle Group (“Carlyle”). In the acquisition of Plainfield, Leidos assumed a Note Purchase Agreement between Plainfield and Carlyle, consisting of two secured notes, a Construction Note and a Cash Grant Note in the amount of $81 million and $68 million, respectively, as of November 1, 2013. The Construction Note has a 17.5% stated interest rate, consisting of 8% paid in cash and the remainder is accrued over the term of the note and paid at maturity. The Cash Grant Note has a 17.5% stated interest rate, consisting of 6% paid in cash and the remainder is accrued over the term of the note and paid at maturity. Once the commercial operation date of the plant has occurred in February 2014, the Construction Note can be converted into term notes based upon conditions set forth in the Note Purchase Agreement. The Company was in compliance with its covenants as of November 1, 2013. A failure by the Company to meet these covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the notes.
On December 6, 2013, we entered an Early Payoff Agreement (the "Agreement") between Plainfield and Carlyle, under which we agreed to pay off on December 16, 2013 our obligations under the Note Purchase Agreement to include principal and interest due under the Construction Note and Cash Grant Note, an additional interest payment as provided in Note Purchase Agreement and an early termination fee consisting of a make whole payment. In consideration of the early payment, the Agreement provided for a $6 million discount on the early termination fee and waived the covenants in Note Purchase Agreement. We will pay $149 million in principal, $10M of interest, including the additional interest payment, and $6 million in an early termination fee, net of the discount, for a total amount of $165 million.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Credit Facility. Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017. As of November 1, 2013 and January 31, 2013, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with our planned separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of November 1, 2013. A failure by us to meet these financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in Note 12 of the combined notes to the condensed consolidated financial statements for the three months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 11 and 12 of the combined notes to the condensed consolidated financial statements for the three months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q.
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
We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended November 1, 2013.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Internal revenue contraction percentages for the three and nine months ended November 1, 2013 were calculated as follows:

	Three Months Ended	Nine Months Ended
	November 1, 2013	November 1, 2013
	(dollars in millions)
Health and Engineering:
Prior year period’s revenues, as reported	$508	$1,341
Revenues of acquired businesses for the comparable prior year period	10	145
Prior year period’s revenues, as adjusted	$518	$1,486
Current year period’s revenues, as reported	408	1,380
Internal revenue contraction	$(110)	$(106)
Internal revenue contraction percentage	(21)%	(7)%

National Security Solutions:
Prior year period’s revenues, as reported	$1,166	$3,563
Revenues of acquired businesses for the comparable prior year period	—	—
Prior year period’s revenues, as adjusted	$1,166	$3,563
Current year period’s revenues, as reported	1,014	3,117
Internal revenue contraction	$(152)	$(446)
Internal revenue contraction percentage	(13)%	(13)%

Total*:
Prior year period’s revenues, as reported	$1,673	$4,899
Revenues of acquired businesses for the comparable prior year period	10	145
Prior year period’s revenues, as adjusted	$1,683	$5,044
Current year period’s revenues, as reported	1,420	4,486
Internal revenue contraction	$(263)	$(558)
Internal revenue contraction percentage	(16)%	(11)%
*Total revenues include amounts related to Corporate and Other and intersegment eliminations.
Effects of Inflation
Approximately 47% of our revenues are derived from cost-reimbursement type contracts, which are not subject to the impacts of inflation. Contracts for long-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. Consequently, revenues and costs have generally both been impacted similarly by inflation. As a result, net income as a percentage of total revenues has not been significantly impacted by inflation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended November 1, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of November 1, 2013, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 11 of the combined notes to condensed consolidated financial statements for the three months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 11, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 12, “Commitments and Contingencies—Government Investigations and Reviews,” of the combined notes to condensed consolidated financial statements for the three months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Except for the risk factors described below, there were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.
We have recently gained ownership of a biomass-powered generating facility in Plainfield, Connecticut. Our lack of experience in owning and operating such a facility, as well as the risks and uncertainties associated with the renewable energy industry, may adversely affect the profitability of the facility and our ability to recover our investment.
On October 11, 2013, Leidos Renewable Energy, LLC, an indirect wholly owned subsidiary of Leidos, entered into a consensual foreclosure agreement with Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC pursuant to which, on November 25, 2013, we became the sole owner of a 37.5 (net) megawatt biomass-powered generating facility located in Plainfield, Connecticut. The plant is newly-constructed and expected to commence commercial operations in December 2013.  We have no experience owning and operating a power plant, which may impair our ability to do so effectively and profitably.  Our ability to optimize the value of the plant and achieve a return on our investment is dependent upon our ability to maintain and manage the plant’s feedstock supply, reliably operate the facility at or near full generating capacity, and to finalize off-take arrangements for the remaining power capacity that is not currently committed to purchasers. The operation of a biomass-powered generating facility is subject to other risks and uncertainties, including compliance with regulations and permitting related to owning and operating such a facility, equipment failures or other external factors that could reduce the availability of the facility, and changes in legislation relating to renewable energy plants.
Our spin-off of New SAIC subjects us to risk relating to joint performance on government contracts that could negatively affect our results of operations and diminish our competitive position.
On September 27, 2013, we completed the separation of our technical, engineering and enterprise information technology services business as an independent, publicly traded company named Science Applications International Corporation (“New SAIC,” formerly known as SAIC Gemini, Inc.) through a spin-off transaction.  In connection with the separation, we agreed to novate to New SAIC those customer contracts and contract vehicles that relate primarily to the New SAIC business, including certain contract vehicles involving existing or potential task orders, delivery orders and other work that we are performing or would seek to perform in the future.  If we are unable to access to these contract vehicles through commercial arrangements with New SAIC or another prime contractor, or to transition this work to an alternative contract vehicle on a timely basis, our revenues would be negatively affected.  In addition, we expect to enter commercial arrangements for New SAIC to perform tasks on certain contracts that we retained in the separation.  If we engage New SAIC as a subcontractor, our ability to achieve the small business subcontracting goals established by our government customers may be impaired, which could diminish our competitive position on future contract proposals.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company
In March 2012, our board of directors authorized a stock repurchase program under which we may repurchase up to 10 million shares of Leidos common stock (the 2012 Repurchase Program). Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements.
The following table presents repurchases of Leidos common stock during the quarter ended November 1, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
August 3, 2013 - August 31, 2013	1,096	$62.15	—	10,000,000
September 1, 2013 - September 30, 2013	16,312	56.66	—	10,000,000
October 1, 2013 - October 31, 2013	843	46.76	—	10,000,000
Total	18,251	56.53	—

(1)	Includes shares purchased as follows:

	August	September	October	November
Upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards	1,096	16,312	843	—

(2)
The 2012 Repurchase Program, publicly announced in March 2012, authorized the repurchase up to 10 million shares of Leidos common stock. In December 2013, the Company’s board of directors terminated the 2012 Repurchase Program and authorized a new program for the repurchase of up to 20 million shares of Leidos common stock, which was publicly announced in December 2013.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1	Distribution Agreement dated September 25, 2013. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.4	Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.1	Employee Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.2	Tax Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.3	Transition Services Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.4	Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 10, 2013

Leidos Holdings, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: December 10, 2013

Leidos, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1	Distribution Agreement dated September 25, 2013. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.4	Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.1	Employee Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.2	Tax Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.3	Transition Services Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.4	Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.