Form 10-K
period 2014-01-31
Leidos Holdings, Inc.; Leidos, Inc.
filed 2014-03-27
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
__________________________________________________________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or jurisdiction of Incorporation	I.R.S. Employer Identification No.
001-33072	Leidos Holdings, Inc.	Delaware	20-3562868
11951 Freedom Drive, Reston, Virginia 20190
(571) 526-6000
000-12771	Leidos, Inc.	Delaware	95-3630868
11951 Freedom Drive, Reston, Virginia 20190
(571) 526-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Leidos Holdings, Inc. Common Stock, Par Value $.0001 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________________________

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
Leidos Holdings, Inc.    Yes ☒    No ☐
Leidos, Inc.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Leidos Holdings, Inc.    Yes ☐    No ☒
Leidos, Inc.    Yes ☐    No ☒
As of August 2, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter and prior to the separation transaction described herein, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $5,324,836,935.
The number of shares issued and outstanding of each registrant’s classes of common stock as of March 18, 2014 was as follows:

Leidos Holdings, Inc.	79,070,415 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Explanatory Note
This Annual Report on Form 10-K is a combined report being filed by Leidos Holdings, Inc. (“Leidos”) and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with combined notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to Leidos Holdings, Inc., Leidos, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2014 as “fiscal 2014”.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
FORM 10-K

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. (Leidos), formerly known as SAIC, Inc., is a holding company. Its principal operating company, Leidos, Inc. (formerly known as Science Applications International Corporation) was formed in 1969 by a small group of scientists led by physicist Dr. Robert Beyster. Since our founding 45 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of national concern.
Leidos is an applied technology company delivering solutions and services that leverage the power of data analytics, systems integration, and cybersecurity across three markets: national security, health, and engineering. Our services are provided to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. By leveraging our expertise in multiple disciplines and using advanced analytics, we work to securely deliver solutions that not only meet our customers’ current goals, but to support their future endeavors. With a focus on delivering mission-critical solutions, we generate over 78% of our total revenues from U.S. government contracts. A majority of that work supports the U.S. intelligence community.
On September 27, 2013, Leidos completed the spin-off of our technical services and enterprise information technology services business into an independent, publicly traded company. As part of the spin-off, we changed our name to Leidos, and the spin-off company assumed the name Science Applications International Corporation (referred to herein as “New SAIC”). The spin-off was designed to allow us to expand the addressable market for our offerings that were previously constrained by regulations governing organizational conflicts of interest, which generally prohibit companies from selling products to the U.S. Government under a particular program if the company also provides certain services under the same program. In addition, the discrete services business that is now part of New SAIC had different financial and operational requirements than our other business, and the spin-off allows us to better focus management’s attention on our core businesses. As a result of the spin-off, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are our continuing operations, unless otherwise noted. Immediately following the spin-off, Leidos effectuated a one-for-four reverse stock split of its shares of common stock. Each reference to the number of shares outstanding or per share amounts has been adjusted to reflect the reverse stock split for all periods presented.
For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We use the terms “Company,” “we,” “us,” and “our” to refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2013 as “fiscal 2013”.
Our Business Segments
Our business is aligned into three reportable segments: Health and Engineering (HES); National Security Solutions (NSS); and Corporate and Other. While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets, we provide a wide array of scientific, engineering, and technical services and solutions across these reportable segments.

Leidos Holdings, Inc. Annual Report 1

PART I

Health and Engineering
Our Health and Engineering businesses are using our knowledge and experience in technology and innovation. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries. Health and Engineering represented 30%, 28% and 28% of total revenues for fiscal 2014, 2013, and 2012, respectively.
Our Health business provides services and solutions to commercial hospitals and the Department of Defense as well as conducting research and development for U.S. Government and Commercial enterprises in the life sciences field. Our healthcare business is focused on improving the overall availability and quality of data and services that ultimately improves the quality of care while lowering cost for our customers.

•
Commercial Health - We implement and optimize Electronic Health Record (EHR) systems at commercial hospitals. In addition, we provide consulting services and operational support focused on high-level initiatives including health care legislation for Meaningful Use and ICD-10 transition, IT strategy, revenue cycle management, accountable care transformation, risk management, technology infrastructure, and project management. Our teams are staffed with clinical subject matter experts who draw upon their deep experienced and knowledge of healthcare and IT systems. In this rapidly changing environment, our teams provide adaptable solutions in healthcare IT to help our customers improve the effectiveness and efficiency of health care.

•
Federal Health - We developed, fielded and currently maintain a full end-to-end EHR system and numerous behavior health services - healthcare beyond the clinic - for the Department of Defense. Within the DoD, we serve the Defense Health Agency, which provides healthcare to active duty and retired military personnel and their dependents. We strive to improve the availability, quality, and cost effectiveness of healthcare for our military service members and their families.

•
Life Sciences - We provide Life Science research and development support to the National Institute of Health, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research where we employ about 1,800 scientists, technicians, administrators, and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization, and clinical trials management.

Our Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for our customers. We carry out our engineering business in five key areas of expertise:

•
Process Industries Engineering - We provide process industries engineering services and solutions to a large US market for capital improvement programs for key clients across a number of industries, including mid-tier refineries and large industrial companies. We exploit use of Building Information Modeling as a design tool and to manage the complexities of the systems we design and build. Our leadership in the use of these tools allows us to manage and design complex process systems as efficiently as possible.

•
Security Products - We provide security products, services and solutions that leverage our design, integration and process engineering technologies to build small footprint, minimally-intrusive secure commerce systems for our customers. Our VACIS systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the “reduced size” segment of this market, with small, flexible systems that can be installed at airport check-in counters. We also have a line of Exploranium radiation detection systems, which are used today at ports, border crossings, and industrial facilities around the world - including most ports and border crossings in the United States.

•
Power Grid Engineering - We provide power grid engineering services and solutions to a broad customer set and have unique offerings including a smart grid as a service solution. We are working with energy companies to develop analytical products that fully exploit the data enabled by smart grid technology.  We provide engineering and consulting to electric utilities and transmission companies. Our focus is on

Leidos Holdings, Inc. Annual Report 2

PART I

engineering design of the grid from distribution through transmission, and significant substation design and upgrade work. We also administer energy efficiency programs for states and utilities and provide an array of consulting services for utilities.

•
Federal Environmental and Engineering - We provide consulting and engineering, primarily for the Department of Defense (DoD). We support the requirements of the National Environmental Policy Act (NEPA) as well as other permitting activities. We also have specialty consulting associated with specific environmental issues, such as underwater environmental issues, radiologic clean up, risk assessment training ranges and other specific needs. We support site cleanup and remediation efforts. The other portion of this business is engineering design and build, where we design high-content facilities such as unique testing facilities and training centers.

•
Transaction and Valuation Consulting - We provide transaction and asset valuation services for the power industry. Our primary customers are the large lending institutions that require a comprehensive assessment of proposed projects for financing. Our analysts study technologies, designs, operational plans, fuel needs and financial trends in power markets to evaluate the viability of projects. We also provide oversight work at projects site on behalf of lenders or owners.

National Security Solutions
National Security Solutions provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, the U.S. Department of Homeland Security and government agencies of U.S. allies abroad. Our solutions deliver technology, large scale intelligence systems, command and control, data analytics, cyber solutions, and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex. National Security Solutions represented 70%, 72% and 79% of total revenues for fiscal 2014, 2013 and 2012, respectively.
We are redeploying our investments in business development to broaden our national security customer base in areas that were previously constrained by organizational conflict of interest regulations and which are now available to us as a result of the spin-off of New SAIC. While this investment will take time to develop, we are committed to moving a larger portion of our business to the longer term procurement accounts in the defense budget. Our national security business is focused on rapidly providing agile, cost effective solutions to the ever changing missions of our customers in the areas of technology, intelligence and cybersecurity.

•
Technology - We have a history of successfully delivering a wide range of technology capabilities rapidly to the field. We provide solutions for the arms control and the intelligence agencies and the DoD service arms, including the Defense Advanced Research Projects Agency (DARPA). This group focuses largely on distributed autonomous capabilities and systems, tying software and data capabilities together. We were an early developer of the first full spectrum ISR capability and placed it in theater during recent conflicts.

•
Intelligence - We offer intelligence services and solutions and are deeply embedded in our customer's most important missions. We provide systems development and operations support around the globe. We have over a decade of experience dealing with large data ingest, structured and unstructured data, modern cloud processing tools and agile development. We are supporting the army's migration of intelligence applications and infrastructure into the cloud and provide cloud computing architectures to the intelligence and the defense communities.

•
Cybersecurity - We offer high-end cybersecurity solutions that detect and manage the most sophisticated cyber threats. Our solutions include key management systems to protect transmitted data, development tools to exploit cyber intelligence, and programs to build comprehensive situational awareness on our nation's military and intelligence networks.

Corporate and Other
The Corporate and Other business segment includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items excluded from a reportable segment’s performance. Corporate and Other represented an immaterial percentage of revenue for fiscal 2014 and fiscal 2013. The Corporate and Other segment in fiscal 2012 represented a negative

Leidos Holdings, Inc. Annual Report 3

PART I

percentage of revenue of 7% primarily due to a revenue adjustment related to $540 million loss provision recorded in connection with the resolution of the CityTime matter.
For additional information regarding our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and Note 16 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Acquisitions
During the last five fiscal years, we have completed 13 acquisitions, most notably:

•
In fiscal 2014, we gained 100% control of a special purpose limited liability company, Plainfield Renewable Energy LLC (Plainfield), formed to create a renewable energy project. The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut. The acquisition was effected by a consensual foreclosure agreement pursuant to which the project owners agreed to transfer to us all of their equity interest in Plainfield in full satisfaction of certain secured obligations owed by the project owner to us. The foreclosure agreement constituted a change in control and was accounted for as a business combination.

•
In fiscal 2013, we acquired maxIT Healthcare Holdings, Inc. (maxIT), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition by our Health and Engineering segment expanded our commercial consulting practice in Electronic Health Record (EHR) implementation and optimization and strengthened our capabilities to provide these services to our federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications.

•
In fiscal 2012, we acquired Vitalize Consulting Solutions, Inc. (Vitalize), a provider of clinical, business and information technology services for healthcare enterprises. This acquisition by our Health and Engineering segment expanded our capabilities in both federal and commercial markets to help customers address EHR implementation and optimization demand.

•
In fiscal 2011, we acquired Cloudshield Technologies, Inc. (Cloudshield) a provider of cybersecurity and management services solutions. This acquisition by our National Security Solutions segment was intended to enhance our cybersecurity offerings and positions to bring to market deep packet inspection solutions for high speed networks, enabling us to better meet emerging customer requirements. We also acquired Reveal Imaging Technologies, Inc. (Reveal), a provider of threat detection products and services. This acquisition by our Health and Engineering segment enhanced our homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to our passenger and cargo inspections systems product offerings.

•
In fiscal 2010, we acquired R.W. Beck Group, Inc., a provider of business, engineering, energy and infrastructure consulting services. This acquisition by our Health and Engineering segment both enhanced our existing capabilities and offerings in the areas of energy and infrastructure consulting services and provided new capabilities and offerings in disaster preparedness and recovery services. We also acquired Science, Engineering and Technology Associates Corporation, a provider of intelligence, surveillance and reconnaissance information technologies. This acquisition by our National Security Solutions segment enhanced our service offerings and capabilities by adding technologies used to detect if an individual is concealing explosive devices or other hidden weapons.

Dispositions
From time to time, we divest or management may commit to plans to divest of non-strategic components of our business. During the last five fiscal years, our most notable dispositions included:

•
In fiscal 2014, we committed to plans to dispose of Cloudshield, which was historically included in our National Security Solutions segment, primarily focused on producing a suite of cybersecurity hardware and associated software and services.

Leidos Holdings, Inc. Annual Report 4

PART I

•
In fiscal 2013, we completed the sale of certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.

•
In fiscal 2012, we completed the sale of certain components of our business which were historically included in our Health and Engineering segment, primarily focused on providing information technology services to international oil and gas companies.

Key Customers
Substantially all of our revenues are generated in the United States. Our total revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. Government, with remaining being customers across a variety of commercial markets. Within the U.S. Government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, research agencies like the Defense Advanced Research Projects Agency (DARPA), the Department of Homeland Security, NASA and others.
The percentage of total revenues for the U.S. Government its agencies and other customers comprising more than 10% of total revenues for each of the three years ended January 31, 2014 were as follows:

	Year Ended January 31
	2014	2013	2012
U.S. Government	78%	81%	83%
U.S. DoD	68%	69%	72%
U.S. Army	19%	23%	25%
These customers have a number of subsidiary agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Employees and Consultants
As of January 31, 2014, we employed approximately 22,000 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. The experience and expertise of our employees makes Leidos capable of solving the most daunting problems facing our customers. More than 40% of our employees have greater than five years of service with our company and more than 10,400 Leidos employees possess DoD, TS/SCI, SAP/SAR, and DoE security clearances.
The highly technical and complex services and products that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to the increased competition for qualified personnel, we have experienced and may continue to face difficulties in attracting and retaining employees. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.
Leidos has a framework of values, beliefs, and expectations that guide the company’s employees. The company has three tenants that define the actions and behaviors of its employees:

•	Employees are inspired to make a difference. We solve the world’s toughest problems; connect cross-enterprise knowledge and technology; and unlock creativity and innovation by embracing differences.

•	Employees are passionate about customer success. We make customer needs our own; create market-leading solutions; and deliver superior results.

•	Employees are united as a team. We behave with ethics and integrity; trust one another; collaborate and share ideas; and create value for our employees, shareholders and communities.

Leidos Holdings, Inc. Annual Report 5

PART I

Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. In fiscal 2014, 2013, and 2012, our company-funded IR&D expense was $45 million, $47 million, and $74 million, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Competition
Competition for contracts is intense, and we often compete against a large number of established multinational corporations that may have greater name and brand recognition, financial resources, and larger technical staffs. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts, and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•
the engineering and technical services divisions of large defense contractors that provide U.S. Government IT services in addition to other hardware systems and products, including companies such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•
contractors focused principally on technical services, including U.S. Government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International Inc, ManTech International Corporation, Serco Group plc, SRA International, Inc. and MITRE Corporation;

•
diversified commercial and U.S. Government IT providers, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation;

•	contractors that provide engineering, consulting, design and construction services, such as Jacobs Engineering Group, URS Corporation, KBR, Inc. and CH2M Hill Companies Ltd.;

•
contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc., L-3 Communications Corporation, General Electric Company and Smiths Group plc; and

•	contractors providing supply chain management and other logistics services, including Agility Logistics Corp.
We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel; our ability to deliver innovative cost-effective solutions in a timely manner; successful program execution; our reputation and standing with customers, pricing, and the size and geographic presence of our company.

Leidos Holdings, Inc. Annual Report 6

PART I

The U.S. Government has indicated that it intends to increase competition for future procurement of products and services, which has led to fewer sole source awards and more emphasis on cost-competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities, and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.
Contract Procurement
Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

•
Single Award Contracts. U.S. Government agencies may procure services and products through single award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When an agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. The process of issuing solicitations or request for proposals and evaluating contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single successful awardee.

•
Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multiple-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as “government-wide acquisition contracts”. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.

•
U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract.

We often team with other parties, including our competitors, to submit bids for large U.S. Government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the

Leidos Holdings, Inc. Annual Report 7

PART I

program, contract or customer requirements, as well as the relative size, qualifications, capabilities, customer relationships and experience of our company and our teammates.
Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time through a termination for the convenience of the U.S. Government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. Government issues a termination for convenience. These regulations and risks are described in more detail below under “Business–Regulation” and “Risk Factors” in this Annual Report on Form 10-K.
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

•
Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2014, 2013 and 2012 see “Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 8

PART I

Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog from U.S. Government customers as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial or non-U.S. Federal Government customers included in funded backlog may include provisions that allow the customer to cancel at any time. Many of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
Seasonality
The U.S. Government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the time frame leading up to the end of its fiscal year in order to avoid the loss of unexpended funds, which may favorably impact our third fiscal quarter. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter as compared to our third fiscal quarter, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 19 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including to the DoD, the intelligence community and the Department of Homeland Security (DHS). When working with these and other U.S. Government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•
require reviews by the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and other U.S. Government agencies of compliance with government standards for a contractor’s business systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•	require us not to compete for work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.
The U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics training and other compliance training relevant to their position.

Leidos Holdings, Inc. Annual Report 9

PART I

Some of our operations and service offerings involve access to and use by us of personally identifiable information and/or protected health information, which activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.
Internationally, we are subject to special U.S. Government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.
Environmental Matters
Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. Failure to comply with these laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Our services and operations involve the assessment or remediation of environmental hazards, as well as using, handling or disposing of hazardous substances. Environmental laws may impose liability on any person who disposes, transports, or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services, including our current and prior ownership of properties. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.
Company Website and Information
Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:
Leidos Holdings, Inc.
11951 Freedom Drive
Reston, VA 20190
Attention: Corporate Secretary
Telephone: (571) 526-6000

Leidos Holdings, Inc. Annual Report 10

PART I

Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock.
Risks Relating to Our Business
We depend on government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.
We generated over 78% of our total revenues during each of the last three fiscal years from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during each of the last three fiscal years from the U.S. Army. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.
A decline in the U.S. Government defense budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 68% of our total revenues in fiscal 2014. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.
In particular, the Budget Control Act of 2011 reduced DoD baseline spending and provides for additional automatic spending cuts, referred to as sequestration, that reduced the DOD and other federal agency budgets. There remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place downward pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts – particularly those with unobligated balances – and programs and could adversely impact our operations, financial results and growth prospects.
The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-

Leidos Holdings, Inc. Annual Report 11

PART I

related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.
Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have from time to time experienced a decline in revenues in our fourth quarter ending January 31 and beyond as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. A federal government shutdown could in turn result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. Government contracts, disqualification from bidding on future U.S. Government contracts and suspension or debarment from U.S. Government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. Government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the FAR and supplements, which regulate the formation, administration and performance of U.S. Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information and our ability to provide compensation to certain former government officials;

•	the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. Government for payment or approval; and

•	the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Government contracts.
The FAR and many of our U.S. Government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.

Leidos Holdings, Inc. Annual Report 12

PART I

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
U.S. Government agencies, including the DCAA, DCMA and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of our long established and disclosed practices that it had previously audited and accepted, increasing the uncertainty as to the ultimate conclusion that will be reached.
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our remediations are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.
Our indirect cost audits by the DCAA remain open for fiscal 2008 and subsequent fiscal years. Although we have recorded contract revenues subsequent to fiscal 2008 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Leidos Holdings, Inc. Annual Report 13

PART I

Our business is subject to governmental review and investigation which could adversely affect our financial position, operating results and growth prospects.
We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the United States. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects.
Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. Government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders, and to the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

Leidos Holdings, Inc. Annual Report 14

PART I

The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
We have experienced and continue to experience periodic performance issues under certain of our contracts. Some of our contracts involve the development of complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
Our business is highly competitive and we compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we compete with the U.S. Government’s own capabilities and federal non-profit contract research centers.
The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge, which may adversely affect our ability to compete.
A failure to attract, train and retain skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our business involves the development of tailored solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. Additionally, we recently completed the relocation of our corporate functions and the spin-off of our former technical, engineering, and enterprise information technology services business into a separate company, which resulted in higher than typical employee turnover and the transfer of personnel to the spin-off company. While we have hired and are training replacement personnel, there is little redundancy or overlap of responsibilities in our corporate functions

Leidos Holdings, Inc. Annual Report 15

PART I

and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes.
In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. In February 2014, we announced that our Chief Executive Officer plans to retire upon the appointment of his successor and that we have initiated a process to identify our next Chief Executive Officer. We have also recently undergone other changes in our senior management team. These changes in key management could create uncertainty among our employees, customers and other third parties with which we do business. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of January 31, 2014, our total backlog was $9 billion including $3 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customer’s variable purchasing patterns of our more profitable proprietary products.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 27% of our total revenues for fiscal 2014. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
Revenues from our contracts are primarily recognized using the percentage-of-completion method or on the basis of partial performance towards completion. These methodologies require estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments

Leidos Holdings, Inc. Annual Report 16

PART I

to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.
Our failure to comply with the terms of our deferred prosecution agreement or our administrative agreement would have a material adverse effect on our business and future prospects.
In connection with the resolution of certain investigations related to our CityTime contract, we entered into a three year deferred prosecution agreement with the U.S. Attorney’s Office for the Southern District of New York. We also entered into a five year administrative agreement with the Army on behalf of the U.S. Government in order to confirm our continuing eligibility to enter into and perform contracts with the U.S. Government. Our compliance with the terms and conditions of both the deferred prosecution agreement and the administrative agreement, including the appointment of an independent monitor, will require significant resources and management involvement. If we fail to comply with the deferred prosecution agreement, including its ongoing legal and regulatory compliance obligations, the U.S. Attorney’s Office may extend the term of the deferred prosecution agreement or independent monitor or we could face criminal prosecution, additional damages and penalties. If we fail to comply with the administrative agreement, the Army may extend the term of the administrative agreement or initiate suspension or debarment proceedings against us. The CityTime investigations received adverse publicity, and we are required to disclose information concerning the deferred prosecution agreement in certain proposals for contracts, which may make it more difficult to compete effectively and may adversely affect our revenues and growth prospects. In addition, we continue to be subject to risks in connection with government reviews and investigations and other legal disputes unrelated to the CityTime matter, which may subject us to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims described in “Legal Proceedings” in Part I of this Annual Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described in “Legal Proceedings,” are subject to inherent uncertainties and management’s view of these matters may change in the future.
Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. For example, the SEC’s adoption of a new rule requiring certain disclosures about “conflict minerals” in certain products may impact our procurement practices and increase our costs. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Leidos Holdings, Inc. Annual Report 17

PART I

Our business and financial results could be negatively affected by cyber or other security threats.
As a U.S. Government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. We may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.
Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Leidos Holdings, Inc. Annual Report 18

PART I

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our profitability and future prospects.
We design and develop technologically advanced and innovative products and services applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements.
In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability such as problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract cost and fee payments we previously received.
We have contracts with the U.S. Government that are classified, which may limit investor insight into portions of our business.
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
We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

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

Leidos Holdings, Inc. Annual Report 19

PART I

•
we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as incompatible accounting, information management, or other control systems, which could result in unforeseen difficulties;

•	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

•	we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;

•
acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;

•	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and

•	we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
If our acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
In addition, we periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.
Goodwill and other intangible assets represent approximately 43% of our total assets and any impairment of these assets could negatively impact our results of operations.
Intangible assets with indefinite lives, including goodwill, are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. Government reimbursements, including reductions in Medicare reimbursements which in turn impact hospital IT spending. Adverse changes in fiscal and economic conditions, such as the manner in which the budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill and/or other intangibles. Also adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangibles. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

Leidos Holdings, Inc. Annual Report 20

PART I

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.
We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. Government.
Our spin-off of New SAIC subjects us to risk relating to joint performance on government contracts that could negatively affect our results of operations and diminish our competitive position.
On September 27, 2013, we completed the spin-off of our technical, engineering and enterprise information technology services business as an independent, publicly traded company named Science Applications International Corporation (“New SAIC”) through a spin-off transaction.  In connection with the spin-off, we agreed to novate to New SAIC those customer contracts and contract vehicles that relate primarily to the New SAIC business, including certain contract vehicles involving existing or potential task orders, delivery orders and other work that we are performing or would seek to perform in the future.  If we are unable to access these contract vehicles through commercial arrangements with New SAIC or another prime contractor, or to transition this work to an alternative contract vehicle on a timely basis, our revenues would be negatively affected.  In addition, we expect to enter into commercial arrangements for New SAIC to perform tasks on certain contracts that we retained in the spin-off.  If we engage New SAIC as a subcontractor, our ability to achieve the small business subcontracting goals established by our government customers may be impaired, which could diminish our competitive position on future contract proposals.
We provide professional engineering and other services, including engineering-procurement-construction, design build, project delivery and commissioning, in connection with complex projects that involve significant risks and may require long-term capital.
In connection with certain projects, we may commit to a specific completion date or performance standards, which may expose us to significant additional costs and reputational damage if we miss the completion date or fail to achieve the performance standards, including agreed upon financial damages. Project performance can be affected by a number of factors beyond our control, including delays from governmental inaction, public opposition, inability to obtain financing, weather, unavailability of materials, changes in project scope, accidents, environmental hazards, labor disruptions and other factors. If we assume risks related to these events, such risks may not be insurable or may only be insurable on unacceptable terms. If these events occur, the total project costs could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate overall profitability and have an adverse effect on our financial position and cash flows.

Leidos Holdings, Inc. Annual Report 21

PART I

We have recently gained ownership of a biomass-powered generating facility in Plainfield, Connecticut. Our lack of experience in owning and operating such a facility, as well as the risks and uncertainties associated with the renewable energy industry, may adversely affect the profitability of the facility and our ability to recover our investment.
On October 11, 2013, Leidos Renewable Energy, LLC, an indirect wholly owned subsidiary of Leidos, entered into a consensual foreclosure agreement with Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC pursuant to which, on October 11, 2013, we became the sole owner of a 37.5 (net) megawatt biomass-powered generating facility located in Plainfield, Connecticut. The plant is newly-constructed and only recently commenced commercial operations.  We have no experience owning and operating a power plant, which may impair our ability to do so effectively and profitably.  Our ability to optimize the value of the plant and achieve a return on our investment is dependent upon our ability to maintain and manage the plant’s feedstock supply, reliably operate the facility at or near full generating capacity, receive a 1603 Cash Grant available to builders of certain energy properties, meet certain emission requirements and to finalize off-take arrangements for the remaining power capacity that is not currently committed to purchasers. The operation of a biomass-powered generating facility is subject to other risks and uncertainties, including compliance with regulations and permitting related to owning and operating such a facility, equipment failures or other external factors that could reduce the availability of the facility, and changes in legislation relating to renewable energy plants.
Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.
Some of our services and operations involve the assessment or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Our current and previous ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.
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
Our insurance may be insufficient to protect us from product and other liability claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the

Leidos Holdings, Inc. Annual Report 22

PART I

management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business, financial position, operating results and prospects may be harmed. Regardless of the adequacy of our liability insurance coverages, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.
We face risks associated with our international business.
Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.
In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. We provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.
We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. In addition, in connection with the performance of services, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which means that U.S. Government may disclose or license our information to third parties, including, in some instances, our competitors.
In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. The expense of defending these claims may adversely affect our financial results.

Leidos Holdings, Inc. Annual Report 23

PART I

Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.
We have significant operations located in regions of the United States that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures and disruptions by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of the prime contract and have an adverse effect on our ability to compete for future contracts.
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
We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.
Accounting for many of our programs requires judgment relative to assessing risks, including risks associated with estimating directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials, consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented, consider incentives or penalties related to performance on contracts in estimating revenue and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for construction and production type contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.
The recently completed spin-off of our technical, engineering and enterprise information technology services business could result in substantial tax liability to us and our stockholders.
We received a private letter ruling from the IRS and an opinion of tax counsel substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions qualify for tax-free treatment under certain sections of the Internal Revenue Code. However, if the factual assumptions or representations made in the private letter ruling request or the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the ruling or the opinion. Furthermore, the opinion covered certain matters on which the IRS does not rule and will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail.
If, notwithstanding receipt of the private letter ruling and opinion, the spin-off and certain related transactions are determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of our common stock who received shares of the new company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability.

Leidos Holdings, Inc. Annual Report 24

PART I

Even if the spin-off otherwise qualified as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new company are deemed to be part of a plan or series of related transactions that include the spin-off. In this event, the resulting tax liability could be substantial. In connection with the spin-off, we entered into a tax matters agreement with the new company, under which it agreed not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us and to indemnify us for any tax liabilities resulting from such transactions. These obligations and potential tax liabilities may discourage, delay or prevent a change of control of our company.
As a result of our name change, our existing and potential customers, suppliers, recruiting candidates and investors may not recognize our new brand name, which could harm our business.
In connection with the spin-off of our technical services and enterprise IT business, we assigned our former "SAIC" brand name to the spin-off company and changed our brand to "Leidos." Since we previously marketed our business under the former brand, some existing and potential customers, suppliers and market participants may not recognize our new name or may confuse the new SAIC with us, which may hinder our ability to maintain and develop our customer base, at least during an initial transition period. Our name change also may affect our ability to recruit qualified personnel. We may need to expend significant resources to develop our new brand in the marketplace, and if we fail to build strong new brand recognition, our revenue and profitability may decline and our business prospects may suffer.
Risks Relating to Our Stock
We cannot assure you that we will continue to pay dividends on our common stock.
In March 2012, our board of directors approved the initiation of a quarterly dividend program. The timing, declaration, amount and payment of any future dividends fall within the discretion of our board of directors and will depend on many factors, including our available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. A change in our dividend program could have an adverse effect on the market price of our common stock.
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

•
Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are limited in their ability to take certain actions other than in connection with its annual stockholders’ meeting or a special meeting called at the request of qualified stockholders as provided in our certificate of incorporation and bylaws.

•
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Leidos Holdings, Inc. Annual Report 25

PART I

As a Delaware corporation, we are also subject to certain restrictions on business combinations. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years, or among other things, our board of directors has approved the business combination or the transaction pursuant to which such person became a 15% holder prior to the time the person became a 15% holder.
Forward-Looking Statement Risks
You may not be able to rely on forward-looking statements.
This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•
developments in the U.S. Government defense budget, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process or approval of raising the debt ceiling;

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our reliance on information technology spending by hospitals/health care organizations;

•	our reliance on infrastructure investments by industrial and natural resources organizations;

•	energy efficiency and alternative energy sourcing investments;

•	investments by U.S. Government and commercial organizations in environment impact and remediation projects;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	our ability to comply with certain agreements entered into in connection with the CityTime matter;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

•	our ability to effectively acquire businesses and make investments;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

Leidos Holdings, Inc. Annual Report 26

PART I

•	our ability to manage performance and other risks related to customer contracts, including complex engineering or design build projects;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business;

•	our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;

•	risks associated with the spin-off of our technical, engineering and enterprise information technology services business, such as unknown liabilities and risks associated with joint performance;

•
our ability to grow our commercial health and engineering businesses, which could be negatively affected by budgetary constraints faced by hospitals and by developers of energy and infrastructure projects; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 31, 2014, we conducted our operations in approximately 267 offices located in 43 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 6.2 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. metropolitan area, where we occupy approximately 2.2 million square feet of floor space. We also have employees working at customer sites throughout the United States and in other countries. As of January 31, 2014, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	1	287,000	15.1
San Diego, California	2	262,000	6.2
Virginia Beach, Virginia	2	159,000	22.5
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Reston, Virginia	1	62,000	2.6
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See Note 14 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Leidos Holdings, Inc. Annual Report 27

PART I

Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 17 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition to the matters disclosed in Note 17, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 18 “Commitments and Contingencies – Government Investigations and Reviews” of the combined notes to the consolidated financial statements contained with this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Annual Report 28

PART I

Executive and Other Key Officers of the Registrant
The following is a list of the names and ages (as of March 27, 2014) of our executive and other key officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Sarah Allen*	55
Executive Vice President and Chief Human Resources Officer since 2013. Prior to joining Leidos in September 2008, Ms. Allen served as the Director of Human Resources in the TASC Business Unit of Northrop Grumman Corporation. Earlier in her career, she held positions with TRW Environmental Safety Systems, Honeywell and Hewlett-Packard Company.

John P. Jumper*	69
Chief Executive Officer since March 2012, Chair of the Board since June 2012, and Director since 2007. Mr. Jumper retired from the United States Air Force in 2005 after nearly 40 years of service. From September 2001 to November 2005, he was the Chief of Staff of the United States Air Force, serving as the senior uniformed Air Force officer responsible for the organization, training and equipping of 750,000 active-duty, Air National Guard, Air Force Reserve and civilian forces serving around the world. As a member of the Joint Chiefs of Staff, Mr. Jumper functioned as a military advisor to the Secretary of Defense, National Security Council and the President. He currently serves as an independent director on the boards of NACCO Industries, Inc., and Hyster-Yale Materials Handling, Inc., both publicly traded companies. He previously served on the boards of Goodrich Corporation, Jacobs Engineering Group, Inc., WESCO Aircraft Holdings, Inc., Somanetics Corporation, and Tech Team Global, Inc. In February 2014, Mr. Jumper notified our board of directors that he plans to retire as Chief Executive Officer upon the appointment of his successor.

Theodore W. Lay II	64
Senior Vice President, Ethics Compliance, Policy and Governance since September 2013. Mr. Lay joined the Ethics and Compliance Office in January 2011 as the Director of Employee Ethics & Chair of the Employee Ethics Council. He has served as an account manager and an operations manager at Leidos since joining the company in 2005. Mr. Lay joined the Employee Ethics Committee in 2009 while serving as Director of Account Management & Business Resources for the Analysis, Simulations, Systems Engineering, & Training Business Unit. Before transitioning to the civilian sector, he was Deputy Director of NATO’s Joint Warfare Centre in Stavanger, Norway. Mr. Lay retired as a USAF Major General with 33 years of experience.

Vincent A. Maffeo*	63
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

Ken Sharp*	43
Senior Vice President, Chief Accounting Officer and Corporate Controller since 2013. Prior to joining us, Mr. Sharp held various positions of increasing responsibility over 11 years with Computer Sciences Corporation, most recently as Vice President Finance and Administration and Chief Financial Officer of its largest business unit. Prior to that, he served as a senior manager at Ernst & Young LLP. Mr. Sharp served in the United States Marine Corps. In addition, Mr. Sharp is a certified public accountant.

Leidos Holdings, Inc. Annual Report 29

PART I

Name of officer	Age	Position(s) with the company and prior business experience
K. Stuart Shea*	57
Chief Operating Officer since March 2012 and President since September 2013. Mr. Shea also served as Group President from 2007 to March 2012 and as Senior Vice President and Business Unit General Manager from 2005 to 2007. Prior to joining us, Mr. Shea served as Vice President and Executive Director of Northrop Grumman Corporation’s TASC Space and Intelligence operating unit from 1999 to 2005, and led other organizations from 1987 to 1999. Mr. Shea held positions with PAR Technology Corporation from 1982 to 1987. Mr. Shea's employment with us will terminate on April 6, 2014.

Mark W. Sopp*	48
Executive Vice President and Chief Financial Officer since 2005. Prior to joining us, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

John D. Thomas	67
Executive Vice President and Chief Strategic Officer since 2013. Mr. Thomas also served as Sector President (Acting), National Security Solutions during early 2013 and Senior Vice President and Business Unit General Manager of the Intelligence Systems Business Unit from February 2011 to February 2013, and General Manager of Operations, Intelligence and Security Business Unit from October 2004 to February 2011. Mr. Thomas joined us in 2002 as an executive for U.S. Army intelligence programs within the then-Intelligence Solutions Group following a 33-year career in the U.S. Army, where he retired with the rank of major general.

Lou Von Thaer*	53
President, National Security Solutions since 2013. Prior to joining Leidos, Mr. Von Thaer was President of General Dynamics Advanced Information Systems, and Corporate Vice President of General Dynamics. He also previously served as Senior Vice President of Operations for General Dynamics Advanced Information Systems, and Senior Vice President for Advanced Technology Systems, a division of Lucent Technologies. Mr. Von Thaer is a Member of IEEE and the Optical Society of America, and has previously held advisory or board positions for the International Engineering Consortium, International Council on Systems Engineering, and the Intelligence and National Security Alliance (INSA).

* Indicates an executive officer
Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from the definitive Proxy Statement to be used in connection with the solicitation of proxies for Leidos’ 2014 Annual Meeting of Stockholders (2014 Proxy Statement).

Leidos Holdings, Inc. Annual Report 30

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Leidos’ common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “LDOS.” Leidos, Inc. is a wholly-owned subsidiary of Leidos and there is no public trading market for common stock of Leidos, Inc.
Historical Stock Prices
On September 27, 2013 Leidos effectuated a one-for-four reverse stock split of its shares of common stock, so that every four shares of Leidos common stock issued and outstanding were combined and converted into one share of Leidos common stock. The range of high and low sales prices at closing of Leidos' common stock on the NYSE for each fiscal quarter during the last two fiscal years are presented below (adjusted to reflect the reverse stock split). In addition, the prices on and before September 27, 2013 include the value of our technical services and enterprise information technology services business, which was spun off on that date. The prices after that date reflect only the business of Leidos Holdings, Inc. after the spin off.

	Fiscal 2013
Fiscal Quarter	High	Low
1st quarter (February 1, 2012 to April 30, 2012)	$54.44	$47.92
2nd quarter (May 1, 2012 to July 31, 2012)	$49.04	$41.52
3rd quarter (August 1, 2012 to October 31, 2012)	$51.92	$43.20
4th quarter (November 1, 2012 to January 31, 2013)	$48.84	$43.68

	Fiscal 2014
Fiscal Quarter	High	Low
1st quarter (February 1, 2013 to May 3, 2013)	$59.76	$45.28
2nd quarter (May 4, 2013 to August 2, 2013)	$62.60	$51.68
3rd quarter (August 3, 2013 to September 27, 2013)	$64.12	$57.32
(Pre-spin Prices)
(Post-spin Prices)
3rd quarter (September 28, 2013 to November 1, 2013)	$47.51	$45.30
4th quarter (November 2, 2013 to January 31, 2014)	$49.02	$40.60

Holders of Common Stock
As of March 18, 2014, there were approximately 28,000 holders of record of Leidos common stock. The number of stockholders of record of Leidos common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Leidos is the holder of record of all Leidos, Inc.'s common stock.
Dividend Policy
During fiscal 2013, Leidos declared and paid quarterly dividends totaling $1.92 per share of Leidos common stock and during fiscal 2014, Leidos declared and paid a special dividend of $4.00 per share of Leidos common stock and quarterly dividends totaling $1.60 per share of Leidos common stock. Leidos currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by Leidos’ board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our board of directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.

Leidos Holdings, Inc. Annual Report 31

PART II

Leidos, Inc. has not declared or paid cash dividends to Leidos Holdings, Inc. Leidos, Inc. may declare and pay cash dividends to Leidos Holdings, Inc. from time to time, but there is no present intention to do so in the foreseeable future.
Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through our fiscal year ended January 31, 2014 to two indices: (i) the Standard & Poor’s 500 Composite Stock Index and (ii) the Standard & Poor’s North American Technology-Services Index. The graph assumes an initial investment of $100 on February 1, 2009 and that dividends, if any, have been reinvested. On September 27, 2013, we completed the spin-off of New SAIC. Our stockholders received one share of New SAIC common stock for every seven shares of our common stock held on the record date (September 19, 2013). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend.  The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Index Value
300
280
260
240
220
200
180
160
140
120
100
80
60
40

	1/31/2009	1/31/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014
Leidos Stock Price	100	93	80	62	64	96
S&P 500 Composite Index	100	133	163	170	198	240
S&P North American Tech - Svcs Index	100	147	174	195	239	302

Purchases of Equity Securities
In December 2013, our board of directors authorized a stock repurchase program (2013 Stock Repurchase Program) under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaces the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.

Leidos Holdings, Inc. Annual Report 32

PART II

The following table presents repurchases of Leidos' common stock during the quarter ended January 31, 2014:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
November 2, 2013 – November 30, 2013	15,311	$47.25	—	20,000,000
December 1, 2013 – December 31, 2013 (3)	4,806,280	$45.84	4,800,000	15,200,000
January 1, 2014 – January 31, 2014 (3)	768,459	$45.86	763,283	14,436,717
Total	5,590,050	$45.84	5,563,283

(1)
The total number of shares purchased includes: (i) 5.6 million shares of common stock purchased under the term of an accelerated repurchase agreement; (ii) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock awards; and (iii) shares surrendered in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)	We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013.

(3)
In December 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution, whereby we paid an aggregate of $300 million and received approximately 5.6 million shares of Leidos outstanding shares of common stock during the fourth quarter of fiscal 2014, or approximately 85% of the shares repurchased under the ASR. The final delivery of the remaining shares under this program was completed by the end of the first quarter of fiscal 2015. All shares delivered were immediately retired. See Note 10 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K for further information.

Item 6. Selected Financial Data
The selected financial data set forth below is derived from our consolidated financial statements for each of the fiscal years in the five year period ended January 31, 2014. As Leidos Holdings, Inc. is a holding company and it consolidates Leidos, Inc. for financial statement purposes, the following financial data relates to both companies, except where otherwise indicated. Leidos, Inc.’s revenues and expenses comprise 100% of Leidos Holdings, Inc.'s revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos Holdings, Inc.’s assets, liabilities and operating cash flows, except for an interest-bearing note between Leidos, Inc. and Leidos Holdings, Inc.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the combined notes thereto contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 33

PART II

	Year Ended January 31(1)
	2014(2)	2013	2012(3)	2011	2010
	(in millions, except per share data)
Consolidated Statement of Income Data:
Leidos Holdings, Inc.:
Revenues	$5,772	$6,469	$5,836	$5,990	$5,679
Operating income (loss)	164	423	(58)	551	411
Income (loss) from continuing operations	84	324	(235)	309	220
Income from discontinued operations, net of tax	80	201	294	310	276
Net income	$164	$525	$59	$619	$496
Earnings per share:
Basic:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)	$3.29	$2.20
Income from discontinued operations	0.96	2.37	3.48	3.29	2.76
	$1.94	$6.19	$0.68	$6.58	$4.96
Diluted:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)	$3.25	$2.17
Income from discontinued operations	0.96	2.37	3.48	3.26	2.74
	$1.94	$6.19	$0.68	$6.51	$4.91
Cash dividend per common share	$5.60	$1.92	$—	$—	$—
Leidos, Inc.:
Revenues	$5,772	$6,469	$5,836	$5,990	$5,679
Operating income (loss)	164	423	(58)	551	411
Income (loss) from continuing operations	86	325	(238)	301	206
Income from discontinued operations	80	201	294	310	276
Net income	$166	$526	$56	$611	$482
	January 31
	2014	2013	2012	2011	2010
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$4,162	$5,875	$6,667	$6,223	$5,295
Notes payable and long-term debt, including current portion	$1,333	$1,295	$1,845	$1,844	$1,096
Other long-term liabilities	$227	$170	$158	$129	$184

(1)	References to financial data are to the Company's continuing operations, unless otherwise noted. The operating results of the spin-off of New SAIC are included in discontinued operations.

(2)
Fiscal 2014 results include increased charges related to intangible asset impairments, bad debt expense, and separation transaction and restructuring expenses. For further information see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Fiscal 2012 results include a $540 million loss provision recorded in connection with resolution of the CityTime matter described in Note 17 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 34

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion and analysis of Leidos’ and Leidos, Inc.'s financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and related combined notes. As Leidos is a holding company and consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos, unless otherwise noted. Leidos, Inc.'s revenues and expenses comprise 100% of Leidos’ revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos’ assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both Leidos and Leidos, Inc., unless otherwise noted.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to the “Company”, “we”, “us” and “our” refer collectively to Leidos Holdings, Inc., Leidos, Inc. and their consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years ended January 31. For example, we refer to the fiscal year ended January 31, 2014 as “fiscal 2014”. All information for the periods presented in this section has been recast to give effect to the change in reportable segments and for discontinued operations.
Overview
We are an applied technology company delivering solutions and services that leverage the power of data analytics, systems integration and cyber security across our three markets of national security, health, and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. We operate in the following segments: Health and Engineering; National Security Solutions; and Corporate and Other.
Effective February 1, 2013, we realigned certain business operations among our segments and renamed our reportable segments as follows: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. In connection with the spin-off of New SAIC on September 27, 2013, the Technical Services and Information Technology reportable segment was distributed to New SAIC and was included as part of our discontinued operations. The prior periods presented were recast to give effect to these changes in our reportable segments.
All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations. For additional information regarding our reportable segments, see “Business” in Part I and Note 16 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Our Health and Engineering segment provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics, and behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. We also provide engineering services and solutions focused on solving energy, environmental and infrastructure challenges. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects.

Leidos Holdings, Inc. Annual Report 35

PART II

Our National Security Solutions segment provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, and the U.S. Department of Homeland Security.  Our solutions deliver technology, large-scale intelligence systems, data analytics, cyber solutions, logistics, and intelligence analysis and operations support to critical missions around the world.
Our significant management initiatives include the following:

•
Achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•
Increasing the growth of our operating profits through improving the quality of our revenues and contract profitability, continued improvement in our information technology (IT) systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and

•
Disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value through internal growth initiatives, stock repurchases, dividends, strategic acquisitions and other uses to achieve our goals.

Key financial events during fiscal 2014 include:

•
Revenues for fiscal 2014 decreased 11% from the prior year. Revenue contraction was due to a decrease in Health and Engineering segment revenues of 5% and National Security Solutions segment revenues of 13%.

•
Operating income from continuing operations was $164 million for fiscal 2014 down from $423 million for fiscal 2013. In addition, to the aforementioned revenue contraction, the decrease in operating income from continuing operations was primarily due to an increase of $54 million in separation transaction and restructuring expenses, $51 million for intangible asset impairment charges, an increase of $42 million of bad debt expense primarily related to receivables for two energy design-build construction projects, and an increase in infrastructure costs to establish two stand-alone companies of $29 million.

•
Diluted earnings per share from continuing operations for fiscal 2014 was $0.98 as compared to $3.82 in fiscal 2013 primarily due to the aforementioned operating income from continuing operations reductions of $259 million. In addition, fiscal 2013 contained an income tax benefit of $96 million, or $1.12 impact on diluted earnings per share, as a result of an issue resolution with the IRS with respect to the tax deductible portion of the CityTime settlement.

•
Cash and cash equivalents decreased $305 million during fiscal 2014 primarily due to dividend payments of $477 million on Leidos stock ($342 million from our special cash dividend), the repurchase of stock primarily due to the accelerated stock repurchase program of $319 million, and the repayment of notes assumed as part of the acquisition of Plainfield of $165 million. These decreases in cash were partially offset by the dividend received from Science Applications International Corporation (“New SAIC”) of $269 million, net of contribution paid, cash flows provided by operating activities of continuing operations of $195 million, cash from discontinued operations of $97 million, and proceeds from the sale of facilities of $65 million.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $5.0 billion for fiscal 2014, as compared to $7.0 billion in the prior year. Total backlog was $9.3 billion and $10.1 billion at January 31, 2014 and 2013, respectively.

Leidos Holdings, Inc. Annual Report 36

PART II

Spin-off Transaction
In accordance with a distribution agreement, on September 27, 2013 (the "Distribution Date"), Leidos completed a spin-off of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Application International Corporation. The spin-off was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record date. Prior to the Distribution Date, Leidos Holdings, Inc. was named SAIC, Inc. and Leidos, Inc. was named Science Applications International Corporation. As a result of the spin-off, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial information are to our continuing operations, unless otherwise noted.
In connection with the spin-off transaction and in order to align our cost structure for post-separation, we took actions to reduce our real estate footprint by vacating facilities that are not necessary for our future requirements. We incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other one time costs in connection with these facility savings efforts over fiscal 2014, which is expected to generate annualized cost savings of approximately $30 million. During fiscal 2014, we incurred approximately $19 million of additional separation transaction and restructuring expenses, besides the lease termination and facility consolidation costs discussed above, which included approximately $10 million of incremental severance costs related to organizational streamlining. We do not expect to incur significant additional other separation transaction and restructuring expenses in fiscal 2015 related to the spin-off transaction.
Discontinued Operations
From time to time, we may dispose or management may commit to plans to dispose of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
Fiscal Year 2014 Dispositions
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain other components of our business, that were historically included in our National Security Solutions segment.
In August 2013, we committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.
In November 2013 we sold a certain component of our business, focused on machine language translation, resulting in an insignificant gain.

In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc. (Cloudshield), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.
Fiscal Year 2013 Dispositions
We sold certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers.
Fiscal Year 2012 Dispositions:
We sold certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing information technology services to international oil and gas companies. Pursuant to the definitive agreement, we retained the assets and obligations of a defined benefit pension plan in the United Kingdom.
There were no material proceeds from the sale of businesses in fiscal 2014, with two businesses still in the sales process. In fiscal 2013, we received net proceeds of $51 million from the sale of a business resulting in a gain on

Leidos Holdings, Inc. Annual Report 37

PART II

sale before income taxes of $17 million. In fiscal 2012, we received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million.
The pre-sale operating results of our discontinued operations discussed above for the periods presented were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Revenues	$2,728	$4,760	$4,821
Costs and expenses:
Cost of revenues	2,465	4,295	4,310
Selling, general and administrative expenses	66	115	119
Bad debt expense	—	2	1
Intangible asset impairment charges	2	6	18
Separation transaction and restructuring expenses	55	28	—
Operating income	$140	$314	$373
Income from discontinued operations also includes other activity that is immaterial and therefore not described above.
Business Environment and Trends
U.S. Government Markets
In fiscal 2014, we generated approximately 78% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 68% of our total revenues in fiscal 2014. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. Contributing to long term fiscal uncertainty is the continuing uncertainty over the debt ceiling extension, which will expire in spring of 2015.
While we believe that national security spending will continue to be a priority, U.S. Government budget deficits and the national debt have created increasing pressure to examine and reduce spending across all federal agencies. The Budget Control Act of 2011 raised the U.S. Government’s debt ceiling and imposed 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings included $487 billion in DoD baseline spending reductions over 10 years. which began to be implemented in the U.S. Government fiscal year ended September 30, 2013. In addition, roughly 60% of all healthcare in the United States is reimbursed by a government program. These reimbursements are tied to the government spending level and were significantly reduced as part of the Budget Control Act. This has had a direct effect in the amount of available discretionary spending on IT modernization in US hospitals and therefore slowed the growth we had experienced in our commercial Health IT practice.

In December 2013, the President signed into law the Bipartisan Budget Act of 2013, which reduced to the effects of sequestration in FY 2014 and FY 2015 for national security, but did not make the same concessions for the cuts in healthcare reimbursements. The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts, caused program delays and cancellations, and caused delays in other government contracting actions. In addition, future implementation of spending cuts as we return to Sequestration in FY 2016 could cause further delays in contract awards and continued uncertainty.  We continue to evaluate the impact of spending reductions on our business. The amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects.
Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services

Leidos Holdings, Inc. Annual Report 38

PART II

Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.
Commercial and International Markets
Sales to our customers in commercial and international markets are dependent on U.S. and global economic conditions, which continue to experience economic and fiscal challenges, including slow GDP growth and collateral impacts from reduced government spending in those markets. These economic and fiscal challenges could adversely impact our operations, future revenues and growth prospects in those markets.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance.
Bookings and Backlog. We had net bookings worth an estimated $5.0 billion and $7.0 billion during fiscal 2014 and fiscal 2013, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•
Funded Backlog. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies and commercial customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

•
Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles.

Leidos Holdings, Inc. Annual Report 39

PART II

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 31
	2014	2013
	(in millions)
Health and Engineering:
Funded backlog	$1,153	$1,295
Negotiated unfunded backlog	694	676
Total Health and Engineering backlog	$1,847	$1,971
National Security Solutions:
Funded backlog	$1,854	$2,119
Negotiated unfunded backlog	5,604	6,037
Total National Security Solutions backlog	$7,458	$8,156
Total:
Funded backlog	$3,007	$3,414
Negotiated unfunded backlog	6,298	6,713
Total backlog	$9,305	$10,127
Bookings and backlog fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, and budget cuts, including sequestration, by the U.S. Government as discussed in “Business Environment and Trends” in this Annual Report on Form 10-K.
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
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of our total revenue for the last three fiscal years:

	Year Ended January 31
	2014	2013	2012
Cost-reimbursement	47%	46%	45%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	26	28	31
Firm-fixed-price (FFP)	27	26	24
Total	100%	100%	100%
The percentage of revenues generated from cost-reimbursement, T&M and FP-LOE, and FFP contracts remained relatively consistent from fiscal 2013 to fiscal 2014.
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

Leidos Holdings, Inc. Annual Report 40

PART II

The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended January 31
	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Labor-related revenues	$3,513	(12)%	$3,985	15%	$3,479
As a percentage of revenues	61%		62%		60%
M&S revenues	2,259	(9)	2,484	5	2,357
As a percentage of revenues	39%		38%		40%
The percentage of revenues attributed to labor-related and M&S revenues remained relatively consistent from fiscal 2013 to fiscal 2014.
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Results of Operations
The following table summarizes our results of operations for the last three fiscal years:

	Year Ended January 31
	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Revenues	$5,772	(11)%	$6,469	11%	$5,836
Cost of revenues	5,006	(10)	5,564	4	5,351
Selling, general and administrative expenses:
General and administrative (G&A)	327	4	313	(15)	367
Bid and proposal (B&P)	70	(36)	109	7	102
Internal research and development (IR&D)	45	(4)	47	(36)	74
Bad debt expense	44	—	2	100	—
Intangible asset impairment charges	51	100	—	—	—
Separation transaction and restructuring expenses	65	—	11	100	—
Operating income (loss)	164	(61)	423	—	(58)
As a percentage of revenues	2.8%		6.5%		(1.0)%
Non-operating expense, net	(76)		(76)		(104)
Income (loss) from continuing operations before income taxes	88	(75)	347	—	(162)
Income tax expense	(4)	(83)	(23)	(68)	(73)
Income (loss) from continuing operations	84	(74)	324	—	(235)
Income from discontinued operations, net of tax	80		201		294
Net income	$164	(69)	$525	—	$59
We classify indirect costs incurred within or allocated to our U.S. Government customers as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Leidos Holdings, Inc. Annual Report 41

PART II

Reportable Segment Results. The following table summarizes changes in Health and Engineering revenues and operating income for the last three fiscal years:

	Year Ended January 31
Health and Engineering	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Revenues	$1,735	(5)%	$1,825	13%	$1,612
Operating income	21	(85)%	140	1%	139
Operating income margin	1.2%		7.7%		8.6%
Health and Engineering revenues decreased $90 million, or 5%, for fiscal 2014 compared to fiscal 2013. Internal revenue contracted 12% compared to the prior year when including revenues for maxIT before the August 2012 acquisition. The internal revenue contraction reflects a decline in our commercial and federal health business driven by lower hospital IT spending trends ($112 million), lower volume in engineering services for the U.S. Government and commercial customers ($91 million) and the completion of energy design-build construction projects ($24 million).
Health and Engineering revenues increased $213 million, or 13%, for fiscal 2013 as compared to fiscal 2012. This increase was primarily driven by revenues from acquired businesses, including the August 2012 acquisition of maxIT and the August 2011 acquisition of Vitalize. Internal revenues grew 2%, reflecting increases in healthcare IT consulting services with commercial clients ($87 million), increased activity related to energy design-build construction projects ($27 million) and increased unit deliveries and related maintenance of our non-intrusive inspection engineering products ($13 million). These increases were partially offset by lower volume in engineering services for U.S. Government customers ($48 million) and program completions with federal health information technology customers, particularly with the DoD military health system ($47 million).
Health and Engineering operating income decreased $119 million, or 85%, for fiscal 2014 compared to fiscal 2013. The decrease was primarily attributable to bad debt expense for certain receivables related to two energy design-build construction projects ($41 million), an impairment of intangible assets acquired from the fiscal 2011 acquisition of Reveal Imaging Technologies ($30 million), and an impairment of intangible assets acquired in connection with the fiscal year 2012 and 2013 acquisitions of Vitalize and maxIT ($19 million). There was also an increase in net unfavorable change in contract estimates ($4 million) primarily related to increased expenses associated with a completion estimate for an energy design-build construction fixed price project and lower revenue volume.
Health and Engineering operating income remained relatively constant for fiscal 2013 as compared to fiscal 2012. Operating income was favorably impacted primarily due to higher revenue volume, a reduction in research and development expense ($19 million) resulting from the advancement through the product development life cycle of new non-intrusive inspection system offerings, as well as the loss provision related to a data privacy litigation matter ($9 million) in the prior year period, which is discussed in Note 17 of the combined notes to the consolidated financial statements. These increases were partially offset by a net unfavorable change in contract estimates ($11 million) primarily related to certain energy and construction projects compared to a net positive change in contract estimates ($3 million) in the prior year period, increased intangible asset amortization expense ($8 million), increased severance expense ($4 million), and costs related to exit a facility associated with a past acquisition ($3 million).
The following table summarizes changes in National Security Solutions revenues and operating income for the last three fiscal years:

	Year Ended January 31
National Security Solutions	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Revenues	$4,049	(13)%	$4,650	1%	$4,618
Operating income	292	(19)%	360	(10)%	400
Operating income margin	7.2%		7.7%		8.7%

Leidos Holdings, Inc. Annual Report 42

PART II

National Security Solutions revenues decreased $601 million, or 13%, for fiscal 2014 as compared to fiscal 2013.  Revenue contraction was attributable to the drawdown of overseas U.S. military forces ($331 million) including the ramp down of the Joint Logistics Integration (JLI) program for tactical and mine resistant ambush protected vehicles ($238 million of the $331 million), and the completion of several intelligence contracts ($158 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. Government spending resulting from sequestration and budget cuts.
National Security Solutions revenues increased $32 million, or 1%, for fiscal 2013 as compared to fiscal 2012. Revenue growth was primarily attributable to increased activity on a number of programs, including two airborne surveillance programs ($108 million), a geospatial intelligence program ($41 million), a new intelligence analysis solution program ($25 million) and a new intelligence systems integration program for the U.S. Army ($22 million). These increases were partially offset by reduced activity on a number of programs, including a processing, exploitation and dissemination program for the U.S. Army ($60 million), the JLI program for tactical and mine resistant ambush protected vehicles ($28 million) and an intelligence analysis contract that concluded in the current year ($26 million). In addition, there was a decline in sale of proprietary products ($34 million).
National Security Solutions operating income decreased $68 million, or 19%, for fiscal 2014 as compared to fiscal 2013. This decrease was primarily attributable to the impact of lower revenues ($47 million), net unfavorable change in contract estimates ($6 million), which is primarily attributable to increased expenses on two international fixed price development programs, for fiscal 2014 compared to fiscal 2013 which had a net favorable change in contract estimates ($30 million).
National Security Solutions operating income decreased $40 million for fiscal 2013 as compared to fiscal 2012. The decrease in operating income was primarily attributable to a relative increase in the proportion of M&S revenues, which generally have lower profit margins than labor-related revenues, due to increased activity as a prime contractor on large system integration programs. Fiscal 2013 operating income was negatively impacted by reduced sales of our higher-margin proprietary products ($12 million). These decreases were partially offset by lower intangible asset amortization expense ($3 million), and an increase in net favorable change in contract estimates ($5 million).
The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the last three fiscal years:

	Year Ended January 31
Corporate and Other	2014	2013	2012
	(dollars in millions)
Revenues	$(9)	$(1)	$(390)
Operating income (loss)	(149)	(77)	(597)
Corporate and Other operating loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss increased by $72 million for fiscal 2014, as compared to fiscal 2013. The increase is driven primarily by the costs to effect the separation of new SAIC including an increase in transaction and restructuring costs ($54 million) and an increase in infrastructure costs to establish stand-alone companies ($29 million), partially offset by a reduction of other unallocable corporate costs.
Corporate and Other operating loss for fiscal 2013 decreased by $520 million as compared to fiscal 2012 which is primarily attributable to the CityTime loss provision ($540 million) recognized in fiscal 2012.
Non-Operating Expense. Non-operating expense was $76 million in fiscal 2014 and fiscal 2013. Non-operating expense for fiscal 2013 decreased $28 million as compared to fiscal 2012. This decrease was primarily attributable to a decrease in interest expense of $21 million primarily due to the payment of $550 million in July 2012 to settle our 6.25% notes at maturity.
Interest expense for Leidos, Inc. for fiscal 2014 decreased $10 million as compared to fiscal 2013 and interest expense for Leidos, Inc. for fiscal 2013 decreased $26 million as compared to fiscal 2012. The decrease in both comparable periods reflects a decrease in interest on third-party debt, which was primarily due to the payment of the $550 million notes discussed above. There was also a decrease in interest expense related to Leidos, Inc.'s

Leidos Holdings, Inc. Annual Report 43

PART II

note with Leidos of $5 million for fiscal 2014 compared to fiscal 2013 and a $8 million decrease for fiscal 2013 compared to fiscal 2012. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year. As more fully described in “Quantitative and Qualitative Disclosures About Market Risk” contained within this Annual Report on Form 10-K, we are currently exposed to interest rate risks and foreign currency risks that are inherent in the financial instruments and contracts arising from transactions entered into in the normal course of business. From time to time, we use derivative instruments to manage these risks.
Provision for Income Taxes. Our provision for income taxes as a percentage of income from continuing operations before income taxes was 4.5% and 6.6% in fiscal 2014 and 2013, respectively. In fiscal 2012, we had a loss from continuing operations before income taxes resulting in a negative tax rate of 45.1%. The lower effective income tax rate for fiscal 2014 as compared to fiscal 2013 was primarily due to lower earnings in fiscal 2014, the tax deductibility of the special dividend on shares held by the Leidos Retirement Plan (an employee stock ownership plan) and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of an income tax benefit ($7 million). The effective tax rate for fiscal 2013 benefited from a reduction in the provision for income tax as a result of our entering into an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment ($96 million). The effective tax rate for fiscal 2012 was negatively impacted by the estimated non-deductible portion of the CityTime loss provision.

We file income tax returns in the United States and various state and foreign jurisdictions.  We have effectively settled with the IRS for all fiscal years prior to 2014, except 2010.
Liquidity and Capital Resources
We had $430 million in cash and cash equivalents at January 31, 2014, which were primarily comprised of cash held in investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less, and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases (see discussion below in Stock Repurchase Program), dividends and acquisitions of businesses. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Historical Trends
Cash and cash equivalents was $430 million and $735 million at January 31, 2014 and 2013, respectively. The following table summarizes cash flow information for the last three fiscal years:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash provided by operating activities of continuing operations	$195	$36	$400
Cash provided by (used in) investing activities of continuing operations	297	(519)	(199)
Cash used in financing activities of continuing operations	(894)	(718)	(447)
Cash provided by operating activities of discontinued operations	114	308	314
Cash (used in) provided by investing activities of discontinued operations	(17)	42	157
Cash used in financing activities of discontinued operations	—	(4)	(2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	1
Total (decrease) increase in cash and cash equivalents	$(305)	$(855)	$224

Leidos Holdings, Inc. Annual Report 44

PART II

Cash Provided by Operating Activities of Continuing Operations. Cash flows from operating activities of continuing operations increased $159 million in fiscal 2014 as compared to fiscal 2013. The increase was primarily due to less cash used of $296 million for changes in working capital primarily due to the $500 million cash settlement payment related to the CityTime Program (see Note 17 of the combined notes to the consolidated financial statements) in fiscal 2013. This was partially offset by an increase in the average time to collect accounts receivable as a result of a slowdown in payments from the U.S. Government impacted by the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to pay contractors in a more timely fashion, as well as other events including slower collections partially due to our name change. Days sales outstanding were 76 days for the three months ended January 31, 2014 as compared to 66 days for the corresponding period in the prior year. There was also more non-cash charges in fiscal 2014 as compared to fiscal 2013 including intangible impairment charges of $51 million and bad debt expense of $44 million. These increases were partially offset by lower income from continuing operations of $240 million.
Cash flows from operating activities of continuing operations decreased $364 million in fiscal 2013 as compared to fiscal 2012. Fiscal 2013 cash flows from operating activities of continuing operations were negatively impacted by a $500 million cash settlement payment related to the CityTime Program, partially offset by a reduction in the average time to collect accounts receivable. The average time to collect accounts receivable in fiscal 2013 benefited from the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors.
Cash Provided by (used in) Investing Activities of Continuing Operations. We generated $297 million of cash flows from investing activities of continuing operations in fiscal 2014, including a $295 million dividend from New SAIC, $65 million of proceeds from the sale of facilities, $12 million of proceeds from the sale of cost method investments, partially offset by a $26 million capital contribution to New SAIC and $53 million to purchase property, plant and equipment.
We used $519 million of cash in support of investing activities of continuing operations in fiscal 2013, including $483 million (net of cash acquired) to acquire maxIT and $39 million to purchase property, plant and equipment.
We used $199 million of cash in support of investing activities of continuing operations in fiscal 2012, including $218 million (net of cash acquired) to acquire two businesses and $56 million to purchase property, plant and equipment partially offset by $78 million of proceeds from the sale of real estate and other assets.
Cash Used in Financing Activities of Continuing Operations. We used $894 million of cash in support of financing activities of continuing operations in fiscal 2014, including $477 million to pay dividends on Leidos stock ($342 million from our special cash dividend), $152 million to pay off notes assumed as part of the acquisition of Plainfield (an additional $13 million of costs to pay off these notes was included in cash flows from operating activities), and $319 million to repurchase shares of our stock primarily from the accelerated stock repurchase program, offset by consideration received of $38 million related to the real estate financing transaction and $13 million in proceeds from the sale of stock under our employee stock purchase plan (ESSP) and exercises of stock options. New SAIC received proceeds from the issuance of debt of $500 million, prior to the spin-off, and retained the debt obligation after spin-off.
We used $718 million of cash from financing activities of continuing operations in fiscal 2013, including $550 million to settle a note payable at maturity, $165 million to pay dividends on Leidos stock and $22 million to repurchase shares of Leidos stock, partially offset by $19 million in proceeds from the sale of stock under our ESPP.
We used $447 million of cash from financing activities of continuing operations in fiscal 2012, including $471 million to repurchase shares of Leidos stock partially offset by $27 million in proceeds from the sale of stock under our ESPP and exercises of stock options.
Cash Flows from Discontinued Operations.
Cash Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations decreased $194 million in fiscal 2014 as compared to fiscal 2013, due to a decrease in net income of $121 million, a $17 million tax settlement on the gain from the sale of certain components of our business in fiscal 2013, and an increase in payments for separation transaction costs. Cash flows provided by operating activities of discontinued operations was $308 million in fiscal 2013, which was comparable to $314 million in fiscal 2012. The change was primarily driven by the decrease in net income.

Leidos Holdings, Inc. Annual Report 45

PART II

Cash (Used in) provided by Investing Activities of Discontinued Operations. Cash flows used in investing activities of discontinued operations were $17 million for fiscal 2014 for the purchase of property, plant, and equipment. Cash flows provided by investing activities of discontinued operations were $42 million for fiscal 2013, including $51 million of proceeds from the sale of certain components of our business offset by $9 million for the purchase of property, plant, and equipment. Cash flows provided by investing of discontinued operations were $157 million for fiscal 2012, including net proceeds of $167 million from the sale of certain components of our business offset by $9 million for the purchase of property, plant, and equipment.
Cash Used in Financing Activities of Discontinued Operations. Cash flows used in financing activities of discontinued operations were $4 million and $2 million for fiscal 2013 and 2012, respectively, from repayments of debt.
Leidos, Inc.'s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to changes in interest payments (which reduce cash flows from operating activities of Leidos, Inc.) made by Leidos, Inc. on its note to Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos).
Leidos, Inc. used cash in investing activities of $486 million in fiscal 2014, including repayments on its related party note with Leidos of $501 million, partially offset by proceeds from the related party note with Leidos of $13 million. Leidos, Inc. used cash in financing activities of continuing operations of $718 million in fiscal 2013, including repayments on its note with Leidos of $411 million partially offset by proceeds from the note of $244 million. In addition, Leidos, Inc. used $550 million in cash to settle a third-party note payable at maturity (as described above in Leidos' cash used in financing activities of continuing operations). Leidos, Inc. used cash in financing activities of $444 million in fiscal 2012, including repayments on its note payable with Leidos of $1.1 billion, partially offset by proceeds from the note payable of $638 million.
Special Cash Dividend
In March 2013, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013.
Stock Repurchase Programs
In December 2013, our board of directors authorized a stock repurchase program (2013 Stock Repurchase Program) under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaces the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
In December 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution, whereby we paid an aggregate of $300 million and received an initial delivery of approximately 5.6 million shares of Leidos outstanding shares of common stock during the fourth quarter of fiscal 2014, or approximately 85% of the total shares expected to be repurchased under the ASR. The final delivery of the remaining shares under the program was completed in the first quarter of fiscal 2015.

Leidos Holdings, Inc. Annual Report 46

PART II

Outstanding Indebtedness
Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

			January 31
	Stated interest rate	Effective interest rate	2014	2013
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	40	2
Total notes payable and long-term debt			1,333	1,295
Less current portion			2	—
Total notes payable and long-term debt, net of current portion			$1,331	$1,295
Fair value of notes payable and long-term debt			$1,350	$1,390
The notes payable outstanding as of January 31, 2014 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 31, 2014. For additional information on our notes payable and long-term debt, see Note 7 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Credit Facility. Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2014, we extended the maturity date of the credit facility for one additional year, to March 2017, as provided for in the terms of the credit facility. As of January 31, 2014 and 2013, there were no borrowings outstanding under the credit facility, and we had $750 million of available borrowing capacity. The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During fiscal 2014, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with our separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. As of January 31, 2014, we were in compliance with all covenants under the credit facility. A failure to meet the financial covenants in the future could reduce our borrowing capacity under the credit facility. For additional information on our credit facility, see Note 6 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 47

PART II

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 18 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
The following table summarizes, as of January 31, 2014, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	2020 & Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,618	$75	$75	$75	$76	$75	$2,242
Operating lease obligations (2)	488	95	91	76	64	53	109
Capital lease obligations	3	1	1	1	—	—	—
Other long-term liabilities (3)	50	14	11	6	6	6	7
Total contractual obligations	$3,159	$185	$178	$158	$146	$134	$2,358

(1)
Includes total interest payments on our outstanding debt of $73 million in each fiscal year 2015, 2017, and 2019, $74 million in fiscal year 2016 and 2018 and $914 million in fiscal 2020 and thereafter.

(2)	Excludes $12 million related to an operating lease on a contract with the Greek government as we are not obligated to make the lease payments to the lessee if our customer defaults on payments to us.

(3)
Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see Note 13 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $12 million as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 17 and 18 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 48

PART II

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared by management on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.
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
Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method. The completed contract method is utilized when reasonable and reliable cost estimates for a project cannot be made.
Time-and-materials contracts—Revenue is recognized on time-and-materials contracts based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.
Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which we measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.
Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as we become contractually entitled to reimbursement of costs and the applicable fees.
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

Leidos Holdings, Inc. Annual Report 49

PART II

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
We provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer. Un-priced change orders are included in revenue when they are probable of recovery in an amount at least equal to the cost.
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
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating income by $21 million ($0.15 per diluted share) for fiscal 2014 and increased operating income by $19 million ($0.12 per diluted share), and $28 million ($0.20 per diluted share) for fiscal 2013 and fiscal 2012, respectively.
Receivables. Our accounts receivable include amounts billed and currently due from customers and unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Contract retentions are billed when we have negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. We extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 31, 2014, we had outstanding receivables of $39 million related to one construction project with deferred payment terms, which is expected to be collected in fiscal 2015. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Business Combinations and Goodwill and Intangible Assets Impairment. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.
We review goodwill for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in previous assessments and changes in business environment. When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance, and other events relevant to the reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its

Leidos Holdings, Inc. Annual Report 50

PART II

carrying amount. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount a quantitative two step goodwill impairment test is performed.
The first step of the quantitative test consists of comparing the estimated fair value of each reporting unit to its carrying value. If the estimated fair value of a reporting unit is more than its carrying value, including allocated goodwill, no further analysis required. If the estimated fair value of a reporting unit is less than its carrying value, including allocated goodwill, a second step is performed to compute the impairment loss by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.
We estimate the fair value of each reporting unit using both market and income approaches. The market approach is a valuation technique where the fair value is calculated based on market prices realized from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to certain financial metrics of comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors. The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in our estimation of fair values are developed by management based on incorporating adjustments that reflect known business and market considerations.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, particularly related to future operating results and cash flows. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and identification of appropriate market comparable data. The fair values of our reporting units are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumption could adversely impact our conclusion and actual future results may differ from the estimates. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment.
Our fiscal 2014 annual goodwill impairment analysis indicated the estimated fair value of all of our reporting units exceeded their carrying value. The estimated fair value of our Health Solutions reporting unit exceeded its book value by approximately 20% and all other reporting units’ fair values were substantially in excess of their carrying values. Accordingly, no goodwill impairment charges were recorded. The carrying value of goodwill as of January 31, 2014 was $1.7 billion. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. Government reimbursements, including reductions in Medicare reimbursements which in turn impact hospital IT spending. Adverse changes in fiscal and economic conditions, such as the manner in which the budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill and/or other intangibles. Also adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangibles.
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2014 we recognized intangible asset impairment charges of $51 million in continuing operations. In fiscal 2013 and 2012, we did not recognize any intangible asset impairment charges in continuing operations. The carrying value of intangible assets as of January 31, 2014 was $94 million.

Leidos Holdings, Inc. Annual Report 51

PART II

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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.
We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 12 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Stock-Based Compensation. We account for stock-based compensation in accordance with the accounting standard for stock compensation. Under the fair value recognition provisions of this standard, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the volatility of Leidos common stock. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
Prior to our separation transaction, the expected term of all awards granted was derived from our historical experience with the exception of awards granted to our outside directors prior to fiscal 2013 which were derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment.” Expected volatility was based on an average of the historical volatility of Leidos' stock and the implied volatility from traded options on Leidos stock. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. We used historical data to estimate forfeitures.
After the separation transaction, the expected term for all awards granted is derived utilizing the “simplified” method due to the lack of historical experience post separation. Expected volatility is estimated based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term. We will continue to use peer group volatility information, until historical volatility of the Company is relevant, to measure expected volatility for future option grants. The risk-free rate is derived in same manner as prior to the separation transaction. We use historical data to estimate forfeitures.

For fiscal 2014 we assumed weighted average volatilities of 25.0% for awards granted prior to the separation transaction and 30.1% for awards granted after the separation transaction. Weighted average volatilities of 24.5% and 23.4% were assumed for fiscal 2013 and 2012 respectively. If other assumptions are held constant, an increase or decrease by 10% in our fiscal 2014 volatility assumptions would have changed the grant-date fair value of our fiscal 2014 option awards by approximately 54% for awards prior to the separation transaction and approximately 36% for awards post separation.

Leidos Holdings, Inc. Annual Report 52

PART II

Non-GAAP Financial Measures
In this Annual Report on Form 10-K, we refer to internal revenue growth (contraction) percentage, which is a non-GAAP financial measure that we reconcile to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) percentage by comparing our reported revenue for the current year to the revenue for the prior year adjusted to include the actual revenue of acquired businesses for the comparable prior year before acquisition. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue.
We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the combined enterprise post-acquisition is an important measurement. In addition, as a means of rewarding the successful integration and growth of acquired businesses, and not acquisitions themselves, incentive compensation for our senior management is based, in part, on achievement of revenue targets linked to internal revenue growth.
The limitation of this non-GAAP financial measure as compared to the most directly comparable GAAP financial measure is that internal revenue growth (contraction) percentage is one of two components of the total revenue growth (contraction) percentage, which is the most directly comparable GAAP financial measure. We address this limitation by presenting the total revenue growth (contraction) percentage next to or near disclosures of internal revenue growth (contraction) percentage. This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) percentage is not necessarily comparable to similarly titled financial measures presented by other companies. Internal revenue growth (contraction) percentages for fiscal 2014, 2013 and 2012 were calculated as follows:

Leidos Holdings, Inc. Annual Report 53

PART II

	Year Ended January 31
	2014	2013	2012
	(dollars in millions)
Health and Engineering:
Prior fiscal year’s revenues, as reported	$1,825	$1,612	$1,433
Revenues of acquired businesses for the comparable prior year period	145	177	132
Prior fiscal year’s revenues, as adjusted	$1,970	$1,789	$1,565
Current fiscal year’s revenues, as reported	1,735	1,825	1,612
Internal revenue growth (contraction)	$(235)	$36	$47
Internal revenue growth (contraction) percentage	(12)%	2%	3%
National Security Solutions:
Prior fiscal year’s revenues, as reported	$4,650	$4,618	$4,404
Revenues of acquired businesses for the comparable prior year period	—	—	—
Prior fiscal year’s revenues, as adjusted	$4,650	$4,618	$4,404
Current fiscal year’s revenues, as reported	4,049	4,650	4,618
Internal revenue growth (contraction)	$(601)	$32	$214
Internal revenue growth (contraction) percentage	(13)%	1%	5%
Total*:
Prior fiscal year’s revenues, as reported	$6,469	$5,836	$5,990
Revenues of acquired businesses for the comparable prior year period	145	177	132
Prior fiscal year’s revenues, as adjusted	$6,614	$6,013	$6,122
Current fiscal year’s revenues, as reported	5,772	6,469	5,836
Internal revenue growth (contraction)	$(842)	$456	$(286)
Internal revenue growth (contraction) percentage	(13)%	8%	(5)%
* Total revenues include amounts related to Corporate and Other intersegment eliminations.
Recently Adopted and Issued Accounting Pronouncements
Accounting Standards Updates Adopted
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-08: Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. This standard allows companies the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the two-step quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the quantitative two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance on February 1, 2012 and elected to use the optional initial qualitative evaluation for certain reporting units in our fiscal 2014 annual goodwill impairment assessment.
In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This standard requires additional disclosures about financial instruments (i.e. sales and repurchase agreements, securities borrowing and lending agreements) and derivative instruments that are either offset in accordance with existing accounting literature (i.e. ASC 21-20 or ASC 815-10) or subject to an enforceable master netting arrangement or similar agreement. The standard is effective for annual periods beginning after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2011-11 did not have a material effect on our financial statement disclosures.
In July 2012, the FASB issued ASU No. 2012-02: Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This standard provides revised guidance to simplify the testing of indefinite-lived intangible assets for impairment. The standard now includes an option for a company to first assess qualitative

Leidos Holdings, Inc. Annual Report 54

PART II

factors to determine whether it is necessary to perform a quantitative impairment test. The standard is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this standard in fiscal 2014 and continue to use the quantitative approach for testing impairment of indefinite-lived intangible assets.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. The standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We adopted this standard in fiscal 2014 and elected to disclose reclassification adjustments out of accumulated other comprehensive income in our combined notes to consolidated financial statements (see Note 9).

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. In accordance with this Update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. An entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We elected to early adopt the provisions of ASU 2013-11 and it did not have a material effect on our financial position, results of operations or cash flows.
During the fiscal years presented, we adopted various accounting standards issued by the FASB, none of which had a material effect on our consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In February 2013, the FASB issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the provisions of ASU 2013-04 to have a material effect on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the provisions of ASU 2013-05 to have a material effect on our financial position, results of operations or cash flows.

Leidos Holdings, Inc. Annual Report 55

PART II

Effects of Inflation
Approximately 47% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. The following information about our market sensitive financial instruments contains forward-looking statements.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investments and long-term debt obligations. We have established an investment policy that prioritizes our objectives to minimize principal exposure, maximize liquidity and generate after-tax returns. This policy establishes guidelines regarding acceptability of instruments and maximum maturity dates and requires diversification in the investment portfolios by establishing maximum amounts that may be invested in designated instruments and issuers. Our policy authorizes, with board of directors’ approval, the limited use of derivative instruments to hedge specific interest rate risks.
The table below provides information about our financial instruments at January 31, 2014 that are sensitive to changes in interest rates. For debt obligations and short-term investments, the table presents principal cash flows in U.S. dollars and related weighted average interest rates by expected maturity dates. We held no variable rate short-term and long-term debt obligations at January 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value as of January 31, 2014
	(dollars in millions)
Assets:
Cash and cash equivalents	$430	$—	$—	$—	$—	$—	$430	$430
Average interest rate	—	—	—	—	—	—
Liabilities:
Short-term and long-term debt:
Fixed rate	$3	$2	$3	$2	$2	$1,328	$1,340	$1,350
Weighted average interest rate	3.5%	3.4%	3.4%	3.7%	3.7%	5.5%

At January 31, 2014 and 2013, our cash and cash equivalents included investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that had original maturities of three months or less, and bank deposits. A 10% unfavorable interest rate movement would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.
Foreign Currency Risk. Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. Our foreign operations are immaterial and we do not expect this risk to have a material impact.

Leidos Holdings, Inc. Annual Report 56

PART II

Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Leidos' and Leidos, Inc.'s internal control over financial reporting as of January 31, 2014 based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2014 and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s reports on our internal control over financial reporting are set forth below.

Leidos Holdings, Inc. Annual Report 57

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2014 of the Company and our report dated March 27, 2014, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 27, 2014

Leidos Holdings, Inc. Annual Report 58

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos, Inc. and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2014, of the Company and our report dated March 27, 2014, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 27, 2014

Leidos Holdings, Inc. Annual Report 59

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Annual Report 60

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have adopted a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of January 31, 2014 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,794,630	(2)	$40.33	(3)	14,866,660	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	4,794,630		$—	(3)	14,866,660

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)
Includes shares of Leidos common stock issuable pursuant to dividend equivalent rights and shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares of stock issuable pursuant to dividend equivalent rights, which will not require any payment upon issuance of those shares.

Leidos Holdings, Inc. Annual Report 61

PART III

(4)
Represents 11,093,671 shares of Leidos common stock under the 2006 Employee Stock Purchase Plan and 3,772,989 shares of Leidos common stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 2.3 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 2.3 million shares, (ii) two percent of the number of shares of Leidos common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

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
Summary of the Stock Compensation Plans
The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of Leidos stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However, only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. We intend to limit participants of the Management Stock Compensation Plan to individuals that would permit the plan to be treated as a “top hat” plan under applicable Internal Revenue Service and Department of Labor Regulations.
The awarding authority (as appointed by our board of directors) designates those key employees receiving awards and the number of share units to be awarded. Each share unit generally corresponds to one share of stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of stock represented by the share units. We have established a trust which enables us to transfer shares of Leidos stock into the trust for purposes of funding the Stock Compensation Plans’ obligations. The trust, which is maintained by Vanguard Fiduciary Trust Company as trustee under a trust agreement between the trustee and us, is a special type of trust known as a rabbi trust. In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency.
The awarding authority will establish a vesting schedule of not more than seven years for each award. Awards will generally vest 100% at the end of the fourth year following the date of award. The death of a participant or a change in control of us will result in full vesting of an award. A participant will forfeit any unvested portions of the account if the participant’s employment terminates for any reason other than death. We receive the benefit of forfeited amounts to satisfy future awards under the Stock Compensation Plans.
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

Leidos Holdings, Inc. Annual Report 62

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2014 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 63

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report:
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.
3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Distribution Agreement dated September 25, 2013. Incorporated by referenced to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on From 8-K filed with the SEC on October 1, 2013.

3.4	Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

4.1
Indenture dated June 28, 2002 between Leidos, Inc. and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on July 3, 2002 with the SEC. (SEC File No. 000-12771)

4.2
First Supplemental Indenture, dated October 13, 2006, by and among Leidos, Inc., Leidos Holdings, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on October 17, 2006 with the SEC. (SEC File No. 001-33072)

4.3
Indenture dated as of December 20, 2010, among Leidos Holdings, Inc., Leidos, Inc., and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed on December 22, 2010 with the SEC.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.2*	Leidos, Inc. Stock Compensation Plan.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan.

10.4*	Leidos, Inc. Keystaff Deferral Plan.

10.5*	Leidos, Inc.’s Key Executive Stock Deferral Plan.

10.6*	Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan.

10.7*	Leidos, Inc.’s 401(k) Excess Deferral Plan.

10.8*
Form of Stock Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

Leidos Holdings, Inc. Annual Report 64

PART IV

Exhibit Number	Description of Exhibit
10.9*
Form of Stock Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 as filed on December 9, 2009 with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.11*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.12*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011 as filed on June 3 2011 with the SEC.

10.13*
Form of Amendment to Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012). Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012 as filed on June 1, 2012 with the SEC.

10.14*	Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.15*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.16*	Form of Restricted Unit Award Agreement (Management) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.17*
Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 as filed on June 4, 2010 with the SEC.

10.18
Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Leidos Holdings, Inc., as borrower, Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K as filed on March 15, 2011 with the SEC.

10.19*
Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2007 as filed on June 7, 2007 with the SEC (SEC File No. 001-33072).

10.20*	Form of Severance Protection Agreement.

10.21*
Employment Letter Agreement dated February 29, 2012, to John P. Jumper. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.22*	Stock Offer Letter dated February 29, 2012 to John P. Jumper. Incorporated by reference to Exhibit 10.2 to Leidos Holdings, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

10.23
Deferred Prosecution Agreement between Leidos, Inc. and the U.S. Attorney’s Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2012 with the SEC.

10.24
Administrative Agreement between Leidos, Inc. and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2012 with the SEC.

10.25	Employee Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.26	Tax Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.27	Transition Services Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

Leidos Holdings, Inc. Annual Report 65

PART IV

Exhibit Number	Description of Exhibit
10.28
Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2013.

10.29††	Confirmation, dated December 13, 2013, regarding Issuer Forward Repurchase Transaction between Leidos Holdings, Inc. and Bank of America, N.A.

21	Subsidiaries of Registrants.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Patent License and Assignment Agreement dated as of August 12, 2005 between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.2†
Amendment No. 1 dated as of November 2, 2006 to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.3
Amendment No. 2 dated as of March 12, 2008 to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

99.4†
Professional Services Contract effective September 7, 1999 between Leidos, Inc. and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010 with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits.

††	Confidential treatment has been requested with respect to certain portions of this exhibit.

Leidos Holdings, Inc. Annual Report 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer
Dated: March 27, 2014

Leidos, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer
Dated: March 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of Leidos Holdings, Inc. and Leidos, Inc., in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John P. Jumper	Principal Executive Officer and Chair of the Board	March 27, 2014
John P. Jumper

/s/ Mark W. Sopp	Principal Financial Officer	March 27, 2014
Mark W. Sopp

/s/ Kenneth P. Sharp	Principal Accounting Officer	March 27, 2014
Kenneth P. Sharp

/s/ David G. Fubini	Director	March 27, 2014
David G. Fubini

/s/ John J. Hamre	Director	March 27, 2014
John J. Hamre

/s/ Miriam E. John	Director	March 27, 2014
Miriam E. John

/s/ Anita K. Jones	Director	March 27, 2014
Anita K. Jones

/s/ Harry M. J. Kraemer, Jr.	Director	March 27, 2014
Harry M. J. Kraemer, Jr.

/s/ Lawrence C. Nussdorf	Director	March 27, 2014
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	March 27, 2014
Robert S. Shapard

/s/ Noel B. Williams	Director	March 27, 2014
Noel B. Williams

Leidos Holdings, Inc. Annual Report 67

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report F-1

LEIDOS HOLDINGS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos Holdings, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 27, 2014

Leidos Holdings, Inc. Annual Report F-2

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$430	$735
Receivables, net	1,088	1,166
Inventory, prepaid expenses and other current assets	256	333
Assets of discontinued operations	20	1,383
Total current assets	1,794	3,617
Property, plant and equipment, net	483	286
Intangible assets, net	94	178
Goodwill	1,704	1,704
Deferred income taxes	15	12
Other assets	72	78
	$4,162	$5,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$716	$782
Accrued payroll and employee benefits	286	353
Notes payable and long-term debt, current portion	2	—
Liabilities of discontinued operations	5	657
Total current liabilities	1,009	1,792
Notes payable and long-term debt, net of current portion	1,331	1,295
Other long-term liabilities	227	170
Commitments and contingencies (Notes 14, 17 and 18)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at January 31, 2014 and 2013	—	—
Common stock, $.0001 par value, 500 million shares authorized, 80 million and 86 million shares issued and outstanding at January 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	1,576	2,110
Retained earnings	25	510
Accumulated other comprehensive loss	(6)	(2)
Total stockholders’ equity	1,595	2,618
	$4,162	$5,875

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-3

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2014	2013	2012
	(in millions, except per share amounts)
Revenues	$5,772	$6,469	$5,836
Costs and expenses:
Cost of revenues	5,006	5,564	5,351
Selling, general and administrative expenses	442	469	543
Bad debt expense	44	2	—
Intangible asset impairment charges	51	—	—
Separation transaction and restructuring expenses	65	11	—
Operating income (loss)	164	423	(58)
Non-operating income (expense):
Interest income	15	9	5
Interest expense	(83)	(93)	(114)
Other (expense) income, net	(8)	8	5
Income (loss) from continuing operations before income taxes	88	347	(162)
Income tax expense	(4)	(23)	(73)
Income (loss) from continuing operations	84	324	(235)
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	140	329	486
Income tax expense	(60)	(128)	(192)
Income from discontinued operations	80	201	294
Net income	$164	$525	$59
Earnings per share (Note 10):
Basic:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)
Income from discontinued operations	0.96	2.37	3.48
	$1.94	$6.19	$0.68
Diluted:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)
Income from discontinued operations	0.96	2.37	3.48
	$1.94	$6.19	$0.68

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-4

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2014	2013	2012
	(in millions)
Net income	$164	$525	$59
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(1)	8
Deferred taxes	—	1	(4)
Foreign currency translation adjustments, net of tax	—	—	4
Reclassification of realized loss on settled derivative instruments to net income	—	—	1
Deferred taxes	—	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—
Pension liability adjustments	(6)	14	(13)
Deferred taxes	2	(5)	5
Pension liability adjustments, net of tax	(4)	9	(8)
Total other comprehensive (loss) income, net of tax	(4)	9	(4)
Comprehensive income	$160	$534	$55

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-5

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
	(in millions, except for per share amounts)
Balance at January 31, 2011	90	—	$2,090	$408	$(7)	$2,491
Net income	—	—	—	59	—	59
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Issuances of stock (less forfeitures)	2	—	44	—	—	44
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	(7)	—	(175)	(303)	—	(478)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation (including discontinued operations of $30 million)	—	—	85	—	—	85
Balance at January 31, 2012	85	—	2,028	164	(11)	2,181
Net income	—	—	—	525	—	525
Other comprehensive income, net of tax	—	—	—	—	9	9
Issuances of stock (less forfeitures)	1	—	24	—	—	24
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	—	—	(10)	(12)	—	(22)
Cash dividends of $1.92 per common share	—	—	—	(167)	—	(167)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation (including discontinued operations of $31 million)	—	—	84	—	—	84
Balance at January 31, 2013	86	—	2,110	510	(2)	2,618
Net income	—	—	—	164	—	164
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Issuances of stock (less forfeitures)	—	—	33	—	—	33
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	(6)	—	(165)	(154)	—	(319)
Cash dividends of $1.60 per common share	—	—	—	(139)	—	(139)
Special cash dividend of $4.00 per share	—	—	—	(356)	—	(356)
Adjustments for income tax benefits from stock-based compensation	—	—	(11)	—	—	(11)
Stock-based compensation (including discontinued operations of $21 million)	—	—	76	—	—	76
Dividend received, net of contribution paid, from the spin-off of New SAIC	—	—	269	—	—	269
Spin-off of New SAIC	—	—	(736)	—	—	(736)
Balance at January 31, 2014	80	—	$1,576	$25	$(6)	$1,595
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-6

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$164	$525	$59
Income from discontinued operations	(80)	(201)	(294)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	81	92	88
Stock-based compensation	55	53	55
Intangible asset impairment charges	51	—	—
Bad debt expense	44	2	—
Restructuring charges, net	17	2	—
Net gain on sales and disposals of assets	(8)	(6)	(27)
Other	10	4	(1)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, resulting from changes in:
Receivables	(67)	228	(112)
Inventory, prepaid expenses and other current assets	55	(52)	(52)
Deferred income taxes	(38)	67	(8)
Other assets	19	(10)	(23)
Accounts payable and accrued liabilities	(88)	(695)	692
Accrued payroll and employee benefits	(65)	26	11
Income taxes receivable/payable	43	—	5
Other long-term liabilities	2	1	7
Total cash flows provided by operating activities of continuing operations	195	36	400
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(53)	(39)	(56)
Acquisitions of businesses, net of cash acquired of $0, $9 and $5 in fiscal 2014, 2013 and 2012, respectively	(3)	(483)	(218)
Net proceeds (payments) for purchase price adjustments related to prior year acquisitions	—	1	(4)
Proceeds from sale of assets	65	2	78
Net proceeds of cost method investments	12	—	2
Dividend received from the spin-off of New SAIC	295	—	—
Contribution paid related to the spin-off of New SAIC	(26)	—	—
Other	7	—	(1)
Total cash flows provided by (used in) investing activities of continuing operations	297	(519)	(199)

Leidos Holdings, Inc. Annual Report F-7

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(152)	(550)	(1)
Payments for deferred financing costs	(5)	—	—
Payment from New SAIC for deferred financing costs	5	—	—
Proceeds from real estate financing transaction	38	—	—
Proceeds from debt issuance	500	—	—
Distribution of debt to New SAIC	(500)	—	—
Sales of stock and exercises of stock options	13	19	27
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	(319)	(22)	(471)
Dividends payments	(477)	(165)	—
Other	3	—	(2)
Total cash flows used in financing activities of continuing operations	(894)	(718)	(447)
Decrease in cash and cash equivalents from continuing operations	(402)	(1,201)	(246)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	114	308	314
Cash (used in) provided by investing activities of discontinued operations	(17)	42	157
Cash used in financing activities of discontinued operations	—	(4)	(2)
Increase in cash and cash equivalents from discontinued operations	97	346	469
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	1
Total (decrease) increase in cash and cash equivalents	(305)	(855)	224
Cash and cash equivalents at beginning of year	735	1,590	1,366
Cash and cash equivalents at end of year	$430	$735	$1,590
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-8

LEIDOS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos, Inc. and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 27, 2014

Leidos Holdings, Inc. Annual Report F-9

LEIDOS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$430	$735
Receivables, net	1,088	1,166
Inventory, prepaid expenses and other current assets	256	333
Assets of discontinued operations	20	1,383
Total current assets	1,794	3,617
Property, plant and equipment, net	483	286
Intangible assets, net	94	178
Goodwill	1,704	1,704
Deferred income taxes	15	12
Other assets	72	78
Note receivable from Leidos Holdings, Inc. (Note 8)	1,137	—
	$5,299	$5,875
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$716	$782
Accrued payroll and employee benefits	286	353
Notes payable and long-term debt, current portion	2	—
Liabilities of discontinued operations	5	657
Total current liabilities	1,009	1,792
Notes payable and long-term debt, net of current portion	1,331	1,295
Note payable to Leidos, Holdings, Inc. (Note 8)	—	22
Other long-term liabilities	227	170
Commitments and contingencies (Notes 14, 17 and 18)
Stockholders' equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at January 31, 2014 and 2013	—	—
Additional paid-in capital	207	233
Retained earnings	2,531	2,365
Accumulated other comprehensive loss	(6)	(2)
Total stockholders' equity	2,732	2,596
	$5,299	$5,875

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-10

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended January 31
	2014	2013	2012
	(in millions)
Revenues	$5,772	$6,469	$5,836
Costs and expenses:
Cost of revenues	5,006	5,564	5,351
Selling, general and administrative expenses	442	469	543
Bad debt expense	44	2	—
Intangible asset impairment charges	51	—	—
Separation transaction and restructuring expenses	65	11	—
Operating income (loss)	164	423	(58)
Non-operating income (expense):
Interest income	19	10	5
Interest expense	(83)	(93)	(119)
Other (expense) income, net	(8)	8	5
Income (loss) from continuing operations before income taxes	92	348	(167)
Income tax expense	(6)	(23)	(71)
Income (loss) from continuing operations	86	325	(238)
Discontinued operations (Note 2):
Income from discontinued operations before income taxes	140	329	486
Income tax expense	(60)	(128)	(192)
Income from discontinued operations	80	201	294
Net income	$166	$526	$56

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-11

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31
	2014	2013	2012
	(in millions)
Net income	$166	$526	$56
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(1)	8
Deferred taxes	—	1	(4)
Foreign currency translation adjustments, net of tax	—	—	4
Reclassification of realized loss on settled derivative instruments to net income	—	—	1
Deferred taxes	—	—	(1)
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—
Pension liability adjustments	(6)	14	(13)
Deferred taxes	2	(5)	5
Pension liability adjustments, net of tax	(4)	9	(8)
Total other comprehensive (loss) income, net of tax	(4)	9	(4)
Comprehensive income	$162	$535	$52

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-12

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2011	5,000	$233	$1,783	$(7)	$2,009
Net income	—	—	56	—	56
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2012	5,000	233	1,839	(11)	2,061
Net income	—	—	526	—	526
Other comprehensive income, net of tax	—	—	—	9	9
Balance at January 31, 2013	5,000	233	2,365	(2)	2,596
Net income	—	—	166	—	166
Contribution paid related to the spin-off of New SAIC	—	(26)	—	—	(26)
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2014	5,000	$207	$2,531	$(6)	$2,732

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-13

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash flows from operating activities of continuing operations:
Net income	$166	$526	$56
Income from discontinued operations	(80)	(201)	(294)
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	81	92	88
Stock-based compensation	55	53	55
Intangible asset impairment charges	51	—	—
Bad debt expense	44	2	—
Restructuring charges, net	17	2	—
Net gain on sales and disposals of assets	(8)	(6)	(27)
Other	8	3	(1)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, resulting from changes in:
Receivables	(67)	228	(112)
Inventory, prepaid expenses and other current assets	55	(52)	(52)
Deferred income taxes	(38)	67	(8)
Other assets	19	(10)	(23)
Accounts payable and accrued liabilities	(88)	(695)	692
Accrued payroll and employee benefits	(65)	26	11
Income taxes receivable/payable	43	—	5
Other long-term liabilities	2	1	7
Total cash flows provided by operating activities of continuing operations	195	36	397
Cash flows from investing activities of continuing operations:
Proceeds from note payable to Leidos Holdings, Inc.	13	—	—
Payments on note payable to Leidos Holdings, Inc.	(501)	—	—
Expenditures for property, plant and equipment	(53)	(39)	(56)
Acquisitions of businesses, net of cash acquired of $0, $9 and $5 in fiscal 2014, 2013 and 2012, respectively	(3)	(483)	(218)
Net proceeds (payments) for purchase price adjustments related to prior year acquisitions	—	1	(4)
Proceeds from sale of assets	65	2	78
Net proceeds of cost method investments	12	—	2
Contribution paid related to the separation of New SAIC	(26)	—	—
Other	7	—	(1)
Total cash flows used in investing activities of continuing operations	(486)	(519)	(199)

Leidos Holdings, Inc. Annual Report F-14

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash flows from financing activities of continuing operations:
Proceeds from note payable to Leidos Holdings, Inc.	—	244	638
Payments on note payable to Leidos Holdings, Inc.	—	(411)	(1,079)
Payments on notes payable and long-term debt	(152)	(550)	(1)
Payments for deferred financing costs	(5)	—	—
Payment from New SAIC for deferred financing costs	5	—	—
Proceeds from real estate financing transaction	38	—	—
Dividend payments	—	(1)	—
Other	3	—	(2)
Total cash flows used in financing activities of continuing operations	(111)	(718)	(444)
Decrease in cash and cash equivalents from continuing operations	(402)	(1,201)	(246)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	114	308	314
Cash (used in) provided by investing activities of discontinued operations	(17)	42	157
Cash used in financing activities of discontinued operations	—	(4)	(2)
Increase in cash and cash equivalents from discontinued operations	97	346	469
Effect of foreign currency exchange rate changes on cash and cash equivalents	—	—	1
Total (decrease) increase in cash and cash equivalents	(305)	(855)	224
Cash and cash equivalents at beginning of year	735	1,590	1,366
Cash and cash equivalents at end of year	$430	$735	$1,590

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-15

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. (“Leidos”) (formerly known as SAIC, Inc.) is a holding company whose direct 100%-owned subsidiary is Leidos, Inc. (formerly known as Science Applications International Corporation), a company focused on delivering science and technology solutions primarily in the areas of national security, health and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.

On September 27, 2013 (the "Distribution Date"), Leidos completed the spin-off of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Applications International Corporation (“New SAIC”). The separation was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record date. Prior to the Distribution Date, Leidos Holdings, Inc. was named SAIC, Inc. and Leidos, Inc. was named Science Applications International Corporation.

As a result of the spin-off, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to the Company’s continuing operations, unless otherwise noted. See Note 2-Discontinued Operations for further information.
Immediately following the spin-off, Leidos effectuated a one-for-four reverse stock split of its shares of common stock, so that every four shares of Leidos common stock issued and outstanding were combined and converted into one share of Leidos common stock. Each reference to the number of shares outstanding or per share amounts has been adjusted to reflect the reverse stock split for all periods presented.
The consolidated financial statements of Leidos include the accounts of its majority-owned and 100%-owned subsidiaries, including Leidos, Inc. The consolidated financial statements of Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized, and cash from the dividend paid by New SAIC that is held at Leidos for general corporate purposes, including dividend payments and share repurchases. From time to time Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in Leidos' Consolidated Statements of Stockholders’ Equity and results in an increase to the related party note (see Note 8). All intercompany transactions and accounts have been eliminated in consolidation.
These Combined Notes to Consolidated Financial Statements apply to both Leidos and Leidos, Inc. As Leidos consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos.
Reporting Periods
Unless otherwise noted, references to fiscal years are to fiscal years ended January 31, for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods. For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

Leidos Holdings, Inc. Annual Report F-16

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates and assumptions have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.
Separation Transaction and Restructuring Expenses

In anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post-spin-off. During the year ended January 31, 2014, the Company reduced headcount, which resulted in severance costs, and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses, as reflected in the table below.

Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $55 million for the year ended January 31, 2014, and $28 million for the year ended January 31, 2013, respectively, were reclassified as discontinued operations. The separation transaction and restructuring expenses for continuing operations for fiscal 2014 and fiscal 2013 were as follows:

	Year Ended January 31
	2014	2013
	(in millions)
Strategic advisory services	$7	$1
Legal and accounting services	2	—
Lease termination and facility consolidation expenses	46	2
Severance costs	10	8
Separation transaction and restructuring expenses in operating income	65	11
Less: income tax benefit	(25)	(4)
Separation transaction and restructuring expenses, net of tax	$40	$7

For the years ended January 31, 2014 and January 31, 2013, all separation transaction and restructuring expenses for continuing operations were in the Corporate and Other segment. The Company does not expect to incur significant additional other separation transaction and restructuring expenses in fiscal 2015 related to the spin-off transaction.

Leidos Holdings, Inc. Annual Report F-17

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the restructuring liability balance as of January 31, 2014, and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled, and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2013	$8	$2	$10
Charges	10	41	51
Cash payments	(17)	(23)	(40)
Balance as of January 31, 2014	$1	$20	$21
Operating Cycle
The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity (VIE). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and is consequently required to consolidate the VIE.
In fiscal 2012, the Company entered into a fixed price agreement to provide engineering, procurement, and construction services to a special purpose limited liability company (Plainfield Renewable Energy LLC or "Plainfield") for a specific renewable energy project. The Company analyzed this arrangement and determined that Plainfield was a VIE. Prior to the third quarter of fiscal 2014, the VIE was not consolidated by the Company because the Company was not the primary beneficiary.
On October 11, 2013, the Company and Plainfield Renewable Energy Owner, LLC (“project owner”) entered into a consensual foreclosure agreement pursuant to which, the project owners agreed to transfer 100% of the equity interest of Plainfield Renewable Energy Holdings, LLC (“PRE Holdings”) to an indirect wholly owned subsidiary of Leidos in full satisfaction of certain secured obligations owed by the project owner to the Company. Plainfield is a wholly-owned subsidiary of PRE Holdings. As a result of the entry into the foreclosure agreement, the Company determined that it has the power to direct the activities of the VIE and has the right to receive benefits from or the obligation to absorb the losses of the VIE. Accordingly, the Company was deemed the primary beneficiary of the VIE, resulting in the consolidation of Plainfield as of October 11, 2013. See Note 3 - Acquisitions, for further information.
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
Firm-fixed-price contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost

Leidos Holdings, Inc. Annual Report F-18

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method. The completed contract method is utilized when reasonable and reliable cost estimates for a project can not be made.
Time-and-materials contracts—Revenue is recognized on time-and-materials contracts based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.
Fixed-price-level-of-effort contracts (FP-LOE)—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.
Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.
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
The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.
The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2007. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer. Un-priced change orders are included in revenue when they are probable of recovery in an amount at least equal to the cost.
In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors’ products, the Company recognizes as revenue the net management fee

Leidos Holdings, Inc. Annual Report F-19

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating income by $21 million ($0.15 per diluted share) for fiscal 2014 and increased operating income by, $19 million ($0.12 per diluted share) and $28 million ($0.20 per diluted share) for fiscal 2013 and fiscal 2012, respectively.
Receivables
The Company’s accounts receivable include amounts billed and currently due from customers and unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant.
The Company extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. During fiscal 2014, the Company received a $25 million payment from a previously deferred payment on one construction project and recorded bad debt expense in the Company's consolidated statements of income of $41 million related to two different construction projects. In addition, approximately $105 million of the outstanding deferred payment term receivables were used to acquire PRE Holdings under the consensual foreclosure. As of January 31, 2014, the Company had outstanding receivables of $39 million related to one construction project with deferred payment terms, which is expected to be collected in fiscal 2015. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Discontinued Operations
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
Pre-contract Costs
Costs incurred on projects as pre-contract costs are deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized.
Financial Instruments
The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales or purchase contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposures. The policy permits the use of

Leidos Holdings, Inc. Annual Report F-20

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative instruments with certain restrictions. The Company does not hold derivative instruments for trading or speculative purposes.
Fair Value of Financial Instruments
The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). The Company utilizes Level 2 and Level 3 inputs in testing assets for recoverability upon events or changes in circumstances that indicate the carrying value of those assets may not be recoverable.
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, which include cash equivalents and long-term investments in private equity securities, are reasonable estimates of their related fair values. Cash equivalents are recorded at historical cost which equals fair value based on quoted market prices (Level 1 input). Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). The fair value of long-term debt (see Note 7) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 and 3 inputs).
Cash and Cash Equivalents
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less, and bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company's cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).
Restricted Cash
The Company has restricted cash balances, primarily representing advances from a customer, that are restricted as to use for certain expenditures related to that customer’s contract.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 31, 2014, the Company’s cash and cash equivalents bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government, and to a lesser degree, commercial companies.
Investments
Investments in entities and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the entities’ net income or loss and does not consolidate the entities’ assets and liabilities. Equity investments in

Leidos Holdings, Inc. Annual Report F-21

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists of manufactured border, port and mobile security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory. For the years ended January 31, 2014 and January 31, 2013, the Company's inventory balance consisted primarily of inventoried costs relating to long-term contracts.
Property, Plant and Equipment
Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred.
Construction in Progress (CIP) is used to accumulate all costs for projects that are not yet complete. CIP balances are transferred to the appropriate asset account when the asset is capitalized and ready for its intended use.
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-10
Buildings	Straight-line	20-40
Building improvements and leasehold improvements	Straight-line	Shorter of lease term or 25
Office furniture	Straight-line or declining-balance	6-9
Electric generation facility	Straight-line	25

Depreciation expense was $45 million, $55 million, and $56 million for fiscal 2014, 2013 and 2012, respectively.

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows (Level 2 under the accounting standard for fair value measurement).
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, the Company considers factors including but not limited to current macroeconomic conditions, industry and market conditions, cost factors, financial performance, and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely or not that the fair value

Leidos Holdings, Inc. Annual Report F-22

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.
In evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value, which includes the allocated goodwill. If the estimated fair value of a reporting unit is more than its carrying value, including allocated goodwill, no further analysis is required. If the estimated fair value of a reporting unit is less than its carrying value, including allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.
The Company estimates the fair value of each reporting unit using both market and income approaches (Level 3 under the accounting standard for fair value measurement).
The market approach is a valuation technique where the fair value is calculated based on market prices realized from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors.
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital (WACC) for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecast used in the Company’s estimation of fair value was developed by management based on incorporating adjustments that reflect known business and market considerations.
Each model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, discount rates and WACC as well as using available market data. The goodwill impairment test process also requires management to make significant judgments and assumptions, including revenue, profit, expected long-term growth rates and cash flow forecasts, about the reporting units to which goodwill is assigned.
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives.
Intangible assets with finite lives are being amortized over the following periods:

Estimated useful lives (in years)
Customer relationships	5-10
Software and technology	6-15
Other	2-15
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

Leidos Holdings, Inc. Annual Report F-23

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, General and Administrative Expenses
The Company classifies indirect costs incurred within or allocated to its U.S. Government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development (IR&D) expenses.
The Company conducts research and development activities under customer-funded contracts and with company-funded IR&D funds. In fiscal 2014, 2013, and 2012, company-funded IR&D expense was $45 million, $47 million, and $74 million, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize its deferred income tax assets in the future as currently recorded, the Company would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.
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
Special Cash Dividend
In March 2013, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million on June 28, 2013 to stockholders of record on June 14, 2013. See Note 11-Stock Based Compensation, for further information regarding the modifications made to the Company’s outstanding stock options resulting from the special cash dividend. There were no modifications made to the Company’s vesting stock awards and performance-based stock awards as a result of the special dividend.

Leidos Holdings, Inc. Annual Report F-24

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are recognized in the statement of income.
Accounting Standards Updates Adopted
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-08: Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. This standard allows companies the option to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine the likelihood of goodwill impairment. The results of this qualitative assessment determine whether it is necessary to perform the two-step quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a company would be required to perform the quantitative two-step impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on February 1, 2012 and elected to use the optional initial qualitative evaluation for certain reporting units in our fiscal 2014 annual goodwill impairment assessment.
In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This standard requires additional disclosures about financial instruments (i.e. sales and repurchase agreements, securities borrowing and lending agreements) and derivative instruments that are either offset in accordance with existing accounting literature (i.e. ASC 21-20 or ASC 815-10) or subject to an enforceable master netting arrangement or similar agreement. The standard is effective for annual periods beginning after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2011-11 did not have a material effect on the Company's financial statement disclosures.
In July 2012, the FASB issued ASU No. 2012-02: Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This standard provides revised guidance to simplify the testing of indefinite-lived intangible assets for impairment. The standard now includes an option for a company to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The standard is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this standard in fiscal 2014 and continues to use the quantitative approach for testing impairment of indefinite-lived intangible assets.
In February 2013, the FASB issued ASU No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires that public companies present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. The standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this standard in fiscal 2014 and elected to disclose reclassification adjustments out of accumulated other comprehensive income in its combined notes to consolidated financial statements (see Note 9).

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. In accordance with this Update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The

Leidos Holdings, Inc. Annual Report F-25

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. An entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company elected to early adopt the provisions of ASU 2013-11 and it did not have a material effect on the Company's financial position, results of operations or cash flows.
During the fiscal years presented, the Company adopted various accounting standards issued by the FASB, none of which had a material effect on the Company's consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In February 2013, the FASB issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-04 to have a material effect on the Company's consolidated financial position, results of operations or cash flows..
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the provisions of ASU 2013-05 to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Note 2—Discontinued Operations:
Fiscal Year 2014 Dispositions:
Separation of New SAIC

As discussed in Note 1, the Company completed the spin-off of New SAIC on September 27, 2013. In anticipation of this spin-off, the Company entered into a credit agreement in June 2013 as a guarantor that consisted of a unsecured term credit facility of $500 million with New SAIC as the borrower. New SAIC was a subsidiary of Leidos prior to the separation date. On September 26, 2013, New SAIC borrowed $500 million under this term credit facility which was unconditionally guaranteed by the Company. The Company was released from its guaranty on September 27, 2013, the completion date of the separation transaction. At separation, New SAIC made a $295 million dividend payment to Leidos and reimbursed Leidos, Inc. $5 million for financing costs previously advanced to New SAIC to secure the revolving and term credit facility, and Leidos, Inc. made a $26 million capital contribution to New SAIC.

Leidos Holdings, Inc. Annual Report F-26

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The spin-off was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements set forth, among other things, the principal actions needed to be taken in connection with the separation and govern certain aspects of the relationship between the Company and New SAIC following the separation. These agreements generally provide with certain exceptions, that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent, except that unknown liabilities will be shared between the parties in certain circumstances. The agreements also describe the party’s commitments to provide each other with certain services for a limited time to help ensure an orderly transition. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC. Brief descriptions of agreements associated with the spin-off are provided below.

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

Employee Matters Agreement

The Employee Matters Agreement contains agreements as to certain employment, compensation and benefits matters. The Employee Matters Agreement provides for the allocation and treatment of assets and liabilities and responsibilities with respect to certain employee compensation and benefit plans and programs, and certain other employment matters. Generally, New SAIC assumed or retained liabilities relating to New SAIC’s employees and the Company assumed or retained liabilities relating to the Company’s employees. The Employee Matters Agreement also provides for the adjustment of outstanding equity awards to reflect the spin-off and the one-for-four reverse stock split of the Company’s shares.

Tax Matters Agreement

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of the Company and New SAIC after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of the Company, New SAIC has (and will continue to have following the spin-off) joint and several liability with the Company to the IRS for the consolidated U.S. federal income taxes of the Company consolidated group relating to the taxable periods in which New SAIC was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this tax liability for which New SAIC bears responsibility, and the Company agrees to indemnify New SAIC against any amounts for which New SAIC is not responsible.

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

Leidos Holdings, Inc. Annual Report F-27

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Revenues	$2,712	$4,683	$4,632
Costs and expenses:
Cost of revenues	2,447	4,230	4,157
Selling, general and administrative expenses	42	65	63
Bad debt expense	—	2	1
Separation transaction and restructuring expenses	55	28	—
Operating income	$168	$358	$411

The major classes of assets and liabilities included in discontinued operations through the Distribution Date related to the spin-off of New SAIC are presented in the table below:

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

Leidos Holdings, Inc. Annual Report F-28

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fiscal Year 2014 Dispositions

From time-to-time, the Company may dispose or management may commit to plans to dispose of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented. The fiscal 2014 other dispositions were historically included in the Company's National Security Solutions segment.
In August 2013, the Company committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons.
In November 2013, the Company sold a certain component of our business, focused on machine language translation, resulting in an insignificant gain.

In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.

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

Fiscal Year 2012 Dispositions:
In order to better align its business portfolio with its strategy, the Company sold certain components of its business, which were historically included in the Company’s Health and Engineering segment, primarily focused on providing information technology services to international oil and gas companies. The Company received net proceeds of $167 million resulting in a gain on sale before income taxes of $111 million related to this sale.
The pre-sale operating results of the Company's discontinued operations discussed above, excluding the spin-off of New SAIC, for each of the three years ended January 31, 2014 were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Revenues	$16	$77	$189
Costs and expenses:
Cost of revenues	18	65	153
Selling, general and administrative expenses	24	50	56
Intangible asset impairment charges	2	6	18
Operating loss	$(28)	$(44)	$(38)

Operating loss from discontinued operations also includes other activity that is immaterial and not reflected in the table above.

The major classes of assets and liabilities included in discontinued operations through the date of disposal, not including the spin-off of New SAIC, are immaterial for disclosure purposes.

Leidos Holdings, Inc. Annual Report F-29

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Acquisitions:
The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. The Company completed acquisitions during each of the years presented, which individually and in the aggregate were not considered significant business combinations in the year acquired.
Acquisition information for the years presented was as follows:

	Year Ended January 31
	2014	2013	2012
	($ in millions)
Number of acquisitions	1	1	2
Purchase consideration (paid and accrued)	$111	$505	$223
The following table summarizes the fair value (preliminary or final) of goodwill and intangible assets acquired at the date of acquisition as well as the components and weighted average useful lives of the intangible asset:

	2014	2013	2012
	($ in millions)
Goodwill:
Tax deductible goodwill	$—	$—	$30
Non-tax deductible goodwill	—	395	135
Identifiable intangible assets:
Customer relationships (finite-lived)	$—	$62	$28
Other (finite-lived)	3	10	1
Weighted average lives of finite-lived intangibles:
Customer relationships	—	5 years	5 years
Other	12 years	1 year	3 years
All finite-lived intangible assets	12 years	4 years	5 years
Plainfield Renewable Energy Holdings LLC
As described in Note 1, the Company became the primary beneficiary of Plainfield on October 11, 2013, (the "transaction") which required the consolidation of the VIE. The Company also determined that Plainfield met the definition of a business and as such is gaining control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination.
The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the plant). Connecticut Light & Power will purchase approximately 80% of the power produced by the plant based on a 15 years off-take agreement, utilizing the plant's status as a renewable power source. In addition, there are fuel supply agreements with initial terms of 5 to 15 years and minimum purchase requirements either at prevailing market prices or a set price plus a CPI index.
The project was partially financed by the Company’s provision of extended payment terms for certain of its services performed on the project and, at the time of this transaction, the Company had a receivable of $137 million due from Plainfield. The remainder of the project was financed by the Carlyle Group with two secured notes aggregating $148 million, which these notes were assumed by the Company as part of consensual foreclosure. On December 16, 2013, the Company entered into an Early Payoff Agreement with the Carlyle Group to settle the two secured notes totaling $152 million in principal and paid an aggregate of $165 million to fully satisfy its obligation to Carlyle which included principal and interest due on the notes as well as an early termination fee plus an additional interest payment. See Note 7 - Notes Payable and Long-Term Debt, for further information.

Leidos Holdings, Inc. Annual Report F-30

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. The value also contemplated that an energy plant placed into service prior to December 31, 2013, which would allow the Company to apply for a 1603 Cash Grant. The plant was placed into service prior to December 31, 2013 and the Company has subsequently applied for a 1603 Cash Grant. As a result of the transaction, the Company recorded a $32 million loss in the third quarter of fiscal 2014 recorded as bad debt expense in the Company's consolidated statements of income. This was the result of the difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction. In addition, there is contingent consideration of approximately $3 million remaining as of January 31, 2014, of which $2 million will be paid based on the earlier of November 2015 or the successful sale of the plant and the remainder will be paid solely upon the successful sale of the plant.
The aggregate purchase consideration that the Company exchanged for PRE Holdings is as follows (in millions):

Forgiveness of accounts receivable (net of $32 million bad debt expense)	$105
Contingent consideration	6
Total purchase consideration	$111
The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Property, plant and equipment	$248
Other assets	8
Notes payable assumed (net of debt discount)	(148)
Total identifiable net assets acquired	108
Intangible assets	3
Total purchase consideration	$111
The estimated fair values of the Plainfield assets acquired and liabilities assumed are preliminary for tax related matters. From the date of acquisition of Plainfield through January 31, 2014, the Company recognized revenues of $2 million and operating loss of $5 million related to this acquisition.

maxIT Healthcare Holdings, Inc.
In August 2012, the Company acquired 100% of the stock of maxIT Healthcare Holdings, Inc. (maxIT), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition expanded the Company’s commercial consulting practice in electronic health record (EHR) implementation and optimization and strengthened the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. This acquisition was in the Health and Engineering segment. The results of maxIT have been included in the financial statements since the date of acquisition.

Leidos Holdings, Inc. Annual Report F-31

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the maxIT assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$9
Receivables	50
Other assets	24
Accounts payable, accrued liabilities and accrued payroll and employee benefits	(21)
Deferred tax liabilities, net	(24)
Total identifiable net assets acquired	38
Goodwill	395
Intangible assets	72
Total purchase price	$505
Other Acquisitions
The Company’s acquisitions in fiscal 2012 included Vitalize Consulting Solutions, Inc. and Patrick Energy Services, Inc. in the Health and Engineering segment. Vitalize Consulting Solutions, Inc. is a provider of clinical, business and information technology services for healthcare enterprises. This acquisition expanded the Company’s capabilities in both federal and commercial markets to help customers better address EHR implementation and optimization demand. Patrick Energy Services, Inc. is a provider of performance-based transmission and distribution power system solutions. This acquisition enhanced the Company’s energy and smart grid services portfolio by adding additional transmission and distribution engineering services to its existing capabilities.
Note 4—Goodwill and Intangible Assets:
As discussed in Note 16 — Business Segment Information, the Company has the following reportable segments: Health and Engineering (HES) and National Security Solutions (NSS). Corporate reorganizations occurred in fiscal 2014 resulting in transfers of certain operations between the Company's reportable segments. See Note 16 for further information regarding the Corporate reorganizations.
The balance and changes in the carrying amount of goodwill by segment were as follows:

	HES	NSS	Total
	(in millions)
Balance at January 31, 2012	$600	$709	$1,309
Acquisitions	395	—	395
Corporate reorganizations	(10)	10	—
Balance at January 31, 2013	985	719	1,704
Corporate reorganizations	(69)	69	—
Balance at January 31, 2014	$916	$788	$1,704
The carrying value of goodwill by segment at January 31, 2012 has been recast to give effect to the change in reportable segments and for discontinued operations ($491 million for discontinued operations occurring in fiscal 2014). Goodwill corporate reorganizations in fiscal 2014 and 2013 resulted from the transfer of certain operations between reportable segments.

Leidos Holdings, Inc. Annual Report F-32

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2014, the Company evaluated goodwill for potential impairment, at the reporting unit level, at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicated that the carrying value may not be recoverable. Based on a qualitative analysis performed during the Company's annual impairment evaluation for certain of its reporting units, it was determined that it is more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of its reporting units, it was determined that their fair values were in excess of the individual reporting units carrying values. As a result, no goodwill impairments were identified during fiscal 2014. In fiscal 2013 and 2012, the Company performed a quantitative step one analysis of its reporting units and determined there was no goodwill impairment as all of the reporting unit fair values exceeded their carrying values.
Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 31
	2014			2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$102	$(54)	$48	$154	$(57)	$97
Software and technology	65	(36)	29	97	(30)	67
Other	4	(1)	3	1	(1)	—
Total finite-lived intangible assets	171	(91)	80	252	(88)	164
Indefinite-lived intangible assets:
In-process research and development	10	—	10	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	14	—	14	14	—	14
Total intangible assets	$185	$(91)	$94	$266	$(88)	$178
Amortization expense related to amortizable intangible assets was $36 million, $37 million and $32 million for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.
During fiscal 2014, the Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized an impairment loss within intangible asset impairment charges in the Company's condensed consolidated statements of income of $30 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).
During fiscal 2014, the Company determined that certain customer relationship intangible assets associated with the acquisitions of Vitalize and maxIT in fiscal 2012 and 2013, respectively, were not recoverable due to lower projected revenue levels from the associated services and customers. As a result, the Health and Engineering reportable segment recognized an impairment loss within intangible asset impairment charges in the Company's consolidated statements of income of $19 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).

Leidos Holdings, Inc. Annual Report F-33

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized impairment losses for intangible assets of $51 million, including an additional $2 million of other intangible asset impairment charges not described above, for the fiscal year ended January 31, 2014 reported within intangible asset impairment charges in the Company's consolidated statements of income. There were no impairments of intangible assets for fiscal year 2013 and 2012.
The estimated annual amortization expense related to finite-lived intangible assets as of January 31, 2014 was as follows:

Year Ending January 31
(in millions)
2015	$22
2016	20
2017	17
2018	11
2019	6
2020 and thereafter	4
$80
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
Note 5—Composition of Certain Financial Statement Captions:

	January 31
	2014	2013
	(in millions)
Receivables, net:
Billed and billable receivables	$799	$775
Unbillable receivables, including contract retentions	305	397
Less allowance for doubtful accounts	(16)	(6)
	$1,088	$1,166
Inventory, prepaid expenses and other current assets:
Deferred income taxes	$89	$34
Inventories	59	79
Prepaid expenses	34	32
Prepaid income taxes and tax refunds receivable	24	94
Restricted cash	18	51
Assets held for sale	—	30
Other	32	13
	$256	$333

Leidos Holdings, Inc. Annual Report F-34

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31
	2014	2013
	(in millions)
Property, plant and equipment, net:
Electric generation facility	$269	$—
Computers and other equipment	205	268
Leasehold improvements	169	181
Buildings and improvements	113	141
Office furniture and fixtures	44	53
Land	27	27
Construction in progress	—	2
	827	672
Less accumulated depreciation and amortization	(344)	(386)
	$483	$286
Accounts payable and accrued liabilities:
Accrued liabilities	$395	$435
Accounts payable	218	259
Collections in excess of revenues on uncompleted contracts and deferred revenue	103	88
	$716	$782
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$152	$196
Accrued vacation	129	152
Accrued contributions to employee benefit plans	5	5
	$286	$353
Other long-term liabilities:
Deferred tax liabilities	$66	$32
Deferred compensation	38	40
Liabilities for uncertain tax positions	12	24
Accrued pension liabilities	9	8
Other	102	66
	$227	$170

Note 6—Revolving Credit Facility:
Leidos has a revolving credit facility, fully and unconditionally guaranteed by Leidos, Inc., that provides for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2014, the Company extended the maturity date of the credit facility for one additional year, to March 2017, as provided for in the terms of the credit facility. As of January 31, 2014 and 2013, there were no borrowings outstanding under the credit facility.
The revolving credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During fiscal 2014, the financial covenants contained in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company's separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The

Leidos Holdings, Inc. Annual Report F-35

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 31, 2014. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.
Other covenants in the credit facility restrict certain of the Company’s activities, including among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. In addition, the Company's ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in the revolving credit facility.
Note 7—Notes Payable and Long-Term Debt:
The Company’s notes payable and long-term debt consisted of the following for the years presented:

			January 31
	Stated interest rate	Effective interest rate	2014	2013
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	40	2
Total notes payable and long-term debt			1,333	1,295
Less current portion			2	—
Total notes payable and long-term debt, net of current portion			$1,331	$1,295
Fair value of notes payable and long-term debt			$1,350	$1,390
Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The note discounts, deferred debt issuance costs, and the loss on the settlement of related treasury lock contracts are amortized to interest expense (approximately $2 million was amortized in fiscal 2014), which results in an effective interest rate that is higher than the stated interest rate of the notes. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of January 31, 2014.
The Plainfield Renewable Energy Project, as described in Note 3, was financed through two secured notes aggregating $149 million, net of debt discount, provided by affiliates of the Carlyle Group (“Carlyle”). Leidos assumed, in the acquisition of Plainfield, a Note Purchase Agreement between Plainfield and Carlyle, consisting of two secured notes, a Construction Note and a Cash Grant Note in the amount of $81 million and $68 million,

Leidos Holdings, Inc. Annual Report F-36

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, as of the end of the third quarter of fiscal 2014. The Construction Note had a 17.5% stated interest rate, consisting of 8% paid in cash and remainder was accrued over the term of the note and paid at maturity. The Cash Grant Note had a 17.5% stated interest rate, consisting of 6% paid in cash and the remainder was accrued over the term of the note and paid at maturity.
On December 6, 2013, the Company entered into an Early Payoff Agreement (the "Agreement") between Plainfield and Carlyle, under which the Company agreed to pay off, on December 16, 2013, its obligations under the Note Purchase Agreement to include principal and interest due under the Construction Note and Cash Grant Note, an additional interest payment as provided in the Note Purchase Agreement and an early termination fee consisting of a make whole payment. In consideration of the early payment, the Agreement provided for a $6 million discount on the early termination fee and waived the covenants in Note Purchase Agreement. The Company paid $152 million in principal, $7 million of interest, including the additional interest payment, and $6 million in an early termination fee, net of the discount, for a total amount of $165 million. In addition, the unamortized deferred debt issuance costs and debt discount at the time of the pay off of approximately $2 million was expensed and included in "Other income, net" in the Company's consolidated statements of income.
Maturities of notes payable and long-term debt are as follows:

Year Ending January 31	Total
(in millions)
2015	$3
2016	2
2017	3
2018	2
2019	2
2020 and thereafter	1,328
Total principal payments	1,340
Less unamortized discount	7
$1,333
Note 8—Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos’ amended and restated revolving credit facility maturing in fiscal 2018. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.5% notes and $250 million 7.13% notes.
Prior to the spin-off of New SAIC, Leidos fully and unconditionally guaranteed the obligations of New SAIC under its $700 million credit agreement dated June 27, 2013. However, upon completion of the separation transaction on September 27, 2013, the guarantee was released and the credit support surrounding the credit agreement was eliminated.
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of January 31, 2014, the related party note is a note receivable from Leidos Holdings, Inc. to Leidos, Inc. of $1.1 billion which changed from a note payable to Leidos Holdings, Inc. from Leidos, Inc. of $22 million as of January 31, 2013. This change in the related party note primarily represents the distribution of the assets and liabilities of New SAIC of $736 million and the special cash dividend payment made by Leidos, Inc. of approximately $356 million.

Leidos Holdings, Inc. Annual Report F-37

Note 9—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	January 31
	2014	2013
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of January 31, 2014 and 2013, respectively	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of January 31, 2014 and 2013, respectively	(5)	(5)
Unrecognized (loss) gain on defined benefit plan, net of taxes of $2 million and $0 million as of January 31, 2014 and 2013, respectively	(3)	1
Total accumulated other comprehensive loss, net of taxes of $4 million and $2 million as of as of January 31, 2014 and 2013, respectively	$(6)	$(2)
As of January 31, 2014, there is less than $1 million of the unrealized net loss on settled derivative instruments (pre-tax) to be amortized and recognized as interest expense during the next 12 months.

Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, loss on settled derivative instruments and gain on defined benefit plan for the years ended January 31, 2014, and January 31, 2013, respectively, were not material. Reclassifications for foreign currency translation adjustments and loss on settled derivative instruments are recorded in other income, net, and reclassifications for gain on defined benefit plan is recorded in selling, general and administrative expenses.
Note 10—Earnings Per Share (EPS):
The Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities) in calculating EPS using the two-class method.
Unvested stock awards granted prior to fiscal 2013 are participating securities requiring application of the two-class method. In fiscal 2013, the Company began issuing unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method but are dilutive common share equivalents subject to the treasury stock method. Basic EPS is computed by dividing income less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

Leidos Holdings, Inc. Annual Report F-38

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Basic EPS:
Income (loss) from continuing operations, as reported	$84	$324	$(235)
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(7)	—
Income (loss) from continuing operations, for computing basic EPS	$81	$317	$(235)
Net income, as reported	$164	$525	$59
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(11)	(2)
Net income, for computing basic EPS	$161	$514	$57
Diluted EPS:
Income (loss) from continuing operations, as reported	$84	$324	$(235)
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(7)	—
Income (loss) from continuing operations, for computing diluted EPS	$81	$317	$(235)
Net income, as reported	$164	$525	$59
Less: allocation of distributed and undistributed earnings to participating securities	(3)	(11)	(2)
Net income, for computing diluted EPS	$161	$514	$57

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented. The presentation gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	Year Ended January 31
	2014	2013	2012
	(in millions)
Basic weighted average number of shares outstanding	83	83	84
Dilutive common share equivalents—stock options and other stock awards	—	—	—
Diluted weighted average number of shares outstanding	83	83	84

Basic and diluted EPS for the years presented was as follows:

	Year Ended January 31
	2014	2013	2012
Basic:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)
Income from discontinued operations	0.96	2.37	3.48
	$1.94	$6.19	$0.68
Diluted:
Income (loss) from continuing operations	$0.98	$3.82	$(2.80)
Income from discontinued operations	0.96	2.37	3.48
	$1.94	$6.19	$0.68

Leidos Holdings, Inc. Annual Report F-39

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended January 31, 2014, the declared dividends exceeded current year earnings.Therefore, the Company was in a loss position for computing diluted (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.

The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Antidilutive stock options excluded	5	5	5
Vesting stock awards excluded	4	—	—

In December 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. During the fourth quarter, the Company paid $300 million to the financial institution and received an initial delivery of 5.6 million shares of its outstanding shares of common stock. All shares delivered were immediately retired. The final delivery of the remaining shares under the program was completed during the first quarter of fiscal 2015. The final value of the initial shares received on the date of purchase represented 85% of the total shares repurchased under the ASR or approximately $255 million which was allocated between additional paid in capital and retained earnings. The Company recorded the remaining $45 million as a forward contract indexed to its common stock in additional paid in capital. The total amount of shares delivered by the financial institution were adjusted by the volume weighted average price of the Company’s stock over the valuation period specified in the ASR.
The Company has determined it has a sufficient amount of authorized and unissued shares available to settle the forward contract taking into consideration the maximum number of shares to be delivered. The forward contract meets the requirements to be classified as permanent equity and will not require derivative accounting treatment and the Company will not record any future changes in its fair value.
The initial delivery of 5.6 million shares of Leidos common stock reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS at January 31, 2014.
Note 11—Stock-Based Compensation:
Plan Summaries. At January 31, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP). Leidos issues new shares upon the issuance of stock awards or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 31, 2014, the Company has issued stock options, vested stock awards, restricted stock awards including restricted stock units, performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or the transfer of more than 50% of Leidos' outstanding shares by tender offer or similar transaction, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan generally vest or become exercisable 20%,

Leidos Holdings, Inc. Annual Report F-40

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20%, 20%, and 40% after one, two, three and four years, respectively. As of January 31, 2014, 3.8 million shares of Leidos' stock were reserved for future issuance under the 2006 Equity Incentive Plan.
The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four or seven years depending upon the initial date of grant. For awards granted prior to January 1, 2006, participants’ interests in these share units vest on a seven year schedule at the rate of one-third at the end of each of the fifth, sixth and seventh years following the date of the award. Awards granted on or after January 1, 2006 vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of Leidos stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.
The Company has an ESPP which allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2014, the discount was 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 31, 2014, 11.1 million shares of Leidos' stock were authorized and reserved for future issuance under the ESPP.
Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Stock-based compensation expense:
Stock options	$10	$9	$11
Vesting stock awards	46	44	43
Vested stock awards	—	—	1
Total stock-based compensation expense recorded in continuing operations	$56	$53	$55
Total stock-based compensation expense recorded in discontinued operations	$21	$31	$30
Tax benefits recognized from stock-based compensation	$22	$21	$21

Leidos Holdings, Inc. Annual Report F-41

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New SAIC Spin-off Adjustments. As a result of the spin-off of New SAIC, effective September 27, 2013, all outstanding equity awards related to New SAIC employees were assumed by New SAIC. Also in connection with the spin-off, adjustments were made to the share amounts and exercise prices of all remaining outstanding Leidos stock options, and the share amounts for vesting stock awards and performance-based stock awards as of the Distribution Date such that the adjustments were generally made to preserve the aggregate intrinsic value at the distribution date pursuant to the terms of the stock based compensation plans under which they were issued. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the New SAIC shares, the conversion ratio applied to all outstanding equity awards at the distribution date was 1.4523. In addition, all outstanding equity awards reflected the Company’s one-for-four reverse stock split. Awards held by non-employee directors were modified so that the directors’ awards were bifurcated into awards in both companies in a manner intended to preserve the aggregate intrinsic value.
As a result of the spin-off adjustments, a modification was made on September 27, 2013 to Leidos and New SAIC stock options outstanding as of the distribution date by which additional stock-based compensation expense was recognized, as the fair value of the outstanding options immediately following the spin-off was greater than the fair value immediately prior to the spin-off. An increase of expense related to the modification of $3 million was recorded for awards that were fully vested on the modification date, and an additional $3 million of incremental fair value will be recorded in future periods for unvested awards that will continue to vest, resulting in a total additional stock compensation cost of $6 million with a weighted average modification fair value of $1.02 related to continuing Leidos stock options outstanding.

Under the terms of the Employee Matters Agreement, the performance period for certain performance-based stock awards was deemed completed as of the last fiscal quarter prior to the spin-off with the target shares prorated for the completed period earned based on actual performance as determined by the Company’s compensation committee. For the remaining target shares in the original award for which the performance period was not deemed completed, the performance condition was removed and the awards are subject to vesting based on continued
employment through the original performance period. These modifications resulted in approximately $1 million of incremental fair value to be expensed in future periods over the remaining vesting period.
The spin-off adjustments are reflected in the tables below as well as the one-for-four stock split discussed in Note 1.
Stock Options. Stock options may be granted with exercise prices no less than the fair value of Leidos' common stock on the date of grant and for terms not greater than ten years. Prior to January 31, 2011, stock options granted under the 2006 Equity Incentive Plan have a term of five years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. Subsequent to January 31, 2011, stock options granted under the 2006 Equity Incentive Plan have a term of seven years. Stock options were granted with exercise prices equal to fair value on the date of grant.
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

Leidos Holdings, Inc. Annual Report F-42

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the Company’s stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company’s outside directors, which is recognized over the vesting period of one year or less.
Prior to the Company's separation transaction, the expected term of all awards granted was derived from the Company's historical experience with the exception of awards granted to our outside directors prior to fiscal 2013 which were derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment”. Expected volatility was based on an average of the historical volatility of Leidos' stock and the implied volatility from traded options on Leidos stock. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company used historical data to estimate forfeitures.
After the separation transaction, the expected term for all awards granted is derived utilizing the “simplified” method due to the lack of historical experience post separation. Expected volatility is estimated based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term. The Company will continue to use peer group volatility information, until historical volatility of the Company is relevant, to measure expected volatility for future option grants. The risk-free rate is derived in same manner as prior to the separation transaction. The Company uses historical data to estimate forfeitures.
The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for each of the three years ended January 31, 2014 were as follows:

	Year Ended January 31
	2014 Grants After Spin	2014 Grants Before Spin	2013		2012
Weighted average grant-date fair value	$9.04	$9.48	$6.76	**	$15.73	**
Expected term (in years)	4.8	5.0	5.0		4.9
Expected volatility	29.5%	30.0%	24.5%		23.4%
Risk-free interest rate	1.4%	1.4%	1.0%		2.2%
Dividend yield	2.4%	2.8%	3.7%		—%
** Adjusted for additional awards granted for the $4.00 Special Dividend

The following table summarizes activity related to exercises of stock options for each of the three years ended January 31, 2014 as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash received from exercises of stock options	$—	$—	$1
Stock exchanged at fair value upon exercises of stock options	1	—	14
Tax benefits realized from exercises of stock options	—	—	4

Leidos Holdings, Inc. Annual Report F-43

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the three years ended January 31, 2014 was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2011	6.2	69.25	2.1	11
Options granted	1.0	67.67
Options forfeited or expired	(0.9)	66.91
Options exercised	(1.1)	58.75		8
Outstanding at January 31, 2012	5.2	71.60	2.5	—
Options granted	1.3	52.79
Options forfeited or expired	(1.6)	70.17
Options exercised	—	—		—
Outstanding at January 31, 2013	4.9	67.24	3.0	—
Options granted	1.4	54.86
Special dividend adjustments	0.4
Options forfeited or expired	(1.3)	71.80
Spin-off Adjustment	(1.9)	57.85
Outstanding at September 27, 2013	3.5	59.25	3.9	24

	Shares of stock under stock options		Weighted average exercise price		Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at September 28, 2013	4.9	**	$40.20	**	3.9	$24
Options granted	0.2		45.16
Options forfeited or expired	(0.4)		39.43
Options exercised	(0.2)		43.10			1
Outstanding at January 31, 2014	4.5		40.33		3.8	25
Exercisable at January 31, 2014	1.9		44.36		1.7	4
Vested and expected to vest in the future as of January 31, 2014	4.3		40.53		3.6	23
**Adjusted for Conversion Ratio of 1.4523
As of January 31, 2014, there was $8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans based upon required service conditions and in some cases performance conditions.

Leidos Holdings, Inc. Annual Report F-44

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for each of the three years ended January 31, 2014 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2011	2.9	72.12
Awards granted	1.4	67.32
Awards forfeited	(0.3)	70.72
Awards vested	(1.0)	72.00
Unvested at January 31, 2012	3.0	70.00
Awards granted	1.7	52.48
Awards forfeited	(0.4)	62.84
Awards vested	(1.2)	71.28
Unvested at January 31, 2013	3.1	60.78
Awards granted	2.1	53.51
Awards forfeited	(0.4)	58.28
Awards vested	(0.9)	64.76
Spin-off Adjustment	(1.5)	57.04
Unvested at September 27, 2013	2.4	59.98

	Shares of stock under stock awards		Weighted average grant- date fair value
Unvested stock awards at September 28, 2013	3.5	**	$41.54	**
Awards granted	0.4	*	45.41	*
Awards forfeited	(0.2)		39.75
Unvested stock awards at January 31, 2014	3.7		42.05
* Includes Modified Performance-Based Awards
** Adjusted for Conversion Ratio of 1.4523
As of January 31, 2014, there was $68 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of vesting stock awards that vested in fiscal 2014, 2013, and 2012 was $49 million, $66 million and $67 million, respectively.
Performance-Based Stock Awards. The Company grants performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. As discussed above in New SAIC Spin-off Adjustments, the performance period for certain performance-based stock awards was deemed completed as of the last fiscal quarter prior to the spin-off with the target shares prorated for the completed period earned. For all of the remaining target shares in the original award, the performance condition was removed and the awards are subject to vesting based on continued employment through the original performance period and reflected in the vesting stock awards table above. In the table below, the outstanding awards represent the awards whose performance conditions were completed in the last fiscal quarter prior to the spin-off and continue to vest over the original service period of the award.

Leidos Holdings, Inc. Annual Report F-45

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for the year ended January 31, 2014 was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards		Weighted average grant- date fair value
	(in millions)
Outstanding at January 31, 2013	0.3		$52.96
Awards canceled	(0.2)	*	53.11	*
Outstanding at January 31, 2014	0.1	**	36.66	**
* Includes Modified Performance-Based Stock Awards
**Adjusted for Conversion Ratio of 1.4523
There were no grants for performance-based stock awards during fiscal 2014. The weighted average grant date fair value for performance-based stock during fiscal 2013 and 2012 was $52.52 and $67.68, respectively.
As of January 31, 2014, there was $0.5 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.0 years. The fair value of performance-based stock awards that vested in fiscal 2014 was $1.5 million. There were no vesting events for performance-based stock awards during fiscal 2013 and 2012.
Note 12—Income Taxes:
Substantially all of the Company’s income from continuing operations before income taxes for the three years ended January 31, 2014 was earned in the United States. The provision for income taxes related to continuing operations for each of the three years ended January 31, 2014 included the following:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Current:
Federal and foreign	$32	$(51)	$91
State	13	9	(10)
Deferred:
Federal and foreign	(28)	55	(9)
State	(13)	10	1
Total	$4	$23	$73

Leidos Holdings, Inc. Annual Report F-46

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended January 31, 2014 follows:

	Year Ended January 31
	2014	2013	2012
	(dollars in millions)
Amount computed at the statutory federal income tax rate (35%)	$31	$122	$(57)
State income taxes, net of federal tax benefit	—	10	(3)
Change in accruals for uncertain tax positions	(5)	(1)	(2)
CityTime uncertain tax liability	—	(96)	96
Research and development credits	(3)	(5)	(3)
Dividends paid to employee stock ownership plan	(22)	(9)	—
U.S. manufacturing activity benefit	(3)	(1)	(4)
Non-deductible penalties	4	—	46
Other	2	3	—
Total	$4	$23	$73
Effective income tax rate	4.5%	6.6%	(45.1)%

The Company’s lower effective income tax rate for fiscal 2014 when compared to fiscal 2013 was primarily due to lower earnings in fiscal 2014, the tax deductibility of the special dividend on shares held by the Leidos Retirement Plan (an employee stock ownership plan) and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of an income tax benefit of approximately $7 million. The effective tax rate for fiscal 2013 benefited from a $96 million reduction in the provision for income tax as the result of an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment which is described in Note 17. The effective income tax rate for fiscal 2012 was negatively impacted by estimated non-deductible portion of the CityTime loss provision.
The Company expects the benefit from the tax deductibility of dividends on shares held by the Leidos Retirement Plan to decrease in the future. In fiscal 2014, the Company benefited from the dividends paid to New SAIC’s employees participating in the plan up to the date of the spin-off and the special dividend of $7 million and $11 million, respectively.

Leidos Holdings, Inc. Annual Report F-47

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 31
	2014	2013
	(in millions)
Accrued vacation and bonuses	$62	$55
Investments	3	5
Deferred compensation	38	40
Vesting stock awards	34	38
Credits and net operating losses carryovers	27	34
Employee benefit contributions	3	1
Reserves	51	37
Other	23	29
Total deferred tax assets	241	239
Valuation allowance	(7)	(7)
Deferred tax assets, net of valuation allowance	234	232

Deferred revenue	(31)	(71)
Fixed asset basis differences	(27)	(12)
Purchased intangible assets	(138)	(135)
Total deferred tax liabilities	(196)	(218)
Net deferred tax assets	$38	$14

Net deferred tax assets were as follows:

	January 31
	2014	2013
	(in millions)
Net current deferred tax assets	$89	$34
Net non-current deferred tax assets	15	12
Net non-current deferred tax liabilities	(66)	(32)
Total net deferred tax assets	$38	$14
At January 31, 2014, the Company had $25 million of federal net operating loss (NOL) carryforwards, which will expire in fiscal 2026 to 2030. The Company expects to fully utilize these NOL carryforwards. The Company also has various state NOL carryforwards. The Company has established a valuation allowance for those state NOL carryforwards which it does not expect to utilize. The Company also had $15 million of state tax credits at January 31, 2014, which expire in fiscal 2018 to fiscal 2028. The Company expects to utilize $13 million of these state tax credits.

Leidos Holdings, Inc. Annual Report F-48

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of year	$21	$129	$23
Additions for tax positions related to current year	—	—	102
Additions for tax positions related to prior years	2	2	10
Reductions for tax positions related to prior years	—	(107)	(4)
Settlements with taxing authorities	—	(1)	—
Lapse of statute of limitations	(9)	(2)	(2)
Unrecognized tax benefits at end of year	$14	$21	$129
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$6	$10	$108

In fiscal 2014, the Company’s unrecognized tax benefits decreased primarily due to the expiration of the fiscal 2009 statute of limitations. In fiscal 2013, the Company’s unrecognized tax benefits decreased primarily due to the issue resolution agreement with the IRS with respect to the CityTime loss provision recorded in fiscal 2012.
At each of January 31, 2014 and 2013, accrued interest and penalties totaled $2 million and $3 million, respectively. A negligible amount of interest and penalties were recognized in the consolidated statements of income in fiscal 2014, 2013, and 2012.
At January 31, 2014, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $16 million, $12 million of which were classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2013 included liabilities for uncertain tax positions of $24 million, all of which is classified as other long-term liabilities on the consolidated balance sheet.

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities.  The Company has effectively settled with the IRS for all fiscal years prior to 2014, except 2010.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $8 million of the Company’s unrecognized tax benefits, including $1 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of the tax matters could result in a $4 million reduction in income tax expense during the last two quarters of fiscal 2015. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Leidos Holdings, Inc. Annual Report F-49

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Retirement Plans:
Defined Contribution Plans
The Company sponsors several defined contribution plans, including the Leidos, Inc. Retirement Plan which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions expensed for defined contribution plans were $81 million, $92 million and $95 million in fiscal 2014, 2013, and 2012, respectively. At the end of fiscal 2014, the Company elected to decrease its discretionary employer match contribution percentage and also provided for an additional Company contribution to be given to all eligible employees, regardless of whether the employee participates in the 401(k) plan, payable at the end of the calendar year to all employees employed on the last day of the calendar year, with certain exceptions.
Deferred Compensation Plans
The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP), for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate. Deferred balances are generally paid upon retirement or termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (see Note 11) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of Leidos' stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.
Beginning in fiscal 2012, the Company sponsored a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the Leidos, Inc. Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the Leidos, Inc. Retirement Plan due to the participant’s deferral of salary into the Excess Plan.
Defined Benefit Plans
The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on an expired customer contract. While benefits are no longer accruing under the plan, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
In fiscal 2013, certain plan participants in the Company’s defined benefit pension plan, who previously transferred their employment to a successor contractor upon the expiration of the customer contract, elected to transfer, and the Company transferred, $46 million of pension plan assets to that successor contractor’s plan and settled $63 million of related pension plan obligations. As a result of the transfer, the Company recorded an immaterial settlement gain in selling, general and administrative expenses in fiscal 2013.

Leidos Holdings, Inc. Annual Report F-50

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation as of January 31, 2014 and January 31, 2013 was $106 million and $94 million, respectively. The fair value of plan assets as of January 31, 2014 and January 31, 2013 was $98 million and $86 million, respectively. The plan funding status was underfunded by $9 million and $8 million as of January 31, 2014 and January 2013, respectively.
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
Note 14—Leases:
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for each of the three fiscal years ended January 31, 2014 were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Gross rental expense	$181	$154	$158
Less sublease income	(6)	(4)	(6)
Net rental expense	$175	$150	$152
In connection with the spin-off transaction, the Company took actions in order to align its cost structure post-separation to reduce its real estate footprint by vacating facilities that are not necessary for its future requirements. The fiscal 2014 rental expense in the above table includes additional rent expense related to lease termination costs incurred in connection with these actions.
In fiscal 2004, the Company was awarded a contract with the Greek Government (see Note 17) that requires the Company to lease certain equipment under an operating lease from a subcontractor for 10 years. The terms of the customer contract and lease agreement provide that if the customer defaults on its payments to the Company to cover the future lease payments, then the Company is not required to make the lease payments to the subcontractor. Consequently, the maximum contingent lease liability of $12 million related to this contract at January 31, 2014 is not reflected in the future minimum lease commitments table below.

Leidos Holdings, Inc. Annual Report F-51

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 31, 2014 are as follows:

Year Ending January 31	Operating lease commitment	Sublease receipts
	(in millions)
2015	$95	$7
2016	91	7
2017	76	7
2018	64	5
2019	53	4
2020 and thereafter	109	12
Total	$488	$42
As of January 31, 2014, the Company had capital lease obligations of $3 million that are payable over the next four years.
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
On July 26, 2013, the Company closed the first phase of the purchase and sale agreement and received proceeds of $83 million, net of selling costs. The Company leased back from the buyer three of the office buildings over varying lease terms. The sale of two of the office buildings was accounted for as a sale-leaseback transaction with proceeds from the sale of $40 million, a corresponding book value of $42 million resulting in a $2 million loss recorded in selling, general and administrative expenses. These leases were accounted for as operating leases over a six months term which ended on January 31, 2014. The sale of the third office building is being accounted for as a financing transaction. The allocated consideration received of $38 million was recorded as a note payable to be paid over seven years with interest at the lessee’s incremental borrowing rate, estimated at 3.7%. The right of use for the multi-level parking garage and surface parking lots were allocated proceeds of $1 million and $4 million, respectively, and were accounted for as other long term liabilities.

Leidos Holdings, Inc. Annual Report F-52

Note 15—Supplementary Cash Flow Information:
Supplementary cash flow information, including non-cash investing and financing activities, for each of the three years ended January 31, 2014 was as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Decrease in accrued stock repurchases	$—	$—	$(7)
Vested stock issued as settlement of annual accrued bonus	$2	$2	$3
Stock issued in lieu of cash dividends	$18	$3	$—
Capital lease obligations	$1	$—	$2
Fair value of assets acquired in acquisitions	$259	$541	$238
Cash paid in acquisitions, net of cash acquired of $0 million, $9 million and $5 million in fiscal 2014, 2013 and 2012, respectively	$(3)	$(483)	$(218)
Forgiveness of accounts receivable to acquire equity interest in business combination	$(105)	$—	$—
Accrued liability for acquisition of business	$(3)	$(13)	$—
Liabilities assumed in acquisitions	$148	$45	$20
Cash paid for interest (including discontinued operations)	$82	$92	$107
Cash paid for income taxes (including discontinued operations)	$63	$128	$289

Note 16—Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
Effective February 1, 2013, the Company realigned certain business operations among its segments and renamed its reportable segments as follows: Health and Engineering; National Security Solutions; Technical Services and Information Technology; and Corporate and Other. In connection with the spin-off of New SAIC, discussed in Note 2, the Technical Services and Information Technology reportable segment was distributed to New SAIC and was included as part of the Company's discontinued operations. Prior year amounts have been recast for consistency with the current year’s presentation.
Health and Engineering provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics and behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. Health and Engineering also provides engineering services and solutions focused on solving energy, environmental and infrastructure challenges. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments and commercial enterprises in various industries.
National Security Solutions provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services and the U.S. Department of Homeland Security.  Our solutions deliver technology, large scale intelligence systems, data analytics, cyber solutions, logistics, and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.
Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

Leidos Holdings, Inc. Annual Report F-53

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize business segment information for each of the three years ended January 31, 2014:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Revenues:
Health and Engineering	$1,735	$1,825	$1,612
National Security Solutions	4,049	4,650	4,618
Corporate and Other	(9)	(1)	(390)
Intersegment elimination	(3)	(5)	(4)
Total revenues	$5,772	$6,469	$5,836
Operating income (loss):
Health and Engineering	$21	$140	$139
National Security Solutions	292	360	400
Corporate and Other	(149)	(77)	(597)
Total operating income (loss)	$164	$423	$(58)
Amortization of intangible assets:
Health and Engineering	$33	$32	$24
National Security Solutions	3	5	8
Total amortization of intangible assets	$36	$37	$32
Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense and provision for income taxes, as reported in the consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.
Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, the financial information by geographic location is not presented.
The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues for each of the three years ended January 31, 2014 were as follows:

	Year Ended January 31
	2014	2013	2012
U.S. Government	78%	81%	83%
U.S. DoD	68%	69%	72%
U.S. Army	19%	23%	25%

Leidos Holdings, Inc. Annual Report F-54

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Legal Proceedings:
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
Data Privacy Litigation
The Company is a defendant in a putative class action, In Re: Science Applications International Corporation (SAIC) Backup Tape Data Theft Litigation, a Multidistrict Litigation (MDL), in the U.S. District Court for the District of Columbia. The MDL action consolidates for pretrial proceedings the following seven individual putative class action lawsuits filed against the Company from October 2011 through March 2012: (1) Richardson, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (2) Arellano, et al. v. SAIC, Inc. in U.S. District Court for the Western District of Texas; (3) Biggerman, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (4)Moskowitz, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al. in U.S. District Court for the District of Columbia; (5) Palmer, et al. v. TRICARE Management Activity, Science Applications International Corporation, United States Department of Defense, et al., in U.S. District Court for the District of Columbia; (6) Losack, et al. v. SAIC, Inc. in U.S. District Court for the Southern District of California; and (7) Deatrick v. Science Applications International Corporation in U.S. District Court for the Northern District of California. The lawsuits were filed following the theft of computer backup tapes from a vehicle of a Company employee. The employee was transporting the backup tapes between federal facilities under an IT services contract the Company was performing in support of TRICARE, the health care program for members of the military, retirees and their families. The tapes contained personal and protected health information of approximately five million military clinic and hospital patients. There is no evidence that any of the data on the backup tapes has actually been accessed or viewed by an unauthorized person. In order for an unauthorized person to access or view the data on the backup tapes, it would require knowledge of and access to specific hardware and software and knowledge of the system and data structure. The Company has notified potentially impacted persons by letter and has offered one year of credit monitoring services to those who request these services and in certain circumstances, one year of identity restoration services.
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

Leidos Holdings, Inc. Annual Report F-55

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In November 2012, the Company filed a motion to dismiss all claims against the Company alleged in the consolidated amended complaint. The court has not yet ruled on the Company’s motion. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of January 31, 2014, the Company has recorded a loss provision of $10 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a potential loss would not exceed the Company’s insurance coverage. As these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including the outcome of any motions to dismiss, the results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.
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
Derivative and Securities Litigation
Between February and April 2012, six stockholder derivative lawsuits were filed, each purportedly on the Company’s behalf. Two cases have been withdrawn and the four remaining cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Derivative Litigation. On June 10, 2013, the District Court dismissed the consolidated complaint with prejudice and on January 30, 2014, the United States Court of Appeals for the Second Circuit affirmed the dismissal.
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
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of Leidos' common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos’ stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs have moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint.

Leidos Holdings, Inc. Annual Report F-56

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the fiscal years ended January 31, 2014, 2013 and 2012. As of January 31, 2014, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as provided in the arbitral award.
As of January 31, 2014, the Company has $16 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $34 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of January 31, 2014, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $26 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $22 million as of January 31, 2014, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Nuclear Regulatory Commission
The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships

Leidos Holdings, Inc. Annual Report F-57

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of January 31, 2014 based on its assessment of the likely outcome of this matter.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 18—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit which remains pending. No assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of January 31, 2014.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company's business, consolidated financial positions, results of operations and cash flows due to its reliance on government contracts. During fiscal 2014, the Company paid approximately $18 million to the government to settle various investigations and reviews, including investigations arising under the Civil False Claims Act.
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

Leidos Holdings, Inc. Annual Report F-58

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s indirect cost audits by the DCAA have not been completed for fiscal 2008 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2008 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million for net amounts to be refunded to customers for potential adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be proportioned between Leidos and New SAIC in accordance with the Distribution Agreement. As of January 31, 2014, the Company has recorded a liability of $30 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.
Joint Ventures
The Company has a guarantee that relates only to claims brought by the sole customer of its joint venture, Bechtel SAIC Company, LLC, for specific contractual nonperformance of the joint venture. The Company also has a cross-indemnity agreement with the joint venture partner, pursuant to which the Company will only be ultimately responsible for the portion of any losses incurred under the guarantee equal to its ownership interest of 30%. As of January 31, 2014, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.
In conjunction with a contract award to one of the Company’s joint ventures, Research and Development Solutions, LLC (RDS), each of the three joint venture partners were required to sign a performance guarantee agreement with the U.S. Government. Under this agreement, the Company unconditionally guarantees all of RDS’s obligations to the U.S. Government under the contract award. The Company also has a cross-indemnity agreement with each of the other two joint venture partners to protect it from liabilities for any U.S. Government claims resulting from the actions of the other two joint venture partners and to limit the Company’s liability to its share of the contract work. As of January 31, 2013, the joint venture had completed performance requirements on the customer contract and was in the process of completing contract close-out activities. Based on current conditions, the Company believes the likelihood of having to make any future payment related to the guarantee is remote.
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $62 million as of January 31, 2014, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $141 million, principally related to performance and payment bonds on the Company’s contracts.
Other
The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $19 million and $19 million as of January 31, 2014 and January 31, 2013, respectively.

Leidos Holdings, Inc. Annual Report F-59

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of the last two fiscal years is presented in the table below and has been recast to reflect the spin-off of New SAIC for all periods presented as discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2014 (3)
Revenues	$1,597	$1,462	$1,418	$1,295
Operating income (loss)	$76	$11	$(5)	$82
Income (loss) from continuing operations (1)	$40	$5	$(8)	$47
Income (loss) from discontinued operations	$41	$37	$5	$(3)
Net income (loss) (1)	$81	$42	$(3)	$44
Basic earnings (loss) per share (2)	$0.43	$0.06	$(0.10)	$0.57
Diluted earnings (loss) per share (2)	$0.43	$0.06	$(0.10)	$0.56
Fiscal 2013
Revenues	$1,598	$1,623	$1,668	$1,580
Operating income	$116	$111	$105	$91
Income from continuing operations (1)	$57	$61	$58	$148
Income from discontinued operations	$60	$49	$54	$38
Net income (1)	$117	$110	$112	$186
Basic earnings per share (2)	$0.67	$0.72	$0.70	$1.73
Diluted earnings per share (2)	$0.67	$0.72	$0.70	$1.73
All per share amounts presented give effect to the one-for-four reverse stock split completed on September 27, 2013.

(1)	Income from continuing operations and net income relate to Leidos Holdings, Inc. only, see Leidos, Inc.'s amounts detailed below

(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

(3)
Fiscal 2014 quarterly results include increased charges related to intangible asset impairment charges (second quarter charge was $30 million and another charge in the third quarter of $19 million), bad debt expense (third quarter expense was $42 million) and separation transaction and restructuring expenses (approximately $33 million in the first and second quarters combined, $25 million in the third quarter, and $7 million in the fourth quarter). For further information see, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Leidos Holdings, Inc. Annual Report F-60

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leidos, Inc.:
Income (loss) from continuing operations and net income (loss) of Leidos, Inc. includes interest expense on the related party note and associated income taxes, which relate solely to Leidos, Inc. and are not reflected in the consolidated amounts above. Income (loss) from continuing operations and net income (loss) of Leidos, Inc. for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Fiscal 2014
Income (loss) from continuing operations	$40	$20	$(19)	$45
Net income (loss)	$81	$42	$(3)	$46
Fiscal 2013
Income from continuing operations	$57	$61	$58	$149
Net income	$117	$110	$112	$187

Leidos Holdings, Inc. Annual Report F-61