Form 10-Q
period 2014-05-02
Leidos Holdings, Inc.; Leidos, Inc.
filed 2014-06-04
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2014
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of May 23, 2014 was as follows:

Leidos Holdings, Inc.	74,767,690 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

Explanatory Note
This Quarterly Report on Form 10-Q is a combined report being filed by Leidos Holdings, Inc. (Leidos) and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company,” “we,” “us” and “our” refer collectively to Leidos, Leidos, Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 2, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$183	$430
Receivables, net	1,098	1,088
Inventory, prepaid expenses and other current assets	280	256
Assets of discontinued operations	10	20
Total current assets	1,571	1,794
Property, plant and equipment (less accumulated depreciation and amortization of $356 million and $344 million at May 2, 2014 and January 31, 2014, respectively)	480	483
Intangible assets, net	88	94
Goodwill	1,704	1,704
Deferred income taxes	14	15
Other assets	112	72
	$3,969	$4,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$740	$716
Accrued payroll and employee benefits	253	286
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	8	5
Total current liabilities	1,004	1,009
Notes payable and long-term debt, net of current portion	1,330	1,331
Other long-term liabilities	230	227
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at May 2, 2014 and January 31, 2014	—	—
Common stock, $.0001 par value, 500 million shares authorized, 75 million and 80 million shares issued and outstanding at May 2, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	1,411	1,576
Retained earnings	—	25
Accumulated other comprehensive loss	(6)	(6)
Total stockholders’ equity	1,405	1,595
	$3,969	$4,162

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions, except per share amounts)
Revenues	$1,320	$1,597
Costs and expenses:
Cost of revenues	1,147	1,377
Selling, general and administrative expenses	83	128
Intangible asset impairment charges	—	2
Separation transaction and restructuring expenses	1	14
Operating income	89	76
Non-operating income (expense):
Interest income	—	4
Interest expense	(20)	(20)
Other income, net	2	1
Income from continuing operations before income taxes	71	61
Income tax expense	(25)	(21)
Income from continuing operations	46	40
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(15)	66
Income tax benefit (expense)	6	(25)
(Loss) income from discontinued operations	(9)	41
Net income	$37	$81
Earnings per share (Note 8):
Basic:
Income from continuing operations	$0.60	$0.43
(Loss) income from discontinued operations	(0.12)	0.49
	$0.48	$0.92
Diluted:
Income from continuing operations	$0.59	$0.43
(Loss) income from discontinued operations	(0.12)	0.49
	$0.47	$0.92
Cash dividends declared per share	$0.32	$4.48

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Net income	$37	$81
Other comprehensive income, net of tax	—	—
Comprehensive income	$37	$81

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	80	$1,576	$25	$(6)	$1,595
Net income	—	—	37	—	37
Other comprehensive income, net of tax	—	—	—	—	—
Issuances of stock, net of cancellations	—	4	—	—	4
Shares repurchased and retired or withheld for tax withholdings on vesting of restricted stock	(5)	(175)	(37)	—	(212)
Dividends of $0.32 per share	—	—	(25)	—	(25)
Adjustments for income tax benefits from stock-based compensation	—	(5)	—	—	(5)
Stock-based compensation	—	11	—	—	11
Balance at May 2, 2014	75	$1,411	$—	$(6)	$1,405

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Cash flows from operations:
Net income	$37	$81
Loss (income) from discontinued operations	9	(41)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19	26
Stock-based compensation	11	15
Intangible asset impairment charges	—	2
Restructuring charges, net	(1)	5
Net gain on sales and disposals of assets	(1)	(10)
Other	(1)	4
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(49)	(163)
Inventory, prepaid expenses and other current assets	(37)	48
Deferred income taxes	—	(1)
Other assets	(3)	9
Accounts payable and accrued liabilities	25	(11)
Accrued payroll and employee benefits	(32)	(59)
Income taxes receivable/payable	14	(3)
Other long-term liabilities	1	(4)
Total cash flows used in operating activities of continuing operations	(8)	(102)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(10)	(18)
Proceeds from sale of assets	—	25
Other	—	2
Total cash flows (used in) provided by investing activities of continuing operations	(10)	9
Cash flows from financing activities:
Sales of stock and exercises of stock options	2	4
Repurchases of stock	(212)	(16)
Dividend payments	(24)	(41)
Other	1	—
Total cash flows used in financing activities of continuing operations	(233)	(53)
Decrease in cash and cash equivalents from continuing operations	(251)	(146)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	4	(26)
Cash used in investing activities of discontinued operations	—	(1)
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(27)
Total decrease in cash and cash equivalents	(247)	(173)
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$183	$562

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 2, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$183	$430
Receivables, net	1,098	1,088
Inventory, prepaid expenses and other current assets	280	256
Assets of discontinued operations	10	20
Total current assets	1,571	1,794
Property, plant and equipment (less accumulated depreciation and amortization of $356 million and $344 million at May 2, 2014 and January 31, 2014, respectively)	480	483
Intangible assets, net	88	94
Goodwill	1,704	1,704
Deferred income taxes	14	15
Other assets	112	72
Note receivable from Leidos Holdings, Inc. (Note 6)	1,365	1,137
	$5,334	$5,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$740	$716
Accrued payroll and employee benefits	253	286
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	8	5
Total current liabilities	1,004	1,009
Notes payable and long-term debt, net of current portion	1,330	1,331
Other long-term liabilities	230	227
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at May 2, 2014 and January 31, 2014	—	—
Additional paid-in capital	207	207
Retained earnings	2,569	2,531
Accumulated other comprehensive loss	(6)	(6)
Total stockholders’ equity	2,770	2,732
	$5,334	$5,299

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Revenues	$1,320	$1,597
Costs and expenses:
Cost of revenues	1,147	1,377
Selling, general and administrative expenses	83	128
Intangible asset impairment charges	—	2
Separation transaction and restructuring expenses	1	14
Operating income	89	76
Non-operating income (expense):
Interest income	2	4
Interest expense	(20)	(20)
Other income, net	2	1
Income from continuing operations before income taxes	73	61
Income tax expense	(26)	(21)
Income from continuing operations	47	40
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(15)	66
Income tax benefit (expense)	6	(25)
(Loss) income from discontinued operations	(9)	41
Net income	$38	$81

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Net income	$38	$81
Other comprehensive income, net of tax	—	—
Comprehensive income	$38	$81

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	5,000	$207	$2,531	$(6)	$2,732
Net income	—	—	38	—	38
Other comprehensive income, net of tax	—	—	—	—	—
Balance at May 2, 2014	5,000	$207	$2,569	$(6)	$2,770

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Cash flows from operations:
Net income	$38	$81
Loss (income) from discontinued operations	9	(41)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19	26
Stock-based compensation	11	15
Intangible asset impairment charges	—	2
Restructuring charges, net	(1)	5
Net gain on sales and disposals of assets	(1)	(10)
Other	(2)	4
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(49)	(163)
Inventory, prepaid expenses and other current assets	(37)	48
Deferred income taxes	—	(1)
Other assets	(3)	9
Accounts payable and accrued liabilities	25	(11)
Accrued payroll and employee benefits	(32)	(59)
Income taxes receivable/payable	14	(3)
Other long-term liabilities	1	(4)
Total cash flows used in operating activities of continuing operations	(8)	(102)
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	3	—
Payments on obligations of Leidos Holdings, Inc.	(237)	—
Expenditures for property, plant and equipment	(10)	(18)
Proceeds from sale of assets	—	25
Other	—	2
Total cash flows (used in) provided by investing activities of continuing operations	(244)	9
Cash flows from financing activities:
Proceeds on obligations of Leidos Holdings, Inc.	—	4
Payments on obligations of Leidos Holdings, Inc.	—	(57)
Other	1	—
Total cash flows provided by (used in) financing activities of continuing operations	1	(53)
Decrease in cash and cash equivalents from continuing operations	(251)	(146)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	4	(26)
Cash used in investing activities of discontinued operations	—	(1)
Increase (decrease) in cash and cash equivalents from discontinued operations	4	(27)
Total decrease in cash and cash equivalents	(247)	(173)
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$183	$562

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., a company focused on delivering science and technology solutions and services primarily in the areas of national security, health and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos, Leidos, Inc. and its consolidated subsidiaries.
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
The condensed consolidated financial statements of Leidos include the accounts of its majority-owned and 100%-owned subsidiaries, including Leidos, Inc. The condensed consolidated financial statements of Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized. From time to time Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in Leidos’ Condensed Consolidated Statement of Stockholders’ Equity and results in an increase to the related party note. All intercompany transactions and accounts have been eliminated in consolidation.
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, the financial information as of May 2, 2014 and for the three months ended May 2, 2014 and May 3, 2013 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three months ended May 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2015, or any future period.
Reporting Periods
Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods. Fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The first quarter of fiscal 2015 ended on May 2, 2014.
Separation Transaction and Restructuring Expenses
In anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post-spin-off. In fiscal 2014 the Company reduced headcount, which resulted in severance costs, and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses.
Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $19 million for the three months ended May 3, 2013, were reclassified as discontinued operations. The separation transaction and restructuring expenses for continuing operations were as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Strategic advisory services	$—	$2
Legal and accounting services	—	—
Lease termination and facility consolidation expenses	1	9
Severance costs	—	3
Separation transaction and restructuring expenses in operating income	1	14
Less: income tax benefit	—	(5)
Separation transaction and restructuring expenses, net of tax	$1	$9
During the three months ended May 2, 2014, the lease termination and facility consolidation expenses related to an adjustment to the reserve established for loss on leases in connection with revised sublease income assumptions.
For the three months ended May 2, 2014 and May 3, 2013, all separation transaction and restructuring expenses for continuing operations were in the Corporate and Other segment.

The following table represents the restructuring liability balance as of May 2, 2014, and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2014	$1	$20	$21
Charges	—	1	1
Cash payments	(1)	(5)	(6)
Balance as of May 2, 2014	$—	$16	$16

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Receivables
The Company’s accounts receivable include both amounts billed and currently due from customers, and unbilled receivables consisting of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which are expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant.
The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of May 2, 2014, the Company had outstanding receivables with deferred payment terms of $38 million, net of allowance of $9 million, related to one construction contract, which were previously expected to be collected in fiscal 2015. The Company has determined, based on information through the date of filing of this Form 10-Q, that the receivables are not expected to be collected within the next twelve months due to the customer being in default on the payment terms in the deferred payment agreement as well as the Company has filed a legal claim to enforce the payment terms as established in the contract. Accordingly, the receivables are classified as non-current in "Other Assets" on the condensed consolidated balance sheet at May 2, 2014.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $11 million ($0.09 per diluted share) for the three months ended May 2, 2014. Aggregate changes in contract estimates resulted in an decrease to operating income of $1 million (less than $0.01 per diluted share) for the three months ended May 3, 2013.
Goodwill and Intangible Assets
Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.

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
The market approach is a valuation technique where the fair value is calculated based on market prices realized from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement and other factors.
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
Each model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, discount rates and WACC as well as using available market data. The goodwill impairment test process also requires management to make significant judgments and assumptions, including revenue, profit, expected long-term growth rates and cash flow forecasts about the reporting units to which goodwill is assigned.
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
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$2
Stock issued in lieu of cash dividends	$1	$1
Cash paid for income taxes, net of refunds (including discontinued operations)	$5	$2
Dividends payable for declared special cash dividend	$—	$357

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Standards Updates Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-04 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-05 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
During the quarter presented, the Company adopted various other accounting standards issued by the FASB, none of which had a material effect on the Company's consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic location, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company is still evaluating the provisions of ASU 2014-08 and its impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied.The ASU further states that an entity should disclose sufficient information to enable users of

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations or cash flows.
Note 2—Discontinued Operations:
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
Fiscal 2014 Dispositions:
Separation of New SAIC
As discussed in Note 1, the Company completed the spin-off of New SAIC on September 27, 2013. New SAIC was a subsidiary of Leidos prior to the separation date. At separation, New SAIC made a $295 million dividend payment to Leidos and reimbursed Leidos, Inc. $5 million for financing costs previously advanced to New SAIC to secure a revolving and term credit facility, and Leidos, Inc. made a $26 million capital contribution to New SAIC.
The spin-off was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements set forth, among other things, the principal actions needed to be taken in connection with the separation and govern certain aspects of the relationship between the Company and New SAIC following the separation. These agreements generally provide, with certain exceptions, that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent, except that unknown liabilities will be shared between the parties in certain circumstances. The agreements also describe the party’s commitments to provide each other with certain services for a limited time to help ensure an orderly transition. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC.
The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Revenues	$14	$1,106
Costs and expenses:
Cost of revenues	14	998
Selling, general and administrative expenses	—	15
Separation transaction and restructuring expenses	—	19
Operating income	$—	$74

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Fiscal 2014 Dispositions
Other Fiscal 2014 non-strategic dispositions were historically included in the Company's National Security Solutions segment.
In August 2013, the Company committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations. The sale transaction was completed on May 9, 2014 with insignificant net proceeds received.
In November 2013, the Company sold a certain component of the Company's business focused on machine language translation, resulting in an insignificant gain.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.
The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above for Other Fiscal 2014 Dispositions, not including the separation of New SAIC, for the periods presented were as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Revenues	$4	$4
Costs and expenses:
Cost of revenues	3	3
Selling, general and administrative expenses (including impairment charges of $9 million for the three months ended May 2, 2014)	13	7
Intangible asset impairment charges	3	2
Separation transaction and restructuring expenses	—	—
Operating loss	$(15)	$(8)
Loss from discontinued operations also includes other activity that is immaterial and not reflected in the table above.
Note 3—Acquisitions:
Plainfield Renewable Energy Holdings LLC
On October 11, 2013, the Company and Plainfield Renewable Energy Owner, LLC (“project owner”) entered into a consensual foreclosure agreement pursuant to which, the project owners agreed to transfer 100% of the equity interest of Plainfield Renewable Energy Holdings, LLC (“PRE Holdings”) to an indirect wholly owned subsidiary of Leidos in full satisfaction of certain secured obligations owed by the project owner to the Company. Plainfield was a wholly-owned subsidiary of PRE Holdings. As a result of the entry into the foreclosure agreement, the Company determined that it has the power to direct the activities of the VIE and has the right to receive benefits from or the obligation to absorb the losses of the VIE. Accordingly, the Company was deemed the primary beneficiary of the VIE, resulting in the consolidation of Plainfield as of October 11, 2013 (the "transaction").

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company also determined that Plainfield met the definition of a business and as such gained control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination.
The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the "plant"). Connecticut Light & Power will purchase approximately 80% of the power produced by the plant based on a 15-year off-take agreement, utilizing the plant's status as a renewable power source. In addition, there are fuel supply agreements with initial terms of 5 to 15 years and minimum purchase requirements either at prevailing market prices or a set price plus a CPI index.
At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. The value assigned to property, plant and equipment contemplated that the plant would be placed into service prior to December 31, 2013, which would allow the Company to apply for a 1603 Cash Grant. The plant was placed into service prior to December 31, 2013 and the Company has subsequently applied for a 1603 Cash Grant. As a result of the transaction, the Company recorded a $32 million loss in the third quarter of fiscal 2014. The loss was recorded as bad debt expense in the Company's condensed consolidated statements of income. This was primarily the result of the difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction. In addition, contingent consideration of approximately $3 million remains to be paid as of May 2, 2014, of which $2 million will be paid on the earlier of November 2015 or the successful sale of the plant, and the remainder of which will be paid solely upon the successful sale of the plant.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Goodwill and Intangible Assets:

The Company has the following reportable segments: National Security Solutions (NSS) and Health and Engineering (HES). The carrying value of goodwill at May 2, 2014 and January 31, 2014 was $788 million and $916 million for NSS and HES, respectively. There were no goodwill impairments during the three months ended May 2, 2014 and May 3, 2013.
Intangible assets consisted of the following:

	May 2, 2014			January 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$102	$(58)	$44	$102	$(54)	$48
Software and technology	65	(38)	27	65	(36)	29
Other	4	(1)	3	4	(1)	3
Total finite-lived intangible assets	171	(97)	74	171	(91)	80
Indefinite-lived intangible assets:
In-process research and development	10	—	10	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	14	—	14	14	—	14
Total intangible assets	$185	$(97)	$88	$185	$(91)	$94
Amortization expense related to amortizable intangible assets was $6 million for the three months ended May 2, 2014 and $12 million for the three months ended May 3, 2013.
The Company recognized impairment charges for intangible assets of $2 million for the three months ended May 3, 2013. The impairment losses are reported within intangible asset impairment charges in the Company's condensed consolidated statements of income. There were no impairments of intangible assets during the three months ended May 2, 2014.
The estimated annual amortization expense related to finite-lived intangible assets as of May 2, 2014 was as follows:

Fiscal Year Ending January 31
(in millions)
2015 (remainder of the fiscal year)	$16
2016	20
2017	17
2018	11
2019	6
2020 and thereafter	4
$74
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Financial Instruments:
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have maturities of three months or less and bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of May 2, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company’s separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. If the Company's trailing four quarters of EBITDA declines below a certain threshold, its borrowing capacity available under the credit facility reduces. The Company was in compliance with these financial covenants as of May 2, 2014. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.
Other covenants in the credit facility restrict certain of the Company’s activities, including, among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. In addition, the Company's ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in the revolving credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	May 2, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	40	40
Total notes payable and long-term debt			$1,333	$1,333
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,330	$1,331
Fair value of notes payable and long-term debt			$1,358	$1,350
The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs as defined by the accounting standard for fair value measurements).
The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of May 2, 2014.
Note 6—Related Party Transactions:
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
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of May 2, 2014, the related party note is a note receivable from Leidos Holdings, Inc. to Leidos, Inc. of $1.4 billion.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss was as follows:

	May 2, 2014	January 31, 2014
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of May 2, 2014 and January 31, 2014	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of May 2, 2014 and January 31, 2014	(5)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $2 million as of May 2, 2014 and January 31, 2014	(3)	(3)
Total accumulated other comprehensive loss, net of taxes of $4 million as of May 2, 2014 and January 31, 2014	$(6)	$(6)
Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, unrecognized loss on settled derivative instruments and the unrecognized net gain on the defined benefit plan for the three months ended May 2, 2014, were not material. Reclassifications for foreign currency translation adjustments and unrecognized loss on settled derivative instruments are recorded in other income, net, and reclassifications for the unrecognized net gain on the defined benefit plan is recorded in selling, general and administrative expenses.
Note 8—Earnings Per Share (EPS):
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Basic EPS:
Income from continuing operations, as reported	$46	$40
Less: allocation of distributed and undistributed earnings to participating securities	—	(4)
Income from continuing operations, for computing basic EPS	$46	$36
Net income, as reported	$37	$81
Less: allocation of distributed and undistributed earnings to participating securities	—	(4)
Net income, for computing basic EPS	$37	$77
Diluted EPS:
Income from continuing operations, as reported	$46	$40
Less: allocation of distributed and undistributed earnings to participating securities	—	(4)
Income from continuing operations, for computing diluted EPS	$46	$36
Net income, as reported	$37	$81
Less: allocation of distributed and undistributed earnings to participating securities	—	(4)
Net income, for computing diluted EPS	$37	$77

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented. The presentation for the three months ended May 3, 2013, gives effect to the one-for four reverse stock split which occurred after market close on September 27, 2013.

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Basic weighted average number of shares outstanding	77	84
Dilutive common share equivalents—stock options and other stock awards	1	—
Diluted weighted average number of shares outstanding	78	84

For the three months ended May 3, 2013, the declared dividends exceeded current period earnings. Therefore, the Company was in a loss position for computing diluted (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Stock options	2	5
Vesting stock awards	1	3

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. During the fourth quarter of fiscal 2014, the Company paid $300 million to the financial institution and received an initial delivery of 5.6 million shares of its outstanding shares of common stock for an aggregate price of $255 million. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired.
In March 2014, the Company entered into a second Accelerated Share Repurchase agreement with a different financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $200 million. During the first quarter of fiscal 2015, the company paid $200 million and received an initial delivery of 4.5 million shares of its outstanding shares of common stock. All shares were immediately retired. The final delivery of the remaining shares under the program is expected to be completed during the second quarter of fiscal 2015. The estimated value of the initial shares received on the purchase dates represented approximately 80% of the expected number of total shares to be repurchased under the ASR or approximately $160 million, which was allocated between additional paid in capital and retained earnings. The Company recorded approximately $40 million of the remaining purchase price as a forward contract indexed to its common stock in additional paid in capital. The total amount of shares delivered by the financial institution may be adjusted by the volume weighted average price of the Company's stock over the valuation period as specified in the ASR.
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
The delivery of 5.5 million shares of Leidos common stock for both ASR purchases reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the three months ended May 2, 2014.
Note 9—Stock-Based Compensation:
Plan Summaries: At May 2, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (ESPP). Leidos issues new shares upon the issuance of stock awards or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company's and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. The Company has issued stock options, vested stock awards, restricted stock awards including stock units, performance-based awards and cash awards under this plan.
Stock awards granted under the plan prior to fiscal 2015 generally vest or became exercisable 20%, 20%, 20% and 40% after one, two, three and four years, respectively. In fiscal 2015, the Company has begun granting awards that generally vest or become exercisable 25% after one year, two, three and four years.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Stock-Based Compensation. Total stock-based compensation expense and related tax benefits recognized for the periods presented was as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Stock-based compensation expense:
Stock options	$2	$2
Vesting stock awards	9	13
Total stock-based compensation expense recorded in continuing operations	$11	$15
Total stock-based compensation expense recorded in discontinued operations	$—	$9
Tax benefits recognized from stock-based compensation	$4	$6
Stock Options
Stock options granted during the three months ended May 2, 2014 and May 3, 2013 have terms of seven years and a vesting period of four years based upon required service conditions, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.
The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
Options Granted (in millions)	0.5	1.3	*
Weighted average grant-date fair value	$6.23	$6.81	*
Expected term (in years)	4.8	5.0
Expected volatility	25.1%	25.0%
Risk-free interest rate	1.6%	0.8%
Dividend yield	2.8%	3.9%
*Adjusted for additional awards granted for the $4.00 Special Dividend
As of May 2, 2014, compensation cost related to unvested stock options not yet recognized in the income statement was $8.2 million and is expected to be recognized over an average period of 1.8 years.
Vesting Stock
Compensation expense is measured at the grant date fair value and generally vests over a four-year vesting period, or seven-year for certain stock awards, based upon required service conditions and in some cases performance conditions. The grant date fair value is based on the closing price of the Company's common stock generally on the day before the date of grant.
During the three months ended May 2, 2014, the Company granted 0.6 million shares of vesting stock at a weighted average grant date fair value of $36.85.
As of May 2, 2014, compensation cost related to unvested shares not yet recognized in the income statement was $73.9 million and is expected to be recognized over an average period of 2.0 years.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Performance-Based Awards
The Company grants performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. The Company’s performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued. The performance period for performance-based stock awards granted in fiscal 2013 was deemed completed as of the last fiscal quarter prior to the separation of New SAIC with the target shares prorated for the completed period earned. For all of the remaining target shares in the original award, the performance condition was removed and the awards are subject to vesting based on continued employment through the original performance period.
There were no performance-based stock awards granted in fiscal 2014. For the fiscal 2015 awards granted, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria.
During the three months ended May 2, 2014, the Company granted approximately 40 thousand shares of performance based awards at a weighted average grant date fair value of $36.85.
As of May 2, 2014, compensation cost related to unvested performance-based awards not yet recognized in the income statement was $1.2 million and is expected to be recognized over an average period of 2.0 years.
Note 10—Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The Company's reportable segments are as follows: National Security Solutions; Health and Engineering; and Corporate and Other.
National Security Solutions provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services and the U.S. Department of Homeland Security. The Company's solutions deliver technology, large scale intelligence systems, data analytics, cyber solutions, logistics and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies and other federal, civilian and commercial customers in the national security complex.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Revenues:
National Security Solutions	$944	$1,077
Health and Engineering	380	521
Corporate and Other	(4)	—
Intersegment elimination	—	(1)
Total revenues	$1,320	$1,597

Operating income (loss):
National Security Solutions	$77	$71
Health and Engineering	25	35
Corporate and Other	(13)	(30)
Total operating income	$89	$76
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
The Company intends to vigorously defend itself against the claims made in the class action lawsuits. In May 2014, the District Court dismissed all but two plaintiffs from the MDL action and ordered a status hearing before taking up the question of whether the two remaining plaintiffs have stated a legal claim. The Company has insurance coverage against judgments or settlements relating to the claims being brought in these lawsuits, with a $10 million deductible. The insurance coverage also covers the Company’s defense costs, subject to the same deductible. As of May 2, 2014, the Company has recorded a loss provision of $3 million related to these lawsuits, representing the low end of the Company’s estimated gross loss. The Company believes that, if any loss is experienced by the Company in excess of its estimate, such a loss would not exceed the Company’s insurance coverage. If these lawsuits progress, many factors will affect the amount of the ultimate loss resulting from these claims being brought against the Company, including results of any discovery, the outcome of any pretrial motions and the courts’ rulings on certain legal issues.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has also received four stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above). An independent committee of the Company’s board of directors reviewed two of the demands and the Company’s lead director has notified both stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters. The third and fourth demands are under review by the independent committee.
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs have moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint.
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
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $54 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issues a ruling on the Customer's nullification request. The outcomes of the Customer's nullification request and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended May 2, 2014 and May 3, 2013. As of May 2, 2014, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of May 2, 2014, the Company has $16 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $35 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of May 2, 2014, there were $3 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $26 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $22 million as of May 2, 2014, of which $20 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Nuclear Regulatory Commission
The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission (NRC). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy (DOE) programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of May 2, 2014 based on its assessment of the likely outcome of this matter.
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit which remains pending. No assurances can be given as to when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of May 2, 2014.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. In addition, the Company could suffer serious reputational harm if allegations of impropriety were made against Leidos. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.
U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging, and accounting for unallowable costs. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning several of the Company’s long established and disclosed practices increasing the uncertainty as to the ultimate conclusion that will be reached. In addition, the Company also monitors compliance with these practices and has an obligation under its contracts to make disclosures of specific improprieties based on credible evidence.
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
The Company’s indirect cost audits by the DCAA remain open for fiscal 2008 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2008 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million of net amounts to be refunded to customers for potential

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. For open periods prior to the spin-off, matters may be settled by the Company with reimbursements due from New SAIC. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be proportioned between Leidos and New SAIC in accordance with the Distribution Agreement. As of May 2, 2014, the Company has recorded a liability of $34 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to fiscal 2014, except fiscal 2010.
As of May 2, 2014, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $17 million, $12 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet.
During the next twelve months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $8 million of the Company’s unrecognized tax benefits, including $1 million of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of tax matters could result in a $4 million reduction in income tax expense in continuing operations during the second half of fiscal 2015.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $71 million as of May 2, 2014, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $155 million, principally related to performance and payment bonds on the Company’s contracts.
Note 13—Subsequent Events:
On May 9, 2014, the Company sold a certain component of the Company's business that it had committed to dispose of in August 2013. This business was focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. See Note 2-Discontinued Operations.

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.
We use the terms “Company,” “we,” “us” and “our” to refer to Leidos, Leidos, Inc. and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. For example, we refer to the fiscal year ending January 30, 2015 as “fiscal 2015.”
Overview
We are an applied technology company delivering solutions and services that leverage the power of data analytics, systems integration and cyber security across our three markets of national security, health and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. We operate in the following segments: National Security Solutions; Health and Engineering; and Corporate and Other.
Our National Security Solutions segment provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services and the U.S. Department of Homeland Security. Our solutions deliver technology, large-scale intelligence systems, data analytics, cyber solutions, logistics and intelligence analysis and operations support to critical missions around the world.
Our Health and Engineering segment provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics, and conduct behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery and reduce costs to the healthcare system. We also provide engineering services and solutions focused on solving energy, environmental and infrastructure challenges. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure and designing and building construction projects.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Our significant management initiatives include the following:

•
Achieving internal, or non-acquisition related, revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

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

Key financial results during the three months ended May 2, 2014 include:

•
Revenues for the three months ended May 2, 2014 decreased 17% from the corresponding period in the prior year. The revenue contraction for the quarter was due to a decrease in National Security Solutions segment revenues of 12% and a decrease in Health and Engineering segment revenues of 27%.

•
Operating income from continuing operations was $89 million for the three months ended May 2, 2014 up from $76 million for the corresponding period in the prior year. The increase in operating income from continuing operations was primarily due to a $13 million reduction in separation and restructuring expenses.

•
Diluted earnings per share from continuing operations for the three months ended May 2, 2014 was $0.59 as compared to $0.43 in the corresponding period in the prior year, primarily due to the aforementioned operating income from continuing operations increase of $13 million and a decrease in the diluted weighted average number of shares outstanding of 6 million shares, or 7%, primarily due to shares repurchased under our accelerated stock repurchase programs.

•
Cash and cash equivalents decreased $247 million during the three months ended May 2, 2014 primarily due to dividend payments of $24 million on Leidos stock and the repurchase of stock for a purchase price of $212 million primarily due to the accelerated stock repurchase program.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $857 million for the three months ended May 2, 2014. Total backlog was $8.8 billion at May 2, 2014 and $9.3 billion at January 31, 2014.

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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In fiscal 2014, in connection with the spin-off transaction and in order to align our cost structure for post-separation, we incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other costs in connection with vacating facilities that were not necessary for our future requirements as well as $10 million of severance costs and $9 million of other separation transaction and restructuring expenses. For the three months ended May 3, 2013, we incurred approximately $9 million of lease termination and facility consolidation expenses, $3 million of severance costs and $2 million of other separation transaction and restructuring expenses. For the three months ended May 2, 2014, we incurred approximately $1 million of lease termination and facility consolidation expenses related to an adjustment to the prior year reserve established for loss on leases in connection with revised sublease income assumptions. We do not expect to incur significant additional separation transaction and restructuring expenses in fiscal 2015 related to the spin-off transaction.
Discontinued Operations
From time to time, we may dispose (or management may commit to plans to dispose) of non-strategic components of the business, which are reclassified as discontinued operations for all periods presented.
Fiscal 2014 Dispositions
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain other components of our business, that were historically included in our National Security Solutions segment.
In August 2013, we committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, we adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations. The sale transaction was completed on May 9, 2014 with insignificant net proceeds received.
In November 2013, we sold a certain component of our business focused on machine language translation, resulting in an insignificant gain.
In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc., previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.
The operating results of our discontinued operations discussed above for the periods presented were as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Revenues	$18	$1,110
Costs and expenses:
Cost of revenues	17	1,001
Selling, general and administrative expenses (including impairment charges of $9 million for the three months ended May 2, 2014)	13	22
Intangible asset impairment charges	3	$2
Separation transaction and restructuring expenses	—	19
Operating (loss) income	$(15)	$66
(Loss) income from discontinued operations also includes other activity that is immaterial and not reflected in the amounts above.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Business Environment and Trends
U.S. Government Markets
In fiscal 2014, we generated approximately 78% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 68% of our total revenues in fiscal 2014. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. Contributing to long term fiscal uncertainty is the continuing uncertainty over the debt ceiling extension, which will expire in March 2015.
We believe that U.S. Government budget deficits and the national debt have created increasing pressure to examine and reduce spending across all federal agencies. The Budget Control Act of 2011 raised the U.S. Government’s debt ceiling and imposed 10-year discretionary spending caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over 10 years, which began to be implemented in the U.S. Government fiscal year ended September 30, 2013. In December 2013, the President signed into law the Bipartisan Budget Act of 2013, which reduced the effects of sequestration in FY 2014 and FY 2015 for national security, but did not make the same concessions for the cuts in medical reimbursements. Since then, roughly 60% of all healthcare in the United States is reimbursed by a government program. These reimbursements are tied to the government spending level and were significantly reduced as part of the Budget Control Act. This has had a direct effect in the amount of available discretionary spending on IT modernization in US hospitals and has therefore slowed the growth we had previously experienced in our commercial Health IT practice.

The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts, caused program delays and cancellations and caused delays in other government contracting actions. In addition, future implementation of spending cuts as we return to Sequestration in FY 2016 could cause further delays in contract awards and continued uncertainty. We continue to evaluate the impact of spending reductions on our businesses. The amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues and growth prospects.
Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity (IDIQ) and U.S. General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts, reduced backlogs by shortening periods of performance on contracts and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Commercial and International Markets
Sales to customers in commercial and international markets serve to diversify us from reliance upon U.S. Government business.  These markets are correlated with global macroeconomic conditions and therefore the pace of global GDP growth could impact our operations, future revenues, and growth prospects in international markets.  In addition, the timing of sales to customers in our commercial health business is partially dependent upon legislation which impacts implementation time lines for Meaningful Use of certified electronic health record (EHR) technology and International Statistical Classification of Diseases and Related Health Problems (ICD-10).  Implementation requirements for both of these catalysts have been delayed, which may impact the near-term performance of our commercial health business.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance. We previously reported in our fiscal 2014 Quarterly Reports on Form 10-Q internal revenue growth (contraction), which is a non-GAAP financial measure due to acquisitions occurring in prior periods. In this quarterly report, there were no acquisitions for the current and comparable periods presented, therefore we are not presenting this non-GAAP measure in this quarterly report.
Bookings and Backlog. We received net bookings worth an estimated $857 million during the three months ended May 2, 2014. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.
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

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	May 2, 2014	January 31, 2014
	(in millions)
National Security Solutions:
Funded backlog	$1,986	$1,854
Negotiated unfunded backlog	5,005	5,604
Total National Security Solutions backlog	$6,991	$7,458
Health and Engineering:
Funded backlog	$1,123	$1,153
Negotiated unfunded backlog	728	694
Total Health and Engineering backlog	$1,851	$1,847
Total:
Funded backlog	$3,109	$3,007
Negotiated unfunded backlog	5,733	6,298
Total backlog	$8,842	$9,305

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended
	May 2, 2014	May 3, 2013
Cost-reimbursement	48%	46%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	28	26
Firm-fixed price (FFP)	24	28
Total	100%	100%
The decrease in the firm-fixed price (FFP) contract revenue percentage for the three months ended May 2, 2014 when compared to the corresponding period of the prior year is primarily due to the completion of two energy design-build construction projects in the second half of fiscal 2014.
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
The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended
	May 2, 2014	Percent change	May 3, 2013
	(dollars in millions)
Labor-related revenues	$816	(17)%	$988
As a percentage of revenues	62%		62%
M&S revenues	504	(17)%	609
As a percentage of revenues	38%		38%
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	May 2, 2014	Dollar change	Percent change	May 3, 2013
	(dollars in millions)
Revenues	$1,320	$(277)	(17)%	$1,597
Cost of revenues	1,147	(230)	(17)%	1,377
Selling, general and administrative expenses:
General and administrative	54	(44)	(45)%	98
Bid and proposal	19	(1)	(5)%	20
Internal research and development	10	—	—%	10
Intangible asset impairment charges	—	(2)	(100)%	2
Separation transaction and restructuring expenses	1	(13)	(93)%	14
Operating income	89	13	17%	76
Operating income margin	6.7%			4.8%
Non-operating expense, net	(18)	(3)	20%	(15)
Income from continuing operations before income taxes	71	10	16%	61
Income tax provision	(25)	(4)	19%	(21)
Income from continuing operations	46	6	15%	40
(Loss) income from discontinued operations, net of tax	(9)	(50)	(122)%	41
Net income	$37	$(44)	(54)%	$81
We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. General and administrative expenses decreased in fiscal 2015 as compared to fiscal 2014 in part due to the aforementioned restructuring plan in fiscal 2014 to align our cost structure for post-separation.
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $11 million ($0.09 per diluted share) for the three months ended May 2, 2014, and a decrease to operating income by $1 million (less than $0.01 per diluted share) for the three months ended May 3, 2013.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended
National Security Solutions	May 2, 2014	Percent change	May 3, 2013
	(dollars in millions)
Revenues	$944	(12)%	$1,077
Operating income	77	8%	71
Operating income margin	8%		7%
National Security Solutions revenues decreased $133 million, or 12%, for the three months ended May 2, 2014 as compared to the corresponding period in the prior year. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($78 million) including the ramp down of the Joint Logistics Integration (JLI) program for tactical mine resistant ambush protected vehicles (accounting for $32 million of the $78 million decline). Revenues across the segment continue to be impacted by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts.
National Security Solutions operating income increased $6 million, or 8%, for the three months ended May 2, 2014 as compared to the corresponding period in the prior year. The increase in operating income was primarily attributable to the net favorable changes in contract estimates ($9 million) and a decrease in amortization expense of intangible assets ($1 million), partially offset by the decline in revenue volumes ($8 million).The three months ended May 3, 2013 included an intangible asset impairment charge ($2 million).
The following table summarizes changes in Health and Engineering revenues and operating income for the periods presented:

	Three Months Ended
Health and Engineering	May 2, 2014	Percent change	May 3, 2013
	(dollars in millions)
Revenues	$380	(27)%	$521
Operating income	25	(29)%	35
Operating income margin	7%		7%
Health and Engineering revenues decreased $141 million, or 27%, for the three months ended May 2, 2014 as compared to the corresponding period in the prior year. The revenue contraction reflects a decline in engineering services ($85 million) due to the completion of two energy design-build construction projects in the second half of fiscal year 2014 (accounting for $63 million of the $85 million decline), lower sales volumes in our non-intrusive inspection business due to the timing of product shipments ($41 million) and lower sales volumes in our commercial and federal health business ($15 million).
Health and Engineering operating income decreased $10 million, or 29%, for the three months ended May 2, 2014 as compared to the corresponding period in the prior year. The decrease was driven by lower revenues ($10 million), including a decline in engineering products which typically generate higher margins, and an operating loss for the Plainfield biomass power plant due to production short falls ($8 million), partially offset by a favorable ruling on a legal matter ($5 million) and lower intangible asset amortization expense ($5 million). The first quarter of fiscal 2014 included an unfavorable change in contract estimates of $3 million on the Plainfield design-build construction project.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended
Corporate and Other	May 2, 2014	May 3, 2013
	(in millions)
Operating loss	$(13)	$(30)
Corporate and Other operating loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss decreased by $17 million for the three months ended March 2, 2014 as compared to the corresponding period of the prior year primarily due to a decrease in separation transaction and restructuring expenses ($13 million) associated with the spin-off which was completed in fiscal 2014 and a reduction in other unallocable corporate costs.
Non-Operating Expense. Non-operating expense for the three months ended May 2, 2014 increased $3 million as compared to the corresponding period of the prior year. The increase is primarily attributable to a decrease in interest income for the three months ended May 2, 2014 when compared to the corresponding period of the prior year due to the collection or forgiveness of deferred receivables for commercial customers related to certain construction contracts.
There was no change in interest expense for Leidos, Inc. for the three months ended May 2, 2014, as compared to the corresponding period of the prior year. Interest expense on Leidos Inc.'s note with Leidos decreased $2 million compared to the corresponding period of the prior year. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. Our provision for income taxes as a percentage of income before income taxes was 35.2% for the three months ended May 2, 2014 compared to 34.4% for the corresponding period in prior year. The increase in the effective tax rate for the current period is primarily due to the expiration of the federal research and development credit on December 31, 2013 and the decrease in tax benefit from the tax deductibility of the quarterly dividends paid on shares held by the Leidos Retirement Plan (an employee ownership plan) due to a reduction in the number of employees participating in the plan as a consequence of the spin off of New SAIC partially offset by the tax benefit from state income tax refunds recorded in the current quarter. The effective tax rate for the three months ended May 3, 2013 included the estimated non-deductible portion of settlements of legal and regulatory matters, partially offset by the tax deductibility of the special dividend, which was declared during the three months ended May 3, 2013, on shares held by the Leidos Retirement Plan and the reinstatement of the research and development tax credit in the fourth quarter of fiscal 2013.
We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for all fiscal years prior to fiscal 2014, except fiscal 2010.
As of May 2, 2014, we had liabilities for uncertain tax positions of $17 million, $12 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in an $8 million reduction in our uncertain tax positions and a $4 million reduction in income tax expense in continuing operations during the second half of fiscal 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Liquidity and Capital Resources
Overview of Liquidity
We had $183 million in cash and cash equivalents at May 2, 2014, which were primarily comprised of cash held in investments in several large institutional money market funds that invest primarily in bills, notes and bonds issued by the U.S. Treasury, U.S. Government guaranteed repurchase agreements fully collateralized by U.S. Treasury obligations, U.S. Government guaranteed securities and investment-grade corporate securities that have original maturities of three months or less, and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. We expect that our borrowing capacity of $750 million under the revolving credit facility will be reduced to approximately $600 million in the second quarter of fiscal 2015 based on the results of our financial covenants as of May 2, 2014. Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends and acquisitions of businesses.
In December 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $300 million. The delivery of all shares under the December 2013 ASR agreement was completed during the first quarter of fiscal 2015. In March 2014, we entered into a second ASR agreement with a different financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $200 million. The delivery of all shares under the March 2014 ASR agreement is expected to be completed during the second quarter of fiscal 2015.
We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Cash used in operating activities of continuing operations	$(8)	$(102)
Cash (used in) provided by investing activities of continuing operations	(10)	9
Cash used in financing activities of continuing operations	(233)	(53)
Cash provided by (used in) operating activities of discontinued operations	4	(26)
Cash used in investing activities of discontinued operations	—	(1)
Total decrease in cash and cash equivalents	$(247)	$(173)
Cash Used in Operating Activities of Continuing Operations. Cash flows used in operating activities of continuing operations decreased $94 million for the three months ended May 2, 2014 as compared to the corresponding period in the prior year. The decrease was primarily due to a $109 million reduction in working capital attributable to the discontinuance of the U.S. Government accelerated payment initiative in the first quarter of fiscal 2014 and the timing of vendor payments.
Cash (Used in) Provided by Investing Activities of Continuing Operations. We used $10 million in support of investing activities of continuing operations during the three months ended May 2, 2014, to purchase property, plant and equipment. We had cash flows provided by investing activities of continuing operations of $9 million during the three months ended May 3, 2013, including $25 million of proceeds from the sale of facilities, partially offset by $18 million to purchase property, plant and equipment.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Cash Used in Financing Activities of Continuing Operations. We used $233 million of cash in support of financing activities of continuing operations during the three months ended May 2, 2014, including the payment of dividends of $24 million and $212 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit compensation plans. We used $53 million of cash in support of financing activities of continuing operations during the three months ended May 3, 2013, including the payment of dividends of $41 million and $16 million to repurchase shares of our stock related to employee benefit compensation plans.
Cash Provided by (Used in) Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations increased $30 million for the three months ended May 2, 2014, primarily due to $63 million less cash used for working capital purposes related to the spin-off of New SAIC and a $17 million tax settlement in the prior year on the gain from the sale of certain components of our business in fiscal 2013, offset by a decrease in net income of $50 million.
Leidos, Inc.’s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to changes in interest payments (which reduce cash flow from operating activities of Leidos, Inc.) made by Leidos, Inc. on its note to Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos).
Leidos, Inc. used cash in investing activities of $244 million during the three months ended May 2, 2014, including repayments on its related party note with Leidos of $237 million, partially offset by proceeds from the related party note with Leidos of $3 million. Leidos, Inc. used cash in financing activities of continuing operations of $53 million during the three months ended May 3, 2013 including repayments on its note with Leidos of $57 million offset by proceeds from the note of $4 million.
Outstanding Indebtedness
Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	May 2, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	40	40
Total notes payable and long-term debt			$1,333	$1,333
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,330	$1,331
Fair value of notes payable and long-term debt			$1,358	$1,350
The notes payable outstanding as of May 2, 2014 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of May 2, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Credit Facility. Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of May 2, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility, and we had $750 million of available borrowing capacity. The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with our separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. If our trailing four quarters of EBITDA declines below a certain threshold, our borrowing capacity available under the credit facility reduces. We expect that our borrowing capacity of $750 million under the revolving credit facility will be reduced to approximately $600 million in the second quarter of fiscal 2015 based on the results of our financial covenants as of May 2, 2014. As of May 2, 2014, we were in compliance with all covenants under the credit facility. A failure by us to meet these financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 11 and 12 of the combined notes to the condensed consolidated financial statements for the three months ended May 2, 2014 contained within this Quarterly Report on Form 10-Q.
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
We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended May 2, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Recently Adopted and Issued Accounting Pronouncements
Accounting Standards Updates Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-04 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e. step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-05 did not have a material effect on our consolidated financial position, results of operations or cash flows.
During the quarter presented, we adopted various other accounting standards issued by the FASB, none of which had a material effect on our consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic location, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We are still evaluating the provisions of ASU 2014-08 and its impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price,

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. We are still evaluating the provisions of ASU 2014-09 and its impact on our consolidated financial position, results of operations or cash flows.
Effects of Inflation
Approximately 48% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for long-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended May 2, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2014, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of May 2, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 11 of the combined notes to condensed consolidated financial statements for the three months ended May 2, 2014 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 11, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 12, “Commitments and Contingencies—Government Investigations and Reviews,” of the combined notes to condensed consolidated financial statements for the three months ended May 2, 2014 contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company
In December 2013, our board of directors authorized a stock repurchase program (2013 Stock Repurchase Program) under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaced the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
The following table presents repurchases of Leidos common stock during the quarter ended May 2, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2014 - February 28, 2014 (3)	982,621	$45.84	981,391	13,455,326
March 1, 2014 - March 31, 2014	31,150	45.21	—	13,455,326
April 1, 2014 - April 30, 2014 (4)	4,620,599	35.63	4,495,220	8,960,106
May 1, 2014 - May 2, 2014	—	—	—	8,960,106
Total	5,634,370	$37.47	5,476,611

(1)
The total number of shares purchased includes: (i) shares of common stock purchased under the terms of the accelerated share repurchase agreements; (ii) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock awards; and (iii) shares surrendered in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)	We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013.

(3)
In December 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution, whereby we paid an aggregate of $300 million and received a total of 6.5 million shares of Leidos outstanding shares of common stock with 5.6 million of those shares delivered in the fourth quarter of fiscal 2014 . The final delivery of the remaining approximately 1.0 million shares under this program was completed in February 2014. All shares delivered were immediately retired.

(4)
In March 2014, we entered into a second ASR agreement with a different financial institution, whereby we paid an aggregate of $200 million and received approximately 4.5 million shares of Leidos outstanding shares of common stock during April 2014, or approximately 80% of the expected number of shares to be repurchased under the ASR. The final delivery of the remaining shares under this program is expected to be completed during the second quarter of fiscal 2015. All shares delivered were immediately retired.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement (adopted March 2014) of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (adopted March 2014) of Leidos Holdings, Inc. 2006 Equity Incentive Plan.

10.3	Form of Restricted Unit Award Agreement (Management) (adopted March 2014) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.4	Form of Performance Share Award Agreement (adopted April 2014) of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.5	Memorandum of Understanding, executed on March 24, 2014, between the Company and K. Stuart Shea.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 4, 2014

Leidos Holdings, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: June 4, 2014

Leidos, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement (adopted March 2014) of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (adopted March 2014) of Leidos Holdings, Inc. 2006 Equity Incentive Plan.

10.3	Form of Restricted Unit Award Agreement (Management) (adopted March 2014) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan.

10.4	Form of Performance Share Award Agreement (adopted April 2014) of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.5	Memorandum of Understanding, executed on March 24, 2014, between the Company and K. Stuart Shea.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.