Form 10-Q
period 2014-08-01
Leidos Holdings, Inc.; Leidos, Inc.
filed 2014-09-09
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2014
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of August 29, 2014 was as follows:

Leidos Holdings, Inc.	74,038,021 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

Explanatory Note
This Quarterly Report on Form 10-Q is a combined report being filed by Leidos Holdings, Inc. ("Leidos") and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos, Leidos, Inc., and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 1, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$358	$430
Receivables, net	1,094	1,082
Inventory, prepaid expenses and other current assets	236	256
Assets of discontinued operations	25	39
Total current assets	1,713	1,807
Property, plant and equipment (less accumulated depreciation and amortization of $324 million and $341 million at August 1, 2014 and January 31, 2014, respectively)	372	482
Intangible assets, net	59	93
Goodwill	1,207	1,693
Deferred income taxes	19	15
Other assets	111	72
	$3,481	$4,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$682	$716
Accrued payroll and employee benefits	296	285
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	10	6
Total current liabilities	991	1,009
Notes payable and long-term debt, net of current portion	1,329	1,331
Other long-term liabilities	204	227
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at August 1, 2014 and January 31, 2014	—	—
Common stock, $.0001 par value, 500 million shares authorized, 74 million and 80 million shares issued and outstanding at August 1, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	1,426	1,576
Accumulated (deficit) earnings	(463)	25
Accumulated other comprehensive loss	(6)	(6)
Total stockholders’ equity	957	1,595
	$3,481	$4,162

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions, except per share amounts)
Revenues	$1,306	$1,457	$2,618	$3,050
Costs and expenses:
Cost of revenues	1,119	1,293	2,260	2,666
Selling, general and administrative expenses	87	105	170	232
Goodwill impairment charges	486	—	486	—
Intangible asset impairment charges	24	30	24	32
Separation transaction and restructuring expenses	—	19	1	33
Operating (loss) income	(410)	10	(323)	87
Non-operating income (expense):
Interest income	1	6	1	10
Interest expense	(20)	(18)	(40)	(38)
Other (expense) income, net	(1)	—	1	1
(Loss) income from continuing operations before income taxes	(430)	(2)	(361)	60
Income tax (expense) benefit	(9)	6	(33)	(15)
(Loss) income from continuing operations	(439)	4	(394)	45
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income taxes	2	60	(11)	125
Income tax (expense) benefit	(1)	(22)	4	(47)
Income (loss) from discontinued operations	1	38	(7)	78
Net (loss) income	$(438)	$42	$(401)	$123
(Loss) earnings per share (Note 8):
Basic:
(Loss) income from continuing operations	(5.93)	0.05	(5.25)	0.50
Income (loss) from discontinued operations	0.01	0.45	(0.10)	0.93
	$(5.92)	$0.50	$(5.35)	$1.43
Diluted:
(Loss) income from continuing operations	$(5.93)	$0.05	$(5.25)	$0.50
Income (loss) from discontinued operations	0.01	0.45	(0.10)	0.93
	$(5.92)	$0.50	$(5.35)	$1.43
Cash dividends declared per share	$0.32	$0.48	$0.64	$4.96

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Net (loss) income	$(438)	$42	$(401)	$123
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$(438)	$42	$(401)	$123

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	80	$1,576	$25	$(6)	$1,595
Net loss	—	—	(401)	—	(401)
Other comprehensive income, net of tax	—	—	—	—	—
Issuances of stock, net of cancellations	—	7	—	—	7
Shares repurchased and retired or withheld for tax withholdings on equity awards	(6)	(175)	(37)	—	(212)
Dividends of $0.64 per share	—	—	(50)	—	(50)
Adjustments for income tax benefits (deficiency)from stock-based compensation	—	(5)	—	—	(5)
Stock-based compensation	—	23	—	—	23
Balance at August 1, 2014	74	$1,426	$(463)	$(6)	$957

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Cash flows from operations:
Net (loss) income	$(401)	$123
Loss (income) from discontinued operations	7	(78)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34	51
Stock-based compensation	23	30
Goodwill impairment charges	486	—
Intangible asset impairment charges	24	32
Restructuring charges, net	1	12
Other	4	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(56)	(126)
Inventory, prepaid expenses and other current assets	9	48
Other assets	(1)	6
Accounts payable and accrued liabilities	(35)	(27)
Accrued payroll and employee benefits	12	(40)
Income taxes receivable/payable	11	—
Other long-term liabilities	(3)	(2)
Total cash flows provided by operating activities of continuing operations	115	32
Cash flows from investing activities:
Expenditures for property, plant and equipment	(22)	(30)
Proceeds from sale of assets	—	65
Proceeds from U.S. Treasury cash grant	80	—
Other	—	1
Total cash flows provided by investing activities of continuing operations	58	36
Cash flows from financing activities:
Payments of notes payable and long-term debt	(1)	(1)
Proceeds from real estate financing transaction	—	38
Sales of stock and exercises of stock options	4	8
Repurchases of stock	(212)	(17)
Dividend payments	(48)	(424)
Other	1	2
Total cash flows used in financing activities of continuing operations	(256)	(394)

See accompanying combined notes to condensed consolidated financial statements.

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Decrease in cash and cash equivalents from continuing operations	(83)	(326)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	3	60
Cash provided by (used in) investing activities of discontinued operations	8	(2)
Cash used in financing activities of discontinued operations	—	(5)
Increase in cash and cash equivalents from discontinued operations	11	53
Total decrease in cash and cash equivalents	(72)	(273)
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$358	$462

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 1, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$358	$430
Receivables, net	1,094	1,082
Inventory, prepaid expenses and other current assets	236	256
Assets of discontinued operations	25	39
Total current assets	1,713	1,807
Property, plant and equipment (less accumulated depreciation and amortization of $324 million and $341 million at August 1, 2014 and January 31, 2014, respectively)	372	482
Intangible assets, net	59	93
Goodwill	1,207	1,693
Deferred income taxes	19	15
Other assets	111	72
Note receivable from Leidos Holdings, Inc. (Note 6)	1,377	1,137
	$4,858	$5,299
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$682	$716
Accrued payroll and employee benefits	296	285
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	10	6
Total current liabilities	991	1,009
Notes payable and long-term debt, net of current portion	1,329	1,331
Other long-term liabilities	204	227
Commitments and contingencies (Notes 11 and 12)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at August 1, 2014 and January 31, 2014	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,133	2,531
Accumulated other comprehensive loss	(6)	(6)
Total stockholder's equity	2,334	2,732
	$4,858	$5,299

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Revenues	$1,306	$1,457	$2,618	$3,050
Costs and expenses:
Cost of revenues	1,119	1,293	2,260	2,666
Selling, general and administrative expenses	87	105	170	232
Goodwill impairment charges	486	—	486	—
Intangible asset impairment charges	24	30	24	32
Separation transaction and restructuring expenses	—	19	1	33
Operating (loss) income	(410)	10	(323)	87
Non-operating income (expense):
Interest income	4	6	6	10
Interest expense	(20)	(18)	(40)	(38)
Other (loss) income, net	(1)	—	1	1
(Loss) income from continuing operations before income taxes	(427)	(2)	(356)	60
Income tax (expense) benefit	(10)	6	(35)	(15)
(Loss) income from continuing operations	(437)	4	(391)	45
Discontinued operations (Note 2):
Income (loss) from discontinued operations before income taxes	2	60	(11)	125
Income tax (expense) benefit	(1)	(22)	4	(47)
Income (loss) from discontinued operations	1	38	(7)	78
Net (loss) income	$(436)	$42	$(398)	$123

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013

Net (loss) income	$(436)	$42	$(398)	$123
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$(436)	$42	$(398)	$123

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	5,000	$207	$2,531	$(6)	$2,732
Net loss	—	—	(398)	—	(398)
Other comprehensive income, net of tax	—	—	—	—	—
Balance at August 1, 2014	5,000	$207	$2,133	$(6)	$2,334

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Cash flows from operations:
Net (loss) income	$(398)	$123
Loss (income) from discontinued operations	7	(78)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34	51
Stock-based compensation	23	30
Goodwill impairment charges	486	—
Intangible asset impairment charges	24	32
Restructuring charges, net	1	12
Other	1	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(56)	(126)
Inventory, prepaid expenses and other current assets	9	48
Other assets	(1)	6
Accounts payable and accrued liabilities	(35)	(27)
Accrued payroll and employee benefits	12	(40)
Income taxes receivable/payable	11	—
Other long-term liabilities	(3)	(2)
Total cash flows provided by operating activities of continuing operations	115	32
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	55	—
Payments on obligations of Leidos Holdings, Inc.	(310)	—
Expenditures for property, plant and equipment	(22)	(30)
Proceeds from sale of assets	—	65
Proceeds from U.S. Treasury cash grant	80	—
Other	—	1
Total cash flows (used in) provided by investing activities of continuing operations	(197)	36
Cash flows from financing activities:
Proceeds on obligations of Leidos Holdings, Inc.	—	8
Payments on obligations of Leidos Holdings, Inc.	—	(441)
Payments of notes payable and long-term debt	(1)	(1)
Proceeds from real estate financing transaction	—	38

See accompanying combined notes to condensed consolidated financial statements.

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Other	—	2
Total cash flows used in financing activities of continuing operations	(1)	(394)
Decrease in cash and cash equivalents from continuing operations	(83)	(326)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	3	60
Cash provided by (used in) investing activities of discontinued operations	8	(2)
Cash used in financing activities of discontinued operations	—	(5)
Increase in cash and cash equivalents from discontinued operations	11	53
Total decrease in cash and cash equivalents	(72)	(273)
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$358	$462

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., a company focused on delivering science and technology solutions and services primarily in the areas of national security, health and engineering to agencies of the U.S. Department of Defense (DoD), the intelligence community, the U.S. Department of Homeland Security and other U.S. Government civil agencies, state and local government agencies, foreign governments and customers across a variety of commercial markets. Unless indicated otherwise, references to the "Company," "we," "us," and "our" refer collectively to Leidos, Leidos, Inc., and its consolidated subsidiaries.
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
As a result of the spin-off, the assets, liabilities, results of operations, and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to the Company’s continuing operations, unless otherwise noted. See Note 2-Dispositions for further information.
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
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, the financial information as of August 1, 2014 and for the three and six months ended August 1, 2014 and August 2, 2013 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended August 1, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2015, or any future period.
Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31. Fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The second quarter of fiscal 2015 ended on August 1, 2014.
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
Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $15 million and $34 million for the three and six months ended August 2, 2013, respectively, were reclassified as discontinued operations.
The separation transaction and restructuring expenses for continuing operations were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Strategic advisory services	$—	$—	$—	$2
Legal and accounting services	—	—	—	—
Lease termination and facility consolidation expenses	—	14	1	23
Severance costs	—	5	—	8
Separation transaction and restructuring expenses in operating income	—	19	1	33
Less: income tax benefit	—	(8)	—	(13)
Separation transaction and restructuring expenses, net of tax	$—	$11	$1	$20
During the six months ended August 1, 2014, the lease termination and facility consolidation expenses related to an adjustment to the reserve established for loss on leases in connection with revised sublease income assumptions.
For the six months ended August 1, 2014 and August 2, 2013, all separation transaction and restructuring expenses for continuing operations were in the Corporate and Other segment.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the restructuring liability balance as of August 1, 2014 and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled, and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2014	$1	$20	$21
Charges	—	1	1
Cash payments	(1)	(9)	(10)
Balance as of August 1, 2014	$—	$12	$12
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
The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of August 1, 2014, the Company had outstanding receivables of $39 million, net of allowance of $9 million, related to one construction project with deferred payment terms, which have not been paid in accordance with the initial payment terms established with the customer. The Company has filed a legal claim to enforce the payment terms as established in the contract. Based on these events, the Company has determined that the receivables are not expected to be collected within the next 12 months. Accordingly, the receivables are classified as non-current in “Other Assets” on the condensed consolidated balance sheet as of August 1, 2014. On August 29, 2014, the Company received a partial payment of $11 million from the customer.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $6 million and an increase

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of $0.06 per diluted share for the three months ended August 1, 2014, and an increase to operating income of $18 million and an increase of $0.15 per diluted share for the six months ended August 1, 2014. Aggregate changes in contract estimates resulted in a decrease to operating income of $27 million and a decrease of $0.19 per diluted share for the three months ended August 2, 2013, and a decrease to operating income of $28 million and a decrease of $0.21 per diluted share for the six months ended August 2, 2013.
Goodwill and Intangible Assets
Goodwill
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
In evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value, which includes the allocated goodwill. If the estimated fair value of a reporting unit is more than its carrying value, including allocated goodwill, no further analysis is required. If the estimated fair value of a reporting unit is less than its carrying value, including allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment charge equal to the difference.
The Company estimates the fair value of each reporting unit using both market and income approaches (Level 3 under the accounting standard for fair value measurement).
The market approach consists of the guideline public company method which is a valuation technique where the fair value is calculated based on market prices obtained from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors. Due to the fact that stock prices of comparable companies represent minority interests the Company also considers an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital ("WACC") for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in the

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company’s estimation of fair value are developed by management based on known business and market considerations.
The goodwill impairment test process and valuation model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, economic expectations, discount rates and WACC as well as using available market data.
An interim goodwill impairment evaluation was performed during the second quarter of fiscal 2015 and resulted in goodwill impairment charges of $486 million for the three and six months ended August 1, 2014. See Note 4-Goodwill and Intangible Assets for further information.
Intangible assets
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
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended
	August 1, 2014	August 2, 2013

Vested stock issued as settlement of annual bonus accruals	$1	$2
Stock issued in lieu of cash dividends	$2	$16
Cash paid for interest (including discontinued operations)	$37	$36
Cash paid for income taxes, net of refunds (including discontinued operations)	$12	$62
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
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e., step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-05 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard was issued to provide guidance on share based payment awards in which a performance target may be achieved after an employee completes the requisite service period to achieve the award. In some instances, this has led to a performance award being granted subsequent to the employee no longer rendering services to the issuing company. Previously, no guidance had been included in the codification on how to account for these transactions. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for all entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The amendments may be adopted prospectively or retrospectively. The Company elected to early adopt the provisions of ASU No. 2014-12 and the standard did not have a material effect on the Company's financial position, results of operations, or cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations or cash flows.
Note 2—Dispositions:
Fiscal 2015 Discontinued Operations
In July 2014, the Company committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in the Company's Health and Engineering segment. The sale transaction was completed on August 22, 2014 with cash proceeds received of $19 million.
Fiscal 2014 Discontinued Operations
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
The spin-off was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements set forth, among other things, the principal actions needed to be taken in connection with the separation and govern certain aspects of the relationship between the Company and New SAIC following the separation. These agreements generally provide, with certain exceptions, that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent, except that unknown liabilities will be shared between the parties in certain circumstances. The agreements also describe the party’s commitments to provide each other with certain services for a limited time to help ensure an orderly transition. The agreements also include the treatment of existing contracts, proposals, and teaming arrangements where New SAIC will jointly perform work after separation on Leidos contracts. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Revenues	$12	$1,008	$26	$2,114
Costs and expenses:
Cost of revenues	12	917	26	1,915
Selling, general and administrative expenses	—	5	—	20
Separation transaction and restructuring expenses	—	15	—	34
Operating income	$—	$71	$—	$145
Other Fiscal 2014 Discontinued Operations
Other fiscal 2014 non-strategic dispositions were historically included in the Company's National Security Solutions segment.
In August 2013, the Company committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations. The sale transaction was completed in the second quarter of fiscal 2015 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
In November 2013, the Company sold a certain component of the Company's business focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above, not including the separation of New SAIC, for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Revenues	$8	$10	$20	$18
Costs and expenses:
Cost of revenues	9	10	17	17
Selling, general and administrative expenses (including impairment charges of $9 million for the six months months ended August 1, 2014)	5	10	19	18
Intangible asset impairment charges	—	—	3	2
Operating loss	$(6)	$(10)	$(19)	$(19)
Non-operating income (expense)	$8	$(1)	$8	$(1)
Total income (loss) from discontinued operations before income taxes	$2	$(11)	$(11)	$(20)
Note 3—Acquisitions:
Plainfield Renewable Energy Holdings LLC
On October 11, 2013, the Company and Plainfield Renewable Energy Owner, LLC (“project owner”) entered into a consensual foreclosure agreement pursuant to which the project owners agreed to transfer 100% of the equity interest of Plainfield Renewable Energy Holdings, LLC (“PRE Holdings”) to an indirect wholly-owned subsidiary of Leidos in full satisfaction of certain secured obligations owed by the project owner to the Company. Plainfield Renewable Energy LLC or "Plainfield" was a wholly-owned subsidiary of PRE Holdings. As a result of the entry into the foreclosure agreement, the Company determined that it has the power to direct the activities of the VIE and has the right to receive benefits from or the obligation to absorb the losses of the VIE. Accordingly, the Company was deemed the primary beneficiary of the VIE, resulting in the consolidation of Plainfield as of October 11, 2013 (the "transaction"). The Company also determined that Plainfield met the definition of a business and as such gained control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. As a result of the transaction in the third quarter of fiscal 2014, the Company recorded a $32 million loss as bad debt expense in the Company's condensed consolidated statements of income. This was primarily the result of the difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction. In addition, contingent consideration of approximately $3 million remains to be paid as of August 1, 2014, of which $2 million will be paid on the earlier of November 2015 or the successful sale of the plant, and the remainder of which will be paid solely upon the successful sale of the plant.
In July 2014, the Company received a cash grant of $80 million from the U.S. Treasury Department, which was recorded as a reduction to the fixed asset basis of the plant on the condensed consolidated balance sheet, and will be recognized ratably over the life of the plant through reduced depreciation expense. For tax purposes, the tax basis of the plant was reduced by half of the amount of the cash grant. This difference between the excess tax basis of the plant over the book basis resulted in a $27 million deferred tax asset which was recorded as a reduction to the fixed asset basis of the plant. The U.S. Treasury grant also contains a recapture provision that could require the Company to repay funds to the Treasury in certain circumstances which the Company deems not probable.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Goodwill and Intangible Assets:
The Company's National Security Solutions ("NSS") and Health and Engineering ("HES") are the reportable segments that contain goodwill. Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014, the annual goodwill impairment assessment was completed in the fourth quarter fiscal 2014 and it was concluded that the estimated fair value of all of the Company's reporting units exceeded their carrying value. In the second quarter of fiscal 2015, as part of its normal quarterly procedures, the Company considered both qualitative and quantitative factors associated with each of the Company's reporting units and determined that there were indicators that the carrying values of the Health Solutions and Engineering reporting units may not be fully recoverable due to operating performance shortfalls and forecasted declines of revenues and operating income. The Company performed an interim evaluation for these reporting units that resulted in impairments of the goodwill carrying value.
The changes in the carrying value of goodwill for NSS and HES were as follows:

	NSS	HES	Total
	(in millions)
Goodwill at January 31, 2014	$788	$905	$1,693
Goodwill impairment charges	—	(486)	(486)
Goodwill at August 1, 2014	$788	$419	$1,207
During the second quarter of fiscal 2015, the Health Solutions reporting unit experienced a significant decline in both actual and forecasted revenue volumes primarily in our commercial health consulting business resulting from a reduction in new project opportunities, delayed award decisions, and completion of several larger electronic health records ("EHR") implementation engagements that were not extended or replaced with other projects. The declines were also impacted by delays in legislative compliance deadlines (i.e., ICD-10 and Meaningful Use Stage 2). These events attributed to a significant reduction in our sales pipeline, revenue, and operating income. The nature of our commercial health consulting engagements are short term in nature and the aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
During the second quarter of fiscal 2015, the Engineering reporting unit experienced delayed or lost award decisions and reductions in scope on several large engineering construction projects as clients shifted priorities and adjusted their capital expenditure plans that were anticipated to be awarded to the Company during the second quarter of fiscal 2015. The Engineering reporting unit was also impacted by significant reduction in scope of services with an existing client. These events culminated in a significant reduction in our sales pipeline, revenue, and operating income. The aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
Based on the unexpected impacts and other unanticipated factors discussed above, the Company conducted an interim goodwill impairment test using the two-step quantitative approach.
As described in Note 1, the Company utilized both the market and income approach as part of the first step of the two-step quantitative goodwill impairment test to determine the estimated fair value of both the Health Solutions and Engineering reporting units (Level 3 fair value measurement).
The Company performed the market approach, guideline public company method, by applying pricing multiples derived from publicly traded guideline companies that are comparable to the reporting units to determine their fair values. The Company utilized enterprise/earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples and enterprise/revenue multiples which averaged 6.0 and 0.5, respectively, for the Health Solutions

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reporting unit, and 6.8 and 0.4, respectively, for the Engineering reporting unit. In addition, the fair value under the guideline public company method included a control premium of 20%, which was determined based on a review of comparable market transactions.
The income approach was performed by calculating the fair value based on forecasted future cash flows discounted back to the present value, including significant judgments related to the risk adjusted discount rates, terminal growth rates, and weighted-average cost of capital ("WACC"). The projected cash flows were developed by management for planning purposes based on current known business and market conditions as well as future anticipated industry trends. The method included certain cost adjustments that a market participant buyer would not incur to operate the respective reporting units. A terminal value growth rate of 3% and 2% and WACC of 12% and 14% (which includes a specific company risk premium of 2%) were used for the Health Solutions and Engineering reporting units, respectively.
Based on the first step of the two-step quantitative goodwill impairment test, the Company determined that the fair values of the Health Solutions and Engineering reporting units were 62% and 91% of their carrying values, respectively. Due to the fact that indicators of impairment existed, the second step of the two-step quantitative goodwill impairment test was performed to determine the implied fair value of goodwill and the impairment amount of the respective reporting units.
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the three months ended August 1, 2014, which represents the difference between the carrying value and the implied fair value. There were no other goodwill impairment charges recorded for the remaining reporting units.
Intangible assets consisted of the following:

	August 1, 2014			January 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$70	$(54)	$16	$94	$(47)	$47
Software and technology	65	(39)	26	65	(36)	29
Other	4	(1)	3	4	(1)	3
Total finite-lived intangible assets	139	(94)	45	163	(84)	79
Indefinite-lived intangible assets:
In-process research and development	10	—	10	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	14	—	14	14	—	14
Total intangible assets	$153	$(94)	$59	$177	$(84)	$93
Amortization expense related to amortizable intangible assets was $5 million and $10 million for the three and six months ended August 1, 2014, respectively, and $11 million and $22 million for the three and six months ended August 2, 2013, respectively.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended August 1, 2014, the Company determined that certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized an impairment charge of $24 million for the three and six months ended August 1, 2014 to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3 under the accounting standard for fair value measurement).
During the three months ended August 2, 2013, the Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized an impairment charge of $30 million to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3 under the accounting standard for fair value measurement). The Company recognized impairment charges for intangible assets of $32 million for the six months ended August 2, 2013.
The estimated annual amortization expense related to finite-lived intangible assets as of August 1, 2014 was as follows:

Fiscal Year Ending January 31
(in millions)
2015 (remainder of the fiscal year)	$6
2016	11
2017	10
2018	8
2019	6
2020 and thereafter	4
$45
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
Note 5—Financial Instruments:
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company’s cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. As of August 1, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization (EBITDA) the adding back of certain expenses incurred in connection with the Company’s separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA adjusted for other items as defined in the credit facility of not more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of August 1, 2014. A failure by the Company to meet these financial covenants in the future would reduce and could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to its outstanding debt, the borrowing capacity available under the credit facility reduces. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of August 1, 2014 was reduced to approximately $450 million.
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
The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	August 1, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	39	40
Total notes payable and long-term debt			$1,332	$1,333
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,329	$1,331
Fair value of notes payable and long-term debt			$1,330	$1,350

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs as defined by the accounting standard for fair value measurements).
The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of August 1, 2014.
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
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of August 1, 2014, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.4 billion. The note receivable also includes the distribution of the assets and liabilities of New SAIC of $736 million that occurred at the time of the separation in September 2013.
Note 7—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	August 1, 2014	January 31, 2014
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of August 1, 2014 and January 31, 2014	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of August 1, 2014 and January 31, 2014	(5)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $2 million as of August 1, 2014 and January 31, 2014	(3)	(3)
Total accumulated other comprehensive loss, net of taxes of $4 million as of August 1, 2014 and January 31, 2014	$(6)	$(6)
Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, unrecognized loss on settled derivative instruments and the unrecognized net gain on the defined benefit plan for the three and six months ended August 1, 2014, were not material. Reclassifications for foreign currency translation adjustments and unrecognized loss on settled derivative instruments are recorded in other income, net, and reclassifications for the unrecognized net gain on the defined benefit plan is recorded in selling, general, and administrative expenses.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—(Loss) Earnings Per Share (EPS):
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
A reconciliation of the income used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Basic EPS:
(Loss) income from continuing operations, as reported	$(439)	$4	$(394)	$45
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
(Loss) income from continuing operations, for computing basic EPS	$(439)	$4	$(394)	$42
Net (loss) income, as reported	$(438)	$42	$(401)	$123
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Net (loss) income, for computing basic EPS	$(438)	$42	$(401)	$120
Diluted EPS:
(Loss) income from continuing operations, as reported	$(439)	$4	$(394)	$45
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
(Loss) income from continuing operations, for computing diluted EPS	$(439)	$4	$(394)	$42
Net (loss) income, as reported	$(438)	$42	$(401)	$123
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Net (loss) income, for computing diluted EPS	$(438)	$42	$(401)	$120

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented. The presentation for the three and six months ended August 2, 2013, gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Basic weighted average number of shares outstanding	74	84	75	84
Dilutive common share equivalents—stock options and other stock awards	—	—	—	—
Diluted weighted average number of shares outstanding	74	84	75	84

For the three and six months ended August 1, 2014, all outstanding common stock equivalents were excluded in the computation of diluted (loss) per share because their effect would have been anti-dilutive due to the net loss for the corresponding periods.

For the three and six months ended August 2, 2013, the declared dividends exceeded current period earnings. Therefore, the Company was in a loss position for computing diluted (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Stock options	4	5	4	5
Vesting stock awards	3	3	3	3
In December 2013, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. During the fourth quarter of fiscal 2014, the Company paid $300 million to the financial institution and received an initial delivery of 5.6 million shares of its outstanding shares of common stock for an aggregate value of $255 million. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired.
In March 2014, the Company entered into a second Accelerated Share Repurchase agreement with a different financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $200 million. During the first quarter of fiscal 2015, the Company paid $200 million to the financial institution and received an initial delivery of 4.5 million shares of its outstanding shares of common stock for an aggregate value of approximately $168 million. The final delivery of approximately 0.8 million shares for a total value of approximately $32 million under the program was completed during the second quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The delivery of 0.8 million and 6.3 million shares of Leidos common stock for both ASR purchases for the three and six months ended August 1, 2014, respectively, reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 9—Stock-Based Compensation:
Plan Summaries: At August 1, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan, and the 2006 Employee Stock Purchase Plan (ESPP). Leidos issues new shares upon the issuance of stock awards or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company's and its affiliates' employees, directors, and consultants the opportunity to receive various types of stock-based compensation and cash awards. The Company has issued stock options, vested stock awards, restricted stock awards including stock units, performance-based awards, and cash awards under this plan.
Stock awards granted under the plan prior to fiscal 2015 generally vest or became exercisable 20%, 20%, 20%, and 40% after one, two, three, and four years, respectively. In fiscal 2015, the Company has begun granting awards that generally vest or become exercisable 25% after one year, two, three, and four years.
Total Stock-Based Compensation. Total stock-based compensation expense and related tax benefits recognized for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Stock-based compensation expense:
Stock options	$1	$3	$3	$5
Vesting stock awards	9	12	18	25
Vested stock awards	2	—	2	—
Total stock-based compensation expense recorded in continuing operations	$12	$15	$23	$30
Total stock-based compensation expense recorded in discontinued operations	$—	$6	$—	$15
Tax benefits recognized from stock-based compensation	$5	$6	$9	$12
Stock Options
Stock options granted during the six months ended August 1, 2014 and August 2, 2013 have terms of seven years and a vesting period of four years based upon required service conditions, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Six Months Ended
	August 1, 2014	August 2, 2013
Options granted (in millions)	0.6	1.4	*
Weighted average grant-date fair value	$6.14	$6.92	*
Expected term (in years)	4.7	5.0
Expected volatility	25.1%	25.0%
Risk-free interest rate	1.6%	0.8%
Dividend yield	2.9%	3.9%
*Adjusted for additional awards granted for the $4.00 special cash dividend
In March 2013, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate $342 million on June 28, 2013 to stockholders of record on June 14, 2013. In connection with the special cash dividend, anti-dilutive adjustments were made to all outstanding stock options on the dividend record date to preserve their value following the special cash dividend, as required by the Company's 2006 Equity Incentive Plan. The modifications were made to reduce the exercise prices of the outstanding stock options and to increase the number of shares issuable upon the exercise of each option such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution.
As of August 1, 2014, compensation cost related to unvested stock options not yet recognized in the income statement was $8 million and is expected to be recognized over an average period of 1.7 years.
Vesting Stock
Compensation expense is measured at the grant date fair value and generally vests over a four-year vesting period, or seven-year for certain stock awards, based upon required service conditions and in some cases performance conditions. The grant date fair value is based on the closing price of the Company's common stock generally on the day before the date of grant.
During the six months ended August 1, 2014, the Company granted 0.7 million shares of vesting stock at a weighted average grant date fair value of $36.92.
As of August 1, 2014, compensation cost related to unvested shares not yet recognized in the income statement was $66 million and is expected to be recognized over an average period of 1.8 years.

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
During the six months ended August 1, 2014, the Company granted approximately 50 thousand shares of performance based awards at a weighted average grant date fair value of $36.88.
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
As of August 1, 2014, compensation cost related to unvested performance-based awards not yet recognized in the income statement was $1 million and is expected to be recognized over an average period of 1.99 years.
Note 10—Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The Company's reportable segments are as follows: National Security Solutions, Health and Engineering, and Corporate and Other.
National Security Solutions provides solutions and systems for air, land, sea, space, and cyberspace for the U.S. intelligence community, the DoD, the military services, and the U.S. Department of Homeland Security. The Company's solutions deliver technology, large scale intelligence systems, data analytics, cyber solutions, logistics, and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies and other federal, civilian, and commercial customers in the national security complex.
Health and Engineering provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics and behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. Health and Engineering also provides engineering services and solutions focused on solving energy, environmental, and infrastructure challenges. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments, and commercial enterprises in various industries.
Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Revenues:
National Security Solutions	$925	$1,019	$1,869	$2,096
Health and Engineering	381	445	753	962
Corporate and Other	—	(6)	(4)	(6)
Intersegment elimination	—	(1)	—	(2)
Total revenues	$1,306	$1,457	$2,618	$3,050

Operating income (loss):
National Security Solutions	$78	$72	$155	$143
Health and Engineering	(482)	(3)	(459)	32
Corporate and Other	(6)	(59)	(19)	(88)
Total operating (loss) income	$(410)	$10	$(323)	$87
Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense, and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.
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
In October 2012, plaintiffs filed a consolidated amended complaint in the MDL action, which supersedes all previously filed complaints in the individual lawsuits. The consolidated amended complaint includes allegations of negligence, breach of contract, breach of implied-in-fact contract, invasion of privacy by public disclosure of private facts and statutory violations of the Texas Deceptive Trade Practices Act, the California Confidentiality of Medical Information Act, California data breach notification requirements, the California Unfair Competition Law, various state consumer protection or deceptive practices statutes, state privacy statutes, the Fair Credit Reporting Act and the Privacy Act of 1974. The consolidated amended complaint sought monetary relief, including unspecified actual damages, punitive damages, statutory damages of $1,000 for each class member and attorneys’ fees, as well as injunctive and declaratory relief.
In May 2014, the District Court dismissed all but two plaintiffs from the MDL action and ordered a status hearing before taking up the question of whether the two remaining plaintiffs have stated a legal claim. In June 2014, Leidos and its co-defendant, TRICARE, entered into settlement agreements with the remaining two plaintiffs who subsequently dismissed their claims with prejudice. At this time, Leidos does not expect the other plaintiffs, whose claims were dismissed by the District Court in May, to appeal their dismissal. As of August 1, 2014, the Company has no liability recorded related to these lawsuits.
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
The Company has also received four stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above). An independent committee of the Company’s board of directors reviewed three of the demands and the Company’s lead director has notified all three stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters. The fourth demand is under review by the independent committee.
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
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $52 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company has a

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

right to appeal the annulment decision to the Supreme Court of Greece to have the arbitral award reinstated. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of a possible appeal in Greece and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and six months ended August 1, 2014 and August 2, 2013. As of August 1, 2014, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of August 1, 2014, the Company has $15 million of receivables relating to value added tax (VAT) that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $34 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of August 1, 2014, there were $2 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $25 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $21 million as of August 1, 2014, of which $19 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Nuclear Regulatory Commission
The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission ("NRC"). The complaint alleges that the Company’s performance of several subcontracts on separate U.S. Department of Energy ("DOE") programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputes that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount of $78 in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding a total of $585,000 in civil penalties. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages of $78 on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. The Company has recorded a liability for an immaterial amount related to this matter as of August 1, 2014 based on its assessment of the likely outcome of this matter.

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
Note 12—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple has filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit which remains pending. No assurances can be given as to when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of August 1, 2014.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and the Company could face penalties, fines, compensatory damages, and suspension or debarment from doing business with governmental agencies. In addition, the Company could suffer serious reputational harm if allegations of impropriety were made against Leidos. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations, and cash flows due to its reliance on government contracts.
U.S. Government agencies, including the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA"), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging, and accounting for unallowable costs. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning costs and several of the Company’s long established and disclosed practices increasing the uncertainty as to the ultimate conclusion that will be reached. In addition, the Company also monitors compliance with these practices and has an obligation under its contracts to make disclosures of specific improprieties based on credible evidence.

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
The Company’s indirect cost audits by the DCAA remain open for fiscal 2008 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2008 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million of net amounts to be refunded to customers for potential adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. For open periods prior to the spin-off, matters may be settled by the Company with reimbursements due from New SAIC. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be proportioned between Leidos and New SAIC in accordance with the Distribution Agreement.
As of August 1, 2014, the Company has recorded a total liability of $28 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to fiscal 2014, except fiscal 2010.
As of August 1, 2014, the Company has a liability for unrecognized tax benefits, including liabilities for uncertain tax positions of $15 million of which $11 million were classified as other long-term liabilities in the condensed consolidated balance sheet.
During the next twelve months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $8 million of the Company’s unrecognized tax benefits, including $1 million of previously accrued interest, depending on the timing of ongoing examinations or any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. The resolution of tax matters could result in a $4 million reduction in income tax expense from continuing operations during the second half of fiscal 2015.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $56 million as of August 1, 2014, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $153 million, principally related to performance and subcontractor payment bonds on the Company’s contracts.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following combined discussion and analysis of Leidos Holdings, Inc.'s ("Leidos'") and Leidos, Inc.’s financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our condensed consolidated financial statements and related combined notes. As Leidos is a holding company and consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos, unless otherwise noted. Leidos, Inc.'s revenues and operating expenses comprise 100% of Leidos’ revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos’ assets, liabilities and operating cash flows. Therefore, the following discussion is applicable to both Leidos and Leidos, Inc., unless otherwise noted.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition, and the performance and carrying values of our assets, including Plainfield. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented for our continuing operations.
We use the terms “Company,” “we,” “us,” and “our” to refer to Leidos, Leidos, Inc., and its consolidated subsidiaries. Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. For example, we refer to the fiscal year ending January 30, 2015 as “fiscal 2015.” Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31.
Overview
We are an applied technology company delivering solutions and services that leverage the power of data analytics, systems integration, and cyber security across our three markets of national security, health, and engineering to agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security, and other U.S. Government civil agencies, state and local government agencies, foreign governments, and customers across a variety of commercial markets. We operate in the following segments: National Security Solutions, Health and Engineering, and Corporate and Other.
Our National Security Solutions segment provides solutions and systems for air, land, sea, space, and cyberspace for the U.S. intelligence community, the DoD, the military services, and the U.S. Department of Homeland Security. Our solutions deliver technology, large-scale intelligence systems, data analytics, cyber solutions, logistics and intelligence analysis, and operations support to critical missions around the world.
Our Health and Engineering segment provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics, and conduct behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. We also provide engineering services and solutions focused on solving energy, environmental, and infrastructure challenges. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Our significant management initiatives include the following:

•
Achieving internal, or non-acquisition related, revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•
Increasing the growth of our operating profits through improving the quality of our revenues and contract profitability, continued improvement in our information technology (IT) systems infrastructure, and related business processes for greater effectiveness and efficiency across all business functions; and

•
Disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage, through internal growth initiatives, stock repurchases, dividends, strategic acquisitions, debt level management, and other uses to achieve our goals.

Key financial results during the three months ended August 1, 2014 include:

•
Revenues for the three months ended August 1, 2014 decreased 10% from the corresponding period in the prior year. The revenue contraction for the quarter was due to a decrease in National Security Solutions segment revenues of 9% and a decrease in Health and Engineering segment revenues of 14%.

•
Operating loss from continuing operations was $410 million for the three months ended August 1, 2014 as compared to operating income from continuing operations of $10 million for the corresponding period in the prior year. Operating loss from continuing operations for the three months ended August 1, 2014 includes $486 million of goodwill impairment charges and a $24 million intangible asset impairment charge in our Health and Engineering segment. The prior year's operating income from continuing operations includes a $30 million intangible asset impairment charge, $27 million for unfavorable changes in contract estimates, $19 million in separation and restructuring expenses associated with the spin-off which was completed in fiscal 2014, and $14 million of costs to establish infrastructures for two separate companies.

•
Diluted loss per share from continuing operations for the three months ended August 1, 2014 was $(5.93) as compared to diluted earnings per share from continuing operations of $0.05 in the corresponding period in the prior year, primarily due to the aforementioned operating loss from continuing operations increase of $420 million and a decrease in the diluted weighted average number of shares outstanding of 10 million shares, or 12%, primarily due to shares repurchased under our accelerated stock repurchase programs.

•
Cash and cash equivalents increased $175 million during the three months ended August 1, 2014 primarily due to cash provided by operations of $124 million and $80 million of proceeds from the U.S. Treasury cash grant, partially offset by dividend payments of $24 million.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $889 million for the three months ended August 1, 2014. Total backlog was $8.4 billion at August 1, 2014 as compared to $8.8 billion at May 2, 2014.

Spin-off Transaction
In accordance with a distribution agreement, on September 27, 2013 (the "Distribution Date"), Leidos completed a spin-off of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Application International Corporation ("New SAIC"). The spin-off was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

date. As a result of the spin-off, the assets, liabilities, results of operations, and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial information are to our continuing operations, unless otherwise noted.

In fiscal 2014, in connection with the spin-off transaction and in order to align our cost structure for post-separation, we incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other costs in connection with vacating facilities that were not necessary for our future requirements as well as $10 million of severance costs and $9 million of other separation transaction and restructuring expenses. For the three and six months ended August 2, 2013, we incurred approximately $14 million and $23 million of lease termination and facility consolidation expenses, respectively, and $5 million and $8 million of severance costs, respectively. For the six months ended August 2, 2013, we incurred $2 million of other separation transaction and restructuring expenses. There were no separation transaction and restructuring expenses for the three months ended August 1, 2014. For the six months ended August 1, 2014, we incurred approximately $1 million of lease termination and facility consolidation expenses related to an adjustment to the prior year reserve established for loss on leases in connection with revised sublease income assumptions. We do not expect to incur significant additional separation transaction and restructuring expenses in fiscal 2015 related to the spin-off transaction.
Dispositions
Fiscal 2015 Discontinued Operations
In July 2014, we committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in our Health and Engineering segment. The sale transaction was completed on August 22, 2014 with cash proceeds received of $19 million.
Fiscal 2014 Discontinued Operations
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain other components of our business that were historically included in our National Security Solutions segment.
In August 2013, we committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, we adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations. The sale transaction was completed in the second quarter of fiscal 2015 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
In November 2013, we sold a certain component of our business focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.
In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc., previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The operating results of our discontinued operations discussed above for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Revenues	$20	$1,018	$46	$2,132
Costs and expenses:
Cost of revenues	21	927	43	1,932
Selling, general and administrative expenses (including impairment charges of $9 million for the six months months ended August 1, 2014)	5	15	19	38
Intangible asset impairment charges	—	—	3	2
Separation transaction and restructuring expenses	—	15	—	34
Operating (loss) income	$(6)	$61	$(19)	$126
Non-operating income (expense)	$8	$(1)	$8	$(1)
Total income (loss) from discontinued operations before income taxes	$2	$60	$(11)	$125
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
We believe that U.S. Government budget deficits and the national debt have created increasing pressure to examine and reduce spending across all federal agencies. The Budget Control Act of 2011 raised the U.S. Government’s debt ceiling and imposed 10-year discretionary spending sequestration caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include nearly $500 billion in DoD baseline spending reductions over 10 years, which began to be implemented in the U.S. Government fiscal year ended September 30, 2013. In December 2013, the President signed into law the Bipartisan Budget Act of 2013, which reduced the effects of sequestration in FY 2014 and FY 2015 for national security, but did not make the same concessions for the cuts in medical reimbursements. Roughly 60% of all healthcare in the United States is reimbursed by a government program. These reimbursements are tied to the government spending level and were significantly reduced as part of the Budget Control Act. We believe this has had a direct effect in the amount of available discretionary spending on IT modernization in U.S. hospitals and has therefore slowed the growth we had previously experienced in our commercial health IT practice.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts, caused program delays and cancellations and caused delays in other government contracting actions. In addition, future implementation of spending cuts as we return to Sequestration in Government FY 2016 could cause further delays in contract awards and continued uncertainty. We continue to evaluate the impact of spending reductions on our businesses. The amount and nature of these federal budget spending reductions could adversely impact our operations, future revenues, and growth prospects.
Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity ("IDIQ") and U.S. General Services Administration ("GSA") contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts, reduced backlogs by shortening periods of performance on contracts, and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Commercial and International Markets
Sales to customers in commercial and international markets serve to diversify us from reliance upon U.S. Government business. In addition, the timing of sales to customers in our commercial health business is partially dependent upon legislation which impacts implementation time lines for Meaningful Use of certified electronic health record ("EHR") technology and International Statistical Classification of Diseases and Related Health Problems ("ICD-10"). Implementation requirements for both of these catalysts have been delayed, which we believe has adverse impacts to the near-term performance of our commercial health business.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations, and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance. We previously reported in our fiscal 2014 Quarterly Reports on Form 10-Q internal revenue growth (contraction), which is a non-GAAP financial measure due to acquisitions occurring in prior periods. In this quarterly report, there were no acquisitions for the current and comparable periods presented, therefore we are not presenting this non-GAAP measure in this quarterly report.
Bookings and Backlog. We received net bookings worth an estimated $889 million and $1,736 million during the three and six months ended August 1, 2014, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	August 1, 2014	May 2, 2014	January 31, 2014
	(in millions)
National Security Solutions:
Funded backlog	$1,837	$1,986	$1,854
Negotiated unfunded backlog	4,778	5,005	5,604
Total National Security Solutions backlog	$6,615	$6,991	$7,458
Health and Engineering:
Funded backlog	$1,048	$1,112	$1,144
Negotiated unfunded backlog	750	728	694
Total Health and Engineering backlog	$1,798	$1,840	$1,838
Total:
Funded backlog	$2,885	$3,098	$2,998
Negotiated unfunded backlog	5,528	5,733	6,298
Total backlog	$8,413	$8,831	$9,296
Bookings and backlog fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications, and cancellations. Contract awards continue to be negatively impacted by ongoing industry-wide delays in procurement decisions, and budget cuts, including sequestration, by the U.S. Government as discussed in “Business Environment and Trends” in this Quarterly Report on Form 10-Q.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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

	Six Months Ended
	August 1, 2014	August 2, 2013
Cost-reimbursement	48%	46%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	26	27
Firm-fixed price (FFP)	26	27
Total	100%	100%
Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the materials provided on a contract and efforts of our subcontractors, which we refer to as M&S revenues. M&S revenues are generated primarily from large, multi-year systems integration contracts and contracts in our logistics, readiness, and sustainment business area, as well as through sales of our proprietary products, such as our border, port, and mobile security products and our checked baggage explosive detection systems.
The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended			Six Months Ended
	August 1, 2014	Percent change	August 2, 2013	August 1, 2014	Percent change	August 2, 2013
	(dollars in millions)
Labor-related revenues	$789	(11)%	$890	$1,605	(14)%	$1,876
As a percentage of revenues	60%		61%	61%		62%
M&S revenues	517	(9)%	567	1,013	(14)%	1,174
As a percentage of revenues	40%		39%	39%		38%
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	August 1, 2014	Dollar change	Percent change	August 2, 2013	August 1, 2014	Dollar change	Percent change	August 2, 2013
	(dollars in millions)
Revenues	$1,306	$(151)	(10)%	$1,457	$2,618	$(432)	(14)%	$3,050
Cost of revenues	1,119	(174)	(13)%	1,293	2,260	(406)	(15)%	2,666
Selling, general and administrative expenses:
General and administrative	57	(16)	(22)%	73	112	(58)	(34)%	170
Bid and proposal	19	(2)	(10)%	21	38	(3)	(7)%	41
Internal research and development	11	—	—%	11	20	(1)	(5)%	21
Goodwill impairment charges	486	486	100%	—	486	486	100%	—
Intangible asset impairment charges	24	(6)	(20)%	30	24	(8)	(25)%	32
Separation transaction and restructuring expenses	—	(19)	(100)%	19	1	(32)	(97)%	33
Operating (loss) income	(410)	(420)	NM	10	(323)	(410)	NM	87
Operating (loss) income margin	(31.4)%			0.7%	(12.3)%			3%
Non-operating expense, net	(20)	(8)	(67)%	(12)	(38)	(11)	(41)%	(27)
(Loss) income from continuing operations before income taxes	(430)	(428)	NM	(2)	(361)	(421)	NM	60
Income tax (expense) benefit	(9)	(15)	NM	6	(33)	(18)	(120)%	(15)
(Loss) income from continuing operations	(439)	(443)	NM	4	(394)	(439)	NM	45
Income (loss) from discontinued operations, net of tax	1	(37)	(97)%	38	(7)	(85)	(109)%	78
Net (loss) income	$(438)	(480)	NM	$42	$(401)	(524)	NM	$123
NM - Not meaningful
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $6 million and an increase of $0.06 per diluted share for the three months ended August 1, 2014, and an increase to operating income of $18 million and an increase of $0.15 per diluted share for the six months ended August 1, 2014. Aggregate changes in contract estimates resulted in a decrease to operating income of $27 million and a decrease of $0.19 per diluted share for the three months ended August 2, 2013, and a decrease to operating income of $28 million and a decrease of $0.21 per diluted share for the six months ended August 2, 2013.
Long-Lived Asset Impairment Evaluations
Goodwill Interim Impairment Evaluation. In the second quarter of fiscal 2015, our Health Solutions and Engineering reporting units within the Health and Engineering reportable segment were adversely impacted by certain unexpected events that caused us to reassess current year and future year performance expectations for both reporting units. Based on significant declines in revenue volumes and delayed award decisions, we conducted an interim goodwill impairment test using the two-step quantitative approach.
Based on the first step of the two-step quantitative goodwill impairment test, we determined that the carrying value of the both the Health Solutions and Engineering reporting units were greater than the respective estimated fair values of the reporting units, and the second step of the two-step quantitative goodwill impairment test was performed in order to determine the amount of the impairment of the respective reporting units.
As a result of the second step evaluation, we recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively for the three and six months ended August 1, 2014. There were no other goodwill impairment charges recorded for the remaining reporting units. See Note 4 within our combined notes to condensed consolidated financial statements for further information.
Property, Plant & Equipment Evaluation. During the three months ended August 1, 2014, our 37.5 megawatt Plainfield biomass-powered generating facility (“Plainfield”) experienced an over-pressurization of its combustor, resulting in damage to the combustor and adjacent equipment which accelerated and extended a planned outage to make capital improvements . During the outage we initiated a number of optimizations designed to improve fuel management, quality, and distribution to enhance the plant’s availability and power generation. We expect these optimizations to be completed during the remainder of the current fiscal year, improving Plainfield’s performance and remediating a number of notices of violation. To the extent that these optimizations do not yield the intended performance improvements, or are not otherwise correctable, the carrying value of Plainfield would likely be negatively impacted. For the current fiscal year, the plant has operated with 30% availability with generation during available periods averaging 28.2 megawatts of net generation. Once the plant is fully optimized, we believe the plant should operate at approximately 90% availability, resulting in 37.5 megawatts of average power generation during operation. The current carrying value of Plainfield at August 1, 2014 was $158 million. For the three month periods ended May 2, 2014 and August 1, 2014, the operating loss of the plant was $7 million and $9 million, respectively.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended				Six Months Ended
National Security Solutions	August 1, 2014	Dollar change	Percent change	August 2, 2013	August 1, 2014	Dollar change	Percent change	August 2, 2013
	(dollars in millions)
Revenues	$925	$(94)	(9)%	$1,019	$1,869	$(227)	(11)%	$2,096
Operating income	78	6	8%	72	155	12	8%	143
Operating income margin	8%			7%	8%			7%
National Security Solutions revenues decreased $94 million, or 9% for the three months ended August 1, 2014 as compared to the corresponding period in the prior year. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($73 million) including the ramp down of the Joint Logistics Integration (JLI) program for tactical mine resistant ambush protected vehicles ($29 million of the $73 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts.
National Security Solutions revenues decreased $227 million, or 11% for the six months ended August 1, 2014 as compared to the corresponding period in the prior year. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($153 million) including the ramp down of the JLI program ($61 million of the $153 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts.
National Security Solutions operating income increased $6 million, or 8%, for the three months ended August 1, 2014 as compared to the corresponding period in the prior year. The increase in operating income margin was primarily due to net favorable changes in contract estimates for the three months ended August 1, 2014 ($4 million), as compared to net unfavorable changes in contract estimates the prior year which was negatively impacted by two international fixed price development programs ($16 million). This increase was partially offset by a decrease in revenues ($6 million) and higher indirect costs.
National Security Solutions operating income increased $12 million, or 8%, for the six months ended August 1, 2014 as compared to the corresponding period in the prior year. The increase in operating income margin was primarily due to net favorable changes in contract estimates for the six months ended August 1, 2014 ($14 million), as compared to net unfavorable changes in contract estimates the prior year which was negatively impacted by two international fixed price development programs ($16 million). This increase was partially offset by a decrease in revenues ($16 million).

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Health and Engineering revenues and operating (loss) income for the periods presented:

	Three Months Ended				Six Months Ended
Health and Engineering	August 1, 2014	Dollar change	Percent change	August 2, 2013	August 1, 2014	Dollar change	Percent change	August 2, 2013
	(dollars in millions)
Revenues	$381	$(64)	(14)%	$445	$753	$(209)	(22)%	$962
Operating (loss) income	(482)	(479)	NM	(3)	$(459)	(491)	NM	$32
Operating (loss) income margin	(127)%			(1)%	(61)%			3%
NM - Not meaningful
Health and Engineering revenues decreased $64 million, or 14%, for the three months ended August 1, 2014 as compared to the corresponding period in the prior year. The revenue contraction reflects a decline in engineering services ($38 million) primarily due to the completion of two energy design-build construction projects in the fourth quarter of fiscal 2014 ($34 million of the $38 million), lower sales in our health business ($20 million) primarily related to commercial sales, and lower sales volume in our security products business due to the timing of product shipments ($6 million).
Health and Engineering revenues decreased $209 million, or 22%, for the six months ended August 1, 2014 as compared to the corresponding period of the prior year. The revenue contraction reflects a decline in engineering services ($126 million) primarily due to the completion of two energy design-build construction projects in the fourth quarter of fiscal year 2014 ($97 million of the $126 million), timing of product shipments and related maintenance of our security products business ($48 million), and lower sales in our health business ($35 million) primarily related to commercial sales.
Health and Engineering operating loss was $482 million for the three months ended August 1, 2014 as compared to $3 million for the corresponding period in the prior year. Operating loss for the three months ended August 1, 2014 included non-cash impairment charges of goodwill for our health business ($369 million) and engineering business ($117 million), and non-cash impairments charges for customer related intangibles for our health business ($24 million). In addition, there was an operating loss due to production shortfalls and outages at the Plainfield biomass power plant ($9 million) and there were lower revenues, including our business areas that typically generate higher margins. Operating loss for the three months ended August 2, 2013 included an impairment charge of intangible assets acquired from the fiscal year 2011 acquisition of Reveal Imaging Technologies ($30 million) and an unfavorable change in contract estimates on the Plainfield construction project ($14 million).
Health and Engineering operating loss was $459 million for the six months ended August 1, 2014 as compared to operating income of $32 million for the corresponding period in the prior year. Operating loss for the six months ended August 1, 2014 included non-cash impairment charges of goodwill for our health business ($369 million) and engineering business ($117 million), and non-cash impairment charges for customer related intangibles for our health business ($24 million). In addition, there was an operating loss due to production short falls and outages at the Plainfield biomass power plant ($16 million) and there were lower revenues, including our business areas that typically generate higher margins. Operating income for the six months ended August 2, 2013 included an impairment charge of intangible assets acquired from the fiscal year 2011 acquisition of Reveal Imaging Technologies ($30 million) and, an unfavorable change in contract estimates on the Plainfield construction project ($17 million).

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended				Six Months Ended
Corporate and Other	August 1, 2014	Dollar change	Percent change	August 2, 2013	August 1, 2014	Dollar change	Percent change	August 2, 2013
	(in millions)
Operating loss	$(6)	$53	90%	$(59)	$(19)	$69	78%	$(88)
Corporate and Other operating loss for the three and six months ended August 1, 2014 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss for the three and six months ended August 1, 2014 was $6 million and $19 million down from $59 million and $88 million for the corresponding prior year periods, respectively. This decrease was primarily due to a decrease in separation transaction and restructuring expenses ($19 million and $32 million, respectively) associated with the spin-off which was completed in fiscal 2014 and costs to establish infrastructures for two separate companies ($14 million and $21 million, respectively).
Non-Operating Expense. Non-operating expense for the three and six months ended August 1, 2014 increased $8 million and $11 million, respectively, as compared to the corresponding period of the prior year. The increase is primarily attributable to a decrease in interest income for the three and six months ended August 1, 2014 when compared to the corresponding period of the prior year due to the collection or forgiveness of deferred receivables for commercial customers related to certain construction contracts.
Interest expense for Leidos, Inc. increased $2 million for the three and six months ended August 1, 2014 as compared to the corresponding period of the prior year. Interest expense on Leidos Inc.'s note with Leidos decreased $3 million and $5 million, respectively, compared to the corresponding period of the prior year. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. We recorded an income tax expense of $9 million for the three months ended August 1, 2014, compared to an income tax benefit of $6 million for the corresponding period in the prior year. During the three months ended August 1, 2014, we recorded a $486 million goodwill impairment charge which was mostly not deductible for tax purposes. The increase in income tax expense was also impacted by the expiration of the federal research and development credit on December 31, 2013 and a decrease in the domestic manufacturer's deduction. In addition, the income tax benefit recorded for the three months ended August 2, 2013 included the tax benefit from the special dividend, which was declared and paid in fiscal 2014, on shares held by the Leidos Retirement Plan.
We recorded an income tax expense of $33 million for the six months ended August 1, 2014, resulting in a negative effective tax rate, compared to an income tax expense of $15 million resulting in an effective tax rate of 25.0% for the corresponding period in prior year. The goodwill impairment charge had a significant impact on the effective tax rate for the six months ended August 1, 2014. The effective tax rate was also impacted by the expiration of the federal research and development credit on December 31, 2013 and a decrease in the domestic manufacturer's deduction, partially offset by the tax benefit from state income tax refunds recorded in the first quarter. The effective tax rate for the six months ended August 2, 2013 included the estimated non-deductible portion of settlements of legal and regulatory matters and the tax benefit from the special dividend, which was declared and paid in fiscal 2014, on shares held by the Leidos Retirement Plan.
We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for all fiscal years prior to fiscal 2014, except fiscal 2010.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

As of August 1, 2014, we had liabilities for uncertain tax positions of $15 million, $11 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in an $8 million reduction in our uncertain tax positions and a $4 million reduction in income tax expense from continuing operations during the second half of fiscal 2015.
Liquidity and Capital Resources
Overview of Liquidity
We had $358 million in cash and cash equivalents at August 1, 2014, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our $750 million revolving credit facility. The available borrowing capacity under the revolving credit facility decreased to approximately $450 million as of August 1, 2014, primarily due to the lower EBITDA for Leidos over the past four quarters and the reduction of EBITDA attributable to New SAIC, which was spun off in September 2013. Based on our planned performance, the borrowing capacity under the revolving credit facility is anticipated to be further reduced to a range of $200 million to $300 million. The reduction in available borrowing capacity reflects a restrictive covenant in connection with the maximum leverage permitted under the facility which is based, in part, on the results of our trailing four quarters of EBITDA (see Outstanding Indebtedness below for further information).
Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends, and acquisitions of businesses.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
In December 2013, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $300 million. The delivery of all shares under the December 2013 ASR agreement was completed during the first quarter of fiscal 2015. In March 2014, we entered into a second ASR agreement with a different financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $200 million. The delivery of all shares under the March 2014 ASR agreement was completed during the second quarter of fiscal 2015.
We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Cash provided by operating activities of continuing operations	$115	$32
Cash provided by investing activities of continuing operations	58	36
Cash used in financing activities of continuing operations	(256)	(394)
Cash provided by operating activities of discontinued operations	3	60
Cash provided by (used in) investing activities of discontinued operations	8	(2)
Cash used in financing activities of discontinued operations	—	(5)
Total decrease in cash and cash equivalents	$(72)	$(273)
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $83 million for the six months ended August 1, 2014 as compared to the corresponding period in the prior year primarily attributable to changes in working capital of $86 million. Days sales outstanding were 76 days for the six months ended August 1, 2014 as compared to 80 days for the corresponding period in the prior year.
Cash Provided by Investing Activities of Continuing Operations. We had cash flows provided by investing activities of continuing operations of $58 million during the six months ended August 1, 2014, including $80 million of proceeds from the U.S. Treasury cash grant, offset by $22 million to purchase property, plant, and equipment. We had cash flows provided by investing activities of continuing operations of $36 million during the six months ended August 2, 2013, including $65 million of proceeds from the sale of facilities, partially offset by $30 million to purchase property, plant, and equipment.
Cash Used in Financing Activities of Continuing Operations. We used $256 million of cash in support of financing activities of continuing operations during the six months ended August 1, 2014, including the payment of dividends of $48 million and $212 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit compensation plans. We used $394 million of cash in support of financing activities of continuing operations during the six months ended August 1, 2013, including the payment of dividends of $424 million and $17 million to repurchase shares of our stock related to employee benefit compensation plans, offset by consideration received of $38 million related to a real estate financing transaction.
Decrease in Cash and Cash Equivalents from Discontinued Operations. Cash flows from discontinued operations decreased $42 million for the six months ended August 1, 2014, primarily due to a decrease of net income of $85 million, offset by $34 million less cash used for working capital purposes related to the spin-off of New SAIC and a $17 million tax settlement in the prior year on the gain from the sale of certain components of our business in fiscal 2013.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Leidos, Inc. used cash in investing activities of $197 million during the six months ended August 1, 2014, including repayments on its related party note with Leidos of $310 million and $22 million to purchase property, plant, and equipment offset by proceeds from the related party note with Leidos of $55 million and $80 million of proceeds from the U.S. Treasury cash grant. Leidos, Inc. used cash in financing activities of continuing operations of $394 million during the six months ended August 2, 2013 including repayments on its note with Leidos of $441 million offset by proceeds from the note of $8 million and consideration received of $38 million related to a real estate financing transaction.
Outstanding Indebtedness
Notes Payable and Long-term Debt. Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	August 1, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020	4.45%	4.53%	$449	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	300	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.78%	296	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	39	40
Total notes payable and long-term debt			$1,332	$1,333
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,329	$1,331
Fair value of notes payable and long-term debt			$1,330	$1,350
The notes payable outstanding as of August 1, 2014 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of August 1, 2014.
Credit Facility. Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing for up to $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended May 3, 2013, the maturity date of the credit facility was extended for one additional year to March 2017, as provided for in the terms of the credit facility. The $750 million in unsecured borrowing capacity of the revolving credit facility was based on the needs of a combined Company prior to the spin-off of New SAIC. As of August 1, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility. The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. During the three months ended May 3, 2013, the financial covenants in the credit facility were amended to: (i) permit in the calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") the adding back of certain expenses incurred in connection with our separation transaction; (ii) exclude the effect of debt incurred in connection with the separation transaction for purposes of calculating consolidated funded debt; and (iii) change the ratio of consolidated funded debt to EBITDA that we are required to maintain. The financial covenants contained in the credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA adjusted for other items as defined in the credit facility of not

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

more than 3.25 to 1.0 and a ratio of EBITDA adjusted for other items as defined in the credit facility to interest expense of greater than 3.5 to 1.0. The available borrowing capacity may vary each quarter based on the trailing four quarters of EBITDA. If our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, our borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of August 1, 2014 decreased to approximately $450 million. As of August 1, 2014, we were in compliance with all covenants under the credit facility. A failure by us to meet these financial covenants in the future would reduce and could eliminate our borrowing capacity under the credit facility.
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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 11 - Legal Proceedings and Note 12 - Other Commitments and Contingencies of the combined notes to the condensed consolidated financial statements for the three months ended August 1, 2014 contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared by management on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.
We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for revenue recognition, changes in estimates on contracts, receivables, business combinations, and intangible assets impairment, and stock-based compensation as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. We recorded goodwill impairment charges in the three and six months ended August 1, 2014 and our goodwill impairment critical accounting policy is described below.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Goodwill
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
When performing a qualitative assessment, we considers factor including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance, and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.
In evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value, which includes the allocated goodwill. If the estimated fair value of a reporting unit is more than its carrying value, including allocated goodwill, no further analysis is required. If the estimated fair value of a reporting unit is less than its carrying value, including allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment charge equal to the difference.
We estimate the fair value of each reporting unit using both market and income approaches (Level 3 under the accounting standard for fair value measurement).
The market approach consists of the guideline public company method which is a valuation technique where the fair value is calculated based on market prices obtained from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement and other factors. Due to the fact that stock prices of comparable companies represent minority interests we also consider an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital (WACC) for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in our estimation of fair value are developed by management based on known business and market considerations.
Each model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, economic expectations, discount rates and WACC as well as using available market data. The goodwill impairment test process also requires management to make significant judgments and assumptions, including revenue, profit, expected long-term growth rates, and cash flow forecasts about the reporting units to which goodwill is assigned.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

As described in our risk factors disclosed in its Annual Report Form 10-K for the fiscal year ended January 31, 2014, we face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in our commercial businesses. Adverse changes in fiscal, regulatory, and economic conditions, such as the manner in which the budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill. Also, adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note1 - Summary of Significant Accounting Policies of the combined notes to the condensed consolidated financial statements for the three months ended August 1, 2014 contained within this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended August 1, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2014, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of August 1, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 11 - Legal Proceedings of the combined notes to condensed consolidated financial statements for the three months ended August 1, 2014 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 11, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 12 - Commitments and Contingencies—Government Investigations and Reviews of the combined notes to condensed consolidated financial statements for the three months ended August 1, 2014 contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company
In December 2013, our board of directors authorized a stock repurchase program (2013 Stock Repurchase Program) under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaced the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions, and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
The following table presents repurchases of Leidos common stock during the quarter ended August 1, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
May 3, 2014 - May 31, 2014	2,390	$37.35	—	8,960,106
June 1, 2014 - June 30, 2014 (3)	848,691	37.44	846,432	8,113,674
July 1, 2014 - July 31, 2014	940	38.12	—	8,113,674
August 1, 2014	—	—	—	8,113,674
Total	852,021	$37.44	846,432

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

(3)
In March 2014, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution, whereby we paid an aggregate of $200 million and received a total of 5.3 million shares of Leidos outstanding shares of common stock with 4.5 million of those shares delivered in the first quarter of fiscal 2015. The final delivery of the remaining 0.8 million shares under this program was completed in June 2014. All shares delivered were immediately retired.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 2, 2014 with the SEC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 9, 2014

Leidos Holdings, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: September 9, 2014

Leidos, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 2, 2014 with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.