Form 10-Q
period 2014-10-31
Leidos Holdings, Inc.; Leidos, Inc.
filed 2014-12-03
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of November 24, 2014 was as follows:

Leidos Holdings, Inc.	74,066,871 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$418	$430
Receivables, net	1,021	1,082
Inventory, prepaid expenses and other current assets	228	256
Assets of discontinued operations	8	39
Total current assets	1,675	1,807
Property, plant and equipment (less accumulated depreciation and amortization of $311 million and $341 million at October 31, 2014 and January 31, 2014, respectively)	360	482
Intangible assets, net	39	93
Goodwill	1,207	1,693
Deferred income taxes	18	15
Other assets	99	72
	$3,398	$4,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$704	$716
Accrued payroll and employee benefits	287	285
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	8	6
Total current liabilities	1,001	1,009
Notes payable and long-term debt, net of current portion	1,227	1,331
Other long-term liabilities	194	227
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at October 31, 2014 and January 31, 2014	—	—
Common stock, $.0001 par value, 500 million shares authorized, 74 million and 80 million shares issued and outstanding at October 31, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	1,435	1,576
Accumulated (deficit) earnings	(453)	25
Accumulated other comprehensive loss	(6)	(6)
Total stockholders’ equity	976	1,595
	$3,398	$4,162

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions, except per share amounts)
Revenues	$1,276	$1,414	$3,894	$4,464
Costs and expenses:
Cost of revenues	1,115	1,219	3,375	3,885
Selling, general and administrative expenses	72	113	239	343
Bad debt expense	—	43	3	45
Goodwill impairment charges	—	—	486	—
Intangible asset impairment charges	17	19	41	51
Separation transaction and restructuring expenses	—	25	1	58
Operating income (loss)	72	(5)	(251)	82
Non-operating income (expense):
Interest income	—	5	1	15
Interest expense	(18)	(21)	(58)	(59)
Other income, net	—	2	1	3
Income (loss) from continuing operations before income taxes	54	(19)	(307)	41
Income tax (expense) benefit	(16)	11	(49)	(4)
Income (loss) from continuing operations	38	(8)	(356)	37
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1)	19	(12)	144
Income tax (expense) benefit	(3)	(14)	1	(61)
(Loss) income from discontinued operations	(4)	5	(11)	83
Net income (loss)	$34	$(3)	$(367)	$120
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.52	$(0.10)	$(4.75)	$0.40
(Loss) income from discontinued operations	(0.05)	0.06	(0.14)	0.99
	$0.47	$(0.04)	$(4.89)	$1.39
Diluted:
Income (loss) from continuing operations	$0.51	$(0.10)	$(4.75)	$0.40
(Loss) income from discontinued operations	(0.05)	0.06	(0.14)	0.99
	$0.46	$(0.04)	$(4.89)	$1.39
Cash dividends declared per share	$0.32	$0.32	$0.96	$5.28

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Net income (loss)	$34	$(3)	$(367)	$120
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$34	$(3)	$(367)	$120

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	80	$1,576	$25	$(6)	$1,595
Net loss	—	—	(367)	—	(367)
Other comprehensive income, net of tax	—	—	—	—	—
Issuances of stock, net of cancellations	—	9	—	—	9
Shares repurchased and retired or withheld for tax withholdings on equity awards	(6)	(176)	(37)	—	(213)
Dividends of $0.96 per share	—	—	(74)	—	(74)
Adjustments for income tax benefits (deficiency)from stock-based compensation	—	(5)	—	—	(5)
Stock-based compensation	—	33	—	—	33
Other	—	(2)	—	—	(2)
Balance at October 31, 2014	74	$1,435	$(453)	$(6)	$976

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Cash flows from operations:
Net (loss) income	$(367)	$120
Loss (income) from discontinued operations	11	(83)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	50	64
Stock-based compensation	33	43
Goodwill impairment charges	486	—
Intangible asset impairment charges	41	51
Bad debt expense	3	45
Restructuring charges, net	1	18
Other	3	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	29	(142)
Inventory, prepaid expenses and other current assets	2	27
Deferred income taxes	46	20
Other assets	(2)	3
Accounts payable and accrued liabilities	(11)	(7)
Accrued payroll and employee benefits	3	(46)
Income taxes receivable/payable	(22)	(14)
Other long-term liabilities	(12)	(14)
Total cash flows provided by operating activities of continuing operations	294	82
Cash flows from investing activities:
Expenditures for property, plant and equipment	(26)	(31)
Proceeds from sale of assets	—	65
Proceeds from U.S. Treasury cash grant	80	—
Net proceeds of cost method investments	—	12
Dividend received from the separation of New SAIC	—	295
Contribution paid related to the separation of New SAIC	—	(26)
Other	—	(3)
Total cash flows provided by investing activities of continuing operations	54	312
Cash flows from financing activities:
Payments of notes payable and long-term debt	(104)	(1)
Payments of deferred financing costs	—	(5)
Payments from New SAIC for deferred financing costs	—	5
Proceeds from real estate financing transaction	—	38
Proceeds from debt issuance	—	500
Distribution of debt to New SAIC	—	(500)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
(UNAUDITED)

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Sales of stock and exercises of stock options	6	11
Repurchases of stock	(213)	(17)
Dividend payments	(72)	(452)
Other	1	2
Total cash flows used in financing activities of continuing operations	(382)	(419)
Decrease in cash and cash equivalents from continuing operations	(34)	(25)
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(5)	121
Cash provided by (used in) investing activities of discontinued operations	27	(17)
Increase in cash and cash equivalents from discontinued operations	22	104
Total (decrease) increase in cash and cash equivalents	(12)	79
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$418	$814

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$418	$430
Receivables, net	1,021	1,082
Inventory, prepaid expenses and other current assets	228	256
Assets of discontinued operations	8	39
Total current assets	1,675	1,807
Property, plant and equipment (less accumulated depreciation and amortization of $311 million and $341 million at October 31, 2014 and January 31, 2014, respectively)	360	482
Intangible assets, net	39	93
Goodwill	1,207	1,693
Deferred income taxes	18	15
Other assets	99	72
Note receivable from Leidos Holdings, Inc.	1,394	1,137
	$4,792	$5,299
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$704	$716
Accrued payroll and employee benefits	287	285
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	8	6
Total current liabilities	1,001	1,009
Notes payable and long-term debt, net of current portion	1,227	1,331
Other long-term liabilities	194	227
Commitments and contingencies (Notes 12 and 13)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at October 31, 2014 and January 31, 2014	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,169	2,531
Accumulated other comprehensive loss	(6)	(6)
Total stockholder's equity	2,370	2,732
	$4,792	$5,299

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Revenues	$1,276	$1,414	$3,894	$4,464
Costs and expenses:
Cost of revenues	1,115	1,219	3,375	3,885
Selling, general and administrative expenses	72	113	239	343
Bad debt expense	—	43	3	45
Goodwill impairment charges	—	—	486	—
Intangible asset impairment charges	17	19	41	51
Separation transaction and restructuring expenses	—	25	1	58
Operating income (loss)	72	(5)	(251)	82
Non-operating income (expense):
Interest income	3	5	9	15
Interest expense	(18)	(21)	(58)	(59)
Other income, net	—	2	1	3
Income (loss) from continuing operations before income taxes	57	(19)	(299)	41
Income tax (expense) benefit	(17)	11	(52)	(4)
Income (loss) from continuing operations	40	(8)	(351)	37
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1)	19	(12)	144
Income tax (expense) benefit	(3)	(14)	1	(61)
(Loss) income from discontinued operations	(4)	5	(11)	83
Net income (loss)	$36	$(3)	$(362)	$120

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Net income (loss)	$36	$(3)	$(362)	$120
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$36	$(3)	$(362)	$120

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2014	5,000	$207	$2,531	$(6)	$2,732
Net loss	—	—	(362)	—	(362)
Other comprehensive income, net of tax	—	—	—	—	—
Balance at October 31, 2014	5,000	$207	$2,169	$(6)	$2,370

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Cash flows from operations:
Net (loss) income	$(362)	$120
Loss (income) from discontinued operations	11	(83)
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	50	64
Stock-based compensation	33	43
Goodwill impairment charges	486	—
Intangible asset impairment charges	41	51
Bad debt expense	3	45
Restructuring charges, net	1	18
Other	(2)	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	29	(142)
Inventory, prepaid expenses and other current assets	2	27
Deferred income taxes	46	20
Other assets	(2)	3
Accounts payable and accrued liabilities	(11)	(7)
Accrued payroll and employee benefits	3	(46)
Income taxes receivable/payable	(22)	(14)
Other long-term liabilities	(12)	(14)
Total cash flows provided by operating activities of continuing operations	294	82
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	82	—
Payments on obligations of Leidos Holdings, Inc.	(360)	—
Expenditures for property, plant and equipment	(26)	(31)
Proceeds from sale of assets	—	65
Proceeds from U.S. Treasury cash grant	80	—
Net proceeds of cost method investments	—	12
Contribution paid related to the separation of New SAIC	—	(26)
Other	—	(3)
Total cash flows (used in) provided by investing activities of continuing operations	(224)	17
Cash flows from financing activities:
Proceeds on obligations of Leidos Holdings, Inc.	—	11
Payments on obligations of Leidos Holdings, Inc.	—	(442)
Payments of notes payable and long-term debt	(104)	(1)
Payments of deferred financing costs	—	(5)
Payments from New SAIC for deferred financing costs	—	5

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
(UNAUDITED)

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Proceeds from real estate financing transaction	—	38
Other	—	2
Total cash flows used in financing activities of continuing operations	(104)	(392)
Decrease in cash and cash equivalents from continuing operations	(34)	(293)
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(5)	121
Cash provided by (used in) investing activities of discontinued operations	27	(17)
Increase in cash and cash equivalents from discontinued operations	22	104
Total decrease in cash and cash equivalents	(12)	(189)
Cash and cash equivalents at beginning of period	430	735
Cash and cash equivalents at end of period	$418	$546

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
As a result of the spin-off, the assets, liabilities, results of operations, and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to the Company’s continuing operations, unless otherwise noted. See Note 2–Dispositions for further information.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, the financial information as of October 31, 2014 and for the three and nine months ended October 31, 2014 and November 1, 2013 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2015, or any future period.
Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31. Fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The third quarter of fiscal 2015 ended on October 31, 2014.
Separation Transaction and Restructuring Expenses
In anticipation of the spin-off of New SAIC from the Company, the Company initiated a program to align the Company’s cost structure for post-spin-off. In fiscal 2014 the Company reduced headcount, which resulted in severance costs, and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses.
Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $20 million and $55 million for the three and nine months ended November 1, 2013, respectively, were reclassified as discontinued operations.
The separation transaction and restructuring expenses for continuing operations were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Strategic advisory services	$—	$5	$—	$7
Legal and accounting services	—	1	—	1
Lease termination and facility consolidation expenses	—	17	1	40
Severance costs	—	2	—	10
Separation transaction and restructuring expenses in operating income (loss)	—	25	1	58
Less: income tax benefit	—	(10)	—	(23)
Separation transaction and restructuring expenses, net of tax	$—	$15	$1	$35
During the nine months ended October 31, 2014, the lease termination and facility consolidation expenses related to an adjustment to the reserve established for loss on leases in connection with revised sublease income assumptions.
For the nine months ended October 31, 2014 and November 1, 2013, all separation transaction and restructuring expenses for continuing operations were recorded in the Corporate and Other segment.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the restructuring liability balance as of October 31, 2014 and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled, and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2014	$1	$20	$21
Charges	—	1	1
Cash payments	(1)	(11)	(12)
Balance as of October 31, 2014	$—	$10	$10
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
The Company has extended deferred payment terms with contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of October 31, 2014, the Company had outstanding receivables of $28 million, net of allowance of $7 million, related to one construction project with deferred payment terms, which have not been paid in accordance with the initial payment terms established with the customer. The Company has filed a legal claim to enforce the payment terms as established in the contract. Based on these events, the Company has determined that the receivables are not expected to be collected within the next 12 months. Accordingly, the receivables are classified as non-current in “Other Assets” on the condensed consolidated balance sheet as of October 31, 2014.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments other than derivatives (see below), which include cash equivalents and long-term investments in private equity securities are reasonable estimates of their related fair values.

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
Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments in private equity securities is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2).
The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair value.
Financial Instruments
The Company is exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales or purchase contracts denominated in foreign currencies, investments in equity securities and exposure to changing interest rates. The Company uses a risk management policy to assess and manage cash flow and fair value exposure. The policy permits the use of derivative instruments with certain restrictions.
The Company uses interest rate swaps to hedge its fixed rate debt against changes in fair value due to variability in interest rates. The Company is party to interest rate swap agreements that have been designated as fair value hedges and are recorded at fair value on the condensed consolidated balance sheet. The fair value of the interest rate swaps are determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
The Company does not hold derivative instruments for trading or speculative purposes.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $6 million and an increase of $0.05 per diluted share for the three months ended October 31, 2014, and an increase to operating income of $24 million and an increase of $0.20 per diluted share for the nine months ended October 31, 2014. Aggregate changes in contract estimates resulted in a decrease to operating income of $1 million and a decrease of $0.02 per diluted share for the three months ended November 1, 2013, and a decrease to operating income of $29 million and a decrease of $0.22 per diluted share for the nine months ended November 1, 2013.

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
The Company estimates the fair value of each reporting unit using both market and income approaches (Level 3) when a quantitative analysis is required.
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
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital ("WACC") for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in the Company’s estimation of fair value are developed by management based on known business and market considerations.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

An interim goodwill impairment evaluation was performed during the second quarter of fiscal 2015 and resulted in goodwill impairment charges of $486 million for the three months ended August 1, 2014. See Note 4–Goodwill and Intangible Assets for further information.
Intangible assets
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives.
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4–Goodwill and Intangible Assets for impairment charges taken during the period. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$2
Stock issued in lieu of cash dividends	$2	$17
Fair value of assets acquired in acquisitions	$—	$259
Cash paid in acquisitions	$—	$(1)
Forgiveness of accounts receivable to acquire equity interest in business combination	$—	$(105)
Accrued liability for acquisition of business	$—	$(5)
Liabilities assumed in acquisitions	$—	$(148)
Cash paid for interest (including discontinued operations)	$41	$37
Cash paid for income taxes, net of refunds (including discontinued operations)	$22	$62
Accounting Standards Updates Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04: Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This standard requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-04 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard applies to the release of the cumulative translation adjustment into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages (i.e., step acquisitions) involving a foreign entity. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the provisions of ASU 2013-05 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
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
During the quarter presented, the Company adopted various other accounting standards issued by the FASB, none of which had a material effect on the Company's consolidated financial position, results of operations, or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic location, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company is still evaluating the provisions of ASU 2014-08 and its impact on the Company's consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the codification. Additionally, this ASU supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied. The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2—Dispositions:
Fiscal 2015 Discontinued Operations
In July 2014, the Company committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in the Company's Health and Engineering segment. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial loss on sale.
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Revenues	$8	$598	$34	$2,712
Costs and expenses:
Cost of revenues	8	533	34	2,446
Selling, general and administrative expenses	—	22	—	42
Separation transaction and restructuring expenses	—	20	—	55
Operating income	$—	$23	$—	$169
Other Fiscal 2014 Discontinued Operations
Other fiscal 2014 non-strategic dispositions were historically included in the Company's National Security Solutions segment.
In August 2013, the Company committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in the second quarter of fiscal 2015 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above, not including the separation of New SAIC, for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Revenues	$5	$7	$25	$25
Costs and expenses:
Cost of revenues	2	10	19	27
Selling, general and administrative expenses (including impairment charges of $9 million for the nine months ended October 31, 2014)	5	1	24	20
Intangible asset impairment charges	—	—	3	2
Operating loss	$(2)	$(4)	$(21)	$(24)
Non-operating income (expense)	$1	$—	$9	$(1)
Total loss from discontinued operations before income taxes	$(1)	$(4)	$(12)	$(25)
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
At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. The difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction resulted in a $32 million loss as bad debt expense in the Company's condensed consolidated statements of income during the three months ended November 1, 2013. In addition as part of the transaction, contingent consideration of approximately $3 million remains to be paid as of October 31, 2014, of which $2 million will be paid on the earlier of November 2015 or the successful sale of the plant, and the remainder of which will be paid solely upon the successful sale of the plant.

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
The changes in the carrying value of goodwill for NSS and HES were as follows:

	NSS	HES	Total
	(in millions)
Goodwill at January 31, 2014	$788	$905	$1,693
Goodwill impairment charges	—	(486)	(486)
Goodwill at October 31, 2014	$788	$419	$1,207

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the second quarter of fiscal 2015, the Health Solutions reporting unit experienced a significant decline in both actual and forecasted revenue volumes primarily in the Company's commercial health consulting business resulting from a reduction in new project opportunities, delayed award decisions, and completion of several larger electronic health records ("EHR") implementation engagements that were not extended or replaced with other projects. The declines were also impacted by delays in legislative compliance deadlines (i.e., ICD-10 and Meaningful Use Stage 2). These events attributed to a significant reduction in the Company's sales pipeline, revenue, and operating income. The nature of the Company's commercial health consulting engagements are short term in nature and the aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
During the second quarter of fiscal 2015, the Engineering reporting unit experienced delayed or lost award decisions and reductions in scope on several large engineering construction projects as clients shifted priorities and adjusted their capital expenditure plans that were anticipated to be awarded to the Company during the second quarter of fiscal 2015. The Engineering reporting unit was also impacted by significant reduction in scope of services with an existing client. These events culminated in a significant reduction in the Company's sales pipeline, revenue, and operating income. The aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
Based on the unexpected impacts and other unanticipated factors discussed above, the Company conducted an interim goodwill impairment test using the two-step quantitative approach.
As described in Note 1, the Company utilized both the market and income approach as part of the first step of the two-step quantitative goodwill impairment test to determine the estimated fair value of both the Health Solutions and Engineering reporting units.
The Company performed the market approach, guideline public company method, by applying pricing multiples derived from publicly traded guideline companies that are comparable to the reporting units to determine their fair values. The Company utilized enterprise/earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples and enterprise/revenue multiples which averaged 6.0 and 0.5, respectively, for the Health Solutions reporting unit, and 6.8 and 0.4, respectively, for the Engineering reporting unit. In addition, the fair value under the guideline public company method included a control premium of 20%, which was determined based on a review of comparable market transactions.
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
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the three months ended August 1, 2014, which represents the difference between the carrying value and the implied fair value. There were

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

no other goodwill impairment charges recorded for the remaining reporting units. There were no goodwill impairments during the three months ended October 31, 2014.
Intangible assets consisted of the following:

	October 31, 2014			January 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$70	$(56)	$14	$94	$(47)	$47
Software and technology	52	(40)	12	65	(36)	29
Other	—	—	—	4	(1)	3
Total finite-lived intangible assets	122	(96)	26	163	(84)	79
Indefinite-lived intangible assets:
In-process research and development	9	—	9	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	13	—	13	14	—	14
Total intangible assets	$135	$(96)	$39	$177	$(84)	$93
Amortization expense related to amortizable intangible assets was $3 million and $13 million for the three and nine months ended October 31, 2014, respectively, and $7 million and $29 million for the three and nine months ended November 1, 2013, respectively.
The Company recognized impairment charges for intangible assets of $17 million and $41 million during the three and nine months ending October 31, 2014, respectively, and $19 million and $51 million for the three and nine months ended November 1, 2013, respectively.
The Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized impairment charges of $14 million and $30 million during the third quarter of fiscal 2015 and the second quarter of fiscal 2014, respectively, to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use.
The Company determined that certain customer relationship intangible assets associated with the acquisitions of Vitalize and maxIT in fiscal 2012 and 2013, respectively, were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized impairment charges of $24 million and $19 million during the second quarter of fiscal 2015 and the third quarter of 2014, respectively, to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3).
During the third quarter of fiscal 2015, the Company determined that certain intangible assets associated with fuel supply contracts obtained through the Plainfield Renewable Energy Project foreclosure were not recoverable due to changes in the Company's fuel supply strategy and newly identified requirements to operate the plant which impacted expected benefits from the related fuel supply arrangements. As a result, the Health and Engineering

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reportable segment recognized an impairment charge of $3 million to write-off the carrying value associated with the intangible assets of three fuel supply agreements.
The estimated annual amortization expense related to finite-lived intangible assets as of October 31, 2014 was as follows:

Fiscal Year Ending January 31
(in millions)
2015 (remainder of the fiscal year)	$2
2016	8
2017	7
2018	5
2019	3
2020 and thereafter	1
$26
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
Note 5—Derivative Instruments and Hedging Activities:
During the third quarter of fiscal 2015, the Company entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on the Company's fixed rate 4.45% notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate), which effectively converted the debt into floating interest rate debt. Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item).
The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate subsequent to the inception of the interest rate swaps through the reporting date. The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows.
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheet is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	October 31, 2014	January 31, 2014	Balance sheet line item	October 31, 2014	January 31, 2014
(in millions)
Other assets	$2	$—	Notes payable and long-term debt, net of current portion	$2	$—

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Debt:
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the three months ended October 31, 2014, the Company amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. A pro-rata portion of the unamortized deferred costs related to the prior arrangement was written off at the time of the amendment. The remaining unamortized deferred costs relating to the prior arrangement and the immaterial fee paid to amend the credit facility which were deferred, will be amortized over the term of the amended credit facility. In connection with the amendment to the credit facility, the Company exercised its right under the credit agreement to voluntarily reduce the combined commitments of the lenders from $750 million to $500 million. The maturity date of the credit facility is March 2017. As of October 31, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 until no later than January 29, 2016 and 3.75 to 1.0 thereafter, and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of October 31, 2014. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of October 31, 2014 was approximately $500 million.
Other covenants in the credit facility restrict certain of the Company’s activities, including, among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events, and the material inaccuracy of the Company’s representations and warranties. In addition, the Company's ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in the revolving credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$451	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	291	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.83%	201	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	38	40
Total notes payable and long-term debt			$1,229	$1,333
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,227	$1,331
Fair value of notes payable and long-term debt			$1,228	$1,350

(1)
As a result of executing the interest rate swap agreements, the carrying value of $451 million includes a fair value adjustment of $2 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to October 31, 2014.

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities, and credit risk similar to the Company’s existing debt arrangements.
During the third quarter of fiscal 2015, the Company repurchased in the open market and retired principal amounts of $9 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $96 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. The Company recorded an immaterial loss on extinguishment of debt for the Leidos Holdings, Inc. notes and an immaterial gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $102 million and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in Other income, net in the Company’s condensed consolidated statements of income.
The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of October 31, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these condensed consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos’ amended and restated revolving credit facility maturing in fiscal 2018. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.50% notes and $250 million 7.13% notes.
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of October 31, 2014, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.4 billion. The note receivable also includes the distribution of the assets and liabilities of New SAIC of $736 million that occurred at the time of the separation in September 2013.
Note 8—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	October 31, 2014	January 31, 2014
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of October 31, 2014 and January 31, 2014	$2	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of October 31, 2014 and January 31, 2014	(5)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $2 million as of October 31, 2014 and January 31, 2014	(3)	(3)
Total accumulated other comprehensive loss, net of taxes of $4 million as of October 31, 2014 and January 31, 2014	$(6)	$(6)
Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, unrecognized gain (loss) on settled derivative instruments and the unrecognized net gain (loss) on the defined benefit plan for the three and nine months ended October 31, 2014, were not material. Reclassifications for foreign currency translation adjustments and unrecognized gain (loss) on settled derivative instruments are recorded in other income, net, and reclassifications for the unrecognized net gain (loss) on the defined benefit plan is recorded in selling, general, and administrative expenses.
Note 9—Earnings (Loss) Per Share (EPS):
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the income (loss) used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Basic EPS:
Income (loss) from continuing operations, as reported	$38	$(8)	$(356)	$37
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Income (loss) from continuing operations, for computing basic EPS	$38	$(8)	$(356)	$34
Net income (loss), as reported	$34	$(3)	$(367)	$120
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Net income (loss), for computing basic EPS	$34	$(3)	$(367)	$117
Diluted EPS:
Income (loss) from continuing operations, as reported	$38	$(8)	$(356)	$37
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Income (loss) from continuing operations, for computing diluted EPS	$38	$(8)	$(356)	$34
Net income (loss), as reported	$34	$(3)	$(367)	$120
Less: allocation of distributed and undistributed earnings to participating securities	—	—	—	(3)
Net income (loss), for computing diluted EPS	$34	$(3)	$(367)	$117

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented. The presentation for the three and nine months ended November 1, 2013 gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Basic weighted average number of shares outstanding	73	84	75	84
Dilutive common share equivalents—stock options and other stock awards	1	—	—	—
Diluted weighted average number of shares outstanding	74	84	75	84
For the nine months ended October 31, 2014, all outstanding common stock equivalents were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the net loss for the period.
For the three months ended November 1, 2013, all outstanding common stock equivalents were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the net loss for the quarter. For the nine months ended November 1, 2013, the declared dividends exceeded current period earnings. Therefore, the Company was in a loss position for computing diluted income (loss) per share and all

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Stock options	2	5	4	5
Vesting stock awards	—	3	3	3
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
The delivery of 6.3 million shares of Leidos common stock for both ASR purchases for the nine months ended October 31, 2014 reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 10—Stock-Based Compensation:
Plan Summaries: At October 31, 2014, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan, and the 2006 Employee Stock Purchase Plan (ESPP). Leidos issues new shares upon the issuance of stock awards or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company's and its affiliates' employees, directors, and consultants the opportunity to receive various types of stock-based compensation and cash awards. The Company has issued stock options, vested stock awards, restricted stock awards including stock units (vesting stock), performance-based awards, and cash awards under this plan.
Stock awards granted under the plan prior to fiscal 2015 generally vest or became exercisable 20% a year for the first three years and 40% in the fourth year. In fiscal 2015, the Company has begun granting awards that generally vest or become exercisable 25% a year over four years.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total Stock-Based Compensation. Total stock-based compensation expense and related tax benefits recognized for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Stock-based compensation expense:
Stock options	$1	$4	$4	$9
Vesting stock awards	9	10	27	35
Vested stock awards	—	—	2	—
Total stock-based compensation expense recorded in continuing operations	$10	$14	$33	$44
Total stock-based compensation expense recorded in discontinued operations	$—	$6	$—	$21
Tax benefits recognized from stock-based compensation	$4	$5	$13	$17
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
Stock Options
Stock options granted during the nine months ended October 31, 2014 and November 1, 2013 have terms of seven years and a vesting period of four years based upon required service conditions, except for stock options granted to the Company’s outside directors, which have a vesting period of one year.
The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Nine Months Ended
	October 31, 2014	October 2013 Grants	2013 Grants Before Spin
Options granted (in millions)	0.6	0.1	1.4	*
Weighted average grant-date fair value	$6.14	$9.48	$6.96	*
Expected term (in years)	4.7	5.0	5.0
Expected volatility	25.1%	30.0%	25.0%
Risk-free interest rate	1.6%	1.4%	0.8%
Dividend yield	2.9%	2.8%	3.8%
*Adjusted for additional awards granted for the $4.00 special cash dividend

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
As of October 31, 2014, compensation cost related to unvested stock options not yet recognized in the income statement was $7 million and is expected to be recognized over an average period of 1.6 years.
Vesting Stock
Compensation expense is measured at the grant date fair value and generally vests over a four-year vesting period, or seven-years for certain stock awards, based upon required service conditions and in some cases performance conditions. The grant date fair value is based on the closing price of the Company's common stock generally on the day before the date of grant.
During the nine months ended October 31, 2014, the Company granted 0.7 million shares of vesting stock at a weighted average grant date fair value of $36.92.
As of October 31, 2014, compensation cost related to unvested shares not yet recognized in the income statement was $55 million and is expected to be recognized over an average period of 1.7 years.
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
During the nine months ended October 31, 2014, the Company granted approximately 50 thousand shares of performance based awards at a weighted average grant date fair value of $36.88.
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
As of October 31, 2014, compensation cost related to unvested performance-based awards not yet recognized in the income statement was $1 million and is expected to be recognized over an average period of 2.0 years.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11—Business Segment Information:
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
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Revenues:
National Security Solutions	$906	$1,011	$2,775	$3,107
Health and Engineering	373	406	1,126	1,368
Corporate and Other	(3)	(2)	(7)	(8)
Intersegment elimination	—	(1)	—	(3)
Total revenues	$1,276	$1,414	$3,894	$4,464

Operating income (loss):
National Security Solutions	$72	$66	$227	$209
Health and Engineering	4	(30)	(455)	2
Corporate and Other	(4)	(41)	(23)	(129)
Total operating income (loss)	$72	$(5)	$(251)	$82

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
Note 12—Legal Proceedings:
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
Data Privacy Litigation
The Company was previously a defendant in a putative class action, In Re: Science Applications International Corporation ("SAIC") Backup Tape Data Theft Litigation, which was an Multidistrict Litigation ("MDL") action in U.S. District Court for the District of Columbia relating to the theft of computer back-up tapes from a vehicle of a company employee. In May 2014, the District Court dismissed all but two plaintiffs from the MDL action. In June 2014, Leidos and its co-defendant, TRICARE, entered into settlement agreements with the remaining two plaintiffs who subsequently dismissed their claims with prejudice.
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. The Company intends to vigorously defend against these claims.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has also received four stockholder demand letters related to CityTime (one of which is also related to the TRICARE matter described above). An independent committee of the Company’s board of directors reviewed the demands and the Company’s lead director has notified all four stockholders’ attorneys, on behalf of the board of directors, that the Company has decided not to pursue the claims outlined in their demand letters.
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, its chief financial officer, two former chief executive officers, a former group president and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plantiffs' motions. The plaintiffs filed a notice of appeal on October 30, 2014 to the United States Court of Appeals for the Second Circuit.
Greek Government Contract
Background and Arbitration. In May 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece (the "Customer") to provide a Command, Control, Communications, Coordination and Integration System (the "System") to support the 2004 Athens Summer Olympic Games (the "Olympics") and to serve as the security system for the Customer’s public order departments following completion of the Olympics.
In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $17 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $49 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company has a right to appeal the annulment decision to the Supreme Court of Greece to have the arbitral award reinstated. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of a possible appeal in Greece and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three and nine months ended October 31, 2014 and November 1, 2013. As of October 31, 2014, the Company

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of October 31, 2014, the Company has $14 million of receivables relating to value added tax ("VAT") that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $32 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of October 31, 2014, there were $2 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $24 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $20 million as of October 31, 2014, of which $18 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Nuclear Regulatory Commission
The U.S. Department of Justice filed a lawsuit against the Company in September 2004 in U.S. District Court for the District of Columbia alleging civil False Claims Act violations and breach of contract by the Company on two contracts that the Company had with the Nuclear Regulatory Commission ("NRC"). The complaint alleged that the Company’s performance of several subcontracts on separate U.S. Department of Energy ("DOE") programs, the participation of a Company employee in an industry trade association, and certain other alleged relationships created organizational conflicts of interest under the two NRC contracts. The Company disputed that the work performed on the DOE programs and the alleged relationships raised by the government created organizational conflicts of interest. In July 2008, the jury found in favor of the government on the breach of contract and two False Claims Act counts. The jury awarded a nominal amount in damages for breach of contract and $2 million in damages for the False Claims Act claims. The judge entered the judgment in October 2008, trebling the False Claims Act damages and awarding $585,000 in civil penalties, for total damages of $7 million. The Company appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In December 2010, the Court of Appeals affirmed the District Court’s judgment as to both liability and damages on the breach of contract count and rescinded the judgment on the False Claims Act counts, including the aggregate damages and penalties. The Court of Appeals sent the False Claims Act counts back to the District Court for further proceedings. In October 2014, the parties entered into a settlement agreement to resolve the False Claims Act claims, with no admission of liability, and payment by the Company of $2 million. The case was dismissed with prejudice on November 13, 2014.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX. Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX in this lawsuit against Apple after reduction for attorneys’ fees and costs incurred in litigating those claims. Apple filed an appeal of the jury verdict with the United States Court of Appeals for the Federal Circuit, and on September 16, 2014, the appeals court vacated and remanded the jury's $368 million damages award. On October 16, 2014, VirnetX petitioned the appeals court for an en banc rehearing of this decision. No assurances can be given as to when or if the Company will receive any proceeds in connection with this matter. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of October 31, 2014.
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
The Company changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in cash withholds and potentially decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s indirect cost audits by the DCAA remain open for fiscal 2009 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2009 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million of net amounts to be refunded to customers for potential adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. For open periods prior to the spin-off, matters may be settled by the Company with reimbursements due from New SAIC. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be proportioned between Leidos and New SAIC in accordance with the Distribution Agreement.
As of October 31, 2014, the Company has recorded a total liability of $29 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to fiscal 2014.
As of October 31, 2014, the Company has a liability for unrecognized tax benefits, including liabilities for uncertain tax positions of $10 million of which $6 million were classified as other long-term liabilities in the condensed consolidated balance sheet.
During the next twelve months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $4 million of the Company’s unrecognized tax benefits depending on the timing of ongoing examinations or any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $55 million as of October 31, 2014, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $135 million, principally related to performance and subcontractor payment bonds on the Company’s contracts.

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

Key financial results during the three months ended October 31, 2014 include:

•
Revenues for the three months ended October 31, 2014 decreased 10% from the corresponding period in the prior year. The revenue contraction for the quarter was due to a decrease in National Security Solutions segment revenues of 10% and a decrease in Health and Engineering segment revenues of 8%.

•
Operating income from continuing operations was $72 million for the three months ended October 31, 2014 as compared to an operating loss from continuing operations of $5 million for the corresponding period in the prior year. Operating income from continuing operations for the three months ended October 31, 2014 includes $17 million of intangible asset impairment charges. The prior year's operating loss from continuing operations includes $43 million of bad debt expense primarily related to receivables for two energy design-build construction projects, a $19 million intangible asset impairment charge, and $25 million in separation and restructuring expenses associated with the spin-off which was completed in fiscal 2014.

•
Diluted income per share from continuing operations for the three months ended October 31, 2014 was $0.51 as compared to a diluted loss per share from continuing operations of $0.10 in the corresponding period in the prior year, primarily due to the aforementioned operating income from continuing operations increase of $77 million and a decrease in the diluted weighted average number of shares outstanding of 10 million shares, or 12%.

•
Cash and cash equivalents increased $60 million during the three months ended October 31, 2014 primarily due to cash provided by operations of $179 million, partially offset by debt payments of $102 million and dividend payments of $24 million.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $1.2 billion for the three months ended October 31, 2014. Total backlog was $8.3 billion at October 31, 2014 as compared to $8.4 billion at August 1, 2014 and $8.8 billion at May 2, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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

In fiscal 2014, in connection with the spin-off transaction and in order to align our cost structure for post-separation, we incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other costs in connection with vacating facilities that were not necessary for our future requirements as well as $10 million of severance costs and $9 million of other separation transaction and restructuring expenses. For the three and nine months ended November 1, 2013, we incurred approximately $17 million and $40 million of lease termination and facility consolidation expenses, respectively, and $2 million and $10 million of severance costs, respectively. For the three and nine months ended November 1, 2013, we incurred $6 million and $8 million of other separation transaction and restructuring expenses, respectively. There were no separation transaction and restructuring expenses for the three months ended October 31, 2014. For the nine months ended October 31, 2014, we incurred approximately $1 million of lease termination and facility consolidation expenses related to an adjustment to the prior year reserve established for loss on leases in connection with revised sublease income assumptions. We do not expect to incur significant additional separation transaction and restructuring expenses in fiscal 2015 related to the spin-off transaction.
Dispositions
Fiscal 2015 Discontinued Operations
In July 2014, we committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in our Health and Engineering segment. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial loss on sale.
Fiscal 2014 Discontinued Operations
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain other components of our business that were historically included in our National Security Solutions segment.
In August 2013, we committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, we adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in the second quarter of fiscal 2015 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
In November 2013, we sold a certain component of our business focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc., previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services.
The operating results of our discontinued operations discussed above for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Revenues	$13	$605	$59	$2,737
Costs and expenses:
Cost of revenues	10	543	53	2,473
Selling, general and administrative expenses (including impairment charges of $9 million for the nine months ended October 31, 2014)	5	23	24	62
Intangible asset impairment charges	—	—	3	2
Separation transaction and restructuring expenses	—	20	—	55
Operating (loss) income	$(2)	$19	$(21)	$145
Non-operating income (expense)	$1	$—	$9	$(1)
Total (loss) income from discontinued operations before income taxes	$(1)	$19	$(12)	$144
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
In December 2013, the President signed into law the Bipartisan Budget Act of 2013, which reduced the effects of sequestration in Government FY 2014 and Government FY 2015 for national security, but did not make the same concessions for the cuts in medical reimbursements. Roughly 60% of all healthcare costs in the United States are reimbursed by a government program. These reimbursements are tied to the government spending level and were significantly reduced as part of the Budget Control Act. We believe this has had a direct effect in the amount of available discretionary spending on IT modernization in U.S. hospitals and has therefore slowed the growth we had previously experienced in our commercial health IT practice.

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
Commercial and International Markets
Sales to customers in commercial and international markets serve to diversify us from reliance upon U.S. Government business. In addition, the timing of sales to customers in our commercial health business is partially dependent upon regulations which impact implementation time lines for Meaningful Use of certified electronic health record ("EHR") technology and International Statistical Classification of Diseases and Related Health Problems ("ICD-10"). Implementation requirements for both of these catalysts have been delayed, which we believe has adverse impacts to the near-term performance of our commercial health business.
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
Bookings and Backlog. We received net bookings worth an estimated $1.2 billion and $2.9 billion during the three and nine months ended October 31, 2014, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and less the backlog obtained in acquisitions during the period.
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

The estimated value of our total backlog as of the dates presented, with the prior period recast for consistency with the current period’s presentation, was as follows:

	October 31, 2014	August 1, 2014	May 2, 2014	January 31, 2014
	(in millions)
National Security Solutions:
Funded backlog	$1,594	$1,837	$1,986	$1,854
Negotiated unfunded backlog	4,947	4,778	5,005	5,604
Total National Security Solutions backlog	$6,541	$6,615	$6,991	$7,458
Health and Engineering:
Funded backlog	$1,092	$1,048	$1,112	$1,144
Negotiated unfunded backlog	698	750	728	694
Total Health and Engineering backlog	$1,790	$1,798	$1,840	$1,838
Total:
Funded backlog	$2,686	$2,885	$3,098	$2,998
Negotiated unfunded backlog	5,645	5,528	5,733	6,298
Total backlog	$8,331	$8,413	$8,831	$9,296
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

	Nine Months Ended
	October 31, 2014	November 1, 2013
Cost-reimbursement	47%	47%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	26	27
Firm-fixed price (FFP)	27	26
Total	100%	100%

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
The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended			Nine Months Ended
	October 31, 2014	Percent change	November 1, 2013	October 31, 2014	Percent change	November 1, 2013
	(dollars in millions)
Labor-related revenues	$763	(11)%	$857	$2,356	(14)%	$2,733
As a percentage of revenues	60%		61%	61%		61%
M&S revenues	513	(8)%	557	1,538	(11)%	1,731
As a percentage of revenues	40%		39%	39%		39%
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	October 31, 2014	November 1, 2013	Dollar change	Percent change	October 31, 2014	November 1, 2013	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,276	$1,414	$(138)	(10)%	$3,894	$4,464	$(570)	(13)%
Cost of revenues	1,115	1,219	(104)	(9)%	3,375	3,885	(510)	(13)%
Selling, general and administrative expenses:
General and administrative	47	86	(39)	(45)%	156	254	(98)	(39)%
Bid and proposal	16	13	3	23%	54	54	—	—%
Internal research and development	9	14	(5)	(36)%	29	35	(6)	(17)%
Bad debt expense	—	43	(43)	(100)%	3	45	(42)	(93)%
Goodwill impairment charges	—	—	—	—%	486	—	486	100%
Intangible asset impairment charges	17	19	(2)	(11)%	41	51	(10)	(20)%
Separation transaction and restructuring expenses	—	25	(25)	(100)%	1	58	(57)	(98)%
Operating income (loss)	72	(5)	77	NM	(251)	82	(333)	NM
Operating income (loss) margin	5.6%	(0.4)%			(6.4)%	1.8%
Non-operating expense, net	(18)	(14)	(4)	(29)%	(56)	(41)	(15)	(37)%
Income (loss) from continuing operations before income taxes	54	(19)	73	NM	(307)	41	(348)	NM
Income tax (expense) benefit	(16)	11	(27)	NM	(49)	(4)	(45)	NM
Income (loss) from continuing operations	38	(8)	46	NM	(356)	37	(393)	NM
(Loss) income from discontinued operations, net of tax	(4)	5	(9)	(180)%	(11)	83	(94)	(113)%
Net income (loss)	$34	$(3)	$37	NM	$(367)	$120	$(487)	NM
NM - Not meaningful

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $6 million and an increase of $0.05 per diluted share for the three months ended October 31, 2014, and an increase to operating income of $24 million and an increase of $0.20 per diluted share for the nine months ended October 31, 2014. Aggregate changes in contract estimates resulted in a decrease to operating income of $1 million and a decrease of $0.02 per diluted share for the three months ended November 1, 2013, and a decrease to operating income of $29 million and a decrease of $0.22 per diluted share for the nine months ended November 1, 2013.
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
As a result of the second step evaluation, we recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the three months ended August 1, 2014. There were no other goodwill impairment charges recorded for the remaining reporting units. See Note 4 within our combined notes to the condensed consolidated financial statements for further information.
Property, Plant & Equipment Evaluation. During the three months ended October 31, 2014, our 37.5 megawatt Plainfield biomass-powered generating facility (“Plainfield”) emerged from an extended outage where we implemented performance optimizations designed to improve fuel management, quality, and distribution to enhance Plainfield's availability and power generation as well as allow for compliance with certain emissions requirements. While we believe these optimizations delivered the intended improvements, we continue to assess Plainfield's operating performance in order to diagnose and implement further optimizations to allow for the forecasted performance. For the three months ended October 31, 2014, the plant has operated with 51% availability with generation during available periods averaging 24 megawatts of net generation for an operating income loss of $6 million, excluding the $3 million impairment associated with the three fuel supply agreements. In the remaining months of the current fiscal year we expect Plainfield to implement additional optimizations intended to improve availability to approximately 80% with generation during available periods averaging 30 megawatts of net generation.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The current carrying value of Plainfield at October 31, 2014 was $161 million. To the extent that our optimizations efforts do not yield the intended near-term performance improvements, the carrying value of Plainfield may be negatively impacted.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended				Nine Months Ended
National Security Solutions	October 31, 2014	November 1, 2013	Dollar change	Percent change	October 31, 2014	November 1, 2013	Dollar change	Percent change
	(dollars in millions)
Revenues	$906	$1,011	$(105)	(10)%	$2,775	$3,107	$(332)	(11)%
Operating income	72	66	6	9%	227	209	18	9%
Operating income margin	7.9%	6.5%			8.2%	6.7%
National Security Solutions revenues decreased $105 million, or 10%, for the three months ended October 31, 2014 as compared to the corresponding period in the prior year. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($51 million) which includes a reduction of airborne programs that support intelligence collection ($21 million) and the ramp down of the Joint Logistics Integration (JLI) program for tactical mine resistant ambush protected vehicles ($16 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts, and higher competition resulting in lower contract awards.
National Security Solutions revenues decreased $332 million, or 11%, for the nine months ended October 31, 2014 as compared to the corresponding period in the prior year. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($204 million) which includes a reduction of airborne programs ($77 million) and the ramp down of the JLI program ($77 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts, and higher competition resulting in lower contract awards.
National Security Solutions operating income increased $6 million, or 9%, for the three months ended October 31, 2014 as compared to the corresponding period in the prior year. The increase in operating income was primarily due to net favorable changes in contract estimates for the three months ended October 31, 2014 ($4 million), as compared to net unfavorable changes in contract estimates the prior year ($1 million). This increase was also attributable to lower indirect costs which were partially offset by a decrease in revenues ($7 million).
National Security Solutions operating income increased $18 million, or 9%, for the nine months ended October 31, 2014 as compared to the corresponding period in the prior year. The increase in operating income was primarily due to net favorable changes in contract estimates for the nine months ended October 31, 2014 ($18 million), as compared to net unfavorable changes in contract estimates the prior year ($17 million) which was negatively impacted by two international fixed price development programs. This increase was also attributable to lower indirect costs which were partially offset by a decrease in revenues ($23 million).

The following table summarizes changes in Health and Engineering revenues and operating (loss) income for the periods presented:

	Three Months Ended				Nine Months Ended
Health and Engineering	October 31, 2014	November 1, 2013	Dollar change	Percent change	October 31, 2014	November 1, 2013	Dollar change	Percent change
	(dollars in millions)
Revenues	$373	$406	$(33)	(8)%	$1,126	$1,368	$(242)	(18)%
Operating income (loss)	4	(30)	34	113%	(455)	2	(457)	NM
Operating income (loss) margin	1.1%	(7.4)%			(40.4)%	0.1%
NM - Not meaningful
Health and Engineering revenues decreased $33 million, or 8%, for the three months ended October 31, 2014 as compared to the corresponding period in the prior year. The revenue contraction reflects lower sales volume in our health business ($20 million) attributed to our commercial sales and lower sales volumes in our security products business primarily due to the completion of an international support contract for the Army ($13 million).
Health and Engineering revenues decreased $242 million, or 18%, for the nine months ended October 31, 2014 as compared to the corresponding period of the prior year. The revenue contraction reflects a decline in engineering services ($128 million) primarily due to the completion of two energy design-build construction projects in the fourth quarter of fiscal year 2014 ($118 million of the $128 million), lower sales volumes in our security products business due to the completion of an international support contract for the Army ($38 million) and timing of product shipments ($20 million), and lower sales in our health business ($56 million) primarily related to commercial sales.
Health and Engineering operating income was $4 million for the three months ended October 31, 2014 as compared to an operating loss of $30 million for the corresponding period in the prior year. Operating income for the three months ended October 31, 2014 was impacted by impairment charges of intangible assets associated with our security products business ($14 million) and Plainfield ($3 million). In addition, there was an operating loss due to power generation shortfalls at the Plainfield plant ($6 million), and lower revenue volumes, including our business areas that typically generate higher margins. Operating loss for the three months ended November 1, 2013 primarily included bad debt expense for certain receivables primarily related to two energy design-build construction projects ($43 million) and a impairment of customer related intangible assets for our health business ($19 million).
Health and Engineering operating loss was $455 million for the nine months ended October 31, 2014 as compared to operating income of $2 million for the corresponding period of the prior year. Operating loss for the nine months ended October 31, 2014 was impacted by impairment charges of goodwill for our health business ($369 million) and engineering business ($117 million), and impairment charges for intangibles assets associated with our health business ($24 million), our security products business ($14 million), and Plainfield ($3 million). In addition, there was an operating loss due to power generation shortfalls at the Plainfield plant ($22 million). Operating income for the nine months ended November 1, 2013 included bad debt expense for certain receivables primarily related to two energy design-build construction projects ($43 million), impairment charges for intangible assets associated with our security products business ($30 million) and our health business ($19 million), and an unfavorable change in contract estimates on the Plainfield construction projects ($17 million).

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Corporate and Other revenues and operating loss for the periods presented:

	Three Months Ended				Nine Months Ended
Corporate and Other	October 31, 2014	November 1, 2013	Dollar change	Percent change	October 31, 2014	November 1, 2013	Dollar change	Percent change
	(in millions)
Operating loss	$(4)	$(41)	$37	90%	$(23)	$(129)	$106	82%
Corporate and Other operating loss for the three and nine months ended October 31, 2014 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. In addition, operating loss for the three and nine months ended October 31, 2014 was $4 million and $23 million down from $41 million and $129 million for the corresponding prior year periods, respectively. This decrease was primarily due to a decrease in separation transaction and restructuring expenses ($25 million and $57 million, respectively) associated with the spin-off which was completed in fiscal 2014 and costs to establish infrastructures for two separate companies ($11 million and $32 million, respectively).
Non-Operating Expense. Non-operating expense for the three and nine months ended October 31, 2014 increased $4 million and $15 million, respectively, as compared to the corresponding period of the prior year. The increase is primarily attributable to a decrease in interest income of $5 million and $14 million for the three and nine months ended October 31, 2014, respectively, when compared to the corresponding periods of the prior year primarily due to the collection or forgiveness of deferred receivables for commercial customers related to certain construction contracts.
During the three months ended October 31, 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. Interest expense decreased $3 million and $1 million for the three and nine months ended October 31, 2014, respectively, primarily attributable to the repurchase of $105 million of outstanding debt and entering into interest rate swap agreements.
Interest income on Leidos Inc.'s note with Leidos increased $3 million and $8 million, respectively, compared to the corresponding periods of the prior year. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. We recorded an income tax expense of $16 million for the three months ended October 31, 2014, resulting in a 29.6% effective tax rate, compared to an income tax benefit of $11 million on a pre-tax loss for the corresponding period in the prior year. During the three months ended October 31, 2014, we recorded a $3 million income tax benefit compared to $7 million in the corresponding period in the prior year from the resolution of certain tax contingencies with the tax authorities. The increase in income tax expense was also impacted by the expiration of the federal research and development credit on December 31, 2013 and a decrease in the domestic manufacturer's deduction. In addition, the income tax benefit recorded for the three months ended November 1, 2013 included the tax benefit from the special dividend, which was declared and paid in fiscal 2014, on shares held by the Leidos Retirement Plan.
We recorded an income tax expense of $49 million for the nine months ended October 31, 2014, resulting in a negative effective tax rate, compared to an income tax expense of $4 million, resulting in an effective tax rate of 9.8% for the corresponding period in the prior year. The goodwill impairment charge recorded in the three months ended August 1, 2014, which was mostly not deductible for tax purposes, had a significant impact on the effective tax rate for the nine months ended October 31, 2014. The income tax expense was also impacted by the expiration

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

of the federal research and development credit on December 31, 2013 and a decrease in the domestic manufacturer's deduction, partially offset by the tax benefit from state income tax refunds recorded in the first quarter. The income tax expense for the nine months ended November 1, 2013 included the estimated non-deductible portion of settlements of legal and regulatory matters and the tax benefit from the special dividend, which was declared and paid in fiscal 2014, on shares held by the Leidos Retirement Plan.
We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for all fiscal years prior to fiscal 2014.
As of October 31, 2014, we had liabilities for uncertain tax positions of $10 million, $6 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in an $4 million reduction in our uncertain tax positions within the next twelve months.
Liquidity and Capital Resources
Overview of Liquidity
We had $418 million in cash and cash equivalents at October 31, 2014, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow up to $500 million under our revolving credit facility. The available borrowing capacity under the revolving credit facility is $500 million as of October 31, 2014.
Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends, debt retirement, and acquisitions of businesses.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the three months ended October 31, 2014, we repurchased and retired $105 million of outstanding debt.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Cash provided by operating activities of continuing operations	$294	$82
Cash provided by investing activities of continuing operations	54	312
Cash used in financing activities of continuing operations	(382)	(419)
Cash (used in) provided by operating activities of discontinued operations	(5)	121
Cash provided by (used in) investing activities of discontinued operations	27	(17)
Total (decrease) increase in cash and cash equivalents	$(12)	$79
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $212 million for the nine months ended October 31, 2014 as compared to the corresponding period in the prior year primarily attributable to changes in working capital of $209 million. Collections on accounts receivable for the nine months ended October 31, 2013 were negatively impacted by our name change and our system shutdown to effect the spin-off of New SAIC which caused delays in our customer invoicing. Days sales outstanding were 73 days for the three months ended October 31, 2014 as compared to 74 days for the corresponding period in the prior year.
Cash Provided by Investing Activities of Continuing Operations. We had cash flows provided by investing activities of continuing operations of $54 million during the nine months ended October 31, 2014, including $80 million of proceeds from the U.S. Treasury cash grant, offset by $26 million to purchase property, plant, and equipment. We had cash flows provided by investing activities of continuing operations of $312 million during the nine months ended November 1, 2013, including a $295 million dividend from New SAIC, $65 million of proceeds from the sale of facilities, and $12 million of proceeds from the sale of cost method investments, partially offset by $31 million to purchase property, plant, and equipment and a $26 million capital contribution to New SAIC.
Cash Used in Financing Activities of Continuing Operations. We used $382 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2014, including the repurchase and retirement of debt of $102 million, the payment of dividends of $72 million and $213 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit compensation plans. We used $419 million of cash in support of financing activities of continuing operations during the nine months ended November 1, 2013, including the payment of dividends of $452 million and $17 million to repurchase shares of our stock related to employee benefit compensation plans, offset by consideration received of $38 million related to a real estate financing transaction. New SAIC received proceeds from the issuance of debt of $500 million, prior to the separation, and retained the debt obligation after the separation.
Cash (Used in) Provided by Operating Activities of Discontinued Operations. Cash flows from discontinued operations decreased $126 million for the nine months ended October 31, 2014, primarily due to a decrease of net income of $94 million and the spin-off of new SAIC.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Cash Provided by (Used in) Investing Activities of Discontinued Operations. We had cash flows provided by investing activities of discontinued operations of $27 million during the nine months ended October 31, 2014, due to cash proceeds received for the sale of certain components of our business in fiscal 2015. We used $17 million of cash in support of investing activities of discontinued operations during the nine months ended November 1, 2013 to purchase property, plant, and equipment.
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
Leidos, Inc. used cash in investing activities of $224 million during the nine months ended October 31, 2014, including repayments on its related party note with Leidos of $360 million and $26 million to purchase property, plant, and equipment offset by proceeds from the related party note with Leidos of $82 million and $80 million of proceeds from the U.S. Treasury cash grant. Leidos, Inc. used cash in financing activities of continuing operations of $392 million during the nine months ended November 1, 2013 including repayments on its note with Leidos of $442 million partially offset by proceeds from the note of $11 million and consideration received of $38 million related to a real estate financing transaction.
Outstanding Indebtedness
During the third quarter of fiscal 2015, we entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020 (the “Notes”).The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six month LIBOR rate (the benchmark interest rate), which effectively converted a portion of our debt into floating interest rate debt. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 31, 2014	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$451	$449
$300 million notes, which mature in December 2040	5.95%	6.03%	291	300
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.83%	201	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	38	40
Total notes payable and long-term debt			$1,229	$1,333
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,227	$1,331
Fair value of notes payable and long-term debt			$1,228	$1,350

(1)
As a result of executing the interest rate swap agreements, the carrying value of $451 million includes a fair value adjustment of $2 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to October 31, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

During the third quarter of fiscal 2015, we repurchased in the open market and retired principal amounts of $9 million on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $96 million on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. We recorded an immaterial loss on extinguishment of debt for the Leidos Holdings, Inc. notes and an immaterial gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $102 million and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. We recorded the gain (loss) on extinguishment of debt in Other income, net in the condensed consolidated statements of income.
The notes payable outstanding as of October 31, 2014 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of October 31, 2014.
Credit Facility. We have a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. During the three months ended October 31, 2014, amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that we are required to maintain. A pro-rata portion of the unamortized deferred costs related to the prior arrangement were written off at the time of the amendment. The remaining unamortized deferred costs relating to the prior arrangement and the immaterial fee paid to amend the credit facility which were deferred, will be amortized over the term of the amended credit facility. In connection with the amendment to the credit facility, we exercised our right under the credit agreement to voluntarily reduce the combined commitment of the lenders from $750 million to $500 million. The maturity date of the facility is March 2017. As of October 31, 2014 and January 31, 2014, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA (adjusted for other items as defined in the credit facility) of not more than 4.0 to 1.0 no later than January 29, 2016 and 3.75 to 1.0 thereafter and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of October 31, 2014. A failure to meet these financial covenants in the future could eliminate our borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of October 31, 2014 is approximately $500 million.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 12 - Legal Proceedings and Note 13 - Other Commitments and Contingencies of the combined notes to the condensed consolidated financial statements for the three months ended October 31, 2014 contained within this Quarterly Report on Form 10-Q.
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
We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies for revenue recognition, changes in estimates on contracts, receivables, business combinations, and intangible assets impairment, and stock-based compensation as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014. We recorded goodwill impairment charges in the nine months ended October 31, 2014 and our goodwill impairment critical accounting policy is described below.
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
When performing a qualitative assessment, we consider factor including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance, and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
As described in our risk factors disclosed in our Annual Report Form 10-K for the fiscal year ended January 31, 2014, we face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in our commercial businesses. Adverse changes in fiscal, regulatory, and economic conditions, such as the manner in which the budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill. Also, adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1 - Summary of Significant Accounting Policies of the combined notes to the condensed consolidated financial statements for the three months ended October 31, 2014 contained within this Quarterly Report on Form 10-Q.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market rate risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. Our risk management policy authorizes, with board of directors’ approval, the limited use of derivative instruments to hedge specific interest rate risks.
During the third quarter of fiscal 2015, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of January 31, 2014, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 12 - Legal Proceedings of the combined notes to the condensed consolidated financial statements for the three months ended October 31, 2014 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 12, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 13 - Other Commitments and Contingencies—Government Investigations and Reviews of the combined notes to the condensed consolidated financial statements for the three months ended October 31, 2014 contained within this Quarterly Report on Form 10-Q.
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
The following table presents repurchases of Leidos common stock during the quarter ended October 31, 2014:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
August 2, 2014 - August 31, 2014	599	$37.20	—	8,113,674
September 1, 2014 - September 30, 2014	10,984	37.27	—	8,113,674
October 1, 2014 - October 31, 2014	292	34.68	—	8,113,674
Total	11,875	$37.20	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock awards; and (ii) shares surrendered in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)	We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No.1 dated as of April 19, 2013, among Leidos Holdings, Inc., as borrower, and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 20, 2014 with the SEC.

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
Date: December 3, 2014

Leidos Holdings, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: December 3, 2014

Leidos, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Amendment No. 2 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No.1 dated as of April 19, 2013, among Leidos Holdings, Inc., as borrower, and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 20, 2014 with the SEC.

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