Form 10-K
period 2015-01-30
Leidos Holdings, Inc.; Leidos, Inc.
filed 2015-03-25
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-K
__________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2015
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
Leidos Holdings, Inc.    Yes ☐    No ☒
Leidos, Inc.    Yes ☐    No ☒
As of August 1, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter and prior to the separation transaction described herein, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $2,701,960,753.
The number of shares issued and outstanding of each registrant’s classes of common stock as of March 16, 2015 was as follows:

Leidos Holdings, Inc.	74,124,812 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business
Our Company

Leidos Holdings, Inc. ("Leidos") is a holding company. Its principal operating company, Leidos, Inc. was formed in 1969 by a small group of scientists led by physicist Dr. Robert Beyster. Since our founding 46 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of national concern.

Leidos is an applied technology company delivering solutions and services that leverage expertise in the national security, health and engineering markets. We bring domain-specific capability to each of our markets, including imagery and signals intelligence, advanced sensing phenomenology, intelligence collection methods, life sciences and power grid engineering. In addition to market-specific capability, we have three core areas of technical expertise: data analytics, systems engineering and cybersecurity. Customer needs in our markets span these three core areas of expertise, enabling cross-market innovations for our entire customer set. We provide these solutions and services to government and commercial customers, both domestically and internationally. Leidos' technically advanced solutions have enabled us to build strong ties with our key customers. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, state and local government agencies, and government agencies of U.S. allies abroad. With a focus on delivering mission-critical solutions, Leidos generates over 79% of our total revenues from U.S. Government contracts. A majority of that work supports the U.S. intelligence community.
Building on our foundation in offering innovative services and solutions to U.S. Government customers, Leidos is expanding into international government and broader commercial markets. By leveraging expertise in multiple disciplines, tailoring our solutions to the particular needs of our targeted markets, and using advanced analytics, we work to securely deliver solutions that not only meet customers’ current goals, but also support their future endeavors.
On September 27, 2013 (the "Distribution Date"), Leidos completed the spin-off of our technical services and enterprise information technology services business into an independent, publicly traded company named Science Applications International Corporation ("New SAIC"). The separation was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. On the Distribution Date, New SAIC's common stock was distributed, on a pro rata basis, to Leidos' stockholders of record as of the close of business on September 19, 2013, the record date. Each holder of Leidos common stock received one share of New SAIC common stock for every seven shares of Leidos common stock held on the record date. Prior to the Distribution Date, Leidos Holdings, Inc. was named SAIC, Inc. and Leidos, Inc. was named Science Applications International Corporation.
As a result of the spin-off, the assets, liabilities, results of operations, and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to our continuing operations, unless otherwise noted.
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
We use the terms “Company,” “we,” “us,” and “our” to refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014 and ended on January 30, 2015.

Leidos Holdings, Inc. Annual Report 1

PART I

Our Business Segments
Our business is aligned into three reportable segments: National Security Solutions (NSS); Health and Engineering (HES); and Corporate and Other. While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets, we provide a wide array of scientific, engineering, and technical services and solutions across these reportable segments.
National Security Solutions
National Security Solutions provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, the DHS and government agencies of U.S. allies abroad. Our solutions deliver technology, large scale intelligence systems, command and control, data analytics, cybersecurity, logistics, and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex. National Security Solutions represented 71%, 70%, and 72% of total revenues for fiscal 2015, 2014, and 2013, respectively.
Our national security business is focused on rapidly providing cost effective solutions and services to the ever changing missions of our customers in the areas of technology, intelligence and cybersecurity.

•
Technology - We have a history of successfully delivering a wide range of technology capabilities rapidly. We provide solutions for the arms control and the intelligence agencies and the DoD service arms, including the Defense Advanced Research Projects Agency ("DARPA"). This group focuses largely on distributed autonomous capabilities and systems, tying software and data capabilities together. We were an early developer of the first full spectrum Intelligence, Surveillance, and Reconnaissance ("ISR") capability and placed it in theater during recent conflicts.

•
Intelligence - We offer intelligence services and solutions and are deeply embedded in our customer's most important missions. We provide systems development and operations support around the globe. We have over a decade of experience dealing with large data ingest, structured and unstructured data, modern cloud processing tools and agile development. We are supporting the army's migration of intelligence applications and infrastructure into the cloud and are providing cloud computing architectures to the intelligence and the defense communities.

•
Cybersecurity - We offer cybersecurity solutions that detect and manage the most sophisticated cyber threats. Our solutions include key management systems to protect transmitted data, development tools to exploit cyber intelligence, and programs to build comprehensive situational awareness on our nation's military and intelligence networks.

Health and Engineering
Our Health and Engineering businesses capitalize on our knowledge and experience in technology and innovation. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments, hospitals, and commercial enterprises in various industries. Health and Engineering represented 29%, 30%, and 28% of total revenues for fiscal 2015, 2014, and 2013, respectively.
Our Health business provides services and solutions to commercial hospitals and the DoD as well as conducting research and development for U.S. Government and Commercial enterprises in the life sciences field. Our healthcare business is focused on improving the overall availability and quality of data and services that ultimately improves the quality of care while lowering cost for our customers.

•
Federal Health - We developed, fielded and currently maintain a full end-to-end EHR system and numerous behavior health services - healthcare beyond the clinic - for the DoD. Within the DoD, we serve the Defense Health Agency, which provides healthcare to active duty and retired military personnel and their

Leidos Holdings, Inc. Annual Report 2

PART I

dependents. We strive to improve the availability, quality, and cost effectiveness of healthcare for our military service members and their families.

•
Commercial Health - We implement and optimize Electronic Health Record ("EHR") systems at commercial hospitals. In addition, we provide consulting services and operational support focused on high-level initiatives including health care legislation for Meaningful Use and ICD-10 transition, IT strategy, revenue cycle management, accountable care transformation, risk management, technology infrastructure, and project management. Our teams are staffed with clinical subject matter experts who draw upon their deep experience and knowledge of healthcare and IT systems.

•
Life Sciences - We provide Life Science research and development support to the National Institute of Health, Center for Disease Control, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research where we employ about 1,800 scientists, technicians, administrators, and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization, and clinical trials management.

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

•
Security Products - We provide security products, services and solutions that leverage our design, integration and process engineering technologies to build small footprint, minimally-intrusive secure commerce systems for our customers. Our VACIS systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the “reduced size” segment of this market, with small, flexible systems that can be installed at airport check-in counters. We also have a line of radiation detection systems, which are used today at ports, border crossings, and industrial facilities around the world - including most ports and border crossings in the United States.

•
Power Grid Engineering - We provide power grid engineering services and solutions to a broad customer set and have unique offerings including a Smart Grid as a Service ("SGS") solution. We are working with energy companies to develop analytical products that fully exploit the data enabled by smart grid technology. We provide engineering and consulting to electric utilities and transmission companies. Our focus is on engineering design of the grid from distribution through transmission, and significant substation design and upgrade work. We provide physical and cybersecurity for our utility customers as part of our substantive offerings. We also administer energy efficiency programs for states and utilities and provide an array of consulting services for utilities.

Leidos Holdings, Inc. Annual Report 3

PART I

•
Federal Environmental and Engineering - We provide consulting and engineering, primarily for the DoD. We support the requirements of the National Environmental Policy Act ("NEPA") as well as other permitting activities. We also have specialty consulting associated with specific environmental issues, such as underwater environmental issues, radiologic clean up, risk assessment training ranges and other specific needs. We support site cleanup and remediation efforts. The other portion of this business is engineering design and build, where we design high-content facilities such as unique testing facilities and training centers.

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

Corporate and Other
The Corporate and Other business segment includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items excluded from a reportable segment’s performance. Corporate and Other represented an immaterial percentage of revenue for fiscal 2015, 2014, and 2013.
For additional information regarding our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and Note 18 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Acquisitions
During the last five fiscal years, we have completed 7 acquisitions. The most notable acquisitions were as follows:

•
In fiscal 2014, we gained 100% control of a special purpose limited liability company, Plainfield Renewable Energy LLC ("Plainfield"), formed to create a renewable energy project. The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut. The acquisition was effected by a consensual foreclosure agreement pursuant to which the project owners agreed to transfer to us all of their equity interest in Plainfield in full satisfaction of certain secured obligations owed by the project owner to us. The foreclosure agreement constituted a change in control and was accounted for as a business combination.

•
In fiscal 2013, we acquired maxIT Healthcare Holdings, Inc. ("maxIT"), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition by our Health and Engineering segment expanded our commercial consulting practice in Electronic Health Record ("EHR") implementation and optimization and strengthened our capabilities to provide these services to our federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications.

•
In fiscal 2012, we acquired Vitalize Consulting Solutions, Inc. ("Vitalize"), a provider of clinical, business and information technology services for healthcare enterprises. This acquisition by our Health and Engineering segment expanded our capabilities in both federal and commercial markets to help customers address EHR implementation and optimization demand.

Leidos Holdings, Inc. Annual Report 4

PART I

•
In fiscal 2011, we acquired Reveal Imaging Technologies, Inc. ("Reveal"), a provider of threat detection products and services. This acquisition by our Health and Engineering segment enhanced our homeland security solutions portfolio by adding U.S. Transportation Security Administration certified explosive detection systems for checked baggage screening to our passenger and cargo inspections systems product offerings.

Dispositions
From time to time, we divest or management may commit to plans to divest of non-strategic components of our business. During the last five fiscal years, our most notable dispositions included:

•
In fiscal 2014, we committed to plans to dispose of Cloudshield, which was historically included in our National Security Solutions segment, primarily focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015.

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

Key Customers
Substantially all of our revenues are generated in the United States. Our total revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. Government, with remaining being customers across a variety of commercial markets including healthcare, energy, manufacturing and transportation. Within the U.S. Government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, research agencies like DARPA, DHS, NASA and others.
The percentage of total revenues for the U.S. Government its agencies and other customers comprising more than 10% of total revenues in any of the three years ended January 30, 2015, January 31, 2014, and January 31, 2013 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
U.S. Government	79%	78%	81%
U.S. DoD	67%	68%	70%
U.S. Army	16%	19%	23%
Maryland Procurement Office	10%	8%	8%
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

Leidos Holdings, Inc. Annual Report 5

PART I

Employees
As of January 30, 2015, we employed approximately 19,000 full and part-time employees. The experience and expertise of our employees makes Leidos capable of solving the most daunting problems facing our customers. Approximately 40% of our employees have degrees in Science, Technology, Engineering, or Mathematics fields, close to 1,000 employees have doctoral degrees, and nearly 50% of our employees possess security clearances.
The highly technical and complex services and products that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to the increased competition for qualified personnel, we have experienced and may continue to face some difficulties in attracting and retaining employees with certain specialized skillsets. We continue to devote significant resources to recruit, develop and retain qualified employees.
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
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded internal research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. In fiscal 2015, 2014, and 2013, our company-funded IR&D expense was $37 million, $45 million, and $47 million, respectively, which as a percentage of sales was 0.7%, 0.8%, and 0.7%, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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

Leidos Holdings, Inc. Annual Report 6

PART I

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

•
diversified commercial and U.S. Government IT providers, such as Accenture plc, Computer Sciences Corporation ("CSC"), HP Enterprise Services, International Business Machines Corporation ("IBM") and Unisys Corporation;

•	contractors that provide engineering, consulting, design and construction services, such as Jacobs Engineering Group, URS Corporation, KBR, Inc. and CH2M Hill Companies Ltd.;

•
contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc., L-3 Communications Corporation, General Electric Company and Smiths Group plc;

•	contractors providing supply chain management and other logistics services, including Agility Logistics Corp.; and

•	companies focused on providing health solutions and services to the U.S. Government and hospitals, including Accenture, IBM, CSC, Cerner Corporation, Epic Systems and Allscripts.
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

Leidos Holdings, Inc. Annual Report 7

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

•
Indefinite Delivery/Indefinite Quantity ("IDIQ") Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multiple-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as “government-wide acquisition contracts”. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.

•
U.S. General Services Administration ("GSA") Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract.

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

Leidos Holdings, Inc. Annual Report 8

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

•
Time-and-materials ("T&M") contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

•
Fixed-price-level-of-effort ("FP-LOE") contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.

•
Firm-fixed-price ("FFP") contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2015, 2014, and 2013 see “Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 9

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
Seasonality
The U.S. Government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the time frame leading up to the end of its fiscal year in order to avoid the loss of unexpended funds, which may favorably impact our third fiscal quarter. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter as compared to our third fiscal quarter, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 21 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including to the DoD, the intelligence community and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement ("DFARS") and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. Government contracts;

•	require compliance with U.S. Government Cost Accounting Standards ("CAS");

•
require reviews by the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA") and other U.S. Government agencies of compliance with government standards for a contractor’s business systems;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•	require us not to compete for work if an organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated.

Leidos Holdings, Inc. Annual Report 10

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
Company Website and Information
Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:
Leidos Holdings, Inc.
11951 Freedom Drive
Reston, VA 20190
Attention: Corporate Secretary
Telephone: (571) 526-6000

Leidos Holdings, Inc. Annual Report 11

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
A decline in the U.S. Government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 67% of our total revenues in fiscal 2015. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts, sequestration or other factors.
In particular, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the impact of budget cuts, including sequestration, on our company or our financial results. However, we expect that budgetary constraints and concerns related to the national debt will continue to place pressure on DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts – particularly those with unobligated balances – and programs and could adversely impact our operations, financial results and growth prospects.

Leidos Holdings, Inc. Annual Report 12

PART I

The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.
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

Leidos Holdings, Inc. Annual Report 13

PART I

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

Leidos Holdings, Inc. Annual Report 14

PART I

Our indirect cost audits by the DCAA remain open for fiscal 2009 and subsequent fiscal years. Although we have recorded contract revenues subsequent to and including fiscal 2009 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.
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

Leidos Holdings, Inc. Annual Report 15

PART I

Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.
The U.S. Government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenues and profitability.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right to not exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. Government to not exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
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
Our business involves the development of tailored services and solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. Government programs require contractors to have security clearances. Depending on the level of required clearance, security

Leidos Holdings, Inc. Annual Report 16

PART I

clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.
In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. An inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of January 30, 2015, our total backlog was $7.8 billion including $2.7 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 27% of our total revenues for fiscal 2015. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

Leidos Holdings, Inc. Annual Report 17

PART I

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
Our failure to comply with the terms of our administrative agreement would have a material adverse effect on our business and future prospects.
In connection with the resolution of certain investigations related to our CityTime contract, we entered into a five year administrative agreement with the Army on behalf of the U.S. Government in order to confirm our continuing eligibility to enter into and perform contracts with the U.S. Government. Our compliance with the terms and conditions of the administrative agreement, including the appointment of an independent monitor, require significant resources and management involvement. If we fail to comply with the administrative agreement, the Army may extend the term of the administrative agreement or initiate suspension or debarment proceedings against us. In addition, we continue to be subject to risks in connection with government reviews and investigations and other legal disputes unrelated to the CityTime matter, which may subject us to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies.
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

Leidos Holdings, Inc. Annual Report 18

PART I

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
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

Leidos Holdings, Inc. Annual Report 19

PART I

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

Leidos Holdings, Inc. Annual Report 20

PART I

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

Leidos Holdings, Inc. Annual Report 21

PART I

Goodwill and other intangible assets represent approximately 38% of our total assets and any impairment of these assets could negatively impact our results of operations.
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

Leidos Holdings, Inc. Annual Report 22

PART I

We provide professional engineering and other services, including engineering-procurement-construction, design build, project delivery and commissioning, in connection with complex projects that involve significant risks and may require long-term capital.
In connection with certain projects, we may commit to a specific completion date or performance standards, which may expose us to significant additional costs and reputational damage if we miss the completion date or fail to achieve the performance standards, including agreed upon financial damages. Project performance can be affected by a number of factors beyond our control, including delays from governmental inaction, public opposition, inability to obtain financing, weather, unavailability or increased price of materials, changes in project scope, accidents, environmental hazards, labor disruptions and other factors. If we assume risks related to these events, such risks may not be insurable or may only be insurable on unacceptable terms. If these events occur, the total project costs could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate overall profitability and have an adverse effect on our financial position and cash flows.
We entered into an agreement to sell our biomass-powered generating facility in Plainfield, Connecticut. If the closing of the sale is delayed, if we fail to close, or if subsequent to closing we foreclose on the facility in the event of buyer’s default, we will continue to own the facility and our lack of experience in owning, operating, and optimizing the performance of such a facility, as well as the risks and uncertainties associated with the renewable energy industry, may adversely affect our profitability.
On March 24, 2015 we agreed to sell our Plainfield Renewable Energy biomass-powered generating facility. The closing of the transaction is subject to certain closing conditions including various regulatory filings and approvals. Any delay or failure to satisfy the closing conditions would prevent or delay the transaction from closing, in which event we would remain the owner of the facility. As owner of the facility we would have continued exposure to certain risks associated with operating the plant as we have limited experience owning, operating and optimizing a power plant, which may impair our ability to do so effectively and profitably. The operation of a biomass-powered generating facility is subject to various risks and uncertainties, including those relating to feedstock supply, emissions requirements, off-take arrangements for remaining, uncommitted power capacity, equipment failures, regulatory compliance and permitting and changes in legislation, as well as other external factors that could reduce the availability of the facility. In addition to a delay or failure to close the sale, the transaction is partially seller-financed. If buyer is unable to meet its financial obligations under its note to us and defaults, among other remedies, we could foreclose on the facility and take possession. In such event we would then be subject to the aforementioned risks and uncertainties of owning the facility.
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

Leidos Holdings, Inc. Annual Report 23

PART I

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
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business, financial position, operating results and prospects may be harmed. Regardless of the adequacy of our liability insurance coverages, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.
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
In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. We provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we are seeking to grow our international business, in which case these regulatory, geopolitical and other factors may have a greater impact on our business in the future and could adversely affect our business.

Leidos Holdings, Inc. Annual Report 24

PART I

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

Leidos Holdings, Inc. Annual Report 25

PART I

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
The spin-off of our technical, engineering and enterprise information technology services business could result in substantial tax liability to us and our stockholders.
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

Leidos Holdings, Inc. Annual Report 26

PART I

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

Leidos Holdings, Inc. Annual Report 27

PART I

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

Leidos Holdings, Inc. Annual Report 28

PART I

We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 30, 2015, we conducted our operations in approximately 236 offices located in 40 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 5.6 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C. metropolitan area, where we occupy a combination of leased and owned floor space of approximately 3.0 million square feet. We also have employees working at customer sites throughout the United States and in other countries. As of January 30, 2015, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
McLean, Virginia	1	287,000	15.1
San Diego, California	2	262,000	6.2
Virginia Beach, Virginia	2	159,000	22.5
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	5.8
Orlando, Florida	1	85,000	18.0
Oak Ridge, Tennessee	1	83,000	12.5
Reston, Virginia	1	62,000	2.6
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See Note 16 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 19 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition to the matters disclosed in Note 19, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 20 “Commitments and Contingencies – Government Investigations and Reviews” of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Annual Report 29

PART I

Executive and Other Key Officers of the Registrant
The following is a list of the names and ages (as of March 25, 2015) of our executive and other key officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Sarah Allen*	56
Executive Vice President and Chief Human Resources Officer since 2013. Prior to joining Leidos in September 2008, Ms. Allen served as the Director of Human Resources in the TASC Business Unit of Northrop Grumman Corporation. Earlier in her career, she held positions with TRW Environmental Safety Systems, Honeywell and Hewlett-Packard Company.

S. Gulu Gambhir	46
Chief Technology Officer and Senior Vice President since 2013. Prior to that time, Mr. Gambhir served as National Security Sector Chief Technology Officer and Senior Vice President since 2009. Before joining Leidos
Mr. Gambhir served as director of Northrop Grumman's Science and Technology Operating Unit of TASC, holding a variety of technical and managerial roles since 1991. Previously, he worked at Space Applications Corporation and COMSAT Laboratories.

Roger A. Krone*	58
Chief Executive Officer since July 2014, succeeding John P. Jumper. Mr. Krone also sits on the Leidos Board of Directors. He brings nearly 35 years of operational, strategic, and financial execution experience for some of the nation’s most prominent names in aerospace. Mr. Krone has held senior program management and finance positions at The Boeing Company, McDonnell Douglas Corp., and General Dynamics. Mr. Krone is currently director on the board for the United Launch Alliance, a member of the advisory board at Georgia Tech, and a member of the board of WETA Public Television and Radio in Washington, D.C. He is a long-time supporter of the Urban League, and currently serves on the board of the Greater Washington chapter.

Theodore W. Lay II	65
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

Michael E. Leiter*	45
Executive Vice President for Business Development and Strategy since November 2014. Prior to joining Leidos, Mr. Leiter served as Head of Global Government & Commercial Cyber Operations, and Senior Counselor to the Chief Executive Officer, of Palantir Technologies from 2011 to 2014. Before entering the private sector, he served as the Director of the National Counterterrorism Center (NCTC) from 2007 until 2011.

Vincent A. Maffeo*	64
Executive Vice President and General Counsel since June 2010. Prior to joining Leidos, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Leidos Holdings, Inc. Annual Report 30

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Ken Sharp*	44
Senior Vice President, Chief Accounting Officer and Corporate Controller since 2013. Prior to joining Leidos, Mr. Sharp was with with Computer Sciences Corporation, most recently as Vice President Finance and Administration and Chief Financial Officer of its largest business unit. Prior to that, he served as a senior manager at Ernst & Young LLP. Mr. Sharp served in the United States Marine Corps. In addition, Mr. Sharp is a Certified Public Accountant.

Mark W. Sopp*	49
Executive Vice President and Chief Financial Officer since 2005. Prior to joining Leidos, Mr. Sopp served as Senior Vice President, Chief Financial Officer and Treasurer of Titan Corporation, a defense and intelligence contractor, from April 2001 to July 2005 and Vice President and Chief Financial Officer of Titan Systems Corporation, a subsidiary of Titan Corporation, from 1998 to 2001.

Lou Von Thaer*	54
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

* Indicates an executive officer
Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report on Form 10-K in lieu of being incorporated by reference from the definitive Proxy Statement to be used in connection with the solicitation of proxies for Leidos’ 2015 Annual Meeting of Stockholders ("2015 Proxy Statement").

Leidos Holdings, Inc. Annual Report 31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Leidos’ common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “LDOS.” Leidos, Inc. is a wholly-owned subsidiary of Leidos and there is no public trading market for common stock of Leidos, Inc. The range of high and low sales prices at closing of Leidos' common stock on the NYSE for each fiscal quarter during the last two fiscal years are presented below.
Historical Stock Prices

	Fiscal 2015
Fiscal Quarter	High	Low
1st quarter (February 1, 2014 to May 2, 2014)	$46.07	$34.64
2nd quarter (May 3, 2014 to August 1, 2014)	$40.72	$36.66
3rd quarter (August 2, 2014 to October 31, 2014)	$38.20	$33.21
4th quarter (November 1, 2014 to January 30, 2015)	$44.41	$36.64
On September 27, 2013, Leidos effectuated a one-for-four reverse stock split of its shares of common stock, so that every four shares of Leidos common stock issued and outstanding were combined and converted into one share of Leidos common stock. The range of high and low sales prices at closing of Leidos' common stock on the NYSE for the first, second and a portion of the third fiscal quarter on and before September 27, 2013 presented below were adjusted to reflect the reverse stock split. In addition, the prices on and before September 27, 2013 include the value of our technical services and enterprise information technology services business, which was spun off on that date. The prices after that date reflect only the business of Leidos Holdings, Inc. after the spin off.

	Fiscal 2014
Fiscal Quarter	High	Low
(Pre-spin Prices)
1st quarter (February 1, 2013 to May 3, 2013)	$59.76	$45.28
2nd quarter (May 4, 2013 to August 2, 2013)	$62.60	$51.68
3rd quarter (August 3, 2013 to September 27, 2013)	$64.12	$57.32
(Post-spin Prices)
3rd quarter (September 28, 2013 to November 1, 2013)	$47.51	$45.30
4th quarter (November 2, 2013 to January 31, 2014)	$49.02	$40.60
Holders of Common Stock
As of March 16, 2015, there were approximately 25,554 holders of record of Leidos common stock. The number of stockholders of record of Leidos common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Leidos is the holder of record of all Leidos, Inc.'s common stock.
Dividend Policy
During fiscal 2014, Leidos declared and paid a special dividend of $4.00 per share of Leidos common stock and during fiscal 2015 and 2014 paid quarterly dividends totaling $1.28 and $1.60 per share of Leidos common stock, respectively. Leidos currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by Leidos’ board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations

Leidos Holdings, Inc. Annual Report 32

PART II

that our board of directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Leidos, Inc. has not declared or paid cash dividends to Leidos Holdings, Inc. Leidos, Inc. may declare and pay cash dividends to Leidos Holdings, Inc. from time to time, but there is no present intention to do so.
Stock Performance Graph
In fiscal 2015, we have chosen to use the Standard & Poor's MidCap 400 index to replace the Standard & Poor's 500 index. The market cap composition of the Standard & Poor's MidCap 400 index more closely aligns with Leidos' market cap, as compared to the Standard & Poor's 500 index, while similarly providing a broad market representation of industries. The graph below provides a comparison of the total cumulative five-year return for the newly selected index as well as the index used previously.
The following graph compares the total cumulative five-year return on Leidos common stock through our fiscal year ended January 30, 2015 to three indices: (i) the Standard & Poor’s MidCap 400 index, (ii) the Standard & Poor’s 500 index and (iii) the Standard & Poor’s North American Technology Services index. The graph assumes an initial investment of $100 on February 1, 2010 and that dividends, if any, have been reinvested. On September 27, 2013, we completed the spin-off of New SAIC. Our stockholders received one share of New SAIC common stock for every seven shares of our common stock held on the record date (September 19, 2013). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Total Shareholder Return vs. S&P 500, S&P 400 and S&P North American Tech - Svcs

240
220
200
180
160
140
120
100
80
60
40
Index Value

	1/29/2010	1/31/2011	1/31/2012	1/31/2013	1/31/2014	1/30/2015
Leidos Total Shareholder Return	100	87	67	69	103	98
S&P 500 Index	100	122	127	149	181	206
S&P North American Tech - Svcs Index	100	118	132	163	205	233
S&P 400 MidCap Index	100	133	137	162	198	219

*Leidos SAIC split effective 9/28/13 *4 for 1 stock split adjusted Leidos historical price

Leidos Holdings, Inc. Annual Report 33

PART II

Purchases of Equity Securities
In December 2013, our board of directors authorized a stock repurchase program ("2013 Stock Repurchase Program") under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaces the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
The following table presents repurchases of Leidos' common stock during the quarter ended January 30, 2015:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2014 – November 30, 2014	2,012	$39.97	—	8,113,674
December 1, 2014 – December 31, 2014	15,566	$37.18	—	8,113,674
January 1, 2015 – January 30, 2015	397	$43.01	—	8,113,674
Total	17,975	$37.62	—

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
Item 6. Selected Financial Data
The selected financial data set forth below is derived from our consolidated financial statements for each of the fiscal years in the five-year period ended January 30, 2015. As Leidos Holdings, Inc. is a holding company and it consolidates Leidos, Inc. for financial statement purposes, the following financial data relates to both companies, except where otherwise indicated. Leidos, Inc.’s revenues and expenses comprise 100% of Leidos Holdings, Inc.'s revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos Holdings, Inc.’s assets, liabilities and operating cash flows, except for an interest-bearing note between Leidos, Inc. and Leidos Holdings, Inc.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the combined notes thereto contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 34

PART II

	Year Ended(1)
	January 30, 2015(2)	January 31, 2014(3)	January 31, 2013	January 31, 2012(4)	January 31, 2011
	(in millions, except for per share amounts)
Consolidated Statement of Income Data:
Leidos Holdings, Inc.:
Revenues	$5,063	$5,755	$6,449	$5,804	$5,973
Operating (loss) income	(214)	163	421	(64)	555
(Loss) income from continuing operations	(330)	84	323	(239)	311
Income from discontinued operations, net of tax	7	80	202	298	308
Net (loss) income	$(323)	$164	$525	$59	$619
(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81	$(2.85)	$3.31
Income from discontinued operations	0.10	0.96	2.38	3.53	3.27
	$(4.36)	$1.94	$6.19	$0.68	$6.58
Diluted:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81	$(2.85)	$3.27
Income from discontinued operations	0.10	0.96	2.38	3.53	3.24
	$(4.36)	$1.94	$6.19	$0.68	$6.51
Cash dividend per common share	$1.28	$5.60	$1.92	$—	$—
Leidos, Inc.:
Revenues	$5,063	$5,755	$6,449	$5,804	$5,973
Operating (loss) income	(214)	163	421	(64)	555
(Loss) income from continuing operations	(324)	86	324	(242)	303
Income from discontinued operations	7	80	202	298	308
Net (loss) income	$(317)	$166	$526	$56	$611

	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012	January 31, 2011
	(in millions)
Consolidated Balance Sheet Data:
Leidos Holdings, Inc.:
Total assets	$3,281	$4,162	$5,875	$6,667	$6,223
Notes payable and long-term debt, including current portion	$1,166	$1,333	$1,295	$1,845	$1,844
Other long-term liabilities	$168	$227	$170	$158	$126

(1)	References to financial data are to the Company's continuing operations, unless otherwise noted. The operating results of the spin-off of New SAIC are included in discontinued operations.

(2)
Fiscal 2015 results include goodwill impairment charges of $486 million, intangible asset impairment charges of $41 million and a tangible asset impairment charge of $40 million. For further information see, Note 4 "Goodwill and Intangible assets" and Note 3 "Acquisitions" of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(3)
Fiscal 2014 results include charges related to intangible asset impairments ($51 million), bad debt expense ($44 million), and separation transaction and restructuring expenses ($65 million). For further information see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)
Fiscal 2012 results include a $540 million loss provision recorded in connection with resolution of the CityTime matter described in Note 19 "Legal Proceedings" of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 35

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following combined discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") and Leidos, Inc.'s financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and related combined notes. As Leidos is a holding company and consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos, unless otherwise noted. Leidos, Inc.'s revenues and operating expenses comprise 100% of Leidos’ revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos’ assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both Leidos and Leidos, Inc., unless otherwise noted.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition, and the performance and carrying value of our assets. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
All amounts in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented for our continuing operations.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos , Leidos, Inc., and its consolidated subsidiaries. Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. For example, we refer to the fiscal year ending January 30, 2015 as “fiscal 2015.” Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014 and ends on January 30, 2015.
Overview
We are an applied technology company delivering solutions and services that leverage expertise in the national security, health and engineering markets. We bring domain-specific capability to each of our markets, including imagery and signals intelligence, advanced sensing phenomenology, intelligence collection methods, life sciences and power grid engineering. In addition to market-specific capabilities, we have three core areas of technical expertise: data analytics, systems engineering and cybersecurity. Customer needs in our markets span these three core areas of expertise, enabling cross-market innovations for our entire customer set. We provide these solutions and services to government and commercial customers, both domestically and internationally. Leidos' technically advanced solutions have enabled us to build strong ties with our key domestic customers. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad, and state and local government agencies. We operate in the following segments: National Security Solutions; Health and Engineering; and Corporate and Other.
For additional information regarding our reportable segments, see “Business” in Part I and Note 18 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Our National Security Solutions segment provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, the U.S. Department of Homeland Security and government agencies of U.S. allies abroad. Our solutions deliver technology, large-scale intelligence systems,

Leidos Holdings, Inc. Annual Report 36

PART II

command and control, data analytics, cybersecurity, logistics, and intelligence analysis and operations support to critical missions around the world.
Our Health business provides services and solutions to commercial hospitals and the DoD as well as conducts research and development for U.S. Government and Commercial enterprises in the life sciences field. Our healthcare business is focused on improving the overall availability and quality of data and services that ultimately improves the quality of care while lowering cost for our customers. Our Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for our customers.
Our significant management initiatives include the following:

•
Achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•
Increasing the growth of our operating profits through improving the quality of our revenues and contract profitability, continued improvement in our information technology ("IT") systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and

•
Disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage, through internal growth initiatives, stock repurchases, dividends, strategic acquisitions, debt level management and other uses to achieve our goals.

Key financial events during fiscal 2015 include:

•
Revenues for fiscal 2015 decreased 12% from the prior year. The revenue contraction for the year was due to a decrease in National Security Solutions segment revenues of 11% and Health and Engineering segment revenues of 14%.

•
Operating loss from continuing operations was $214 million for fiscal 2015 as compared to an operating income from continuing operations of $163 million for fiscal 2014. The operating loss from continuing operations in fiscal 2015 included $486 million of goodwill impairment charges, $41 million of intangible asset impairment charges and $40 million of a tangible asset impairment charge. The operating income from continuing operations in fiscal 2014 included $65 million of separation transaction and restructuring expenses, $51 million of intangible asset impairment charges, $44 million of bad debt expense primarily related to receivables for two energy design-build construction projects, and $35 million of infrastructure costs to establish two stand-alone companies.

•
Diluted loss per share from continuing operations for fiscal 2015 was $4.46 as compared to diluted earnings per share from continuing operations of $0.98 in fiscal 2014 primarily due to the aforementioned reductions in operating income from continuing operations of $377 million. In addition, there was a decrease in the diluted weighted average number of shares outstanding of 9 million shares, or 11%, primarily due to shares repurchased under our accelerated stock repurchase programs.

•
Cash and cash equivalents increased $13 million during fiscal 2015 primarily due to cash provided by operations of $396 million and $80 million proceeds from the U.S. Treasury cash grant, partially offset by debt repurchase payments of $175 million, stock repurchases of $215 million, and dividend payments of $95 million.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $3.6 billion for fiscal 2015, as compared to $4.9 billion in the prior year. Total backlog was $7.8 billion and $9.3 billion at January 30, 2015 and January 31, 2014, respectively.

Leidos Holdings, Inc. Annual Report 37

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
In fiscal 2014, in connection with the spin-off transaction and in order to align our cost structure for post-separation, we incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other costs in connection with vacating facilities that were not necessary for our future requirements as well as $10 million of severance costs and $9 million of other separation transaction and restructuring expenses. In fiscal 2015, we incurred approximately $3 million of lease termination and facility consolidation expenses related to adjustments to the prior year reserve established for loss on leases in connection with revised sublease income assumptions. We do not expect to incur significant additional other separation transaction and restructuring expenses in future fiscal years related to the spin-off transaction.
Dispositions
Fiscal 2015 Discontinued Operations:
In July 2014, we committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in the our Health and Engineering segment. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.
Fiscal 2014 Discontinued Operations:
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain other non-strategic components of our business, which are reclassified as discontinued operations for all periods presented. The fiscal 2014 other dispositions were historically included in our National Security Solutions segment.
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
In November 2013, we sold a certain component of our business, focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.
In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million.

Leidos Holdings, Inc. Annual Report 38

PART II

Fiscal 2013 Discontinued Operations:
We sold certain components of our business, which were historically included in our Health and Engineering segment, primarily focused on providing operational test and evaluation services to U.S. Government customers. We received net proceeds of $51 million resulting in a gain on sale before income taxes of $17 million related to this sale.
The pre-sale operating results of our discontinued operations discussed above for the periods presented were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Revenues	$68	$2,745	$4,780
Costs and expenses:
Cost of revenues	60	2,480	4,311
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	29	67	117
Bad debt expense	—	—	2
Intangible asset impairment charges	3	2	6
Separation transaction and restructuring expenses	—	55	28
Operating (loss) income	$(24)	$141	$316
Non-operating income (expense)	$11	$(1)	$14
(Loss) income from discontinued operations before income taxes	$(13)	$140	$330
Business Environment and Trends
U.S. Government Markets
In fiscal 2015, we generated approximately 79% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 67% of our total revenues in fiscal 2015. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government. Contributing to long term fiscal uncertainty is the continuing uncertainty over sequestration and the debt ceiling extension.
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
In December 2013, the President signed into law the Bipartisan Budget Act of 2013, which reduced the effects of sequestration in the U.S. Government fiscal years 2014 and 2015 for national security, but did not make the same concessions for the cuts in medical reimbursements. Roughly 60% of all healthcare costs in the United States are reimbursed by a government program. These reimbursements are tied to the government spending level and were significantly reduced as part of the Budget Control Act. We believe the cuts in medical reimbursements had a direct effect in the amount of available spending on IT modernization in U.S. hospitals and has therefore slowed the growth we had previously experienced in our commercial health IT practice.

Leidos Holdings, Inc. Annual Report 39

PART II

The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts, caused program delays and cancellations and caused delays in other government contracting actions. In addition, future implementation of spending cuts as we return to Sequestration in the U.S. Government fiscal year 2016 could cause further delays in contract awards and continued uncertainty. We continue to evaluate the impact of spending reductions on our businesses. The amount and nature of these federal spending reductions could adversely impact our operations, future revenues, and growth prospects.
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
Commercial Markets

Sales to customers in commercial markets (approximately 17% of total revenues in fiscal 2015) help to diversify us from reliance upon U.S. Government business. Among the commercial markets we serve, the addressable market for our commercial electronic health record (“EHR”) implementation consulting services has become increasingly competitive. Pressure factors in this market include wider adoption and maturation of the life cycle of initial EHR system implementations and adverse pricing pressure, as software providers for EHR systems are increasingly competing for EHR consulting services. Our healthcare provider customers are also facing economic challenges with lower levels of Medicare reimbursement and the advent of outcome-based Medicare reimbursements. In addition, the timing of HER consulting projects that we are reliant upon for revenue streams are affected by government regulations, which impact the implementation time lines for system upgrades or implementations designed to comply with Meaningful Use and International Statistical Classification of Diseases and Related Health Problems ("ICD-10") regulations. Implementation requirements for both of these potential sales catalysts have been delayed, which we believe have adversely impacted performance of our commercial health business. It is difficult to predict when or if these factors will improve, and therefore, in the near term, our ability to grow and increase the profitability of our commercial health business remains uncertain.
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
Bookings and Backlog. We had net bookings worth an estimated $3.6 billion and $4.9 billion during fiscal 2015 and fiscal 2014, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.

Leidos Holdings, Inc. Annual Report 40

PART II

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

The estimated value of our total backlog as of the end of the last two fiscal years was as follows:

	January 30, 2015	January 31, 2014
	(in millions)
National Security Solutions:
Funded backlog	$1,596	$1,854
Negotiated unfunded backlog	4,491	5,604
Total National Security Solutions backlog	$6,087	$7,458
Health and Engineering:
Funded backlog	$1,061	$1,144
Negotiated unfunded backlog	645	694
Total Health and Engineering backlog	$1,706	$1,838
Total:
Funded backlog	$2,657	$2,998
Negotiated unfunded backlog	5,136	6,298
Total backlog	$7,793	$9,296
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

Leidos Holdings, Inc. Annual Report 41

PART II

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

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
Cost-reimbursement	48%	47%	46%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	25	26	28
Firm-fixed-price (FFP)	27	27	26
Total	100%	100%	100%
The percentage of revenues generated from cost-reimbursement, T&M and FP-LOE, and FFP contracts remained relatively consistent from fiscal 2014 to fiscal 2015.
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
The following table presents changes in labor-related revenues and M&S revenues for the last three fiscal years:

	Year Ended
	January 30, 2015	Percent change	January 31, 2014	Percent change	January 31, 2013
	(dollars in millions)
Labor-related revenues	$2,989	(14)%	$3,478	(11)%	$3,927
As a percentage of revenues	59%		60%		61%
M&S revenues	2,074	(9)%	2,277	(10)%	2,522
As a percentage of revenues	41%		40%		39%
The percentage of revenues attributed to labor-related and M&S revenues remained relatively consistent from fiscal fiscal 2014 to fiscal 2015.
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or located in the United States.

Leidos Holdings, Inc. Annual Report 42

PART II

Results of Operations
The following table summarizes our results of operations for the last three fiscal years:

	Year Ended			2015 to 2014		2014 to 2013
	January 30, 2015	January 31, 2014	January 31, 2013	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$5,063	$5,755	$6,449	$(692)	(12)%	$(694)	(11)%
Cost of revenues	4,392	4,992	5,548	(600)	(12)%	(556)	(10)%
Selling, general and administrative expenses:
General and administrative (G&A)	205	325	311	(120)	(37)%	14	5%
Bid and proposal (B&P)	68	70	109	(2)	(3)%	(39)	(36)%
Internal research and development (IR&D)	37	45	47	(8)	(18)%	(2)	(4)%
Bad debt expense	5	44	2	(39)	(89)%	42	NM
Goodwill impairment charges	486	—	—	486	100%	—	—%
Asset impairment charges	81	51	—	30	59%	51	100%
Separation transaction and restructuring expenses	3	65	11	(62)	(95)%	54	NM
Operating (loss) income	(214)	163	421	(377)	NM	(258)	(61)%
Operating (loss) income margin	(4.2)%	2.8%	6.5%
Non-operating expense, net	(69)	(75)	(76)	6	8%	1	1%
(Loss) income from continuing operations before income taxes	(283)	88	345	(371)	NM	(257)	(74)%
Income tax expense	(47)	(4)	(22)	(43)	NM	18	(82)%
(Loss) income from continuing operations	(330)	84	323	(414)	NM	(239)	(74)%
Income from discontinued operations, net of tax	7	80	202	(73)	(91)%	(122)	(60)%
Net (loss) income	$(323)	$164	$525	$(487)	NM	$(361)	(69)%
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
Long-Lived Asset Impairment Evaluations.
Goodwill Interim Impairment Evaluation. In the second quarter of fiscal 2015, our Health Solutions and Engineering reporting units within the Health and Engineering reportable segment were adversely impacted by certain unexpected events that caused us to reassess current year and future year performance expectations for both reporting units. Based on significant declines in forecasted revenue volumes and delayed award decisions, we conducted an interim goodwill impairment test using the two-step quantitative approach.
Based on the first step of the two-step quantitative goodwill impairment test performed during the second quarter of fiscal 2015, we determined that the carrying value of both the Health Solutions and Engineering reporting units were greater than the respective estimated fair values of the reporting units, and the second step of the two-step

Leidos Holdings, Inc. Annual Report 43

PART II

quantitative goodwill impairment test was performed in order to determine the amount of the impairment of the respective reporting units.
As a result of the second step evaluation, we recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, during the second quarter of fiscal 2015. There were no other goodwill impairment charges as part of the interim goodwill impairment test recorded for the remaining reporting units. See Note 4 within our combined notes to the consolidated financial statements for further information.
Property, Plant & Equipment Evaluation. In March 2015, we entered into a definitive agreement to sell 100% of our equity membership interest in Plainfield. We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $40 million of impairment charges. The sale transaction is expected to be completed in the first half of 2015.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the last three fiscal years:

	Year Ended			2015 to 2014		2014 to 2013
National Security Solutions	January 30, 2015	January 31, 2014	January 31, 2013	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,594	$4,049	$4,650	$(455)	(11)%	$(601)	(13)%
Operating income	286	292	360	(6)	(2)%	(68)	(19)%
Operating income margin	8.0%	7.2%	7.7%
National Security Solutions revenues decreased $455 million, or 11%, for fiscal 2015 as compared to fiscal 2014. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($320 million) which includes a reduction of airborne programs that support intelligence collection ($153 million) and the ramp down of the Joint Logistics Integration (JLI) program for tactical and mine resistant ambush protected vehicles ($82 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts, and higher competition resulting in lower contract awards.
National Security Solutions revenues decreased $601 million, or 13%, for fiscal 2014 as compared to fiscal 2013. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($331 million) including the ramp down of the JLI program ($238 million) and the completion of several intelligence contracts ($158 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. Government spending resulting from sequestration and budget cuts.
National Security Solutions operating income decreased $6 million, or 2%, for fiscal 2015 as compared to fiscal 2014. This decrease in operating income was primarily attributable to a decrease in revenues ($32 million), partially offset by a net favorable changes in contract estimates ($19 million), as compared to net unfavorable changes in contract estimates the prior year ($6 million).
National Security Solutions operating income decreased $68 million, or 19%, for fiscal 2014 as compared to fiscal 2013. This decrease was primarily attributable to the impact of lower revenues ($47 million), net unfavorable change in contract estimates ($6 million), which is primarily attributable to increased expenses on two international fixed price development programs for fiscal 2014 compared to fiscal 2013, which had a net favorable change in contract estimates ($30 million).

Leidos Holdings, Inc. Annual Report 44

PART II

The following table summarizes changes in Health and Engineering revenues and operating income for the last three fiscal years:

	Year Ended			2015 to 2014		2014 to 2013
Health and Engineering	January 30, 2015	January 31, 2014	January 31, 2013	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,485	$1,718	$1,805	$(233)	(14)%	$(87)	(5)%
Operating (loss) income	(472)	20	138	(492)	NM	(118)	(86)%
Operating (loss) income margin	(31.8)%	1.2%	7.6%

NM - Not meaningful
Health and Engineering revenues decreased $233 million, or 14%, for fiscal 2015 as compared to fiscal 2014. The revenue contraction reflects a decline in engineering services ($92 million) primarily due to the completion of two energy design-build construction projects in fiscal year 2014, lower sales in our health business primarily related to lower hospital electronic health care record implementations ($82 million), and lower sales volumes in our security products business due to the completion of an international support contract for the Army ($39 million) and timing of product shipments ($20 million).
Health and Engineering revenues decreased $87 million, or 5%, for fiscal 2014 as compared to fiscal 2013. Internal revenue contracted $232 million or 12% compared to prior year when including revenues for maxIT before the August 2012 acquisition. The internal revenue contraction reflects lower sales in our health business primarily related to lower hospital electronic health care record implementations ($112 million), a decline in engineering services for the U.S. Government and commercial customers ($91 million) and the completion of two energy design-build construction projects ($24 million).
Health and Engineering operating loss was $472 million for fiscal 2015 as compared to operating income of $20 million for fiscal 2014 and $138 million for fiscal 2013. Operating loss for fiscal 2015 was impacted by impairment charges for goodwill for our health business ($369 million) and engineering business ($117 million), impairment charges for intangibles assets associated with our health business ($24 million), our security products business ($14 million), and Plainfield ($3 million), as well as an impairment charge to adjust the carrying values of the Plainfield plant's assets to their fair values based on the estimated selling price of the business ($40 million). In addition, there was an operating loss due to power generation shortfalls at the Plainfield plant ($29 million), partially offset by a favorable legal settlement ($8 million), and a favorable change in contract estimates in fiscal 2015 ($5 million).
Health and Engineering operating income for fiscal 2014 included bad debt expense for certain receivables primarily related to two energy design-build construction projects ($44 million), impairment charges for intangible assets associated with our security products business ($30 million) and our health business ($19 million), an unfavorable change in contract estimates primarily attributable to the Plainfield construction project ($15 million), and unfavorable legal settlement ($6 million).
Health and Engineering operating income for fiscal 2013 was impacted by an unfavorable change in contract estimates ($11 million).
After adding back the items identified above, Health and Engineering operating income margin decreased slightly for each period from fiscal 2013 to fiscal 2015 primarily due to the changes in the Health and Engineering business mix.

Leidos Holdings, Inc. Annual Report 45

PART II

The following table summarizes changes in Corporate and Other revenues and operating income (loss) for the last three fiscal years:

	Year Ended			2015 to 2014		2014 to 2013
Corporate and Other	January 30, 2015	January 31, 2014	January 31, 2013	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(28)	$(149)	$(77)	$121	81%	$(72)	(94)%
Corporate and Other operating loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss decreased by $121 million, or 81%, for fiscal 2015, as compared to fiscal 2014. The decrease was driven primarily by a decrease in separation transaction and restructuring expenses ($62 million) associated with the separation which was completed in fiscal 2014 and a decrease of costs to establish the infrastructures for two separate companies ($35 million). In addition, there was an insurance settlement ($15 million) in fiscal 2015.
Corporate and Other operating loss for fiscal 2014 increased by $72 million, or 94%, as compared to fiscal 2013. The increase was driven primarily by the costs to effect the separation including an increase in separation transaction and restructuring expenses ($54 million) and costs to establish the infrastructures for two separate companies ($29 million), partially offset by a reduction of other unallocable corporate costs.
Non-Operating Expense.
Leidos Holdings, Inc.
During the year ended January 30, 2015, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate.
Non-operating expense for fiscal 2015 decreased $6 million as compared to fiscal 2014. This decrease was primarily attributable to a decrease in interest expense, which decreased $7 million due to interest expense reductions from the swap agreements and due to the repurchase of $183 million of outstanding debt.
The decrease in non-operating expense was also attributable to an increase of $13 million of other income, primarily due to an early termination fee and write-offs associated with the early payoff of the notes acquired as part of the Plainfield Renewable Energy Project in fiscal 2014 of $8 million and a gain on extinguishment of debt in fiscal 2015 of $5 million.
This was offset by less interest income of $14 million primarily due to the collection or forgiveness of deferred receivables for commercial customers related to certain construction contracts in fiscal 2014. Non-operating expense for fiscal 2014 and fiscal 2013 was comparable at $75 million and $76 million, respectively.
Leidos, Inc.
Interest income on Leidos, Inc.'s note with Leidos increased $6 million for fiscal 2015 as compared to fiscal 2014 and increased $3 million for fiscal 2014 as compared to fiscal 2013. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
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
Provision for Income Taxes. In fiscal 2015, we had a loss from continuing operations before income taxes resulting in a negative tax rate of 16.6%. Our provision for income taxes as a percentage of income from continuing operations before income taxes was 4.5%, and 6.4% in fiscal 2014 and 2013, respectively. The goodwill impairment

Leidos Holdings, Inc. Annual Report 46

PART II

charge of $486 million, recorded in the three months ended August 1, 2014, which was mostly not deductible, had a significant impact for the fiscal 2015 effective tax rate as compared to fiscal 2014. The effective tax rate for fiscal 2015 was also favorably impacted by the tax benefit of a capital loss resulting from the conversion of one of our domestic subsidiaries to a Limited Liability Company ("LLC").
The lower effective income tax rate for fiscal 2014 as compared to fiscal 2013 was primarily due to lower earnings in fiscal 2014, the tax deductibility of the special dividend on shares held by the Leidos Retirement Plan (an employee stock ownership plan) and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of an income tax benefit ($7 million). The effective tax rate for fiscal 2013 benefited from a reduction in the provision for income tax as a result of our entering into an issue resolution agreement with the Internal Revenue Service ("IRS") with respect to the tax deductible portion of the CityTime payment ($96 million).
Our valuation allowance for deferred tax assets was $120 million and $7 million as of January 30, 2015 and January 31, 2014 respectively. The increase in the valuation allowance of $113 million over the prior year was due primarily to the recognition of a deferred tax asset for capital loss carryovers recognized on the LLC conversion and deferred tax assets related to impaired capital investments as we may not generate sufficient capital gains to realize the associated tax benefit. We also decreased the valuation allowance during the year related to state net operating losses that were eliminated as a result of a tax status change in a legal entity included in discontinued operations. The valuation allowance has also increased on certain state tax credits carryforwards because the associated benefit may not be realized.

We file income tax returns in the United States and various state and foreign jurisdictions. We have effectively settled with the IRS for all fiscal years prior to 2014. With a few exceptions, as of January 30, 2015, we are no longer subject to state, local or foreign examinations by the tax authorities for years before fiscal 2012.
Liquidity and Capital Resources
Overview of Liquidity
We had $443 million in cash and cash equivalents at January 30, 2015, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow up to $500 million under our revolving credit facility. The available borrowing capacity under the revolving credit facility is $500 million as of January 30, 2015.
Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases (see discussion below in "Stock Repurchase Programs"), dividends, debt reduction, and acquisitions of businesses.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. In fiscal 2015, we paid $175 million to repurchase and retire a principal amount of $183 million of outstanding debt.
We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

Leidos Holdings, Inc. Annual Report 47

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the last three fiscal years:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash provided by operating activities of continuing operations	$396	$191	$24
Cash provided by (used in) investing activities of continuing operations	51	297	(519)
Cash used in financing activities of continuing operations	(478)	(894)	(718)
Cash provided by operating activities of discontinued operations	15	118	320
Cash provided by (used in) investing activities of discontinued operations	29	(17)	42
Cash used in financing activities of discontinued operations	—	—	(4)
Total increase (decrease) in cash and cash equivalents	$13	$(305)	$(855)
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $205 million in fiscal 2015 as compared to fiscal 2014. The increase was primarily due to changes in working capital of $217 million. Collections on accounts receivable for fiscal 2014 were negatively impacted by our name change and our system shutdown to effect the spin-off of New SAIC, which caused delays in our customer invoicing. Days sales outstanding were 70 days for the three months ended January 30, 2015 as compared to 76 days for the corresponding period in the prior year.
Cash flows provided by operating activities of continuing operations increased $167 million in fiscal 2014 as compared to fiscal 2013. The increase was primarily due to less cash used of $273 million for changes in working capital primarily due to the $500 million cash settlement payment related to the CityTime Program in fiscal 2013. This was partially offset by an increase in the average time to collect accounts receivable as a result of a slowdown in payments from the U.S. Government impacted by the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to pay contractors in a more timely fashion, as well as other events including slower collections partially due to our name change. Days sales outstanding were 76 days for the three months ended January 31, 2014 as compared to 66 days for the corresponding period in the prior year. These increases were partially offset by lower income from continuing operations of $239 million.
Cash Provided by (Used in) Investing Activities of Continuing Operations. We generated $51 million of cash flows from investing activities of continuing operations in fiscal 2015 including $80 million of proceeds from the U.S. Treasury cash grant, offset by $29 million to purchase property, plant, and equipment.
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
Cash Used in Financing Activities of Continuing Operations. We used $478 million of cash in support of financing activities of continuing operations in fiscal 2015, including the repurchase and retirement of debt of $175 million, the payment of dividends of $95 million and $215 million to repurchase shares of our stock primarily from the fiscal 2015 ASR as well as repurchases related to employee benefit compensation plans, offset by $7 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercise of stock options.

Leidos Holdings, Inc. Annual Report 48

PART II

We used $894 million of cash in support of financing activities of continuing operations in fiscal 2014, including $477 million to pay dividends on Leidos stock ($342 million from our special cash dividend), $152 million to pay off notes assumed as part of the acquisition of Plainfield (an additional $13 million of costs to pay off these notes was included in cash flows from operating activities), and $319 million to repurchase shares of our stock primarily from the accelerated stock repurchase program, partially offset by consideration received of $38 million related to the real estate financing transaction and $13 million in proceeds from the sale of stock under our ESPP and exercises of stock options. New SAIC received proceeds from the issuance of debt of $500 million, prior to the spin-off, and retained the debt obligation after spin-off.
We used $718 million of cash from financing activities of continuing operations in fiscal 2013, including $550 million to settle a note payable at maturity, $165 million to pay dividends on Leidos stock and $22 million to repurchase shares of Leidos stock, offset by $19 million in proceeds from the sale of stock under our ESPP.
Cash Flows from Discontinued Operations.
Cash Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations decreased $103 million in fiscal 2015 as compared to fiscal 2014, primarily due to a decrease of net income of $73 million and a decrease of cash flows provided by operating activities of $22 million for New SAIC. Cash flows provided by operating activities of discontinued operations decreased $202 million in fiscal 2014 as compared to fiscal 2013, due to a decrease in net income of $122 million, a $17 million tax settlement on the gain from the sale of certain components of our business in fiscal 2013, and an increase in payments for separation transaction costs.
Cash Provided by (Used in) Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $29 million for fiscal 2015 due to cash proceeds received for the sale of certain components of our business in fiscal 2015. Cash flows used in investing activities of discontinued operations were $17 million for fiscal 2014 for the purchase of property, plant, and equipment. Cash flows provided by investing activities of discontinued operations were $42 million for fiscal 2013, including $51 million of proceeds from the sale of certain components of our business offset by $9 million for the purchase of property, plant, and equipment.
Cash Used in Financing Activities of Discontinued Operations. There were no cash flows from financing activities of discontinued operations for fiscal 2015 and fiscal 2014. Cash flows used in financing activities of discontinued operations were $4 million for fiscal 2013 from repayments of debt.
Leidos, Inc.'s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to changes in interest payments (which reduce cash flows from operating activities of Leidos, Inc.) made by Leidos, Inc. on its note with Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos).
Leidos, Inc. used cash in investing activities of $250 million in fiscal 2015, including repayments on its related party note with Leidos of $457 million and $29 million to purchase property, plant, and equipment offset by proceeds from the related party note with Leidos of $156 million and $80 million of proceeds from the U.S. Treasury cash grant.
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

Leidos Holdings, Inc. Annual Report 49

PART II

Special Cash Dividend
In fiscal 2014, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million to stockholders as of the record date of June 14, 2013.
Stock Repurchase Programs
In fiscal 2014, our board of directors authorized a stock repurchase program (2013 Stock Repurchase Program) under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaces the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
In fiscal 2015, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $200 million, resulting in a delivery of 5.3 million shares, completed during the second quarter of fiscal 2015.
In fiscal 2014, we entered into an ASR agreement with a different financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $300 million, resulting in an initial delivery of 5.6 million shares of our outstanding shares of common stock for an aggregate value of $255 million. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015.
Outstanding Indebtedness
During fiscal 2015, we entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate), which effectively converted the debt into floating interest rate debt. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.

Leidos Holdings, Inc. Annual Report 50

PART II

Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	January 30, 2015	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020 (1)	4.45%	4.53%	$466	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	232	300
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.85%	182	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	38	40
Total notes payable and long-term debt			1,166	1,333
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,164	$1,331
Fair value of notes payable and long-term debt			$1,152	$1,350

(1)
As a result of executing the interest rate swap agreements, the carrying value of $466 million includes a fair value adjustment of $17 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to January 30, 2015.

During fiscal 2015, we repurchased in the open market and retired principal amounts of $67 million on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $116 million on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. We recorded a $3 million gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $2 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $5 million represents the difference between the repurchase price of $175 million and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. We recorded the gain (loss) on extinguishment of debt in "Other Income, net" in our consolidated statements of income.
The notes payable outstanding as of January 30, 2015 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 30, 2015. For additional information on our notes payable and long-term debt, see Note 9 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Credit Facility. We have a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2015, we amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that we are required to maintain. A pro-rata portion of the unamortized deferred costs related to the prior arrangement were written off at the time of the amendment. The remaining unamortized deferred costs relating to the prior arrangement and the immaterial fee paid to amend the credit facility, which was deferred, will be amortized over the term of the amended credit facility. In connection with the amendment to the credit facility, we exercised our right under the credit agreement to voluntarily reduce the combined commitment of the lenders from $750 million to $500 million. The maturity date of the facility is March 2017. As of January 30, 2015 and January 31, 2014, there were no borrowings outstanding under the credit facility.

Leidos Holdings, Inc. Annual Report 51

PART II

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA (adjusted for other items as defined in the credit facility) of not more than 4.0 to 1.0 no later than January 29, 2016 and 3.75 to 1.0 thereafter and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of January 30, 2015. A failure to meet these financial covenants in the future could eliminate our borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of January 30, 2015 is approximately $500 million.
For additional information on our credit facility, see Note 9 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in Note 20 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Leidos Holdings, Inc. Annual Report 52

PART II

Contractual Obligations
The following table summarizes, as of January 30, 2015, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	2021 & Thereafter
	(in millions)
Contractual obligations:
Long-term debt (including current portion) (1)	$2,154	$65	$65	$65	$65	$65	$1,829
Operating lease obligations	396	88	76	66	55	41	70
Capital lease obligations	2	1	1	—	—	—	—
Other long-term liabilities (2)	47	11	11	7	7	2	9
Total contractual obligations	$2,599	$165	$153	$138	$127	$108	$1,908

(1)
Includes total interest payments on our outstanding debt of $63 million in fiscal 2016 through 2020 and $670 million in fiscal 2021 and thereafter. The total interest payments on our outstanding debt are calculated based on the stated fixed rates of the senior unsecured notes and do not reflect the variable interest component due to the interest rate swap agreements.

(2)
Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see Note 15 of the combined notes to consolidated financial statements contained within this Annual Report on Form 10-K); liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants; and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $6 million and $4 million of additional tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 19 and 20 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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

Leidos Holdings, Inc. Annual Report 53

PART II

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
We provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. We have agreed upon and settled indirect contract costs through fiscal 2008. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Leidos Holdings, Inc. Annual Report 54

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
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating loss by $24 million ($0.20 per diluted share) for fiscal 2015 and decreased operating income by $21 million ($0.15 per diluted share) for fiscal 2014. Aggregate changes in contract estimates increased operating income by $19 million ($0.14 per diluted share) for fiscal 2013.
Receivables. Our accounts receivable include amounts billed and currently due from customers as well as billable receivables that generally consist of amounts to be billed within the next month. Since the Company's receivables are primarily with the U.S. Government, we do not have exposure to a material credit risk. Unbilled receivables consists of amounts billable and contract retentions. Amounts billable are stated at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Amounts billable also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Contract retentions are billed upon contract completion, or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. Government is complete. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
We extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 30, 2015, we had outstanding receivables of $18 million, net of allowance of $7 million, related to one construction project with deferred payment terms, which have not been paid in accordance with the initial payment terms established with the customer. We have filed a legal claim to enforce the payment terms as established in the contract. Based on these events, we have determined that the receivables are not expected to be collected within the next 12 months. Accordingly, the receivables are classified as non-current in "Other Assets" on the consolidated balance sheet as of January 30, 2015.
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

Leidos Holdings, Inc. Annual Report 55

PART II

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
The market approach consists of the guideline public company method, which is a valuation technique where the fair value is calculated based on market prices obtained from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement and other factors. Due to the fact that stock prices of comparable companies represent minority interests we also consider an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital (WACC) for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in our estimation of fair value are developed by management based on business and market considerations.
Each model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, economic expectations, discount rates and WACC as well as using available market data. The goodwill impairment test process also requires management to make significant judgments and assumptions, including revenue, profit, expected long-term growth rates and cash flow forecasts about the reporting units to which goodwill is assigned. The fair values of our reporting units are based on estimates and assumptions that are believed to be reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions and actual future results may differ from the estimates. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment.
Our fiscal 2015 annual goodwill impairment analysis indicated the estimated fair value of all of our reporting units were substantially in excess of their carrying values. Accordingly, no goodwill impairment charges were recorded as part of the annual goodwill impairment analysis. See "Goodwill Interim Impairment Evaluation" discussed above in Results of Operations for information regarding the results of our interim goodwill impairment analysis performed in the second quarter of fiscal 2015.
The carrying value of goodwill as of January 30, 2015 was $1.2 billion. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. Government reimbursements, including reductions in Medicare reimbursements which in turn impact hospital IT spending. Adverse changes in fiscal and economic conditions, such as the manner in which the budget cuts are

Leidos Holdings, Inc. Annual Report 56

PART II

implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill and/or other intangibles. Also adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangibles.
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In fiscal 2015 and fiscal 2014, we recognized intangible asset impairment charges of $41 million and $51 million, respectively. In fiscal 2013 we did not recognize any intangible asset impairment charges. The carrying value of intangible assets as of January 30, 2015 was $37 million.
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
We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 14 of the combined notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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

Leidos Holdings, Inc. Annual Report 57

PART II

volatility from traded options on Leidos stock. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. We used historical data to estimate forfeitures.
After the separation transaction, the expected term for all awards granted is derived utilizing the “simplified” method due to the lack of historical experience post separation. Expected volatility is estimated based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term. We will continue to use peer group volatility information, until our historical volatility is relevant, to measure expected volatility for future option grants. The risk-free rate is derived in same manner as prior to the separation transaction. We use historical data to estimate forfeitures.

For fiscal 2015 we assumed a weighted average volatility of 25.1%. For fiscal 2014 we assumed weighted average volatilities of 25.0% for awards granted prior to the separation transaction and 30.1% for awards granted after the separation transaction. Weighted average volatility of 24.5% was assumed for fiscal 2013. If other assumptions are held constant, an increase or decrease by 10% in our fiscal 2015 volatility assumptions would have changed the grant-date fair value of our fiscal 2015 option awards by approximately 11%.
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

Leidos Holdings, Inc. Annual Report 58

PART II

Internal revenue growth (contraction) percentages for fiscal 2015, 2014 and 2013 were calculated as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(dollars in millions)
National Security Solutions:
Prior fiscal year’s revenues, as reported	$4,049	$4,650	$4,618
Revenues of acquired businesses for the comparable prior year period	—	—	—
Prior fiscal year’s revenues, as adjusted	$4,049	$4,650	$4,618
Current fiscal year’s revenues, as reported	3,594	4,049	4,650
Internal revenue (contraction) growth	$(455)	$(601)	$32
Internal revenue (contraction) growth percentage	(11)%	(13)%	1%
Health and Engineering:
Prior fiscal year’s revenues, as reported	$1,718	$1,805	$1,580
Revenues of acquired businesses for the comparable prior year period	—	145	177
Prior fiscal year’s revenues, as adjusted	$1,718	$1,950	$1,757
Current fiscal year’s revenues, as reported	1,485	1,718	1,805
Internal revenue (contraction) growth	$(233)	$(232)	$48
Internal revenue (contraction) growth percentage	(14)%	(12)%	3%
Total*:
Prior fiscal year’s revenues, as reported	$5,755	$6,449	$5,804
Revenues of acquired businesses for the comparable prior year period	—	145	177
Prior fiscal year’s revenues, as adjusted	$5,755	$6,594	$5,981
Current fiscal year’s revenues, as reported	5,063	5,755	6,449
Internal revenue (contraction) growth	$(692)	$(839)	$468
Internal revenue (contraction) growth percentage	(12)%	(13)%	8%
* Total revenues include amounts related to Corporate and Other intersegment eliminations.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1 - Summary of Significant Accounting Policies of the combined notes to the consolidated financial statements contained with this Annual Report on Form 10-K.
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

Leidos Holdings, Inc. Annual Report 59

PART II

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
Debt obligations and derivatives. At January 30, 2015, we had 1.2 billion of fixed rate debt. During fiscal 2015, we entered into interest rate swap agreements with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense.
As of January 30, 2015, the fair value of our interest rate swaps was $17 million. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps due to the payment of variable rate interest in comparison to the fixed amount paid. A hypothetical 10% movement in the six-month LIBOR rate would have less than a $2 million impact on our annual interest expense due to the interest rate swaps in comparison to the fixed rate 4.45% notes. For additional information related to our debt and interest rate swap agreements, see Notes 8 and 9, respectively, to the consolidated financial statements contained in this Annual Report.

Cash and Cash Equivalents. At January 30, 2015 and January 31, 2014, our cash and cash equivalents included investments in several large institutional money market funds and bank deposits. A 10% interest rate movement would not materially impact the value of the holdings or on interest income.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Leidos Holdings, Inc. Annual Report 60

PART II

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 30, 2015, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Leidos' and Leidos, Inc.'s internal control over financial reporting as of January 30, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 30, 2015, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s reports on our internal control over financial reporting are set forth below.

Leidos Holdings, Inc. Annual Report 61

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2015 of the Company and our report dated March 25, 2015, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 25, 2015

Leidos Holdings, Inc. Annual Report 62

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos, Inc. and subsidiaries (the “Company”) as of January 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2015, of the Company and our report dated March 25, 2015, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 25, 2015

Leidos Holdings, Inc. Annual Report 63

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Annual Report 64

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 65

PART III

Information with respect to our equity compensation plans as of January 30, 2015 is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,298,370	(2)	$38.50	(3)	16,270,926	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	6,298,370		$—	(3)	16,270,926

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)
Represents (i) 2,429,467 shares of Leidos common stock reserved for future issuance for performance-based awards assuming achievement of the target level of performance for unearned performance-based awards (does not include an additional 63,531 shares if the maximum level of performance is achieved) and other stock awards under the 2006 Equity Incentive Plan, (ii) 287,687 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 3,581,216 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)
Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights, which will not require any payment upon issuance of those shares.

(4)
Represents 12,488,011 shares of Leidos common stock under the 2006 Employee Stock Purchase Plan and 3,782,915 shares of Leidos common stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 2.3 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2007 in an amount equal to the lesser of (i) 2.3 million shares, (ii) two percent of the number of shares of Leidos common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

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

Leidos Holdings, Inc. Annual Report 66

PART III

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2015 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report 67

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
3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Distribution Agreement dated September 25, 2013. Incorporated by referenced to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws of Leidos Holdings, Inc.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on From 8-K filed with the SEC on October 1, 2013.

3.4	Amended and Restated Bylaws of Leidos, Inc.

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

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.2*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibits 10.2 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.4*	Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.5*	Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form-10K as filed with the SEC on March 27, 2014.

10.6*	Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

Leidos Holdings, Inc. Annual Report 68

PART IV

Exhibit Number	Description of Exhibit
10.7*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

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

10.10*
Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.11*
Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

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

10.14*
Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.15*
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.16*
Form of Restricted Unit Award Agreement (Management) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed as with the SEC on March 27, 2014.

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

10.19*	Form of Indemnification Agreement.

10.20*	Form of Severance Protection Agreement. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.21*
Employment Letter Agreement dated February 29, 2012, to John P. Jumper. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

Leidos Holdings, Inc. Annual Report 69

PART IV

Exhibit Number	Description of Exhibit
10.22*	Stock Offer Letter dated February 29, 2012 to John P. Jumper. Incorporated by reference to Exhibit 10.2 to Leidos Holdings, Inc.’s Current Report on Form 8-K/A as filed on March 2, 2012 with the SEC.

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

10.29††
Confirmation, dated December 13, 2013, regarding Issuer Forward Repurchase Transaction to between Leidos Holdings, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.29 our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.30*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July, 2, 2014.

10.31
Amendment No. 2 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No. 1 dated April 19, 2013, among Leidos Holdings, Inc., as borrower, and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.32*
Transition Agreement, dated January 23, 2015, between Leidos Holdings, Inc. and Mark W. Sopp. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January, 29, 2015.

10.33*	Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015).

10.34*
Memorandum of Understanding, executed on March 24, 2014, between the Company and K. Stuart Shea. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on June 4, 2014.

21	Subsidiaries of Registrants.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Leidos Holdings, Inc. Annual Report 70

PART IV

Exhibit Number	Description of Exhibit
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Leidos Holdings, Inc. Annual Report 71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer
Dated: March 25, 2015

Leidos, Inc.

By	/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer
Dated: March 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of Leidos Holdings, Inc. and Leidos, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	March 25, 2015
Roger A. Krone

/s/ Mark W. Sopp	Principal Financial Officer	March 25, 2015
Mark W. Sopp

/s/ Kenneth P. Sharp	Principal Accounting Officer	March 25, 2015
Kenneth P. Sharp

/s/ David G. Fubini	Director	March 25, 2015
David G. Fubini

/s/ John J. Hamre	Director	March 25, 2015
John J. Hamre

/s/ Miriam E. John	Director	March 25, 2015
Miriam E. John

/s/ John P. Jumper	Director	March 25, 2015
John P. Jumper

/s/ Harry M. J. Kraemer, Jr.	Director	March 25, 2015
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	March 25, 2015
Gary S. May

/s/ Lawrence C. Nussdorf	Director	March 25, 2015
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	March 25, 2015
Robert S. Shapard

/s/ Noel B. Williams	Director	March 25, 2015
Noel B. Williams

Leidos Holdings, Inc. Annual Report 72

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report F-1

LEIDOS HOLDINGS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2015 and January 31, 2014, respectively, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos Holdings, Inc. and subsidiaries as of January 30, 2015 and January 31, 2014, respectively, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 25, 2015

Leidos Holdings, Inc. Annual Report F-2

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 30, 2015	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$443	$430
Receivables, net	896	1,082
Inventory, prepaid expenses and other current assets	273	256
Assets of discontinued operations	6	39
Total current assets	1,618	1,807
Property, plant and equipment, net	308	482
Intangible assets, net	37	93
Goodwill	1,207	1,693
Deferred income taxes	14	15
Other assets	97	72
	$3,281	$4,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$675	$716
Accrued payroll and employee benefits	264	285
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	10	6
Total current liabilities	951	1,009
Notes payable and long-term debt, net of current portion	1,164	1,331
Other long-term liabilities	168	227
Commitments and contingencies (Notes 16, 19 and 20)
Stockholders’ equity:
Preferred stock, $.0001 par value,10 million shares authorized and no shares issued and outstanding at January 30, 2015 and January 31, 2014	—	—
Common stock, $.0001 par value, 500 million shares authorized, 74 million and 80 million shares issued and outstanding at January 30, 2015 and January 31, 2014, respectively	—	—
Additional paid-in capital	1,433	1,576
Accumulated (deficit) earnings	(424)	25
Accumulated other comprehensive loss	(11)	(6)
Total stockholders’ equity	998	1,595
	$3,281	$4,162

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-3

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions, except per share amounts)
Revenues	$5,063	$5,755	$6,449
Costs and expenses:
Cost of revenues	4,392	4,992	5,548
Selling, general and administrative expenses	310	440	467
Bad debt expense	5	44	2
Goodwill impairment charges	486	—	—
Asset impairment charges	81	51	—
Separation transaction and restructuring expenses	3	65	11
Operating (loss) income	(214)	163	421
Non-operating income (expense):
Interest income	1	15	9
Interest expense	(75)	(82)	(93)
Other income (expense), net	5	(8)	8
(Loss) income from continuing operations before income taxes	(283)	88	345
Income tax expense	(47)	(4)	(22)
(Loss) income from continuing operations	(330)	84	323
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(13)	140	330
Income tax benefit (expense)	20	(60)	(128)
Income from discontinued operations	7	80	202
Net (loss) income	$(323)	$164	$525
(Loss) earnings per share (Note 12):
Basic:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81
Income from discontinued operations	0.10	0.96	2.38
	$(4.36)	$1.94	$6.19
Diluted:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81
Income from discontinued operations	0.10	0.96	2.38
	$(4.36)	$1.94	$6.19

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-4

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Net (loss) income	$(323)	$164	$525
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2)	—	(1)
Deferred taxes	1	—	1
Foreign currency translation adjustments, net of tax	(1)	—	—
Reclassification of realized loss on settled derivative instruments to net income	—	—	—
Deferred taxes	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—
Pension liability adjustments	(7)	(6)	14
Deferred taxes	3	2	(5)
Pension liability adjustments, net of tax	(4)	(4)	9
Total other comprehensive (loss) income, net of tax	(5)	(4)	9
Comprehensive (loss) income	$(328)	$160	$534

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-5

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
	(in millions, except for per share amounts)
Balance at January 31, 2012	85	—	$2,028	$164	$(11)	$2,181
Net income	—	—	—	525	—	525
Other comprehensive income, net of tax	—	—	—	—	9	9
Issuances of stock (less forfeitures)	1	—	24	—	—	24
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	—	—	(10)	(12)	—	(22)
Dividends of $1.92 per common share	—	—	—	(167)	—	(167)
Adjustments for income tax benefits from stock-based compensation	—	—	(16)	—	—	(16)
Stock-based compensation (including discontinued operations of $31 million)	—	—	84	—	—	84
Balance at January 31, 2013	86	—	2,110	510	(2)	2,618
Net income	—	—	—	164	—	164
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Issuances of stock (less forfeitures)	—	—	33	—	—	33
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	(6)	—	(165)	(154)	—	(319)
Dividends of $1.60 per common share	—	—	—	(139)	—	(139)
Special cash dividend of $4.00 per share	—	—	—	(356)	—	(356)
Adjustments for income tax benefits from stock-based compensation	—	—	(11)	—	—	(11)
Stock-based compensation (including discontinued operations of $21 million)	—	—	76	—	—	76
Dividend received, net of contribution paid, from the spin-off of New SAIC	—	—	269	—	—	269
Spin-off of New SAIC	—	—	(736)	—	—	(736)
Balance at January 31, 2014	80	—	1,576	25	(6)	1,595
Net loss	—	—	—	(323)	—	(323)
Other comprehensive loss, net of tax	—	—	—	—	(5)	(5)
Issuances of stock (less forfeitures)	1	—	1	—	—	1
Shares repurchased or retired or withheld for tax withholdings on equity awards	(7)	—	(178)	(37)	—	(215)
Dividends of $1.28 per common share	—	—	—	(89)	—	(89)
Adjustments for income tax benefits from stock-based compensation	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	42	—	—	42
Other	—	—	(2)	—	—	(2)
Balance at January 30, 2015	74	—	$1,433	$(424)	$(11)	$998
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-6

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash flows from operating activities of continuing operations:
Net (loss) income	$(323)	$164	$525
Income from discontinued operations	(7)	(80)	(202)
Adjustments to reconcile net (loss) income to net cash provided by continuing operations:
Depreciation and amortization	62	80	90
Stock-based compensation	42	55	53
Goodwill impairment charges	486	—	—
Asset impairment charges	81	51	—
Bad debt expense	5	44	2
Restructuring charges, net	3	17	2
Other	—	2	(2)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	162	(69)	218
Inventory, prepaid expenses and other current assets	(12)	44	5
Income taxes receivable/payable	(87)	54	(58)
Deferred income taxes	56	(38)	67
Other assets	2	18	(9)
Accounts payable and accrued liabilities	(43)	(87)	(694)
Accrued payroll and employee benefits	(21)	(66)	27
Other long-term liabilities	(10)	2	—
Total cash flows provided by operating activities of continuing operations	396	191	24
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(29)	(53)	(39)
Acquisitions of businesses, net of cash acquired of $9 million in fiscal 2013	—	(3)	(483)
Net proceeds for purchase price adjustments related to prior year acquisitions	—	—	1
Proceeds from sale of assets	—	65	2
Proceeds from U.S. Treasury cash grant	80	—	—
Net proceeds of cost method investments	—	12	—
Dividend received from the separation of New SAIC	—	295	—
Contribution paid related to the separation of New SAIC	—	(26)	—
Other	—	7	—
Total cash flows provided by (used in) investing activities of continuing operations	51	297	(519)

Leidos Holdings, Inc. Annual Report F-7

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(177)	(152)	(550)
Payments for deferred financing costs	—	(5)	—
Payment from New SAIC for deferred financing costs	—	5	—
Proceeds from real estate financing transaction	—	38	—
Proceeds from debt issuance	—	500	—
Distribution of debt to New SAIC	—	(500)	—
Sales of stock and exercises of stock options	7	13	19
Repurchases of stock	(215)	(319)	(22)
Dividend payments	(95)	(477)	(165)
Other	2	3	—
Total cash flows used in financing activities of continuing operations	(478)	(894)	(718)
Decrease in cash and cash equivalents from continuing operations	(31)	(406)	(1,213)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	15	118	320
Cash provided by (used in) investing activities of discontinued operations	29	(17)	42
Cash used in financing activities of discontinued operations	—	—	(4)
Increase in cash and cash equivalents from discontinued operations	44	101	358
Total increase (decrease) in cash and cash equivalents	13	(305)	(855)
Cash and cash equivalents at beginning of year	430	735	1,590
Cash and cash equivalents at end of year	$443	$430	$735
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-8

LEIDOS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos, Inc. and subsidiaries (the “Company”) as of January 30, 2015 and January 31, 2014, respectively, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended January 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos, Inc. and subsidiaries as of January 30, 2015 and January 31, 2014, respectively, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 25, 2015

Leidos Holdings, Inc. Annual Report F-9

LEIDOS, INC.
CONSOLIDATED BALANCE SHEETS

	January 30, 2015	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$443	$430
Receivables, net	896	1,082
Inventory, prepaid expenses and other current assets	273	256
Assets of discontinued operations	6	39
Total current assets	1,618	1,807
Property, plant and equipment, net	308	482
Intangible assets, net	37	93
Goodwill	1,207	1,693
Deferred income taxes	14	15
Other assets	97	72
Note receivable from Leidos Holdings, Inc. (Note 10)	1,412	1,137
	$4,693	$5,299
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$675	$716
Accrued payroll and employee benefits	264	285
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	10	6
Total current liabilities	951	1,009
Notes payable and long-term debt, net of current portion	1,164	1,331
Other long-term liabilities	168	227
Commitments and contingencies (Notes 16, 19 and 20)
Stockholders' equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at January 30, 2015 and January 31, 2014	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,214	2,531
Accumulated other comprehensive loss	(11)	(6)
Total stockholder's equity	2,410	2,732
	$4,693	$5,299

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-10

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Revenues	$5,063	$5,755	$6,449
Costs and expenses:
Cost of revenues	4,392	4,992	5,548
Selling, general and administrative expenses	310	440	467
Bad debt expense	5	44	2
Goodwill impairment charges	486	—	—
Asset impairment charges	81	51	—
Separation transaction and restructuring expenses	3	65	11
Operating (loss) income	(214)	163	421
Non-operating income (expense):
Interest income	11	19	10
Interest expense	(75)	(82)	(93)
Other income (expense), net	5	(8)	8
(Loss) income from continuing operations before income taxes	(273)	92	346
Income tax expense	(51)	(6)	(22)
(Loss) income from continuing operations	(324)	86	324
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(13)	140	330
Income tax benefit (expense)	20	(60)	(128)
Income from discontinued operations	7	80	202
Net (loss) income	$(317)	$166	$526

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-11

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Net (loss) income	$(317)	$166	$526
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2)	—	(1)
Deferred taxes	1	—	1
Foreign currency translation adjustments, net of tax	(1)	—	—
Reclassification of realized loss on settled derivative instruments to net income	—	—	—
Deferred taxes	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	—	—	—
Pension liability adjustments	(7)	(6)	14
Deferred taxes	3	2	(5)
Pension liability adjustments, net of tax	(4)	(4)	9
Total other comprehensive (loss) income, net of tax	(5)	(4)	9
Comprehensive (loss) income	$(322)	$162	$535

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-12

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Shares of common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2012	5,000	$233	$1,839	$(11)	$2,061
Net income	—	—	526	—	526
Other comprehensive income, net of tax	—	—	—	9	9
Balance at January 31, 2013	5,000	233	2,365	(2)	2,596
Net income	—	—	166	—	166
Contribution paid related to the spin-off of New SAIC	—	(26)	—	—	(26)
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2014	5,000	207	2,531	(6)	2,732
Net loss	—	—	(317)	—	(317)
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Balance at January 30, 2015	5,000	$207	$2,214	$(11)	$2,410

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-13

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash flows from operating activities of continuing operations:
Net (loss) income	$(317)	$166	$526
Income from discontinued operations	(7)	(80)	(202)
Adjustments to reconcile net (loss) income to net cash provided by continuing operations:
Depreciation and amortization	62	80	90
Stock-based compensation	42	55	53
Goodwill impairment charges	486	—	—
Asset impairment charges	81	51	—
Bad debt expense	5	44	2
Restructuring charges, net	3	17	2
Other	(6)	—	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	162	(69)	218
Inventory, prepaid expenses and other current assets	(12)	44	5
Income taxes receivable/payable	(87)	54	(58)
Deferred income taxes	56	(38)	67
Other assets	2	18	(9)
Accounts payable and accrued liabilities	(43)	(87)	(694)
Accrued payroll and employee benefits	(21)	(66)	27
Other long-term liabilities	(10)	2	—
Total cash flows provided by operating activities of continuing operations	396	191	24
Cash flows from investing activities of continuing operations:
Proceeds on obligations of Leidos Holdings, Inc.	156	13	—
Payments on obligations of Leidos Holdings, Inc.	(457)	(501)	—
Expenditures for property, plant and equipment	(29)	(53)	(39)
Acquisitions of businesses, net of cash acquired of $9 million in fiscal 2013	—	(3)	(483)
Net proceeds for purchase price adjustments related to prior year acquisitions	—	—	1
Proceeds from sale of assets	—	65	2
Proceeds from U.S. Treasury cash grant	80	—	—
Net proceeds of cost method investments	—	12	—
Contribution paid related to the separation of New SAIC	—	(26)	—
Other	—	7	—
Total cash flows used in investing activities of continuing operations	(250)	(486)	(519)

Leidos Holdings, Inc. Annual Report F-14

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash flows from financing activities of continuing operations:
Proceeds on obligations of Leidos Holdings, Inc.	—	—	244
Payments on obligations of Leidos Holdings, Inc.	—	—	(411)
Payments on notes payable and long-term debt	(177)	(152)	(550)
Payments for deferred financing costs	—	(5)	—
Payment from New SAIC for deferred financing costs	—	5	—
Proceeds from real estate financing transaction	—	38	—
Dividend payments	—	—	(1)
Other	—	3	—
Total cash flows used in financing activities of continuing operations	(177)	(111)	(718)
Decrease in cash and cash equivalents from continuing operations	(31)	(406)	(1,213)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	15	118	320
Cash provided by (used in) investing activities of discontinued operations	29	(17)	42
Cash used in financing activities of discontinued operations	—	—	(4)
Increase in cash and cash equivalents from discontinued operations	44	101	358
Total increase (decrease) in cash and cash equivalents	13	(305)	(855)
Cash and cash equivalents at beginning of year	430	735	1,590
Cash and cash equivalents at end of year	$443	$430	$735

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-15

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. (“Leidos”) is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering solutions and services that leverage expertise in the national security, health and engineering markets. Leidos, Inc. provides these solutions and services to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.

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
The consolidated financial statements of Leidos include the accounts of its majority-owned and 100%-owned subsidiaries, including Leidos, Inc. The consolidated financial statements of Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in Leidos' Consolidated Statements of Stockholders’ Equity and results in an increase to the related party note (see Note 10). All intercompany transactions and accounts have been eliminated in consolidation.
These Combined Notes to Consolidated Financial Statements apply to both Leidos and Leidos, Inc. As Leidos consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos.

Leidos Holdings, Inc. Annual Report F-16

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Periods
Unless otherwise noted, references to fiscal years are to fiscal years ended the Friday closest to January 31, for fiscal 2014 or later periods or fiscal year ended January 31, for fiscal 2013. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates and assumptions have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
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

The separation transaction and restructuring expenses for continuing operations for each of the three years ended January 30, 2015 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Strategic advisory services	$—	$7	$1
Legal and accounting services	—	2	—
Lease termination and facility consolidation expenses	3	46	2
Severance costs	—	10	8
Separation transaction and restructuring expenses in operating (loss) income	3	65	11
Less: income tax benefit	(1)	(25)	(4)
Separation transaction and restructuring expenses, net of tax	$2	$40	$7

Leidos Holdings, Inc. Annual Report F-17

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 30, 2015, January 31, 2014, and January 31, 2013, all separation transaction and restructuring expenses for continuing operations were in the Corporate and Other segment. The Company does not expect to incur significant additional other separation transaction and restructuring expenses in future fiscal years related to the spin-off transaction.

The following table represents the restructuring liability balance as of January 30, 2015 and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled, and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2013	$8	$2	$10
Charges	10	41	51
Cash payments	(17)	(23)	(40)
Balance as of January 31, 2014	$1	$20	$21
Charges	—	3	3
Cash payments	(1)	(12)	(13)
Balance as of January 30, 2015	$—	$11	$11
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
The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The

Leidos Holdings, Inc. Annual Report F-19

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has agreed upon and settled indirect contract costs through fiscal 2008. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates decreased operating loss by $24 million ($0.20 per diluted share) for fiscal 2015 and decreased operating income by $21 million ($0.15 per diluted share) for fiscal 2014. Aggregate changes in contract estimates increased operating income by $19 million ($0.14 per diluted share) for fiscal 2013.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments other than derivatives (see Financial Instruments below), which include cash equivalents and long-term investments, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair values. The fair value of long-term debt (see Note 9) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).

Leidos Holdings, Inc. Annual Report F-20

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). At January 30, 2015, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs.
The Company’s non financial instruments measured at fair value on a nonrecurring basis included goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions, as such the Company generally classifies non financial instruments as either Level 2 or Level 3 fair value measurements. At January 30, 2015, goodwill, certain indefinite-lived intangible assets, and tangible assets are measured at fair value. See Note 4 - Goodwill and Intangible Assets and Note 3 - Acquisitions, respectively, for further information.
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
The Company uses interest rate swaps to hedge its fixed rate debt against changes in fair value due to variability in interest rates. The Company is party to interest rate swap agreements that have been designated as fair value hedges and are recorded at fair value on the consolidated balance sheet. The fair value of the interest rate swaps are determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
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
Restricted Cash
The Company has restricted cash balances, primarily representing advances from a customer, that are restricted as to use for certain expenditures related to that customer’s contract. Restricted cash balances are included as "Other assets" in the Company's consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 30, 2015, the Company’s cash and cash equivalents bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government, and to a lesser degree, commercial companies.

Leidos Holdings, Inc. Annual Report F-21

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments
Investments in entities and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the entities’ net income or loss and does not consolidate the entities’ assets and liabilities. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. The majority of finished goods inventory consists of border, port and mobile security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory. For the years ended January 30, 2015 and January 31, 2014, the Company's inventory balance consisted primarily of inventoried costs relating to long-term contracts.
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
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-10
Buildings	Straight-line	30-40
Building improvements and leasehold improvements	Straight-line	Shorter of lease term or 25
Office furniture	Straight-line or declining-balance	6-9
Electric generation facility	Straight-line	25

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.

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
The income approach is a valuation technique where the fair value is calculated based on forecasted future cash flows within the projection period discounted back to the present value with appropriate risk adjusted discount rates, which represent the weighted-average cost of capital ("WACC") for each reporting unit. This includes assessing the cost of equity and debt capital as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in the Company’s estimation of fair value are developed by management based on business and market considerations.
The goodwill impairment test process and valuation model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, economic expectations, discount rates and WACC as well as using available market data.
An interim goodwill impairment evaluation was performed during the second quarter of fiscal 2015 and resulted in goodwill impairment charges of $486 million. See Note 4–Goodwill and Intangible Assets for further information.

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
Intangible assets with finite lives are being amortized over the following periods:

Estimated useful lives (in years)
Customer relationships	5-10
Software and technology	9-15
Other	5
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4 – Goodwill and Intangible Assets for impairment charges taken during the period. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Selling, General and Administrative Expenses
The Company classifies indirect costs incurred within or allocated to its U.S. Government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. Government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development ("IR&D") expenses.
The Company conducts research and development activities under customer-funded contracts and with company-funded IR&D funds. In fiscal 2015, 2014, and 2013, company-funded IR&D expense was $37 million, $45 million, and $47 million, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Special Cash Dividend
In fiscal 2014, Leidos' board of directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million to stockholders as of the record date of June 14, 2013. See Note 13 – Stock-Based Compensation, for further information regarding the modifications made to the Company’s outstanding stock options resulting from the special cash dividend. There were no modifications made to the Company’s vesting stock awards and performance-based stock awards as a result of the special dividend.
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

Leidos Holdings, Inc. Annual Report F-25

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic location, a major line of business or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company elected to early adopt the provisions of ASU No. 2014-08 and the standard did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This standard was issued to provide guidance on share based payment awards in which a performance target may be achieved after an employee completes the requisite service period to achieve the award. In some instances, this has led to a performance award being granted subsequent to the employee no longer rendering services to the issuing company. Previously, no guidance had been included in the codification on how to account for these transactions. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for all entities for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The amendments may be adopted prospectively or retrospectively. The Company elected to early adopt the provisions of ASU No. 2014-12 and the standard did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
During the fiscal years presented, the Company adopted various accounting standards issued by the FASB, none of which had a material effect on the Company's consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. Early adoption is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations, or cash flows.

Leidos Holdings, Inc. Annual Report F-26

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This Update eliminates from GAAP the concept of extraordinary items and it is intended to simplify income statement classification. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The Company does not expect the provisions of ASU 2015-01 to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Note 2—Dispositions:
Fiscal 2015 Discontinued Operations:
In July 2014, the Company committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in the Company's Health and Engineering segment. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.
Fiscal 2014 Discontinued Operations:
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Revenues	$39	$2,712	$4,683
Costs and expenses:
Cost of revenues	39	2,447	4,230
Selling, general and administrative expenses	—	42	65
Bad debt expense	—	—	2
Separation transaction and restructuring expenses	—	55	28
Operating income	$—	$168	$358

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

Leidos Holdings, Inc. Annual Report F-28

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fiscal 2014 Discontinued Operations

The fiscal 2014 other non-strategic dispositions were historically included in the Company's National Security Solutions segment.
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
In November 2013, the Company sold a certain component of the Company's business, focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.

In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million.

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
The pre-sale operating results through the date of disposal of the Company's discontinued operations discussed above, excluding the spin-off of New SAIC, for each of the three years ended January 30, 2015 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Revenues	$29	$33	$97
Costs and expenses:
Cost of revenues	21	33	81
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	29	25	52
Intangible asset impairment charges	3	2	6
Operating loss	$(24)	$(27)	$(42)
Non-operating income (expense)	$11	$(1)	$14
Loss from discontinued operations before income taxes	$(13)	$(28)	$(28)

The major classes of assets and liabilities included in discontinued operations through the date of disposal, not including the spin-off of New SAIC, are immaterial for disclosure purposes.

Leidos Holdings, Inc. Annual Report F-29

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Acquisitions:
The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. The Company completed acquisitions during each of the years presented, which individually and in the aggregate were not considered significant business combinations in the year acquired. No businesses were acquired during the year ended January 30, 2015.
Acquisition information for the years presented was as follows:

	Year Ended
	January 31, 2014	January 31, 2013
	($ in millions)
Number of acquisitions	1	1
Purchase consideration (paid and accrued)	$111	$505
The following table summarizes the fair value (preliminary or final) of goodwill and intangible assets acquired at the date of acquisition as well as the components and weighted average useful lives of the intangible asset:

	2014	2013
	($ in millions)
Goodwill:
Tax deductible goodwill	$—	$—
Non-tax deductible goodwill	—	395
Identifiable intangible assets:
Customer relationships (finite-lived)	$—	$62
Other (finite-lived)	3	10
Weighted average lives of finite-lived intangibles:
Customer relationships	—	5 years
Other	12 years	1 year
All finite-lived intangible assets	12 years	4 years
Plainfield Renewable Energy Holdings LLC
As described in Note 1, the Company became the primary beneficiary of Plainfield on October 11, 2013 (the "transaction"), which required the consolidation of the VIE. The Company also determined that Plainfield met the definition of a business and as such is gaining control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination.
The Plainfield Renewable Energy Project involves the design, construction, and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the "plant"). Connecticut Light & Power will purchase approximately 80% of the power produced by the plant based on a 15-year off-take agreement, utilizing the plant's status as a renewable power source. In addition, there are fuel supply agreements with initial terms of 5 to 15 years and minimum purchase requirements either at prevailing market prices or a set price plus a CPI index. Subsequent to the business combination, three of the acquired fuel supply agreements were impaired in fiscal 2015. See Note 4 - Goodwill and Intangible Assets for further information.

Leidos Holdings, Inc. Annual Report F-30

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The project was partially financed by the Company’s provision of extended payment terms for certain of its services performed on the project and, at the time of this transaction, the Company had a receivable of $137 million due from Plainfield. The remainder of the project was financed by the Carlyle Group with two secured notes aggregating $148 million, which these notes were assumed by the Company as part of consensual foreclosure. On December 6, 2013, the Company entered into an Early Payoff Agreement with the Carlyle Group to settle the two secured notes totaling $152 million in principal and paid on December 16, 2013 an aggregate of $165 million to fully satisfy its obligation to Carlyle which included the principal amount, interest due on the notes of $7 million, including an additional interest payment per the Early Payoff agreement and $6 million in an early termination fee. In addition, the unamortized deferred debt issuance costs and debt discount at the time of the pay off was expensed and included in "Other Income, net" in the Company's consolidated statements of income.
At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. The difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction resulted in a $32 million loss as "Bad debt expense" in the Company's consolidated statements of income during the third quarter of fiscal 2014. In addition as part of the transaction, contingent consideration of approximately $3 million remains to be paid as of January 30, 2015, of which $2 million will be paid on the earlier of November 2015 or the successful sale of the plant, and the remainder of which will be paid solely upon the successful sale of the plant.
In July 2014, the Company received a cash grant of $80 million from the U.S. Treasury Department, which was recorded as a reduction to the fixed asset basis of the plant on the consolidated balance sheet. For tax purposes, the tax basis of the plant was reduced by half of the amount of the cash grant. This difference between the excess tax basis of the plant over the book basis resulted in a $27 million deferred tax asset which was recorded as a reduction to the fixed asset basis of the plant. The U.S. Treasury grant also contains a recapture provision that could require the Company to repay funds to the Treasury in certain circumstances which the Company deems not probable.
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
In March 2015, the Company entered into a definitive agreement to sell 100% of the equity membership interest in Plainfield. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $40 million of impairment charges. The sale transaction is expected to be completed in the first half of the next fiscal year.

Leidos Holdings, Inc. Annual Report F-31

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maxIT Healthcare Holdings, Inc.
In August 2012, the Company acquired 100% of the stock of maxIT Healthcare Holdings, Inc. ("maxIT"), a provider of clinical, business and information technology services primarily to commercial hospital groups and other medical delivery organizations. This acquisition expanded the Company’s commercial consulting practice in electronic health record ("EHR") implementation and optimization and strengthened the Company’s capabilities to provide these services to its federal healthcare customers as those customers migrate to commercial off-the-shelf EHR applications. This acquisition was in the Health and Engineering segment. The results of maxIT have been included in the financial statements since the date of acquisition.
The fair values of the maxIT assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Cash	$9
Receivables	50
Other assets	24
Accounts payable, accrued liabilities and accrued payroll and employee benefits	(21)
Deferred tax liabilities, net	(24)
Total identifiable net assets acquired	38
Goodwill	395
Intangible assets	72
Total purchase price	$505
Note 4—Goodwill and Intangible Assets:
The Company has the following reportable segments that contain goodwill: National Security Solutions (NSS) and Health and Engineering (HES).
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
The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HES	Total
	(in millions)
Balance at January 31, 2013	$719	$974	$1,693
Corporate reorganizations	69	(69)	—
Balance at January 31, 2014	$788	$905	$1,693
Goodwill impairment	—	(486)	(486)
Balance at January 30, 2015	$788	$419	$1,207

Leidos Holdings, Inc. Annual Report F-32

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill corporate reorganizations in fiscal 2014 resulted from the transfer of certain operations between reportable segments. The carrying value of goodwill by segment at January 31, 2013 has been recast to give effect to the change in reportable segments and for discontinued operations ($11 million for discontinued operations occurring in fiscal 2015).
During the second quarter of fiscal 2015, the Health Solutions reporting unit experienced a significant decline in both actual and forecasted revenue volumes primarily in the Company's commercial health consulting business resulting from a reduction in project opportunities, delayed award decisions, and completion of several larger electronic health records ("EHR") implementation engagements that were not extended or replaced with other projects. The declines were also impacted by delays in legislative compliance deadlines (i.e. ICD-10 and Meaningful Use Stage 2). These events attributed to a significant reduction in the Company's sales pipeline, forecasted revenue, and operating income. The nature of the Company's commercial health consulting engagements are short term in nature and the aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
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
Based on a qualitative analysis performed during the Company's fiscal 2015 and 2014 annual impairment evaluation for certain of its reporting units, it was determined that it is more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of its reporting units, it was determined that their fair values were in excess of the individual reporting units carrying values. As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation. In fiscal 2013, the Company performed a quantitative step one analysis of its reporting units as part of the annual goodwill impairment evaluation and determined there was no goodwill impairment as all of the reporting unit fair values exceeded their carrying values.
Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 30, 2015			January 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$70	$(57)	$13	$94	$(47)	$47
Software and technology	52	(41)	11	65	(36)	29
Other	—	—	—	4	(1)	3
Total finite-lived intangible assets	122	(98)	24	163	(84)	79
Indefinite-lived intangible assets:
In-process research and development	9	—	9	10	—	10
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	13	—	13	14	—	14
Total intangible assets	$135	$(98)	$37	$177	$(84)	$93
Amortization expense related to amortizable intangible assets was $15 million, $35 million, and $35 million for the fiscal years ended January 30, 2015, January 31, 2014, and January 31, 2013, respectively.
The Company recognized intangible asset impairment charges of $41 million for the fiscal year ended January 30, 2015. The Company recognized intangible asset impairment charges of $51 million, including an additional $2 million of other intangible asset impairment charges not described below, for the fiscal year ended January 31, 2014. There were no intangible asset impairment charges for fiscal year 2013.
During fiscal 2015, the Company determined that certain intangible assets associated with fuel supply contracts obtained through the Plainfield Renewable Energy Project foreclosure were not recoverable due to changes in the Company's fuel supply strategy and newly identified requirements to operate the plant which impacted expected benefits from the related fuel supply arrangements. As a result, the Health and Engineering reportable segment recognized an impairment charge of $3 million to write-off the carrying value associated with the intangible assets of three fuel supply agreements.

Leidos Holdings, Inc. Annual Report F-34

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. in fiscal 2011, were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Engineering reportable segment recognized impairment charges of $14 million and $30 million during fiscal 2015 and fiscal 2014, respectively, to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3).
The Company determined that certain customer relationship intangible assets associated with the acquisitions of Vitalize and maxIT in fiscal 2012 and 2013, respectively, were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized impairment charges of $24 million and $19 million during fiscal 2015 and fiscal 2014, respectively, to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management’s forecast of future cash flows to be derived from the assets’ use (Level 3).
The estimated annual amortization expense related to finite-lived intangible assets as of January 30, 2015 was as follows:

Year Ending January 30
(in millions)
2016	$8
2017	7
2018	5
2019	3
2020	1
2021 and thereafter	—
$24
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

Leidos Holdings, Inc. Annual Report F-35

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Receivables:
The components of receivables, net consisted of the following:

	January 30, 2015	January 31, 2014
	(in millions)
Billed and billable receivables	$655	$794
Unbilled receivables:
Amounts billable	230	288
Contract retentions	21	15
Allowance for doubtful accounts	(10)	(15)
	$896	$1,082
The Company’s accounts receivable includes amounts billed and currently due from customers as well as billable receivables that generally consist of amounts to be billed within the next month. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have exposure to a material credit risk. Amounts billable are stated at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Amounts billable also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Contract retentions are billed upon contract completion, or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. Government is complete. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
The Company has extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 30, 2015, the Company had outstanding receivables of $18 million, net of allowance of $7 million, related to one construction project with deferred payment terms, which have not been paid in accordance with the initial payment terms established with the customer. The Company has filed a legal claim to enforce the payment terms as established in the contract. Based on these events, the Company has determined that the receivables are not expected to be collected within the next 12 months. Accordingly, the receivables are classified as non-current in "Other Assets" on the consolidated balance sheet as of January 30, 2015. During fiscal 2015, the Company received partial payment of $21 million from the customer.
During fiscal 2014, the Company recorded "Bad debt expense" in the Company's consolidated statements of income of $41 million related to two different construction projects. In addition, approximately $105 million of the outstanding deferred payment term receivables were used to acquire PRE Holdings under the consensual foreclosure.

Leidos Holdings, Inc. Annual Report F-36

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Property, Plant and Equipment:
Property, plant, and equipment, net consisted of the following:

	January 30, 2015	January 31, 2014
	(in millions)
Electric generation facility	$127	$269
Computers and other equipment	166	204
Leasehold improvements	156	167
Buildings and improvements	107	113
Office furniture and fixtures	37	43
Land	26	27
Construction in progress	2	—
	621	823
Less accumulated depreciation and amortization	(313)	(341)
	$308	$482

Depreciation expense was $47 million, $45 million, and $55 million for fiscal 2015, 2014, and 2013, respectively.

Leidos Holdings, Inc. Annual Report F-37

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Composition of Certain Financial Statement Captions:

	January 30, 2015	January 31, 2014
	(in millions)
Inventory, prepaid expenses and other current assets:
Prepaid income taxes and tax refunds receivable	$102	$24
Inventories	70	59
Restricted cash	30	18
Prepaid expenses	28	34
Deferred income taxes	12	89
Other	31	32
	$273	$256
Accounts payable and accrued liabilities:
Accrued liabilities	$327	$395
Accounts payable	244	218
Collections in excess of revenues on uncompleted contracts and deferred revenue	104	103
	$675	$716
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$138	$152
Accrued vacation	123	128
Accrued contributions to employee benefit plans	3	5
	$264	$285
Other long-term liabilities:
Deferred compensation	$39	$38
Lease related obligations	31	33
Deferred tax liabilities	21	66
Accrued pension liabilities	8	9
Liabilities for uncertain tax positions	6	12
Other	63	69
	$168	$227
Note 8—Derivative Instruments and Hedging Activities:
During fiscal 2015, the Company entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on the Company's fixed rate 4.45% notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate), which effectively converted the debt into floating interest rate debt. Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.
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

Leidos Holdings, Inc. Annual Report F-38

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate subsequent to the inception of the interest rate swaps through the reporting date. The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statement of cash flows.
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the consolidated balance sheet is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	January 30, 2015	January 31, 2014	Balance sheet line item	January 30, 2015	January 31, 2014
(in millions)
Other assets	$17	$—	Notes payable and long-term debt, net of current portion	$17	$—
Note 9—Debt:
Revolving Credit Facility
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2015, the Company amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. A pro-rata portion of the unamortized deferred costs related to the prior arrangement was written off at the time of the amendment. The remaining unamortized deferred costs relating to the prior arrangement and the immaterial fee paid to amend the credit facility, which were deferred, will be amortized over the term of the amended credit facility. In connection with the amendment to the credit facility, the Company exercised its right under the credit agreement to voluntarily reduce the combined commitments of the lenders from $750 million to $500 million. The maturity date of the credit facility is March 2017. As of January 30, 2015 and January 31, 2014, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 until no later than January 29, 2016 and 3.75 to 1.0 thereafter, and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 30, 2015. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of January 30, 2015 was approximately $500 million.
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

Leidos Holdings, Inc. Annual Report F-39

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following for the years presented:

	Stated interest rate	Effective interest rate	January 30, 2015	January 31, 2014
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020 (1)	4.45%	4.53%	$466	$449
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	232	300
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.85%	182	296
Capital leases and other notes payable due on various dates through fiscal 2021	0%-3.7%	Various	38	40
Total notes payable and long-term debt			1,166	1,333
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,164	$1,331
Fair value of notes payable and long-term debt			$1,152	$1,350

(1)
As a result of executing the interest rate swap agreements, the carrying value of $466 million includes a fair value adjustment of $17 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to January 30, 2015.

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities, and credit risk similar to the Company’s existing debt arrangements.
Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The note discounts, deferred debt issuance costs, and the loss on the settlement of related treasury lock contracts are amortized to interest expense (approximately $1 million was amortized in fiscal 2015), which results in an effective interest rate that is higher than the stated interest rate of the notes. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of January 30, 2015.
During fiscal 2015, the Company repurchased in the open market and retired principal amounts of $67 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $116 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. The Company recorded a $3 million gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $2 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $5 million represents the difference between the repurchase price of $175 million and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in "Other Income, net" in the Company’s consolidated statements of income.

Leidos Holdings, Inc. Annual Report F-40

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of notes payable and long-term debt are as follows:

Year Ending January 30
(in millions)
2016	$3
2017	3
2018	2
2019	2
2020	2
2021 and thereafter	1,159
Total principal payments	1,171
Less unamortized discount	5
$1,166
Note 10—Related Party Transactions:
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
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of January 30, 2015 and January 31, 2014, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.4 billion and 1.1 billion, respectively. The note receivable also includes the distribution of the assets and liabilities of New SAIC of $736 million that occurred at the time of the separation in September 2013.

Leidos Holdings, Inc. Annual Report F-41

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	January 30, 2015	January 31, 2014
	(in millions)
Foreign currency translation adjustments, net of taxes of $0 million and $(1) million as of January 30, 2015 and January 31, 2014, respectively	$1	$2
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of January 30, 2015 and January 31, 2014, respectively	(5)	(5)
Unrecognized loss on defined benefit plan, net of taxes of $5 million and $2 million as of January 30, 2015 and January 31, 2014, respectively	(7)	(3)
Total accumulated other comprehensive loss, net of taxes of $8 million and $4 million as of January 30, 2015 and January 31, 2014, respectively	$(11)	$(6)

Reclassifications from other comprehensive income to net income, relating to foreign currency translation adjustments, unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt and the unrecognized net gain (loss) on defined benefit plan for the years ended January 30, 2015 and January 31, 2014, respectively, were not material. Reclassifications for foreign currency translation adjustments and unrecognized gain (loss) on settled derivative instruments associated with outstanding debt are recorded in other income, net, and reclassifications for unrecognized net gain (loss) on defined benefit plan is recorded in selling, general and administrative expenses.
Note 12—(Loss) Earnings Per Share (EPS):
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

Leidos Holdings, Inc. Annual Report F-42

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the (loss) income used to compute basic and diluted EPS for the years presented was as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Basic EPS:
(Loss) income from continuing operations, as reported	$(330)	$84	$323
Less: allocation of distributed and undistributed earnings to participating securities	—	(3)	(7)
(Loss) income from continuing operations, for computing basic EPS	$(330)	$81	$316
Net (loss) income, as reported	$(323)	$164	$525
Less: allocation of distributed and undistributed earnings to participating securities	—	(3)	(11)
Net (loss) income, for computing basic EPS	$(323)	$161	$514
Diluted EPS:
(Loss) income from continuing operations, as reported	$(330)	$84	$323
Less: allocation of distributed and undistributed earnings to participating securities	—	(3)	(7)
(Loss) income from continuing operations, for computing diluted EPS	$(330)	$81	$316
Net (loss) income, as reported	$(323)	$164	$525
Less: allocation of distributed and undistributed earnings to participating securities	—	(3)	(11)
Net (loss) income, for computing diluted EPS	$(323)	$161	$514

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented. The presentation gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Basic weighted average number of shares outstanding	74	83	83
Dilutive common share equivalents—stock options and other stock awards	—	—	—
Diluted weighted average number of shares outstanding	74	83	83

Leidos Holdings, Inc. Annual Report F-43

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted EPS for the years presented was as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
Basic:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81
Income from discontinued operations	0.10	0.96	2.38
	$(4.36)	$1.94	$6.19
Diluted:
(Loss) income from continuing operations	$(4.46)	$0.98	$3.81
Income from discontinued operations	0.10	0.96	2.38
	$(4.36)	$1.94	$6.19

For the year ended January 30, 2015, all outstanding common stock equivalents were excluded in the computation of diluted (loss) per share because their effect would have been anti-dilutive due to the net loss for the period.

For the year ended January 31, 2014, the declared dividends exceeded current year earnings. Therefore, the Company was in a loss position for computing diluted (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.

The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Stock options excluded	4	5	5
Vesting stock awards excluded	3	3	—

In fiscal 2015, the Company entered into an Accelerated Share Repurchase agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $200 million. The Company paid $200 million to the financial institution and received an initial delivery of 4.5 million shares of its outstanding shares of common stock for an aggregate value of approximately $168 million. The final delivery consisted of approximately 0.8 million shares for a total value of approximately $32 million under the program and was completed in fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution were adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
In fiscal 2014, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a different financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. During the fourth quarter of fiscal 2014, the Company paid $300 million to the financial institution and received an initial delivery of 5.6 million shares of its outstanding shares of common stock for an aggregate value of $255 million. The remaining $45 million was recorded as a forward contract at January 31, 2014 indexed to the Company's common stock in additional paid in capital. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired.

Leidos Holdings, Inc. Annual Report F-44

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of shares delivered by the financial institution were adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
The delivery of 6.3 million and 5.6 million shares of Leidos common stock related to ASR purchases for the year ended January 30, 2015 and January 31, 2014, respectively, reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 13—Stock-Based Compensation:
Plan Summaries. At January 30, 2015, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan ("ESPP"). Leidos issues new shares upon the issuance of stock awards, vesting of stock units or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company’s and its affiliates’ employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 30, 2015, the Company has issued stock options, vested stock awards, restricted stock awards including restricted stock units ("vesting stock"), performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company’s merger with or into another corporation, a sale of substantially all of its assets or the transfer of more than 50% of Leidos' outstanding shares by tender offer or similar transaction, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan prior to fiscal 2015 generally vest or become exercisable 20% a year for the first three years and 40% in the fourth year. In fiscal 2015, the Company began granting awards that generally vest or become exercisable 25% a year over four years. As of January 30, 2015, 3.8 million shares of Leidos' stock were reserved for future issuance under the 2006 Equity Incentive Plan.
The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four years. Awards granted vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of Leidos stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.
The Company has an ESPP which allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 30, 2015, the discount was 5% of the fair market value on the date of purchase thereby resulting in the ESPP being non-compensatory. As of January 30, 2015, 12.5 million shares of Leidos' stock were authorized and reserved for future issuance under the ESPP.

Leidos Holdings, Inc. Annual Report F-45

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Stock-based compensation expense:
Stock options	$5	$10	$9
Vesting stock awards	35	46	44
Vested stock awards	2	—	—
Total stock-based compensation expense recorded in continuing operations	$42	$56	$53
Total stock-based compensation expense recorded in discontinued operations	$—	$21	$31
Tax benefits recognized from stock-based compensation	$16	$22	$21
New SAIC Spin-off Adjustments. As a result of the separation of New SAIC, effective September 27, 2013, all outstanding equity awards related to New SAIC employees were assumed by New SAIC. Also in connection with the separation, adjustments were made to the share amounts and exercise prices of all remaining outstanding Leidos stock options, and the share amounts for vesting stock awards and performance-based stock awards as of the Distribution Date such that the adjustments were generally made to preserve the aggregate intrinsic value at the distribution date pursuant to the terms of the stock based compensation plans under which they were issued. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the New SAIC shares, the conversion ratio applied to all outstanding equity awards at the distribution date was 1.4523. In addition, all outstanding equity awards reflected the Company’s one-for-four reverse stock split.
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
Stock Options. Stock options may be granted with exercise prices no less than the fair value of Leidos' common stock on the date of grant and for terms not greater than ten years. Beginning in fiscal year 2012, stock options granted under the 2006 Equity Incentive Plan have a term of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of one year. Prior to fiscal year 2012, stock options granted under the 2006 Equity Incentive Plan had a term of five years. Stock options were granted with exercise prices equal to fair value on the date of grant.
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
The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for each of the three years ended January 30, 2015 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014 (Grants After Spin)	January 31, 2014 (Grants Before Spin)	January 31, 2013
Weighted average grant-date fair value	$6.15	$9.04	$9.48	$6.76	**
Expected term (in years)	4.7	4.8	5.0	5.0
Expected volatility	25.1%	29.5%	30.0%	24.5%
Risk-free interest rate	1.6%	1.4%	1.4%	1.0%
Dividend yield	2.9%	2.4%	2.8%	3.7%
** Adjusted for additional awards granted for the $4.00 Special Dividend

Leidos Holdings, Inc. Annual Report F-47

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2012	5.2	$71.60	2.5	$—
Options granted	1.3	52.79
Options forfeited or expired	(1.6)	70.17
Options exercised	—	—		—
Outstanding at January 31, 2013	4.9	67.24	3.0	—
Options granted	1.4	54.86
Special dividend adjustments	0.4
Options forfeited or expired	(1.3)	71.80
Spin-off Adjustment	(1.9)	57.85
Outstanding at September 27, 2013 (before spin)	3.5	$59.25	3.9	$24

Outstanding at September 28, 2013 (after spin)	4.9	**	$40.20	**	3.9	$24
Options granted	0.2		45.16
Options forfeited or expired	(0.4)		39.43
Options exercised	(0.2)		43.10			1
Outstanding at January 31, 2014	4.5		$40.32		3.8	$25
Options granted	0.7		37.25
Options forfeited or expired	(1.5)		43.90
Options exercised	(0.1)		34.89			1
Outstanding at January 30, 2015	3.6		$38.50		4.0	$14
Exercisable at January 30, 2015	1.5		$40.90		2.4	$4
Vested and expected to vest in the future as of January 30, 2015	3.5		$38.57		3.9	$13
**Adjusted for Conversion Ratio of 1.4523
As of January 30, 2015, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.5 years. The tax benefits realized from exercises of stock options for the three years ending January 30, 2015 were immaterial. The fair value of stock exchanged upon exercises of stock options was $1 million for the year ended January 31, 2014.
Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years, or seven years for certain stock awards granted under the Stock Compensation Plans based upon required service conditions and in some cases performance conditions.

Leidos Holdings, Inc. Annual Report F-48

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2012	3.0	$70.00
Awards granted	1.7	52.48
Awards forfeited	(0.4)	62.84
Awards vested	(1.2)	71.28
Unvested at January 31, 2013	3.1	60.78
Awards granted	2.1	53.51
Awards forfeited	(0.4)	58.28
Awards vested	(0.9)	64.76
Spin-off Adjustment	(1.5)	57.04
Unvested at September 27, 2013 (before spin)	2.4	$59.98

Unvested stock awards at September 28, 2013 (after spin)	3.5	**	$41.54	**
Awards granted	0.4	*	45.41	*
Awards forfeited	(0.2)		39.75
Unvested stock awards at January 31, 2014	3.7		$39.58
Awards granted	0.8		37.06
Awards forfeited	(0.5)		39.05
Awards vested	(1.0)		41.08
Unvested stock awards at January 30, 2015	3.0		$38.51
* Includes Modified Performance-Based Awards
** Adjusted for Conversion Ratio of 1.4523
As of January 30, 2015, there was $45 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of vesting stock awards that vested in fiscal 2015, 2014, and 2013 was $34 million, $49 million, and $66 million, respectively.
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
There were no performance-based stock awards granted in fiscal 2014 and the outstanding awards represent the awards whose performance conditions were completed in the last fiscal quarter prior to the spin-off and continue to vest over the original service period of the award. For the fiscal 2015 awards granted, one-third of the target number

Leidos Holdings, Inc. Annual Report F-49

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year’s performance criteria.
Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards		Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2013	0.3		$52.96
Awards canceled	(0.2)	*	53.11	*
Unvested at January 31, 2014	0.1	**	$36.65	**
Awards granted	0.1		37.64
Awards vested	(0.1)		36.69
Unvested at January 30, 2015	0.1		$37.70
* Includes Modified Performance-Based Stock Awards
**Adjusted for Conversion Ratio of 1.4523
The weighted average grant date fair value for performance-based stock during fiscal 2015 was $36.88 and $52.52 during fiscal 2013. There were no grants for performance-based stock awards during fiscal 2014.
As of January 30, 2015, there was $1.0 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of performance-based stock awards that vested in fiscal 2015 and fiscal 2014 was $2.3 million and $1.5 million, respectively. There were no vesting events for performance-based stock awards during fiscal 2013.

Leidos Holdings, Inc. Annual Report F-50

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Income Taxes:
Substantially all of the Company’s income from continuing operations before income taxes for the three years ended January 30, 2015 was earned in the United States. The provision for income taxes related to continuing operations for each of the three years ended January 30, 2015 included the following:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Current:
Federal and foreign	$16	$32	$(52)
State	(6)	13	9
Deferred:
Federal and foreign	26	(28)	55
State	11	(13)	10
Total	$47	$4	$22

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended January 30, 2015 follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(dollars in millions)
Amount computed at the statutory federal income tax rate (35%)	$(99)	$31	$121
State income taxes, net of federal tax benefit	3	—	10
Taxable conversion of subsidiary	(116)	—	—
Change in valuation allowance for deferred tax assets	105	—	—
Change in accruals for uncertain tax positions	2	(5)	(1)
CityTime uncertain tax liability	—	—	(96)
Research and development credits	(4)	(3)	(5)
Dividends paid to employee stock ownership plan	(4)	(22)	(9)
U.S. manufacturing activity benefit	—	(3)	(1)
Non-deductible penalties	—	4	—
Non-deductible goodwill	156	—	—
Other	4	2	3
Total	$47	$4	$22
Effective income tax rate	(16.6)%	4.5%	6.4%

The Company's effective tax rate in fiscal 2015 was negatively impacted by the goodwill impairment charge of $486 million, recorded in the three months ended August 1, 2014, which was mostly not deductible. The effective tax rate was also impacted favorably by Leidos’ conversion of a subsidiary treated as a corporation to a LLC regarded as a partnership for U.S. federal and state income tax purposes. The Company had not previously recorded a benefit for the excess tax basis over the investment in the stock of the domestic subsidiary. As a result of the conversion, the Company recognized a capital loss on its investment in stock and an ordinary gain on the subsidiary's assets. The capital loss of $160 million (tax effected) will be used to offset $58 million of capital gains recognized during fiscal

Leidos Holdings, Inc. Annual Report F-51

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 and prior years with the remaining $102 million of capital losses recorded as a long term deferred tax asset. The Company may not generate capital gains to realize the benefit from the capital loss carryforward. In recognition of this uncertainty, the Company has recorded a $102 million valuation allowance on the deferred tax asset related to the capital loss carryforward. The conversion also created a $34 million (tax effected) ordinary gain recognized in fiscal 2015.

The Company’s lower effective income tax rate for fiscal 2014 when compared to fiscal 2013 was primarily due to lower earnings in fiscal 2014, the tax deductibility of the special dividend on shares held by the Leidos Retirement Plan (an employee stock ownership plan) and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of an income tax benefit of approximately $7 million. The effective tax rate for fiscal 2013 benefited from a $96 million reduction in the provision for income tax as the result of an issue resolution agreement with the IRS with respect to the tax deductible portion of the CityTime payment which is described in Note 19.
In fiscal 2014, the Company benefited from the dividends paid to New SAIC’s employees participating in the plan up to the date of the spin-off and the special dividend of $7 million and $11 million, respectively.
In fiscal 2015, discontinued operations reflect a tax benefit of $18 million due to the conversion of one of the Company's domestic subsidiaries held in discontinued operations. This conversion resulted in a deemed liquidation for U.S. tax purposes and triggered tax deductions and an income tax benefit.
On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve, or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations did not have a material impact on our consolidated financial statements.

Leidos Holdings, Inc. Annual Report F-52

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	Year Ended
	January 30, 2015	January 31, 2014
	(in millions)
Accrued vacation and bonuses	$44	$62
Investments	3	3
Deferred compensation	39	38
Vesting stock awards	28	34
Credits and net operating losses carryovers	9	27
Employee benefit contributions	4	3
Capital loss carryover	113	—
Reserves	41	51
Deferred rent and tenant allowances	15	14
Other	15	9
Total deferred tax assets	311	241
Valuation allowance	(120)	(7)
Deferred tax assets, net of valuation allowance	191	234

Deferred revenue	(47)	(31)
Fixed asset basis differences	—	(27)
Purchased intangible assets	(121)	(138)
Partnership interest	(10)	—
Other	(8)	—
Total deferred tax liabilities	(186)	(196)
Net deferred tax assets	$5	$38

Net deferred tax assets (liabilities) were as follows:

	Year Ended
	January 30, 2015	January 31, 2014
	(in millions)
Net current deferred tax assets	$12	$89
Net non-current deferred tax assets	14	15
Net non-current deferred tax liabilities	(21)	(66)
Total net deferred tax assets	$5	$38
At January 30, 2015, the Company had no federal net operating loss (NOL) carryforwards and has $12 million of state tax credits at January 30, 2015, which expire in fiscal 2018 to fiscal 2029. The Company expects to utilize $8 million of these state tax credits.
As of January 30, 2015, the Company has a capital loss carryforward of $292 million which will expire in 2020. The Company does not believe it will be able to generate capital gains to realize the benefit from the capital loss carryforward. As a result, a full valuation allowance has been provided in fiscal 2015.

Leidos Holdings, Inc. Annual Report F-53

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Unrecognized tax benefits at beginning of year	$14	$21	$129
Additions for tax positions related to current year	2	—	—
Additions for tax positions related to prior years	11	2	2
Reductions for tax positions related to prior years	(5)	—	(107)
Settlements with taxing authorities	(1)	—	(1)
Lapse of statute of limitations	(4)	(9)	(2)
Unrecognized tax benefits at end of year	$17	$14	$21
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$5	$6	$10

In fiscal 2015, the Company's unrecognized tax benefits increased primarily due to the uncertain portion of the deferral of certain revenues, certain affirmative state claims and the research and development tax credit offset by a decrease due to the expiration of federal and several states statutes of limitations and the termination of certain state credits. In fiscal 2014, the Company’s unrecognized tax benefits decreased primarily due to the expiration of the fiscal 2009 statute of limitations. In fiscal 2013, the Company’s unrecognized tax benefits decreased primarily due to the issue resolution agreement with the IRS with respect to the CityTime loss provision recorded in the prior year.
At each of January 30, 2015 and January 31, 2014, accrued interest and penalties totaled $2 million and $2 million, respectively. A negligible amount of interest and penalties were recognized in the consolidated statements of income in fiscal 2015, 2014, and 2013.
At January 30, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $19 million, $6 million of which were classified as other long-term liabilities on the consolidated balance sheet. The balance of unrecognized tax benefits at January 31, 2014 included liabilities for uncertain tax positions of $16 million, $12 million of which were classified as other long-term liabilities on the consolidated balance sheet.

The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to 2014. With a few exceptions, as of January 30, 2015, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2012.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $14 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Leidos Holdings, Inc. Annual Report F-54

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Retirement Plans:
Defined Contribution Plans
The Company sponsors several defined contribution plans, including the Leidos, Inc. Retirement Plan ("the Retirement Plan") which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions expensed for the Retirement Plan were $62 million, $81 million and $92 million in fiscal 2015, 2014, and 2013, respectively. At the end of fiscal 2014, the Company elected to decrease its discretionary employer match contribution percentage and also provided for an additional Company contribution to be given to all eligible employees, regardless of whether the employee participates in the 401(k) plan, payable at the end of the calendar year to all employees employed on the last day of the calendar year, with certain exceptions.
Deferred Compensation Plans
The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP), for the benefit of certain management or highly compensated employees or Board of Directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees and retainers. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate. Deferred balances are generally paid upon retirement or termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2006 Equity Incentive Plan (see Note 13) and prior plans. The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of Leidos' stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement or termination.
Beginning in fiscal 2012, the Company sponsored a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the Leidos, Inc. Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the Leidos, Inc. Retirement Plan due to the participant’s deferral of salary into the Excess Plan which are included in the contributions expensed amount for defined contributions plans in the above paragraph.
Defined Benefit Plans
The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on an expired customer contract. While benefits are no longer accruing under the plan, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. The Company has classified the operating results of this business component, including pension expense through the date of sale, as discontinued operations for all periods presented. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining immaterial components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
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

Leidos Holdings, Inc. Annual Report F-55

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation as of January 30, 2015 and January 31, 2014 was $121 million and $106 million, respectively. The fair value of plan assets as of January 30, 2015 and January 31, 2014 was $113 million and $98 million, respectively. The plan funding status was underfunded by $8 million and $9 million as of January 30, 2015 and January 31, 2014, respectively.
The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).
Other
The Company also sponsors a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease being the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. Government customer. Since the Company is not responsible for the current or future funded status of this plan, no assets or liabilities arising from its funded status are recorded in the Company’s consolidated financial statements and no amounts associated with this plan are included in the defined benefit plan disclosures above. As of June 2014, the majority of the participants were transferred from the defined benefit pension plan into a new defined contribution plan for which there is a matching Company contribution. These participants can no longer make contributions into the defined benefit pension plan or earn future pension benefits. The remaining participants will continue in the defined benefit pension plan and will continue to earn future pension benefits however, any Company matching contributions previously made into the plan have been discontinued.
Note 16—Leases:
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for the three fiscal years ended January 30, 2015 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Gross rental expense	$107	$181	$154
Less sublease income	(9)	(6)	(4)
Net rental expense	$98	$175	$150
In fiscal 2015 the Company continued its real estate optimization initiatives to reduce future rental expense and exited additional facilities from those exited in connection with the spin-off activities in the prior year and incurred lease termination costs. Rental expense in the table above for fiscal 2014 includes lease termination costs that were attributed to the spin-off transaction, whereby the Company took significant actions in order to align its cost structure post-separation to reduce its real estate footprint by vacating facilities that are not necessary for its future requirements.

Leidos Holdings, Inc. Annual Report F-56

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments and lease or sublease receipts under non-cancelable operating leases in effect at January 30, 2015 are as follows:

Year Ending January 30	Operating lease commitment	Sublease receipts
	(in millions)
2016	$88	$7
2017	76	7
2018	66	5
2019	55	4
2020	41	3
2021 and thereafter	70	9
Total	$396	$35
As of January 30, 2015, the Company had capital lease obligations of $2 million that are payable over the next three years.
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

Leidos Holdings, Inc. Annual Report F-57

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplementary Cash Flow Information:
Supplementary cash flow information, including non-cash investing and financing activities, for the three fiscal years ended January 30, 2015 was as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$2	$2
Stock issued in lieu of cash dividends	$3	$18	$3
Capital lease obligations	$—	$1	$—
Fair value of assets acquired in acquisitions	$—	$259	$541
Cash paid in acquisitions, net of cash acquired of $9 million in fiscal 2013	$—	$(3)	$(483)
Forgiveness of accounts receivable to acquire equity interest in business combination	$—	$(105)	$—
Accrued liability for acquisition of business	$—	$(3)	$(13)
Liabilities assumed in acquisitions	$—	$148	$45
Cash paid for interest (including discontinued operations)	$74	$82	$92
Cash paid for income taxes (including discontinued operations)	$55	$63	$128
Note 18—Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker (CODM), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company has the following reportable segments: National Security Solutions, Health and Engineering, and Corporate and Other.
National Security Solutions provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, the DHS and government agencies of U.S. allies abroad. The Company's solutions deliver technology, large scale intelligence systems, command and control, data analytics, cybersecurity, logistics, and intelligence analysis and operations support to critical missions around the world. Major customers of National Security Solutions include national and military intelligence agencies, and other federal, civilian and commercial customers in the national security complex.
Health and Engineering businesses capitalize on our knowledge and experience in technology and innovation. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments, hospitals and commercial enterprises in various industries. The Health business provides services and solutions to commercial hospitals and the Department of Defense as well as conducting research and development for U.S. Government and Commercial enterprises in the life sciences field. The Health business provides health systems integration services to implement and optimize the use of electronic health records, apply data analytics and behavioral health research to help enable customers to improve healthcare quality and patient outcomes, detect and prevent diseases, enhance scientific discovery, and reduce costs to the healthcare system. The Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for its customers. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects.
Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain other revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.

Leidos Holdings, Inc. Annual Report F-58

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize business segment information for each of the three years ended January 30, 2015:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Revenues:
National Security Solutions	$3,594	$4,049	$4,650
Health and Engineering	1,485	1,718	1,805
Corporate and Other	(16)	(9)	(1)
Intersegment elimination	—	(3)	(5)
Total revenues	$5,063	$5,755	$6,449
Operating income (loss):
National Security Solutions	$286	$292	$360
Health and Engineering	(472)	20	138
Corporate and Other	(28)	(149)	(77)
Total operating (loss) income	$(214)	$163	$421
Amortization of intangible assets:
National Security Solutions	$—	$3	$5
Health and Engineering	15	32	30
Total amortization of intangible assets	$15	$35	$35
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
Substantially all of the Company’s revenues and tangible long-lived assets are generated by or located in the United States. As such, the financial information by geographic location is not presented.
The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the three years ended January 30, 2015 were as follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
U.S. Government	79%	78%	81%
U.S. DoD	67%	68%	70%
U.S. Army	16%	19%	23%
Maryland Procurement Office	10%	8%	8%

Leidos Holdings, Inc. Annual Report F-59

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Legal Proceedings:
Timekeeping Contract with City of New York
In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City of New York ("City") relating to investigations being conducted by the U.S. Attorney’s Office and the City with respect to the Company’s contract to develop and implement an automated time and attendance and workforce management system ("CityTime") for certain agencies of the City. As part of this settlement, the Company entered into a deferred prosecution agreement ("DPA") with the U.S. Attorney’s Office, under which the Company paid approximately $500 million and the U.S. Attorney’s Office deferred prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. Leidos fully satisfied the requirements of the DPA during its three year term and the DPA expired on March 14, 2015. As a result, the U.S. Attorney's Office filed an application with the Court to dispose of the charge that was filed against Leidos as part of the DPA. On March 16, 2015, the Court entered an order disposing of the pending charge.
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. The Company intends to vigorously defend against these claims, and filed a motion to dismiss in January 2015.
Derivative and Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, its chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred

Leidos Holdings, Inc. Annual Report F-60

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by buying Leidos’ stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs have moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 2014, the District Court denied plaintiff's motions. The plaintiffs filed a notice of appeal on October 30, 2014 to the United States Court of Appeals for the Second Circuit where the appeal remains pending.
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
In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $16 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $44 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company appealed the annulment decision to the Supreme Court of Greece in January 2015 to have the arbitral award reinstated. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of the appeal in Greece and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during fiscal 2015, 2014 and 2013. As of January 30, 2015, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives future payments as provided in the arbitral award.
As of January 30, 2015, the Company has $12 million of receivables relating to value added tax ("VAT") that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $28 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of January 30, 2015, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $22 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby

Leidos Holdings, Inc. Annual Report F-61

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of January 30, 2015, of which $17 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 20—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings. On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company would receive 35% of the proceeds obtained by VirnetX under this settlement with Microsoft after reduction for attorneys' fees and costs incurred in litigating those claims. The Company and VirnetX are currently in discussions regarding the allocation of these proceeds. No assurances can be given as to when or if the Company will receive any proceeds in connection with these matters. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of January 30, 2015.
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

Leidos Holdings, Inc. Annual Report F-62

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company changed its indirect rate structure used in its indirect cost system in fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in cash payments, penalties and potentially decremented billing rates.
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
As of January 30, 2015, the Company has recorded a liability of $41 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $60 million as of January 30, 2015, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $224 million as of January 30, 2015, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit expire over the next four fiscal years and the surety bonds have various terms with the majority of the bonds expiring over the next five fiscal years.
Other
The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported of $16 million and $19 million as of January 30, 2015 and January 31, 2014, respectively.

Leidos Holdings, Inc. Annual Report F-63

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of the last two fiscal years is presented in the table below and has been recast to reflect discontinued operations for all periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2015(3)
Revenues	$1,312	$1,306	$1,276	$1,169
Operating income (loss)	$87	$(410)	$72	$37
Income (loss) from continuing operations (1)	$45	$(439)	$38	$26
(Loss) income from discontinued operations	$(8)	$1	$(4)	$18
Net income (loss) (1)	$37	$(438)	$34	$44
Basic earnings (loss) per share (2)	$0.58	$(5.93)	$0.52	$0.36
Diluted earnings (loss) per share (2)	$0.58	$(5.93)	$0.51	$0.35
Fiscal 2014(4)
Revenues	$1,593	$1,457	$1,414	$1,291
Operating income (loss)	$77	$10	$(5)	$81
Income (loss) from continuing operations (1)	$41	$4	$(8)	$47
Income (loss) from discontinued operations	$40	$38	$5	$(3)
Net income (loss) (1)	$81	$42	$(3)	$44
Basic earnings (loss) per share (2)	$0.44	$0.05	$(0.10)	$0.57
Diluted earnings (loss) per share (2)	$0.44	$0.05	$(0.10)	$0.56
All per share amounts presented give effect to the one-for-four reverse stock split completed on September 27, 2013.

(1)	Income (loss) from continuing operations and net income relate to Leidos Holdings, Inc. only. See Leidos, Inc.'s amounts detailed below

(2)	Earnings (loss) per share from continuing operations are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

(3)
Fiscal 2015 quarterly results include goodwill impairment charges of $486 million in the second quarter, intangible asset impairment charges of $24 million and $17 million in the second and third quarter, respectively, and a tangible asset impairment charge of $40 million in the fourth quarter. For further information see, Note 3 - Acquisitions and Note 4 - Goodwill and Intangible Assets.

(4)
Fiscal 2014 quarterly results include the following charges: 1) intangible asset impairment charges of $30 million and $19 million in the second and third quarter, respectively; 2) bad debt expense for certain receivables related to two energy design-build construction projects of $42 million in the third quarter; and 3) separation transaction and restructuring expenses in each of the quarters of approximately $14 million, $19 million, $25 million, and $7 million, respectively. For further information see, Note 1 - Summary of Significant Accounting Policies and Note 4 - Goodwill and Intangible Assets.

Leidos Holdings, Inc. Annual Report F-64

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leidos, Inc.:
Income (loss) from continuing operations and net income (loss) of Leidos, Inc. includes interest expense on the related party note and associated income taxes, which relate solely to Leidos, Inc. and are not reflected in the consolidated amounts above. Income (loss) from continuing operations and net income (loss) of Leidos, Inc. for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Fiscal 2015
Income (loss) from continuing operations	$46	$(437)	$40	$27
Net income (loss)	$38	$(436)	$36	$45
Fiscal 2014
Income (loss) from continuing operations	$41	$4	$(8)	$49
Net income (loss)	$81	$42	$(3)	$46

Leidos Holdings, Inc. Annual Report F-65