Form 10-Q
period 2015-04-03
Leidos Holdings, Inc.; Leidos, Inc.
filed 2015-05-12
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of May 4, 2015 was as follows:

Leidos Holdings, Inc.	74,390,525 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

Explanatory Note
This Quarterly Report on Form 10-Q is a combined report being filed by Leidos Holdings, Inc. ("Leidos") and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with combined notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
In March 2015, the Company announced a change in its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. The quarterly results are for the three months ended April 3, 2015, which includes the last month of the previous fiscal year ended January 30, 2015. The results for the first quarter of the prior year are for the three months ended May 2, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 3, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$377	$443
Receivables, net	977	896
Inventory, prepaid expenses and other current assets	297	273
Assets of discontinued operations	—	6
Total current assets	1,651	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $324 million and $313 million at April 3, 2015 and January 30, 2015, respectively)	308	308
Intangible assets, net	35	37
Goodwill	1,207	1,207
Deferred income taxes	13	14
Other assets	95	97
	$3,309	$3,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$745	$675
Accrued payroll and employee benefits	237	264
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	3	10
Total current liabilities	987	951
Notes payable and long-term debt, net of current portion	1,156	1,164
Other long-term liabilities	166	168
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at April 3, 2015 and January 30, 2015	—	—
Common stock, $.0001 par value, 500 million shares authorized, 74 million shares issued and outstanding at April 3, 2015 and January 30, 2015	—	—
Additional paid-in capital	1,431	1,433
Accumulated deficit	(419)	(424)
Accumulated other comprehensive loss	(12)	(11)
Total stockholders’ equity	1,000	998
	$3,309	$3,281

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions, except per share amounts)
Revenues	$1,246	$1,312
Costs and expenses:
Cost of revenues	1,093	1,141
Selling, general and administrative expenses	75	84
Asset impairment charges	40	—
Operating income	38	87
Non-operating income (expense):
Interest expense, net	(14)	(20)
Other (expense) income, net	(1)	2
Income from continuing operations before income taxes	23	69
Income tax expense	—	(24)
Income from continuing operations	23	45
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(13)
Income tax benefit	18	5
Income (loss) from discontinued operations	18	(8)
Net income	$41	$37
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.32	$0.58
Income (loss) from discontinued operations	0.24	(0.10)
	$0.56	$0.48
Diluted:
Income from continuing operations	$0.31	$0.57
Income (loss) from discontinued operations	0.24	(0.10)
	$0.55	$0.47
Weighted average number of common shares outstanding:
Basic	73	77
Diluted	75	78

Cash dividends declared per share	$0.32	$0.32

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Net income	$41	$37
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2)	—
Deferred taxes	1	—
Foreign currency translation adjustments, net of tax	(1)	—
Pension liability adjustments, net of tax	(1)	—
Total other comprehensive (loss) income, net of tax	(2)	—
Comprehensive income	$39	$37

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Cash flows from operations:
Net income	$41	$37
(Income) loss from discontinued operations	(18)	8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12	18
Stock-based compensation	6	11
Asset impairment charges	40	—
Other	(1)	(1)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	17	(48)
Inventory, prepaid expenses and other current assets	(29)	(36)
Deferred income taxes	23	—
Accounts payable and accrued liabilities	30	22
Accrued payroll and employee benefits	(59)	(32)
Income taxes receivable/payable	(98)	14
Other long-term assets / liabilities	(6)	(2)
Total cash flows used in operating activities of continuing operations	(42)	(9)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(3)	(10)
Other	1	—
Total cash flows used in investing activities of continuing operations	(2)	(10)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(29)	—
Sales of stock and exercises of stock options	1	2
Repurchases of stock and stock received for tax withholdings	(6)	(212)
Dividend payments	(24)	(24)
Other	1	1
Total cash flows used in financing activities of continuing operations	(57)	(233)
Decrease in cash and cash equivalents from continuing operations	(101)	(252)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	13	5
Cash provided by investing activities of discontinued operations	6	—
Increase in cash and cash equivalents from discontinued operations	19	5
Total decrease in cash and cash equivalents	(82)	(247)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$377	$183

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 3, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$377	$443
Receivables, net	977	896
Inventory, prepaid expenses and other current assets	297	273
Assets of discontinued operations	—	6
Total current assets	1,651	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $324 million and $313 million at April 3, 2015 and January 30, 2015, respectively)	308	308
Intangible assets, net	35	37
Goodwill	1,207	1,207
Deferred income taxes	13	14
Other assets	95	97
Note receivable from Leidos Holdings, Inc.	1,440	1,412
	$4,749	$4,693
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$745	$675
Accrued payroll and employee benefits	237	264
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	3	10
Total current liabilities	987	951
Notes payable and long-term debt, net of current portion	1,156	1,164
Other long-term liabilities	166	168
Commitments and contingencies (Notes 10 and 11)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at April 3, 2015 and January 30, 2015	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,245	2,214
Accumulated other comprehensive loss	(12)	(11)
Total stockholder's equity	2,440	2,410
	$4,749	$4,693

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Revenues	$1,246	$1,312
Costs and expenses:
Cost of revenues	1,093	1,141
Selling, general and administrative expenses	75	84
Asset impairment charges	40	—
Operating income	38	87
Non-operating income (expense):
Interest expense, net	(11)	(18)
Other (expense) income, net	(1)	2
Income from continuing operations before income taxes	26	71
Income tax expense	(1)	(25)
Income from continuing operations	25	46
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(13)
Income tax benefit	18	5
Income (loss) from discontinued operations	18	(8)
Net income	$43	$38

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Net income	$43	$38
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2)	—
Deferred taxes	1	—
Foreign currency translation adjustments, net of tax	(1)	—
Pension liability adjustments, net of tax	(1)	—
Total other comprehensive (loss) income, net of tax	(2)	—
Comprehensive income	$41	$38

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Cash flows from operations:
Net income	$43	$38
(Income) loss from discontinued operations	(18)	8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12	18
Stock-based compensation	6	11
Asset impairment charges	40	—
Other	(3)	(2)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	17	(48)
Inventory, prepaid expenses and other current assets	(29)	(36)
Deferred income taxes	23	—
Accounts payable and accrued liabilities	30	22
Accrued payroll and employee benefits	(59)	(32)
Income taxes receivable/payable	(98)	14
Other long-term assets/ liabilities	(6)	(2)
Total cash flows used in operating activities of continuing operations	(42)	(9)
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	15	3
Payments on obligations of Leidos Holdings, Inc.	(43)	(237)
Expenditures for property, plant and equipment	(3)	(10)
Other	1	—
Total cash flows used in investing activities of continuing operations	(30)	(244)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(29)	—
Other	—	1
Total cash flows (used in) provided by financing activities of continuing operations	(29)	1
Decrease in cash and cash equivalents from continuing operations	(101)	(252)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	13	5
Cash provided by investing activities of discontinued operations	6	—
Increase in cash and cash equivalents from discontinued operations	19	5
Total decrease in cash and cash equivalents	(82)	(247)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$377	$183

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering solutions and services that leverage expertise in the national security, health and engineering markets. Leidos, Inc. provides these solutions and services to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements of Leidos include the accounts of its majority-owned and 100%-owned subsidiaries, including Leidos, Inc. The unaudited condensed consolidated financial statements of Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in stockholders' equity in Leidos’ condensed consolidated balance sheets and results in an increase to the related party note. All intercompany transactions and accounts have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Annual Report on Form 10-K.
Fiscal Year End Change
On March 20, 2015, the Board of Directors of the Company approved the amendment and restatement of the bylaws of the Company to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December.
As a result of this change, the Company will file its Annual Report on Form 10-K, which will cover the 11 month period ending on January 1, 2016, as its transition report. This change does not impact the Company's prior year, which ended January 30, 2015.
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in the Company's quarterly Form 10-Q filings, the quarterly information in this Form 10-Q is being presented on a three month basis for the current year which includes the last month of the year ended January 30, 2015. Therefore, the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows reflect the results for the three month period ended April 3, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's business is primarily driven by productive hours and time sold in relation to the solutions and services provided to its customers, as such the productive hours and time sold do not vary materially quarter over quarter. Therefore, the Company does not believe that the change in its year end has a material effect on the comparability of the prior periods presented. As such, the quarterly periods of the prior year have not been recast to correspond with the new quarterly periods.
The following table shows the periods included in each quarter and year end:

Period	Current year	Prior year
First Quarter	January 3, 2015 to April 3, 2015	February 1, 2014 to May 2, 2014
Second Quarter	April 4, 2015 to July 3, 2015	May 3, 2014 to August 1, 2014
Third Quarter	July 4, 2015 to October 2, 2015	August 2, 2014 to October 31, 2014
Year End	January 31, 2015 to January 1, 2016 (transition period)	February 1, 2014 to January 30, 2015
As a result of the overlap of the month of January 2015 between the fourth quarter of the prior year and the first quarter of the current year, $373 million of revenue and $23 million of operating loss from January 2015 is included in the condensed consolidated statements of income and comprehensive income for the three months ended April 3, 2015, which was also included in the Company's results for the year ended January 30, 2015 included in the Company's Form 10-K as filed on March 25, 2015.
In addition, the condensed consolidated statement of cash flows includes an adjustment as a result of the January 2015 overlap described above. The total adjustment was $16 million, primarily due to $47 million of cash used in financing activities, partially offset by cash flows from discontinued operations of $20 million.
Separation Transaction and Restructuring Expenses
During the year ended January 31, 2014, Leidos completed the spin-off of its technical services and enterprise information technology services business. In anticipation of the spin-off, the Company initiated a program to align the Company’s cost structure for post-spin-off and incurred severance and lease termination costs.
For the three months ended April 3, 2015 and May 2, 2014, for continuing operations, the Company incurred approximately $2 million and $1 million, respectively, of lease termination expenses in its Corporate and Other segment related to an adjustment to reserves established in prior years for loss on leases in connection with revised sublease income assumptions. The separation transaction and restructuring expenses are recorded within "Selling, general and administrative expenses" in the Company's condensed consolidated statements of income. The lease termination liability as of April 3, 2015 and January 30, 2015 was $10 million and $11 million, respectively, of which the change reflects cash payments. The Company does not expect to incur significant additional separation transaction and restructuring expenses in the current year related to the spin-off transaction.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments other than derivatives, which include cash equivalents and long-term investments, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximate their fair values. The fair value of long-term debt (see Note 5) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents. The Company's cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input).
Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value (Level 2 input). At April 3, 2015, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis included goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions, as such the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $4 million and an increase of $0.04 per diluted share for the three months ended April 3, 2015. Aggregate changes in contract estimates resulted in an increase to operating income of $11 million and an increase of $0.09 per diluted share for the three months ended May 2, 2014.
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$1
Stock issued in lieu of cash dividends	$1	$1
Accrued dividends declared	$25	$—
Cash paid for income taxes, net of refunds (including discontinued operations)	$60	$5

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or point in time). The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. In April 2015, the FASB proposed a one-year deferral of the effective date of the ASU to December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's condensed consolidated financial position, results of operations, or cash flows.
Various other accounting standards updates were issued but are not effective for the Company until periods subsequent to April 3, 2015. These updates include guidance to eliminate extraordinary items on the statements of income, guidance that changes the evaluation criteria for consolidation, and guidance to present debt issuance cost as a reduction of the related debt liability as opposed to an asset. The Company is still evaluating the guidance or does not expect it to have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows.
Note 2—Dispositions:
Dispositions
Plainfield Renewable Energy Holdings LLC
In October 2013, the Company gained control of 100% of the equity interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield") through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination. Plainfield is a 37.5 megawatt biomass-fueled power plant (the "plant").
In March 2015, the Company entered into a definitive agreement to sell 100% of the equity membership interest in Plainfield. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1). The carrying value exceeded the fair value which resulted in approximately $40 million of impairment charges recorded in January 2015 in the Health and Engineering segment. The sale transaction is expected to be completed later in the year ending January 1, 2016.
Discontinued Operations for the Year Ended January 30, 2015
In July 2014, the Company committed to plans to dispose of a business primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation historically included in the Company's Health and Engineering segment. The sale transaction was completed in the third quarter ended October 31, 2014 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Discontinued Operations for the Year Ended January 31, 2014
Separation of New SAIC
The Company completed the spin-off of New SAIC on September 27, 2013. New SAIC was a subsidiary of Leidos prior to the separation date. The spin-off was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements govern the treatment of existing contracts, proposals, and teaming arrangements where New SAIC will jointly perform work after separation on Leidos contracts. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC.
Other Discontinued Operations
Other non-strategic dispositions were historically included in the Company's National Security Solutions segment.
In August 2013, the Company committed to plans to dispose of a business primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter ended May 2, 2014, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in the second quarter ended August 1, 2014 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million, resulting in an immaterial gain on sale as of April 3, 2015.
The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above, for the periods presented were as follows:

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Revenues	$8	$26
Costs and expenses:
Cost of revenues	7	22
Selling, general and administrative expenses (including impairment charges of $9 million for the three months ended May 2, 2014)	3	14
Intangible asset impairment charges	—	3
Operating loss	$(2)	$(13)
Non-operating income	$2	$—
Income (loss) from discontinued operations before income taxes	$—	$(13)

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3—Goodwill and Intangible Assets:
The Company's National Security Solutions ("NSS") and Health and Engineering ("HES") reportable segments contain goodwill. The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HES	Total
	(in millions)
Goodwill at January 31, 2014	$788	$905	$1,693
Goodwill impairment charges	—	(486)	(486)
Goodwill at January 30, 2015	$788	$419	$1,207
Adjustments	—	—	—
Goodwill at April 3, 2015	$788	$419	$1,207
Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the three months ended April 3, 2015 and May 2, 2014. During the second quarter ended August 1, 2014, as part of its normal quarterly procedures, the Company considered both qualitative and quantitative factors associated with each of the Company's reporting units and determined that there were indicators that the carrying values of the Health Solutions and Engineering reporting units may not be fully recoverable due to operating performance shortfalls and forecasted declines of revenues and operating income. The Company performed an interim evaluation for these reporting units that resulted in impairments of the goodwill carrying value. No goodwill impairments were identified as part of the Company's annual goodwill impairment evaluation performed in the prior year.
Intangible assets consisted of the following:

	April 3, 2015			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$71	$(59)	$12	$70	$(57)	$13
Software and technology	60	(41)	19	52	(41)	11
Total finite-lived intangible assets	131	(100)	31	122	(98)	24
Indefinite-lived intangible assets:
In-process research and development	—	—	—	9	—	9
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	13	—	13
Total intangible assets	$135	$(100)	$35	$135	$(98)	$37
The gross carrying value of finite-lived intangible assets increased from January 30, 2015 due to the addition of an in-process research and development intangible asset that reached technological feasibility and began amortizing as a software and technology intangible asset over its useful life of nine years.
Amortization expense related to amortizable intangible assets was $2 million for the three months ended April 3, 2015 and $5 million for the three months ended May 2, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated annual amortization expense related to finite-lived intangible assets as of April 3, 2015 was as follows:

Year Ending
(in millions)
January 1, 2016 (remainder of year)	$7
Fiscal 2016	8
Fiscal 2017	6
Fiscal 2018	4
Fiscal 2019	2
Fiscal 2020 and thereafter	4
$31
Note 4—Derivative Instruments and Hedging Activities:
The Company uses a risk management policy to assess and manage cash flow and fair value exposure. The policy permits the use of derivative instruments with certain restrictions. The Company uses interest rate swaps to hedge its fixed rate debt against changes in fair value due to variability in interest rates. The Company does not hold derivative instruments for trading or speculative purposes.
In September 2014, the Company entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on the Company's fixed rate 4.45% notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate), which effectively converted the debt into floating interest rate debt. Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.
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
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheet is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	April 3, 2015	January 30, 2015	Balance sheet line item	April 3, 2015	January 30, 2015
(in millions)
Other assets	$15	$17	Notes payable and long-term debt, net of current portion	$15	$17

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Debt:
Revolving Credit Facility
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the third quarter ended October 31, 2014, the Company amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. In connection with the amendment to the credit facility, the Company exercised its right under the credit agreement to voluntarily reduce the combined commitments of the lenders from $750 million to $500 million. The maturity date of the credit facility is March 2017. As of April 3, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 until no later than January 29, 2016 and 3.75 to 1.0 thereafter, and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of April 3, 2015. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of April 3, 2015 is $500 million.
Other covenants in the credit facility restrict certain of the Company’s activities, including, among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act ("ERISA") events, material monetary judgments, change of control events, and the material inaccuracy of the Company’s representations and warranties. In addition, the Company's ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in the revolving credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	April 3, 2015	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$464	$466
$300 million notes, which mature in December 2040	5.95%	6.03%	228	232
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.85%	181	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-3.7%	Various	37	38
Total notes payable and long-term debt			$1,158	$1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,156	$1,164
Fair value of notes payable and long-term debt			$1,148	$1,152

(1)
As a result of executing the interest rate swap agreements, the carrying value of $464 million includes a fair value adjustment of $15 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to April 3, 2015.

The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities, and credit risk similar to the Company’s existing debt arrangements.
During the first quarter ended April 3, 2015, the Company repurchased in the open market and retired principal amounts of $15 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040, including $11 million repurchased in January 2015, and $14 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033, including $13 million repurchased in January 2015. For the first quarter ended April 3, 2015, the Company recorded an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $1 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $28 million for the first quarter ended April 3, 2015, including $23 million in January 2015, and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain on extinguishment of debt in "Other (expense) income, net" in the Company’s condensed consolidated statements of income.
Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of April 3, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these condensed consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos’ amended and restated revolving credit facility maturing in 2017. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.50% notes and $250 million 7.13% notes.
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. The note receivable also includes the distribution of the assets and liabilities of New SAIC that occurred at the time of the separation in September 2013. As of April 3, 2015, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.4 billion.
Note 7—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	April 3, 2015	January 30, 2015
	(in millions)
Foreign currency translation adjustments, net of taxes of $0 million as of April 3, 2015 and January 30, 2015, respectively	$—	$1
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of April 3, 2015 and January 30, 2015, respectively	(4)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $4 million and $5 million as of April 3, 2015 and January 30, 2015, respectively	(8)	(7)
Total accumulated other comprehensive loss, net of taxes of $7 million and $8 million as of April 3, 2015 and January 30, 2015, respectively	$(12)	$(11)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt for the first quarter ended April 3, 2015 were not material. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the period. Reclassifications for unrecognized gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Other (expense) income, net".
Note 8—Earnings Per Share (EPS):
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

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Basic weighted average number of shares outstanding	73	77
Dilutive common share equivalents—stock options and other stock awards	2	1
Diluted weighted average number of shares outstanding	75	78
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the three months ended April 3, 2015, there were 1 million of outstanding stock option awards that were antidilutive. For the three months ended May 2, 2014, there were 2 million and 1 million of outstanding stock options and vesting stock awards, respectively, that were antidilutive.
In the year ended January 30, 2015, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $200 million, resulting in a delivery of 4.5 million shares, completed during the first quarter ended May 2, 2014. The final delivery of approximately 0.8 million shares was completed during the second quarter ended August 1, 2014.
In the year ended January 31, 2014, we entered into an ASR agreement with a different financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $300 million, resulting in an initial delivery of 5.6 million shares of our outstanding shares of common stock. The final delivery of approximately 1.0 million shares was completed during the first quarter ended May 2, 2014.
The delivery of 6.3 million shares of Leidos common stock for both ASR purchases for the year ended January 30, 2015 was additive to the shares repurchased during the year ended January 31, 2014 and reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 9—Business Segment Information:
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Revenues:
National Security Solutions	$862	$944
Health and Engineering	385	372
Corporate and Other	(1)	(4)
Total revenues	$1,246	$1,312

Operating income (loss):
National Security Solutions	$62	$77
Health and Engineering	(7)	23
Corporate and Other	(17)	(13)
Total operating income	$38	$87
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
Note 10—Legal Proceedings:
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
Data Privacy Litigation
The Company was previously a defendant in a putative class action, In Re: Science Applications International Corporation ("SAIC") Backup Tape Data Theft Litigation, which was a Multidistrict Litigation ("MDL") action in U.S. District Court for the District of Columbia relating to the theft of computer back-up tapes from a vehicle of a company employee. In May 2014, the District Court dismissed all but two plaintiffs from the MDL action. In June 2014, Leidos and its co-defendant, TRICARE, entered into settlement agreements with the remaining two plaintiffs who subsequently dismissed their claims with prejudice.
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
In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for approximately $15 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $42 million. The Customer has yet to satisfy the arbitral award. The Company is

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company has a right to appeal the annulment decision to the Supreme Court of Greece to have the arbitral award reinstated. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of a possible appeal in Greece and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the three months ended April 3, 2015 and May 2, 2014. As of April 3, 2015, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of April 3, 2015, the Company has $11 million of receivables relating to value added tax ("VAT") that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $27 million for VAT and the Customer has failed to make payment. If the Customer fails to pay the outstanding VAT amounts or the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of April 3, 2015, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $17 million as of April 3, 2015, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings. On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company would receive 35% of the proceeds obtained by VirnetX under this settlement with Microsoft after reduction for attorneys' fees and costs incurred in litigating those claims. The Company and VirnetX are currently in discussions regarding the allocation of these proceeds. No assurances can be given as to when or if the Company will receive any proceeds in connection with these matters. In addition, if the Company receives any proceeds under its agreements with VirnetX, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of April 3, 2015.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and the Company could face penalties, fines, compensatory damages, and suspension or debarment from doing business with governmental agencies. In addition, the Company could suffer serious reputational harm if allegations of impropriety were made against Leidos. Adverse findings could also have a material adverse effect on the Company’s business, condensed consolidated financial position, results of operations, and cash flows due to its reliance on government contracts.
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
Pursuant to the Distribution Agreement with New SAIC and upon the separation date, the Company's liability of $45 million of net amounts to be refunded to customers for potential adjustments from such audit or review of contract costs was allocated to New SAIC in the amount of $18 million and the Company in the amount of $27 million. For open periods prior to the spin-off, matters may be settled by the Company with reimbursements due from New SAIC. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be apportioned between Leidos and New SAIC in accordance with the Distribution Agreement.
As of April 3, 2015, the Company has recorded a total liability of $46 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to 2014. With a few exceptions, as of April 3, 2015, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2012.
As of April 3, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $20 million, $5 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $15 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax.
While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

The Company is subject to periodic audits by government agencies for taxes other than income taxes. The Company does not believe that the outcome of any other such tax matters would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $67 million as of April 3, 2015, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $233 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years. Certain letters of credit and surety bonds have auto-renewal periods that will extend their expiration dates past the next five fiscal years.

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition, and the performance and carrying value of our assets. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
All amounts in this "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)" are presented for our continuing operations.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos , Leidos, Inc., and its consolidated subsidiaries.
On March 20, 2015, our Board of Directors approved the amendment and restatement of our bylaws to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, we will file our Annual Report on Form 10-K, which will cover the 11 month period ending on January 1, 2016, as our transition report. This change does not impact our prior year, which ended January 30, 2015.
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, the quarterly information in this Form 10-Q is being presented on a three month basis for the current year which includes the last month of the year ended January 30, 2015. The prior year information is being presented on the basis of our prior year fiscal calendar. Therefore, the quarterly information presented in our MD&A is for the three months ended April 3, 2015 and the comparable prior year period is for the three months ended May 2, 2014. We do not believe that the change in our year end has a material effect on the comparability of the prior periods presented as our business is primarily driven by productive hours and time sold which is comparable period over period.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad, and state and local government agencies. We operate in the following segments: National Security Solutions; Health and Engineering; and Corporate and Other.
Our National Security Solutions segment provides solutions and systems for air, land, sea, space and cyberspace for the U.S. intelligence community, the DoD, the military services, the U.S. Department of Homeland Security and government agencies of U.S. allies abroad. Our solutions deliver technology, large-scale intelligence systems, command and control, data analytics, cybersecurity, logistics, and intelligence analysis and operations support to critical missions around the world.
Within our Health and Engineering segment, our Health business provides services and solutions to commercial hospitals and the DoD as well as conducts research and development for U.S. Government and Commercial enterprises in the life sciences field. Our healthcare business is focused on improving the overall availability and quality of data and services that ultimately improves the quality of care while lowering cost for our customers. Our Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for our customers.
Key financial results during the three months ended April 3, 2015 include:

•
Revenues for the three months ended April 3, 2015 decreased 5% from the three months ended May 2, 2014. The revenue contraction for the quarter was due to a decrease in National Security Solutions segment revenues of 9% offset by an increase in Health and Engineering segment revenues of 3%.

•
Operating income from continuing operations was $38 million for the three months ended April 3, 2015 down from $87 million for the three months ended May 2, 2014. The decrease in operating income from continuing operations was primarily due to $40 million of tangible asset impairment charges associated with adjusting the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to terms of a definitive selling agreement entered into in March 2015.

•
Diluted earnings per share from continuing operations for the three months ended April 3, 2015 was $0.31 as compared to $0.57 in the three months ended May 2, 2014, primarily due to the aforementioned operating income from continuing operations decrease of $49 million, partially offset by a decrease in the diluted weighted average number of shares outstanding of 3 million shares, or 4%, primarily due to share repurchases.

•
Cash and cash equivalents decreased $82 million during the three months ended April 3, 2015 primarily due to cash used in operations of $42 million, debt repurchases payments of $28 million, and dividend payments of $24 million.

•
Net bookings (as defined in “Key Performance Measures—Bookings and Backlog”) were approximately $891 million for the three months ended April 3, 2015. Total backlog was $7.5 billion at April 3, 2015 and $7.8 billion at January 30, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Business Environment and Trends
U.S. Government Markets
For the year ended January 30, 2015, we generated approximately 79% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 67% of our total revenues for the year ended January 30, 2015. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
We continue to believe that U.S. Government budget deficits and the national debt have created increasing pressure to examine and reduce spending across all federal agencies. The Budget Control Act of 2011 raised the U.S. Government’s debt ceiling and imposed 10-year discretionary spending sequestration caps expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include nearly $500 billion in DoD baseline spending reductions over 10 years, which began to be implemented in the U.S. Government fiscal year ended September 30, 2013.
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

The implementation of sequestration spending cuts and associated government guidance and planning activities has impacted existing contracts, caused program delays and cancellations and caused delays in other government contracting actions. In addition, future implementation of spending cuts may occur as we return to sequestration in the U.S. Government fiscal year 2016 could cause further delays in contract awards and continued uncertainty. We continue to evaluate the impact of spending reductions on our businesses. The amount and nature of these federal spending reductions could adversely impact our operations, future revenues, and growth prospects.
Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity ("IDIQ") and U.S. General Services Administration ("GSA") contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts, reduced backlogs by shortening periods of performance on contracts, and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of our Annual Report on Form 10-K.
Commercial Markets
Sales to customers in commercial markets (approximately 17% of total revenues for the year ended January 30, 2015) help to diversify us from reliance upon U.S. Government business. Among the commercial markets we serve, the addressable market for our commercial electronic health record (“EHR”) implementation consulting services has become increasingly competitive. Pressure factors in this market include wider adoption and maturation of the life cycle of initial EHR system implementations and adverse pricing pressure, as software providers for EHR systems are increasingly competing for EHR consulting services. Our healthcare provider customers are also facing economic challenges with lower levels of Medicare reimbursement and the advent of outcome-based Medicare reimbursements. In addition, the timing of EHR consulting projects that we rely upon for revenue streams are

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

affected by government regulations, which impact the implementation time for system upgrades or implementations designed to comply with Meaningful Use and International Statistical Classification of Diseases and Related Health Problems ("ICD-10") regulations. Implementation requirements for both of these potential sales catalysts have been delayed, which we believe have adversely impacted performance of our commercial health business. It is difficult to predict when or if these factors will improve, and therefore, in the near term, our ability to grow and increase the profitability of our commercial health business remains uncertain.
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
Bookings and Backlog. We received net bookings worth an estimated $891 million during the first quarter ended April 3, 2015. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The estimated value of our total backlog as of the dates presented was as follows:

	April 3, 2015	January 30, 2015
	(in millions)
National Security Solutions:
Funded backlog	$1,786	$1,596
Negotiated unfunded backlog	4,073	4,491
Total National Security Solutions backlog	$5,859	$6,087
Health and Engineering:
Funded backlog	$975	$1,061
Negotiated unfunded backlog	636	645
Total Health and Engineering backlog	$1,611	$1,706
Total:
Funded backlog	$2,761	$2,657
Negotiated unfunded backlog	4,709	5,136
Total backlog	$7,470	$7,793
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
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For additional information regarding the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I of our Annual Report on Form 10-K for the year ended January 30, 2015. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended
	April 3, 2015	May 2, 2014
Cost-reimbursement	48%	48%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	25	28
Firm-fixed price (FFP)	27	24
Total	100%	100%

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
The following table presents changes in labor-related revenues and M&S revenues for the periods presented:

	Three Months Ended
	April 3, 2015	Percent change	May 2, 2014
	(dollars in millions)
Labor-related revenues	$726	(9)%	$802
As a percentage of revenues	58%		61%
M&S revenues	520	2%	510
As a percentage of revenues	42%		39%
The decrease in labor-related revenues is directly correlated to the decrease in employees over the period.
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	April 3, 2015	May 2, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,246	$1,312	$(66)	(5)%
Cost of revenues	1,093	1,141	(48)	(4)%
Selling, general and administrative expenses:
General and administrative	51	55	(4)	(7)%
Bid and proposal	16	19	(3)	(16)%
Internal research and development	8	10	(2)	(20)%
Asset impairment charges	40	—	40	100%
Operating income	38	87	(49)	(56)%
Operating income margin	3.0%	6.6%
Non-operating expense, net	(15)	(18)	3	17%
Income from continuing operations before income taxes	23	69	(46)	(67)%
Income tax expense	—	(24)	24	100%
Income from continuing operations	23	45	(22)	(49)%
Income (loss) from discontinued operations, net of tax	18	(8)	26	NM
Net income	$41	$37	$4	11%
NM - Not meaningful

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

We classify indirect costs incurred within or allocated to our government customers as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards. Effective January 31, 2015, we updated our disclosure statements, resulting in certain costs being classified differently either as cost of revenues or as general and administrative expenses on a prospective basis. These changes did not have an overall impact on the total expense or income reported.
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates resulted in an increase to operating income of $4 million and an increase of $0.04 per diluted share for the three months ended April 3, 2015. Aggregate changes in contract estimates resulted in an increase to operating income of $11 million and an increase of $0.09 per diluted share for the three months ended May 2, 2014.
Long-Lived Asset Impairment Evaluations.
Property, Plant & Equipment Evaluation. In March 2015, we entered into a definitive agreement to sell 100% of our equity membership interest in Plainfield. We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $40 million of tangible asset impairment charges. The sale transaction is subject to certain closing conditions, including regulatory approval, and is expected to be completed later in the year ending January 1, 2016.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended
National Security Solutions	April 3, 2015	May 2, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$862	$944	$(82)	(9)%
Operating income	62	77	(15)	(19)%
Operating income margin	7.2%	8.2%
National Security Solutions revenues decreased $82 million, or 9%, for the three months ended April 3, 2015 as compared to the three months ended May 2, 2014. Revenue contraction was primarily attributable to contract activities tied to the drawdown of overseas U.S. military forces ($57 million) which includes a reduction of airborne programs that support intelligence collection ($36 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from budget cuts and higher competition resulting in lower contract awards.
National Security Solutions operating income decreased $15 million, or 19%, for the three months ended April 3, 2015 as compared to the three months ended May 2, 2014. This decrease in operating income was primarily attributable to a decrease in revenues ($7 million), a decrease in net favorable changes in contract estimates ($9 million) and facilities exit costs ($4 million), partially offset by decreases in indirect costs.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Health and Engineering revenues and operating (loss) income for the periods presented:

	Three Months Ended
Health and Engineering	April 3, 2015	May 2, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$385	$372	$13	3%
Operating (loss) income	(7)	23	(30)	(130)%
Operating (loss) income margin	(1.8)%	6.2%
Health and Engineering revenues increased $13 million, or 3%, for the three months ended April 3, 2015 as compared to the three months ended May 2, 2014. The revenue growth reflects higher sales volume in our engineering business ($49 million) and the security products business ($4 million), which were partially offset by decreased demand in our health business ($40 million).
Health and Engineering operating loss was $7 million for the three months ended April 3, 2015 as compared to operating income of $23 million for the three months ended May 2, 2014. Operating loss for the three months ended April 3, 2015 was impacted by an impairment charge to adjust the carrying values of the Plainfield plant's assets to their fair values based on the estimated selling price of the business ($40 million). The three months ended April 3, 2015 also benefited from higher sales in our security products business which typically generate higher margins, a reduction in indirect costs attributable to our commercial health business ($7 million), recovery of bad debt ($3 million), and net favorable changes in contract estimates ($3 million). The prior year benefited from a favorable ruling on a legal matter ($5 million).
The following table summarizes changes in Corporate and Other operating loss for the periods presented:

	Three Months Ended
Corporate and Other	April 3, 2015	May 2, 2014	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(17)	$(13)	$(4)	(31)%
Corporate and Other operating loss for the three months ended April 3, 2015 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. The three months ended April 3, 2015 includes $10 million in lease termination costs and a provision for a litigation matter.
Non-Operating Expense.
Leidos Holdings, Inc.
Non-operating expense for the three months ended April 3, 2015 decreased $3 million as compared to the three months ended May 2, 2014.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. Interest expense decreased $5 million for the three months ended April 3, 2015 primarily attributable to the repurchase of $29 million of outstanding debt and entering into interest rate swap agreements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Leidos, Inc.
Interest income on Leidos, Inc.'s note with Leidos increased $1 million for the three months ended April 3, 2015 compared to the three months ended May 2, 2014. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. For the three months ended April 3, 2015, our income tax expense was insignificant which resulted in an immaterial effective rate as compared to an income tax expense of $24 million for the three months ended May 2, 2014, resulting in a 34.8% effective tax rate. The effective tax rate for the three months ended April 3, 2015 was favorably impacted by the tax benefit of a capital loss resulting from the conversion of one of our domestic subsidiaries treated as a corporation to a limited liability company ("LLC") regarded as a partnership for U.S. federal and state income tax purposes.
Our valuation allowance for deferred tax assets was $120 million as of April 3, 2015 and January 30, 2015. The valuation allowance was due primarily to the recognition of a deferred tax asset for capital loss carryovers recognized on the LLC conversion and deferred tax assets related to impaired capital investments as we may not generate sufficient capital gains to realize the associated tax benefit.
For the three months ended April 3, 2015, our discontinued operations reflect a tax benefit of $18 million due to the conversion of one of our domestic subsidiaries held in discontinued operations. This conversion resulted in a deemed liquidation for U.S. tax purposes and triggered tax deductions and an income tax benefit.
We file income tax returns in the United States and various state and foreign jurisdictions and have effectively settled with the IRS for all fiscal years prior to fiscal 2014. With a few exceptions, as of April 3, 2015, we are no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2012.
As of April 3, 2015, we had liabilities for uncertain tax positions of $20 million, $5 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. The resolution of certain of these tax matters could result in a $15 million reduction in our uncertain tax positions within the next twelve months.
Liquidity and Capital Resources
Overview of Liquidity
We had $377 million in cash and cash equivalents at April 3, 2015, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow up to $500 million under our revolving credit facility. The available borrowing capacity under the revolving credit facility is $500 million as of April 3, 2015.
Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends, debt retirement, and acquisitions of businesses.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. During the first quarter ended April 3, 2015, we paid $28 million to repurchase and retire a principal amount of $29 million of outstanding debt. Included in this amount is $23 million paid in January 2015 to retire a principal amount of $24 million of outstanding debt.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	April 3, 2015	May 2, 2014
	(in millions)
Cash used in operating activities of continuing operations	$(42)	$(9)
Cash used in investing activities of continuing operations	(2)	(10)
Cash used in financing activities of continuing operations	(57)	(233)
Cash provided by operating activities of discontinued operations	13	5
Cash provided by investing activities of discontinued operations	6	—
Total decrease in cash and cash equivalents	$(82)	$(247)
Cash Used in Operating Activities of Continuing Operations. Cash flows used in operating activities of continuing operations increased $33 million for the three months ended April 3, 2015 as compared to the three months ended May 2, 2014 primarily attributable to a net increase in working capital of $36 million which was negatively impacted by the payments for the employer defined contribution match ($30 million) and income tax payments ($55 million). This change was partially offset by the impact on accounts receivable attributable to the decrease in the days sales outstanding to 71 days for the three months ended April 3, 2015 as compared to 76 days for the three months ended May 2, 2014 due to the acceleration of customer invoices driven by improvements to our billing process.
Cash Used in Investing Activities of Continuing Operations. We used $2 million in support of investing activities of continuing operations during the three months ended April 3, 2015, primarily to purchase property, plant and equipment. We used $10 million in support of investing activities of continuing operations during the three months ended May 2, 2014, to purchase property, plant and equipment.
Cash Used in Financing Activities of Continuing Operations. We used $57 million of cash in support of financing activities of continuing operations during the three months ended April 3, 2015, including the repayment and retirement of debt of $28 million, the payment of dividends of $24 million and $6 million to repurchase shares of our stock primarily related to employee benefit compensation plans. We used $233 million of cash in support of financing activities of continuing operations during the three months ended May 2, 2014, including the payment of dividends of $24 million and $212 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit compensation plans.
Cash Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations increased $8 million for the three months ended April 3, 2015 as compared to the three months ended May 2, 2014, due to an increase of net income of $24 million associated with the tax benefit received during the current quarter for the conversion of a subsidiary to a LLC, partially offset by a decrease in pre-divestiture operations of $13 million for certain components of our business.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Cash Provided by Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $6 million for the three months ended April 3, 2015 due to cash proceeds received primarily for the sale of a component of our business focused on producing a suite of cybersecurity hardware and associated software and services completed in February 2015.
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
Leidos, Inc. used cash in investing activities of $30 million during the three months ended April 3, 2015, including repayments on its related party note with Leidos of $43 million and $3 million to purchase property, plant, and equipment, primarily offset by proceeds from the related party note with Leidos of $15 million. Leidos, Inc. used cash in investing activities of $244 million during the three months ended May 2, 2014, including repayments on its related party note with Leidos of $237 million and $10 million to purchase property, plant, and equipment, offset by proceeds from the related party note with Leidos of $3 million.
Outstanding Indebtedness
In September 2014, we entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six month LIBOR rate (the benchmark interest rate), which effectively converted a portion of our debt into floating interest rate debt. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.
Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	April 3, 2015	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$464	$466
$300 million notes, which mature in December 2040	5.95%	6.03%	228	232
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.85%	181	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-3.7%	Various	37	38
Total notes payable and long-term debt			$1,158	$1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,156	$1,164
Fair value of notes payable and long-term debt			$1,148	$1,152

(1)
As a result of executing the interest rate swap agreements, the carrying value of $464 million includes a fair value adjustment of $15 million attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to April 3, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

During the first quarter ended April 3, 2015, we repurchased in the open market and retired principal amounts of $15 million on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040, including $11 million repurchased in January 2015, and $14 million on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033, including $13 million repurchased in January 2015. For the first quarter ended April 3, 2015, we recorded an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $1 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $28 million for the first quarter ended April 3, 2015, including $23 million in January 2015, and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. We recorded the gain on extinguishment of debt in "Other (expense) income, net" in the condensed consolidated statements of income.
The notes payable outstanding as of April 3, 2015 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of April 3, 2015.
Credit Facility. We have a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. During the three months ended October 31, 2014, we amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that we are required to maintain. In connection with the amendment to the credit facility, we exercised our right under the credit agreement to voluntarily reduce the combined commitment of the lenders from $750 million to $500 million. The maturity date of the facility is March 2017. As of April 3, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA (adjusted for other items as defined in the credit facility) of not more than 4.0 to 1.0 no later than January 29, 2016 and 3.75 to 1.0 thereafter and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of April 3, 2015. A failure to meet these financial covenants in the future could eliminate our borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of April 3, 2015 is $500 million.
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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 10 - Legal Proceedings and Note 11 - Other Commitments and Contingencies of the combined notes to the condensed consolidated financial statements for the three months ended April 3, 2015 contained within this Quarterly Report on Form 10-Q.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
We have several critical accounting policies, which were described in our Annual Report on Form 10-K for the year ended January 30, 2015, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments. Typically, the circumstances that make these judgments difficult, subjective, and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the three months ended April 3, 2015.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1 - Summary of Significant Accounting Policies of the combined notes to the condensed consolidated financial statements for the first quarter ended April 3, 2015 contained within this Quarterly Report on Form 10-Q.
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
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of January 30, 2015, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the year ended January 30, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 3, 2015, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 10 - Legal Proceedings of the combined notes to the condensed consolidated financial statements for the three months ended April 3, 2015 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 11 - Other Commitments and Contingencies—Government Investigations and Reviews of the combined notes to the condensed consolidated financial statements for the three months ended April 3, 2015 contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 30, 2015.
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
The following table presents repurchases of Leidos common stock during the quarter ended April 3, 2015:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
January 3, 2015 - January 31, 2015	390	$43.00	—	8,113,674
February 1, 2015 - February 28, 2015	909	43.47	—	8,113,674
March 1, 2015 - March 31, 2015	43,672	43.43	—	8,113,674
April 1, 2015 - April 3, 2015	69,661	42.16	—	8,113,674
Total	114,632	$42.66	—

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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.

3.2	Amended and Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.

10.1
Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated March 24, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.

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
Date: May 12, 2015

Leidos Holdings, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: May 12, 2015

Leidos, Inc.

/s/ Mark W. Sopp
Mark W. Sopp Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.

3.2	Amended and Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.
10.1
Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated March 24, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on March 25, 2015.

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