Form 10-Q
period 2015-07-03
Leidos Holdings, Inc.; Leidos, Inc.
filed 2015-08-05
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of July 24, 2015 was as follows:

Leidos Holdings, Inc.	72,063,425 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

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
In March 2015, the Company announced a change to its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. The year-to-date results are for the six months ended July 3, 2015, which includes the last month of the previous fiscal year ended January 30, 2015, whereas the results for the prior period are for the six months ended August 1, 2014. The quarterly results are for the three months ended July 3, 2015, whereas the results for the prior period are for the three months ended August 1, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 3, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$365	$443
Receivables, net	929	896
Inventory, prepaid expenses and other current assets	299	273
Assets held for sale	99	—
Assets of discontinued operations	—	6
Total current assets	1,692	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $315 million and $313 million at July 3, 2015 and January 30, 2015, respectively)	178	308
Goodwill and intangible assets, net	1,239	1,244
Deferred income taxes	14	14
Other assets	88	97
	$3,211	$3,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$716	$675
Accrued payroll and employee benefits	273	264
Notes payable and long-term debt, current portion	2	2
Liabilities held for sale	2	—
Liabilities of discontinued operations	3	10
Total current liabilities	996	951
Notes payable and long-term debt, net of current portion	1,127	1,164
Other long-term liabilities	169	168
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at July 3, 2015 and January 30, 2015	—	—
Common stock, $.0001 par value, 500 million shares authorized, 72 million and 74 million shares issued and outstanding at July 3, 2015 and January 30, 2015, respectively	—	—
Additional paid-in capital	1,336	1,433
Accumulated deficit	(406)	(424)
Accumulated other comprehensive loss	(11)	(11)
Total stockholders’ equity	919	998
	$3,211	$3,281

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions, except per share amounts)
Revenues	$1,257	$1,306	$2,503	$2,618
Costs and expenses:
Cost of revenues	1,113	1,119	2,206	2,260
Selling, general and administrative expenses	51	87	126	171
Goodwill impairment charges	—	486	—	486
Asset impairment charges	29	24	69	24
Operating income (loss)	64	(410)	102	(323)
Non-operating income (expense):
Interest expense, net	(14)	(19)	(28)	(39)
Other income (expense), net	2	(1)	1	1
Income (loss) from continuing operations before income taxes	52	(430)	75	(361)
Income tax expense	(15)	(9)	(15)	(33)
Income (loss) from continuing operations	37	(439)	60	(394)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	2	—	(11)
Income tax (expense) benefit	—	(1)	18	4
Income (loss) from discontinued operations	—	1	18	(7)
Net income (loss)	$37	$(438)	$78	$(401)
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.51	$(5.93)	$0.82	$(5.25)
Income (loss) from discontinued operations	—	0.01	0.25	(0.10)
	$0.51	$(5.92)	$1.07	$(5.35)
Diluted:
Income (loss) from continuing operations	$0.50	$(5.93)	$0.80	$(5.25)
Income (loss) from discontinued operations	—	0.01	0.24	(0.10)
	$0.50	$(5.92)	$1.04	$(5.35)
Weighted average number of common shares outstanding:
Basic	73	74	73	75
Diluted	74	74	75	75

Cash dividends declared per share	$0.32	$0.32	$0.64	$0.64

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Net income (loss)	$37	$(438)	$78	$(401)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	—	—	(1)	—
Pension liability adjustments	—	—	(1)	—
Deferred taxes	1	—	1	—
Pension liability adjustments, net of tax	1	—	—	—
Total other comprehensive income (loss), net of tax	1	—	(1)	—
Comprehensive income (loss)	$38	$(438)	$77	$(401)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 3, 2015	August 1, 2014
	(in millions)
Cash flows from operations:
Net income (loss)	$78	$(401)
(Income) loss from discontinued operations	(18)	7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24	34
Stock-based compensation	14	23
Goodwill impairment charges	—	486
Asset impairment charges	69	24
Other	(1)	5
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	63	(56)
Inventory, prepaid expenses and other current assets	(10)	9
Deferred income taxes	23	—
Accounts payable and accrued liabilities	14	(35)
Accrued payroll and employee benefits	(20)	12
Income taxes receivable/payable	(111)	11
Other long-term assets/liabilities	(16)	(4)
Total cash flows provided by operating activities of continuing operations	109	115
Cash flows from investing activities:
Expenditures for property, plant and equipment	(8)	(22)
Payments on accrued purchase price related to prior acquisition	(13)	—
Proceeds from sale of assets	5	—
Proceeds from U.S. Treasury cash grant	—	80
Total cash flows (used in) provided by investing activities of continuing operations	(16)	58
Cash flows from financing activities:
Payments of notes payable and long-term debt	(47)	(1)
Sales of stock and exercises of stock options	3	4
Repurchases of stock and stock received for tax withholdings	(115)	(212)
Dividend payments	(48)	(48)
Other	1	1
Total cash flows used in financing activities of continuing operations	(206)	(256)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
(UNAUDITED)

	Six Months Ended
	July 3, 2015	August 1, 2014
	(in millions)
Decrease in cash and cash equivalents from continuing operations	(113)	(83)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	13	3
Cash provided by investing activities of discontinued operations	6	8
Increase in cash and cash equivalents from discontinued operations	19	11
Total decrease in cash and cash equivalents	(94)	(72)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$365	$358

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 3, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$365	$443
Receivables, net	929	896
Inventory, prepaid expenses and other current assets	299	273
Assets held for sale	99	—
Assets of discontinued operations	—	6
Total current assets	1,692	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $315 million and $313 million at July 3, 2015 and January 30, 2015, respectively)	178	308
Goodwill and intangible assets, net	1,239	1,244
Deferred income taxes	14	14
Other assets	88	97
Note receivable from Leidos Holdings, Inc.	1,561	1,412
	$4,772	$4,693
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$716	$675
Accrued payroll and employee benefits	273	264
Notes payable and long-term debt, current portion	2	2
Liabilities held for sale	2	—
Liabilities of discontinued operations	3	10
Total current liabilities	996	951
Notes payable and long-term debt, net of current portion	1,127	1,164
Other long-term liabilities	169	168
Commitments and contingencies (Notes 10 and 11)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at July 3, 2015 and January 30, 2015	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,284	2,214
Accumulated other comprehensive loss	(11)	(11)
Total stockholder's equity	2,480	2,410
	$4,772	$4,693

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Revenues	$1,257	$1,306	$2,503	$2,618
Costs and expenses:
Cost of revenues	1,113	1,119	2,206	2,260
Selling, general and administrative expenses	51	87	126	171
Goodwill impairment charges	—	486	—	486
Asset impairment charges	29	24	69	24
Operating income (loss)	64	(410)	102	(323)
Non-operating income (expense):
Interest expense, net	(10)	(16)	(21)	(34)
Other income (expense), net	2	(1)	1	1
Income (loss) from continuing operations before income taxes	56	(427)	82	(356)
Income tax expense	(17)	(10)	(18)	(35)
Income (loss) from continuing operations	39	(437)	64	(391)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	2	—	(11)
Income tax (expense) benefit	—	(1)	18	4
Income (loss) from discontinued operations	—	1	18	(7)
Net income (loss)	$39	$(436)	$82	$(398)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Net income (loss)	$39	$(436)	$82	$(398)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	—	—	(1)	—
Pension liability adjustments	—	—	(1)	—
Deferred taxes	1	—	1	—
Pension liability adjustments, net of tax	1	—	—	—
Total other comprehensive income (loss), net of tax	1	—	(1)	—
Comprehensive income (loss)	$40	$(436)	$81	$(398)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 3, 2015	August 1, 2014
	(in millions)
Cash flows from operations:
Net income (loss)	$82	$(398)
(Income) loss from discontinued operations	(18)	7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24	34
Stock-based compensation	14	23
Goodwill impairment charges	—	486
Asset impairment charges	69	24
Other	(5)	2
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	63	(56)
Inventory, prepaid expenses and other current assets	(10)	9
Deferred income taxes	23	—
Accounts payable and accrued liabilities	14	(35)
Accrued payroll and employee benefits	(20)	12
Income taxes receivable/payable	(111)	11
Other long-term assets/liabilities	(16)	(4)
Total cash flows provided by operating activities of continuing operations	109	115
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	17	55
Payments on obligations of Leidos Holdings, Inc.	(176)	(310)
Expenditures for property, plant and equipment	(8)	(22)
Payments on accrued purchase price related to prior acquisition	(13)	—
Proceeds from sale of assets	5	—
Proceeds from U.S. Treasury cash grant	—	80
Total cash flows used in investing activities of continuing operations	(175)	(197)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(47)	(1)
Total cash flows used in financing activities of continuing operations	(47)	(1)
Decrease in cash and cash equivalents from continuing operations	(113)	(83)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	13	3
Cash provided by investing activities of discontinued operations	6	8
Increase in cash and cash equivalents from discontinued operations	19	11
Total decrease in cash and cash equivalents	(94)	(72)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$365	$358

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering services and solutions that leverage expertise in the national security, health and engineering markets. Leidos, Inc. provides these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements of Leidos and Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the “related party note”), on which interest is recognized. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in stockholders' equity in Leidos’ condensed consolidated balance sheets and results in an increase to the related party note. All intercompany transactions and accounts have been eliminated in consolidation.
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
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in the Company's quarterly Form 10-Q filings, the year-to-date information in this Form 10-Q is being presented on a six month basis for the current year which includes the last month of the year

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended January 30, 2015. Therefore, the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows reflect the results for the six month period ended July 3, 2015.
The Company's business is primarily driven by productive hours and time sold in relation to the services and solutions provided to its customers, as such the productive hours and time sold do not vary materially quarter over quarter. Therefore, the Company does not believe that the change in its year end has a material effect on the comparability of the periods presented. As such, the quarterly periods of the prior year have not been recast to correspond with the new quarterly periods.
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
As a result of the overlap of the month of January 2015 between the fourth quarter of the prior year and the first quarter of the current year, $373 million of revenue and $23 million of operating loss from January 2015 is included in the condensed consolidated statements of income and comprehensive income for the six months ended July 3, 2015, which was also included in the Company's results for the year ended January 30, 2015 included in the Company's Form 10-K as filed on March 25, 2015.
In addition, the condensed consolidated statement of cash flows includes previously reported January results which had $16 million of cash used due to $11 million of cash provided by operating activities, $47 million of cash used in financing activities and $20 million of cash provided by discontinued operations.
Separation Transaction and Restructuring Expenses
During the year ended January 31, 2014, Leidos completed the spin-off of its technical services and enterprise information technology services business. In anticipation of the spin-off, the Company initiated a program to align the Company’s cost structure for post-spin-off and incurred severance and lease termination costs.
For the six months ended July 3, 2015, the Company incurred approximately $2 million of lease termination expenses in its Corporate and Other segment related to an adjustment to reserves established in prior years for loss on leases in connection with revised sublease income assumptions. The Company did not incur any lease termination expenses for the quarter ended July 3, 2015. For the six months ended August 1, 2014, the Company incurred approximately $1 million of lease termination expenses. The Company incurred no lease termination expenses for the quarter ended August 1, 2014. The separation transaction and restructuring expenses are recorded within "Selling, general and administrative expenses" in the Company's condensed consolidated statements of income. The restructuring liability for lease termination expenses as of July 3, 2015 decreased by $2 million to $9 million from January 30, 2015 due to cash payments. The Company does not expect to incur significant additional separation transaction and restructuring expenses in the current year related to the spin-off transaction.
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
Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value.
The Company's financial instruments measured at fair value on a recurring basis using Level 2 inputs consisted of the Company's interest rate swaps on its $450 million fixed rate 4.45% notes. At July 3, 2015, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis included goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions, as such the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At July 3, 2015, the Company's net assets held for sale related to Plainfield were measured at fair value (Level 1). The Company did not have any non-financial instruments measured at fair value on a non-recurring basis using Level 2 or Level 3 inputs at July 3, 2015.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to operating income of $5 million and an increase of $0.04 per diluted share for the quarter ended July 3, 2015, and an increase to operating income of $10 million and an increase of $0.08 per diluted share for the six months ended July 3, 2015. Favorable contract performance resulted in a net increase to operating income of $6 million and an increase of $0.06 per diluted share for the quarter ended August 1, 2014, and an increase to operating income of $18 million and an increase of $0.15 per diluted share for the six months ended August 1, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended
	July 3, 2015	August 1, 2014
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$1
Stock issued in lieu of cash dividends	$1	$2
Accrued dividends declared	$24	$—
Cash paid for interest (including discontinued operations)	$33	$37
Cash paid for income taxes, net of refunds (including discontinued operations)	$87	$12
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or point in time). The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. In July 2015, the FASB approved a one-year deferral of the effective date of the ASU to December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's condensed consolidated financial position, results of operations, or cash flows.
Various other accounting standards updates were issued but are not effective for the Company until periods subsequent to July 3, 2015. These updates include guidance to present debt issuance cost as a reduction of the related debt liability as opposed to an asset; the Company is still evaluating the impact of this update. For the other updates issued, which include guidance to eliminate extraordinary items on the statements of income, guidance that changes the evaluation criteria for consolidation, and guidance regarding the timing surrounding the measurement of retirement benefits for entities; the Company does not expect these updates to have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

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
In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement ("the Agreement") to sell 100% of the equity membership interest in Plainfield. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1). The carrying value exceeded the fair value which resulted in approximately $40 million of impairment charges recorded in January 2015 in the Health and Engineering segment.
During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in certain closing conditions being waived. As a result, the Company determined that a sale of Plainfield was probable and classified Plainfield as "Held for Sale" in Leidos' condensed consolidated balance sheet as of July 3, 2015. Additionally, as of July 3, 2015, the Company adjusted the carrying values of Plainfield's assets down to the fair value of the anticipated consideration to be received pursuant to an amendment to the Agreement (Level 1), resulting in approximately $29 million of asset impairment charges. The adjustment related to a reduction in the purchase price, the recapture of previously recognized tax benefits, and incurred transaction costs.
On July 17, 2015, the Company executed an amendment to the Agreement based on prior negotiations and completed the sale on July 24, 2015 of its equity interests in Plainfield for an aggregate consideration of $101 million, subject to certain adjustments, and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of approximately $29 million (the "Closing Payment") and a secured promissory note for approximately $73 million (the “Note”). Payments under the Note are secured by a general security interest in the personal property of Plainfield, a pledge of the membership interests of Plainfield and a first mortgage on the real property that comprises the Plant. In addition to the Closing Payment and the Note, the Company is eligible to receive certain contingent earn-out payments not to exceed $30 million. The Company will recognize any consideration for the contingent earn-out payments when received.
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
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), previously acquired in fiscal 2011, which is focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million, resulting in an immaterial gain on sale as of July 3, 2015.
The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above, for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Revenues	$6	$20	$14	$46
Costs and expenses:
Cost of revenues	6	21	12	43
Selling, general and administrative expenses (including impairment charges of $9 million for the six months ended August 1, 2014)	—	5	4	19
Intangible asset impairment charges	—	—	—	3
Operating loss	$—	$(6)	$(2)	$(19)
Non-operating income	$—	$8	$2	$8
Income (loss) from discontinued operations before income taxes	$—	$2	$—	$(11)
Note 3—Goodwill and Intangible Assets:
The Company's National Security Solutions ("NSS") and Health and Engineering ("HES") reportable segments contain goodwill. The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HES	Total
	(in millions)
Goodwill at January 31, 2014	$788	$905	$1,693
Goodwill impairment charges	—	(486)	(486)
Goodwill at January 30, 2015	$788	$419	$1,207
Adjustments	—	—	—
Goodwill at July 3, 2015	$788	$419	$1,207
Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the six months ended July 3, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the second quarter ended August 1, 2014, as part of its normal quarterly procedures, the Company considered both qualitative and quantitative factors associated with each of the Company's reporting units and determined that there were indicators that the carrying values of the Health Solutions and Engineering reporting units may not be fully recoverable due to operating performance shortfalls and forecasted declines of revenues and operating income. Based on the unexpected impacts, the Company conducted an interim goodwill impairment test using the two-step quantitative approach.
The Company utilized both the market and income approach as part of the first step of the two-step quantitative goodwill impairment test to determine the estimated fair value of both the Health Solutions and Engineering reporting units (Level 3 fair value measurement).
Based on the first step of the two-step quantitative goodwill impairment test, the Company determined that the fair values of the Health Solutions and Engineering reporting units were below their carrying values. Due to the fact that indicators of impairments existed, the second step of the two-step quantitative goodwill impairment test was performed to determine the implied fair value of goodwill and the impairment amount of the respective reporting units.
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the quarter ended August 1, 2014, which represents the difference between the carrying value and the implied fair value. There were no other goodwill impairment charges recorded for the remaining reporting units. No goodwill impairments were identified as part of the Company's annual goodwill impairment evaluation performed in the prior year.
Intangible assets consisted of the following:

	July 3, 2015			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$70	$(60)	$10	$70	$(57)	$13
Software and technology	61	(43)	18	52	(41)	11
Total finite-lived intangible assets	131	(103)	28	122	(98)	24
Indefinite-lived intangible assets:
In-process research and development	—	—	—	9	—	9
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	13	—	13
Total intangible assets	$135	$(103)	$32	$135	$(98)	$37
The gross carrying value of finite-lived intangible assets increased from January 30, 2015 due to the addition of an in-process research and development intangible asset that reached technological feasibility and began amortizing as a software and technology intangible asset over its useful life of nine years.
Amortization expense related to amortizable intangible assets was $3 million and $5 million for the quarter and six months ended July 3, 2015, respectively, and $5 million and $10 million for the quarter and six months ended August 1, 2014, respectively.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the quarter ended August 1, 2014, the Company determined that certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized an impairment charge of $24 million for the quarter and six months ended August 1, 2014 to reduce the carrying value of these intangible assets to their estimated fair values. Fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3 under the accounting standard for fair value measurement).
The estimated annual amortization expense related to finite-lived intangible assets as of July 3, 2015 was as follows:

Year Ending
(in millions)
January 1, 2016 (remainder of year)	$4
Fiscal 2016	8
Fiscal 2017	6
Fiscal 2018	4
Fiscal 2019	2
Fiscal 2020 and thereafter	4
$28
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheet is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	July 3, 2015	January 30, 2015	Balance sheet line item	July 3, 2015	January 30, 2015
(in millions)
Other assets	$5	$17	Notes payable and long-term debt, net of current portion	$5	$17
Note 5—Debt:
Revolving Credit Facility
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. During the third quarter ended October 31, 2014, the Company amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. In connection with the amendment to the credit facility, the Company exercised its right under the credit agreement to voluntarily reduce the combined commitments of the lenders from $750 million to $500 million. The maturity date of the credit facility is March 2017. As of July 3, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 until no later than January 29, 2016 and 3.75 to 1.0 thereafter, and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of July 3, 2015. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of July 3, 2015 is $500 million.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	July 3, 2015	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$454	$466
$300 million notes, which mature in December 2040	5.95%	6.03%	221	232
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.86%	170	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-3.7%	Various	36	38
Total notes payable and long-term debt			$1,129	$1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,127	$1,164
Fair value of notes payable and long-term debt			$1,114	$1,152

(1)
As a result of executing the interest rate swap agreements, the carrying values of $454 million and $466 million include fair value adjustments of $5 million and $17 million, respectively, attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to July 3, 2015 and January 30, 2015, respectively.

During the quarter and six months ended July 3, 2015, the Company repurchased in the open market and retired principal amounts of $7 million and $22 million, respectively, on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040, and $11 million and $25 million, respectively, on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. For the quarter and six months ended July 3, 2015, the Company recorded an immaterial gain and $1 million gain, respectively, for the Leidos, Inc. notes and an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $17 million and $45 million, for the quarter and six months ended July 3, 2015, respectively, and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The repurchases for the six months ended July 3, 2015 included $11 million and $13 million in principal repurchased in January 2015 on the Company's $300 million 5.95% notes and $300 million 5.50% notes, respectively, at a repurchase price of $23 million. The Company recorded the gain on extinguishment of debt in "Other income (expense), net" in the Company’s condensed consolidated statements of income.
Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due on maturity. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of July 3, 2015.

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
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. The note receivable also includes the distribution of the assets and liabilities of New SAIC that occurred at the time of the separation in September 2013. As of July 3, 2015, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.6 billion.
Note 7—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	July 3, 2015	January 30, 2015
	(in millions)
Foreign currency translation adjustments, net of taxes of $0 million as of July 3, 2015 and January 30, 2015, respectively	$—	$1
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of July 3, 2015 and January 30, 2015, respectively	(4)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $5 million as of July 3, 2015 and January 30, 2015, respectively	(7)	(7)
Total accumulated other comprehensive loss, net of taxes of $8 million as of July 3, 2015 and January 30, 2015, respectively	$(11)	$(11)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt for the quarter and six months ended July 3, 2015 were not material. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the quarter and six months ending July 3, 2015. Reclassifications for unrecognized gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Other income (expense), net".
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Basic weighted average number of shares outstanding	73	74	73	75
Dilutive common share equivalents—stock options and other stock awards	1	—	2	—
Diluted weighted average number of shares outstanding	74	74	75	75
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the quarter and six months ended July 3, 2015, there were 2 million and 1 million of outstanding stock options and vesting stock awards, respectively, that were antidilutive. For the quarter and six months ended August 1, 2014, there were 4 million and 3 million of outstanding stock options and vesting stock awards, respectively, that were antidilutive.
In May 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of the Company's outstanding common stock for an aggregate purchase price of $100 million. During the second quarter ended July 3, 2015, the Company paid $100 million to the financial institution and received a total delivery of 2.4 million shares of its outstanding shares of common stock. All shares delivered were immediately retired. The final value of the total shares delivered of $100 million was allocated to additional paid in capital for the second quarter ended July 3, 2015. The total amount of shares delivered by the financial institution were adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
In the year ended January 30, 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of the Company's outstanding common stock for an aggregate purchase price of $200 million, resulting in a delivery of 4.5 million shares, completed during the first quarter ended May 2, 2014. The final delivery of approximately 0.8 million shares was completed during the second quarter ended August 1, 2014.
In the year ended January 31, 2014, the Company entered into an ASR agreement with a financial institution to repurchase shares of the Company's outstanding common stock for an aggregate purchase price of $300 million, resulting in an initial delivery of 5.6 million shares of the Company's outstanding shares of common stock. The final delivery of approximately 1.0 million shares was completed during the first quarter ended May 2, 2014.
The delivery of Leidos common stock for the ASR purchases reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2015	August 1, 2014	July 3, 2015	August 1, 2014
	(in millions)
Revenues:
National Security Solutions	$879	$925	$1,741	$1,869
Health and Engineering	379	381	764	753
Corporate and Other	(1)	—	(2)	(4)
Total revenues	$1,257	$1,306	$2,503	$2,618

Operating income (loss):
National Security Solutions	$74	$78	$136	$155
Health and Engineering	(7)	(482)	(14)	(459)
Corporate and Other	(3)	(6)	(20)	(19)
Total operating income (loss)	$64	$(410)	$102	$(323)
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
Derivative and Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plantiffs' motions. The plaintiffs filed a notice of appeal on October 30, 2014 to the United States Court of Appeals for the Second Circuit where the appeal remains pending.
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
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for approximately $43 million. The Customer has yet to satisfy the arbitral award. The Company is

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company appealed the annulment decision to the Supreme Court of Greece in January 2015 to have the arbitral award reinstated. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of the appeal in Greece and the Company's pending enforcement action are uncertain.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarter and six months ended July 3, 2015 and for the same periods ending August 1, 2014. As of July 3, 2015, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of July 3, 2015, the Company has $17 million of receivables relating to value added tax ("VAT") and tax withholds by the Greek government that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $28 million for VAT and filed the appropriate tax returns for $5 million of withholds and the Customer has failed to make payment or refund the monies. If the Customer fails to pay the outstanding VAT amounts or tax withholds the Company is unable to recover the amount as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of July 3, 2015, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $17 million as of July 3, 2015, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
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
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings. On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company has recently received from VirnetX proceeds in the amount of $10 million, $8 million of which was received after July 3, 2015, from VirnetX's settlement with Microsoft and VirnetX's settlement of a previous litigation matter against various defendants, including Mitel, Siemens, and Avaya. Pursuant to the agreements with VirnetX, the amount received by the Company includes reimbursement for attorneys' fees and costs incurred by the Company in connection with these litigation matters. In addition, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any material assets or liabilities recorded in connection with this matter as of July 3, 2015.
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
As of July 3, 2015, the Company has recorded a total liability of $44 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews and excludes amounts assumed to be reimbursed by New SAIC.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to 2015. With a few exceptions, as of July 3, 2015, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2012.
As of July 3, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $19 million, $5 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $13 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax.
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $67 million as of July 3, 2015, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $239 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years. Certain letters of credit and surety bonds have auto-renewal periods that will extend their expiration dates past the next five fiscal years.

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
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, the year-to-date information in this Form 10-Q is being presented on a six month basis for the current year which includes the last month of the year ended January 30, 2015. The prior year information is being presented on the basis of our prior year fiscal calendar. Therefore, the quarterly information presented in our MD&A is for the three and six months ended July 3, 2015 and the comparable prior year period is for the three and six months ended August 1, 2014. We do not believe that the change in our year end has a material effect on the comparability of the periods presented as our business is primarily driven by productive hours and time sold which is comparable period over period.
Overview
We are an applied technology company delivering services and solutions that leverage expertise in the national security, health and engineering markets. We bring domain-specific capability to each of our markets, including imagery and signals intelligence, advanced sensing phenomenology, intelligence collection methods, life sciences and power grid engineering. In addition to market-specific capabilities, we have three core areas of technical expertise: data analytics, systems engineering and cybersecurity. Customer needs in our markets span these three core areas of expertise, enabling cross-market innovations for our entire customer set. We provide these services and solutions to government and commercial customers, both domestically and internationally. Leidos' technically advanced solutions have enabled us to build strong ties with our key domestic customers. These customers include

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad, and state and local government agencies. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. We operate in the following segments: National Security Solutions; Health and Engineering; and Corporate and Other.
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
Sales Trend. For the quarter ended July 3, 2015, revenues of $1.3 billion decreased by $49 million, or 4%, compared to the quarter ended August 1, 2014 primarily attributable to contract activities associated with support of Overseas Contingency Operations ("OCO Contracts") and continued decline in our commercial health business. See "Results of Operations" below for further discussion of our segment results.
In the first six months of 2015, revenues associated with OCO Contracts were 4.0% of total revenue, compared to 8.4% in the prior year. Management expects a continued reduction in revenue for the remainder of the year related to OCO Contracts , partially offset by recent awards in our international business. These awards added approximately $2.8 billion to our total backlog for the quarter ended July 3, 2015.
Operating Income Trend. For the quarter ended July 3, 2015, our operating income was $64 million, a $474 million increase compared to the quarter ended August 1, 2014. For the quarter ended July 3, 2015, our operating income margin was 5.1% compared to an operating loss margin of 31.4% in the prior year's quarter. This increase in operating income and margin was primarily due to $510 million of asset impairment charges that occurred during the quarter ended August 1, 2014 as well as $29 million of asset impairment charges that occurred in the current quarter. See "Results of Operations" below for further discussion of our segment results.
From a macroeconomic perspective, our industry is under general competitive pressures due to declining spending from our largest customer and has required and will require a higher level of cost management focus to allow us to remain competitive. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
Business Environment and Trends
U.S. Government Markets
The following are updates based on events that have occurred in the political and economic environment since the filing of our Annual Report on Form 10-K.
In February 2015, the FY 2016 federal budget cycle started with the Executive Branch delivering its requested budget to Congress. The FY 2016 budget request seeks an increase in defense and non-defense spending, including $534 billion for the DoD’s annual budget and an additional $51 billion for Overseas Contingency Operations. The requested funding is $35 billion more than the spending limits within the Budget Control Act (the "BCA"). The Executive Branch and Congress continue to debate defense spending limits, the balance with civil spending and strategies to address the BCA spending caps. The current debate regarding the FY 2016 budget and the balance of spending between National Security and Civil programs could cause further delays in contract awards and continued uncertainty if not resolved by the October 1, 2015 deadline. The amount and nature of these tradeoffs in the final federal budget could adversely impact our operations, future revenues, and growth prospects.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The Temporary Debt Limit Extension Act suspended the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 15, 2015. On March 16, 2015, the Treasury Department began taking “extraordinary measures” to finance the government. If the debt ceiling is not raised, it is anticipated that the debt ceiling will be reached later this year.
Commercial and International Markets
Sales to customers in commercial markets (approximately 17% of total revenues for the year ended January 30, 2015) help to diversify us from reliance upon U.S. Government business. The commercial markets we serve include health and engineering, security products, cybersecurity and logistics services.
Sales to customers in international markets have historically been an insignificant portion of our revenues. Our recent international contract award will further help to diversify us from reliance upon U.S. Government business though will increase our exposure to these markets and the associated international regulatory and geopolitical risks therein.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues.
Bookings and Backlog. We received net bookings worth an estimated $4.0 billion and $4.9 billion during the three and six months ended July 3, 2015. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The estimated value of our total backlog as of the dates presented was as follows:

	July 3, 2015	April 3, 2015	January 30, 2015
	(in millions)
National Security Solutions:
Funded backlog	$1,859	$1,786	$1,596
Negotiated unfunded backlog	6,638	4,073	4,491
Total National Security Solutions backlog	$8,497	$5,859	$6,087
Health and Engineering:
Funded backlog	$921	$975	$1,061
Negotiated unfunded backlog	806	636	645
Total Health and Engineering backlog	$1,727	$1,611	$1,706
Total:
Funded backlog	$2,780	$2,761	$2,657
Negotiated unfunded backlog	7,444	4,709	5,136
Total backlog	$10,224	$7,470	$7,793
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	July 3, 2015	August 1, 2014	Dollar change	Percent change	July 3, 2015	August 1, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,257	$1,306	$(49)	(4)%	$2,503	$2,618	$(115)	(4)%
Cost of revenues	1,113	1,119	(6)	(1)%	2,206	2,260	(54)	(2)%
Selling, general and administrative expenses:
General and administrative	27	57	(30)	(53)%	77	113	(36)	(32)%
Bid and proposal	17	19	(2)	(11)%	34	38	(4)	(11)%
Internal research and development	7	11	(4)	(36)%	15	20	(5)	(25)%
Goodwill impairment charges	—	486	(486)	(100)%	—	486	(486)	(100)%
Asset impairment charges	29	24	5	21%	69	24	45	188%
Operating income (loss)	64	(410)	474	116%	102	(323)	425	132%
Operating margin	5.1%	(31.4)%			4.1%	(12.3)%
Non-operating expense, net	(12)	(20)	8	40%	(27)	(38)	11	29%
Income (loss) from continuing operations before income taxes	52	(430)	482	112%	75	(361)	436	121%
Income tax expense	(15)	(9)	(6)	(67)%	(15)	(33)	18	55%
Income (loss) from continuing operations	37	(439)	476	108%	60	(394)	454	115%
Income (loss) from discontinued operations, net of tax	—	1	(1)	(100)%	18	(7)	25	NM
Net income (loss)	$37	$(438)	$475	108%	$78	$(401)	$479	119%
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
Long-Lived Asset Impairment Evaluations.
Goodwill Interim Impairment Evaluation. In the quarter ended August 1, 2014, our Health Solutions and Engineering reporting units within the Health and Engineering reportable segment were adversely impacted by certain unexpected events that caused us to reassess current year and future year performance expectations for both reporting units. Based on significant declines in revenue volumes and delayed award decisions, we conducted an interim goodwill impairment test using the two-step quantitative approach.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

As a result, we recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the three and six months ended August 1, 2014. See Note 3 within our combined notes to condensed consolidated financial statements for further information.
Property, Plant & Equipment Evaluation. In March 2015, we entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of our equity membership interest in Plainfield. We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement (Level 1 fair value measurement). The carrying value exceeded the fair value which resulted in approximately $40 million of asset impairment charges recorded in January 2015.
During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in certain closing conditions being waived. As a result, management determined that a sale of Plainfield was probable and we classified Plainfield as "Held for Sale" in Leidos' condensed consolidated balance sheets as of July 3, 2015. Additionally, as of July 3, 2015, we adjusted the carrying values of Plainfield's assets down to the fair value of the anticipated consideration to be received pursuant to an amendment to the Agreement (Level 1), resulting in approximately $29 million of asset impairment charges. The adjustment related to a reduction in the purchase price, the recapture of previously recognized tax benefits and incurred transaction costs.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended				Six Months Ended
National Security Solutions	July 3, 2015	August 1, 2014	Dollar change	Percent change	July 3, 2015	August 1, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$879	$925	$(46)	(5)%	$1,741	$1,869	$(128)	(7)%
Operating income	74	78	(4)	(5)%	136	155	(19)	(12)%
Operating income margin	8.4%	8.4%			7.8%	8.3%
National Security Solutions revenues decreased $46 million, or 5%, for the three months ended July 3, 2015 as compared to the three months ended August 1, 2014. Revenue contraction was primarily attributable to contract activities associated with OCO Contracts ($51 million) which includes a reduction of airborne programs that support intelligence collection ($35 million). Excluding the revenue declines associated with OCO Contracts, the remaining revenue for the National Securities Solutions segment increased slightly. OCO Contracts contributed approximately $50 million in revenues for the quarter.
National Security Solutions revenues decreased $128 million, or 7%, for the six months ended July 3, 2015 as compared to the six months ended August 1, 2014. Revenue contraction was primarily attributable to OCO Contracts ($119 million) which includes a reduction of airborne programs that support intelligence collection ($82 million).
National Security Solutions operating income decreased $4 million, or 5%, for the three months ended July 3, 2015 as compared to the three months ended August 1, 2014. This decrease in operating income was primarily attributable to a decrease in revenues, partially offset by reductions in indirect costs along with improved program performance.
National Security Solutions operating income decreased $19 million, or 12%, for the six months ended July 3, 2015 as compared to the six months ended August 1, 2014. The decrease in operating income was primarily attributable to a decrease in revenues ($11 million), a decrease in net favorable changes in contract estimates ($8 million), and facility exit costs which were partially offset by decreases in indirect costs.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Health and Engineering revenues and operating loss for the periods presented:

	Three Months Ended				Six Months Ended
Health and Engineering	July 3, 2015	August 1, 2014	Dollar change	Percent change	July 3, 2015	August 1, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$379	$381	$(2)	(1)%	$764	$753	$11	1%
Operating loss	(7)	(482)	475	99%	(14)	(459)	445	97%
Negative operating margin	(1.8)%	(126.5)%			(1.8)%	(61.0)%
Health and Engineering revenues for the three months ended July 3, 2015 decreased $2 million or 1%, for the three months ended August 1, 2014. The slight revenue contraction reflects higher sales volume in our engineering business ($52 million), which was partially offset by decreased demand in our health business ($33 million) and timing of security product shipments ($21 million).
Health and Engineering revenues increased $11 million, or 1%, for the six months ended July 3, 2015 as compared to the six months ended August 1, 2014. The revenue growth reflects higher sales volume in our engineering business ($101 million), which was partially offset by decreased demand in our health business ($73 million) and timing of security product shipments ($17 million).
Health and Engineering operating loss was $7 million for the three months ended July 3, 2015 as compared to an operating loss of $482 million for the three months ended August 1, 2014. The change in operating loss was primarily due to a $486 million goodwill impairment charge and a $24 million intangible asset impairment charge that occurred during the quarter ended August 1, 2014, partially offset by a $29 million tangible asset impairment charge that occurred during the quarter ended July 3, 2015 to adjust the carrying values of Plainfield's assets to their fair values. The change in operating loss was also offset by lower volume of high margin security product shipments in the quarter.
Health and Engineering operating loss was $14 million for the six months ended July 3, 2015 as compared to an operating loss of $459 million for the six months ended August 1, 2014. The change in operating loss was primarily due to a $486 million goodwill impairment charge and a $24 million intangible asset impairment charge that occurred during the six months ended August 1, 2014, partially offset by a $69 million tangible asset impairment charge that occurred during the six months ended July 3, 2015 to adjust the carrying values of Plainfield's assets to their fair values.
The following table summarizes changes in Corporate and Other operating loss for the periods presented:

	Three Months Ended				Six Months Ended
Corporate and Other	July 3, 2015	August 1, 2014	Dollar change	Percent change	July 3, 2015	August 1, 2014	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(3)	$(6)	$3	50%	$(20)	$(19)	$(1)	(5)%

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Corporate and Other operating loss for the three and six months ended July 3, 2015 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and certain items that are not directly related to the operating performance of the reportable segments.
Non-Operating Expense.
Leidos Holdings, Inc.
Non-operating expense for the three and six months ended July 3, 2015 decreased $8 million and $11 million, respectively, as compared to the three and six months ended August 1, 2014 and was primarily due to a reduction in interest expense.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. Interest expense decreased $6 million and $11 million for the three and six months ended July 3, 2015, respectively, primarily attributable to the repurchase of $18 million and $47 million, respectively, of outstanding debt and entering into interest rate swap agreements.
Leidos, Inc.
Interest income on Leidos, Inc.'s note with Leidos increased $1 million and $2 million for the three and six months ended July 3, 2015, respectively, compared to the three and six months ended August 1, 2014. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. For the three months ended July 3, 2015, our income tax expense was $15 million compared to an income tax expense of $9 million for the three months ended August 1, 2014. The increase in income tax expense was primarily due to higher earnings in the second quarter of 2015 compared to the corresponding period in 2014 partly offset by a $3 million reduction in a valuation allowance as a result of the utilization of a capital loss carryforward.
For the six months ended July 3, 2015, our income tax expense was $15 million as compared to an income tax expense of $33 million for the six months ended August 1, 2014. The decrease in income tax expense was primarily due to the utilization of capital losses to offset historical capital gains.
For the six months ended July 3, 2015, our discontinued operations reflect a tax benefit of $18 million due to the LLC conversion of one of our domestic subsidiaries. This conversion resulted in a deemed liquidation for U.S. tax purposes and triggered tax deductions and an income tax benefit.
Liquidity and Capital Resources
Overview of Liquidity
We had $365 million in cash and cash equivalents at July 3, 2015, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for the next 12 months and beyond will be our existing cash and cash equivalents and cash flows from operations. We may also borrow up to $500 million under our revolving credit facility. The available borrowing capacity under the revolving credit facility is $500 million as of July 3, 2015.
Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, stock repurchases, dividends, debt retirement, and acquisitions of businesses.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In May 2015, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $100 million. During the second quarter ended July 3, 2015, we paid $100 million to the financial institution and received a total delivery of 2.4 million shares of our outstanding shares of common stock. All shares delivered were immediately retired.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. During the three and six months ended July 3, 2015, we paid $17 million and $45 million, respectively, to repurchase and retire a principal amount of $18 million and $47 million, respectively, of outstanding debt. Included in the six months ended July 3, 2015 amount is $23 million paid in January 2015 to retire a principal amount of $24 million of outstanding debt.
We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	July 3, 2015	August 1, 2014
	(in millions)
Cash provided by operating activities of continuing operations	$109	$115
Cash (used in) provided by investing activities of continuing operations	(16)	58
Cash used in financing activities of continuing operations	(206)	(256)
Cash provided by operating activities of discontinued operations	13	3
Cash provided by investing activities of discontinued operations	6	8
Total decrease in cash and cash equivalents	$(94)	$(72)
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations decreased $6 million for the six months ended July 3, 2015 as compared to the six months ended August 1, 2014 due to a decrease in net income adjusted for non-cash items, partially offset by a net increase in working capital of $18 million. Working capital was impacted by a source of cash from accounts receivable attributable to the decrease in the days sales outstanding to 67 days for the six months ended July 3, 2015 as compared to 76 days for the six months ended August 1, 2014 due to the acceleration of customer invoices driven by improvements to our billing process. Working capital was partially offset by a use of cash from an increase of income tax payments for the six months ended July 3, 2015.
Cash (Used in) Provided by Investing Activities of Continuing Operations. We used $16 million in support of investing activities of continuing operations during the six months ended July 3, 2015, primarily due to $13 million paid for income tax related matters in connection with a prior acquisition and capital expenditures of $8 million, offset by proceeds from the sale of property, plant and equipment of $5 million. We had cash flows provided by investing activities of $58 million during the six months ending August 1, 2014 including $80 million of proceeds from the U.S. Treasury cash grant in connection with the Plainfield plant, offset by $22 million to purchase property, plant, and equipment.
Cash Used in Financing Activities of Continuing Operations. We used $206 million of cash in support of financing activities of continuing operations during the six months ended July 3, 2015, including the repayment and retirement

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

of debt of $45 million, the payment of dividends of $48 million and $115 million to repurchase shares of our stock primarily related to the May 2015 ASR as well as repurchases related to employee benefit plans. We used $256 million of cash in support of financing activities of continuing operations during the six months ended August 1, 2014, including the payment of dividends of $48 million and $212 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit plans.
Cash Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations increased $10 million for the six months ended July 3, 2015 as compared to the six months ended August 1, 2014, due to an increase of net income of $31 million associated with the tax benefit received during the six months ended July 3, 2015 for the conversion of a subsidiary to a LLC compared to pre-divestiture net losses during prior period, partially offset by a decrease in pre-divestiture operating activity of $19 million for certain components of our business.
Cash Provided by Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $6 million for the six months ended July 3, 2015 due to cash proceeds received primarily for the sale of a component of our business focused on producing a suite of cybersecurity hardware and associated software and services completed in February 2015.
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
Leidos, Inc. used cash in investing activities of $175 million during the six months ended July 3, 2015, including repayments on its related party note with Leidos of $176 million and $8 million to purchase property, plant, and equipment, primarily offset by proceeds from the related party note with Leidos of $17 million. Leidos, Inc. used cash in investing activities of $197 million during the six months ended August 1, 2014, including repayments on its related party note with Leidos of $310 million and $22 million to purchase property, plant, and equipment, offset by proceeds from the related party note with Leidos of $55 million and $80 million of proceeds from the U.S. Treasury cash grant.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	July 3, 2015	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$454	$466
$300 million notes, which mature in December 2040	5.95%	6.03%	221	232
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.86%	170	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-3.7%	Various	36	38
Total notes payable and long-term debt			$1,129	$1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,127	$1,164
Fair value of notes payable and long-term debt			$1,114	$1,152

(1)
As a result of executing the interest rate swap agreements, the carrying values of $454 million and $466 million include fair value adjustments of $5 million and $17 million, respectively, attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to July 3, 2015 and January 30, 2015, respectively.

During the three and six months ended July 3, 2015, we repurchased in the open market and retired principal amounts of $7 million and $22 million, respectively, on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040, and $11 million and $25 million, respectively, on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. For the three and six months ended July 3, 2015, we recorded an immaterial gain and $1 million gain, respectively, for the Leidos, Inc. notes and an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. notes as part of the partial repayment of the respective notes. The net combined gain represents the difference between the repurchase price of $17 million and $45 million, for the three and six months ended July 3, 2015, respectively, and the net carrying amount of the notes repurchased less the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The repurchases for the six months ended July 3, 2015 included $11 million and $13 million in principal repurchased in January 2015 on our $300 million 5.95% notes and $300 million 5.50% notes, respectively, at a repurchase price of $23 million. We recorded the gain on extinguishment of debt in "Other income (expense), net" in our condensed consolidated statements of income.
The notes payable outstanding as of July 3, 2015 contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of July 3, 2015.
Credit Facility. We have a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc. which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. During the three months ended October 31, 2014, we amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that we are required to maintain. In connection with the amendment to the credit facility, we exercised our right under the credit agreement to voluntarily reduce the combined commitment of the lenders from $750 million to $500 million. The maturity date of the facility is March 2017. As of July 3, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 no later than January 29, 2016 and 3.75 to 1.0 thereafter and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of July 3, 2015. A failure to meet these financial covenants in the future could eliminate our borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of July 3, 2015 is $500 million.
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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 10 - Legal Proceedings and Note 11 - Other Commitments and Contingencies of the combined notes to the condensed consolidated financial statements for the three months ended July 3, 2015 contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the three months ended July 3, 2015 from those discussed in our Annual Report on Form 10- K for the year ended January 30, 2015.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1 - Summary of Significant Accounting Policies of the combined notes to the condensed consolidated financial statements for the three months ended July 3, 2015 contained within this Quarterly Report on Form 10-Q.
Effects of Inflation
Approximately half of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for long-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 3, 2015, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 10 - Legal Proceedings of the combined notes to the condensed consolidated financial statements for the three and six months ended July 3, 2015 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 11 - Other Commitments and Contingencies—Government Investigations and Reviews of the combined notes to the condensed consolidated financial statements for the three and six months ended July 3, 2015 contained within this Quarterly Report on Form 10-Q.
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
The following table presents repurchases of Leidos common stock during the quarter ended July 3, 2015:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
April 4, 2015 - April 30, 2015	19,513	$41.95	—	8,113,674
May 1, 2015 - May 31, 2015 (3)	1,954,005	41.75	1,951,695	6,161,979
June 1, 2015 - June 30, 2015	8,037	41.81	—	6,161,979
July 1, 2015 - July 3, 2015 (3)	444,380	41.74	443,807	5,718,172
Total	2,425,935	$41.75	2,395,502

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

(3)
In May 2015, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution, whereby we paid an aggregate of $100 million and received a total delivery of approximately 2.4 million shares of Leidos outstanding shares of common stock during the second quarter ending July 3, 2015. All shares delivered were immediately retired.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Employment Offer Letter dated June 9, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on June 15, 2015.

10.2
Amendment to Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated July 17, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on July 23, 2015.

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
Date: August 5, 2015

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: August 5, 2015

Leidos, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Employment Offer Letter dated June 9, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on June 15, 2015.

10.2
Amendment to Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated July 17, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on July 23, 2015.

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