Form 10-Q/A
period 2015-07-03
Leidos Holdings, Inc.; Leidos, Inc.
filed 2015-08-07
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note to Amendment No. 1
The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certification filed as Exhibit 32.1 to our Form 10-Q for the quarter ended July 3, 2015, filed on August 5, 2015 (the “Original Filing”) to correct the inadvertent omission of the conformed signature of the Chief Executive Officer on the certification. The certification was fully executed on August 5, 2015 and was in our possession at the time of the Original Filing. Other than as set forth above, this Amendment No. 1 does not modify or update disclosures in the Original Filing. Accordingly, this Amendment No. 1 does not reflect events that may have occurred after the Original Filing or modify or update any related or other disclosures.

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
Date: August 7, 2015

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: August 7, 2015

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