Form 10-Q
period 2015-10-02
Leidos Holdings, Inc.; Leidos, Inc.
filed 2015-10-30
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file numbers 001-33072 and 000-12771

Leidos Holdings, Inc.
Leidos, Inc.
(Exact names of registrants as specified in their charters)

Delaware	20-3562868 and 95-3630868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)

11951 Freedom Drive, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(571) 526-6000
(Registrants' telephone number, including area code)

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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of October 20, 2015 was as follows:

Leidos Holdings, Inc.	72,093,161 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
FORM 10-Q

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
In March 2015, Leidos announced a change to its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. The year-to-date results are for the nine months ended October 2, 2015, which includes the last month of the previous fiscal year ended January 30, 2015, whereas the results for the prior period are for the nine months ended October 31, 2014. The quarterly results are for the three months ended October 2, 2015, whereas the results for the prior period are for the three months ended October 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$635	$443
Receivables, net	844	896
Inventory, prepaid expenses and other current assets	250	273
Assets of discontinued operations	—	6
Total current assets	1,729	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $302 million and $313 million at October 2, 2015 and January 30, 2015, respectively)	178	308
Goodwill and intangible assets, net	1,233	1,244
Deferred income taxes	7	14
Other assets	155	97
	$3,302	$3,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$771	$675
Accrued payroll and employee benefits	267	264
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	1	10
Total current liabilities	1,042	951
Notes payable and long-term debt, net of current portion	1,142	1,164
Other long-term liabilities	164	168
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at October 2, 2015 and January 30, 2015	—	—
Common stock, $.0001 par value, 500 million shares authorized, 72 million and 74 million shares issued and outstanding at October 2, 2015 and January 30, 2015, respectively	—	—
Additional paid-in capital	1,345	1,433
Accumulated deficit	(380)	(424)
Accumulated other comprehensive loss	(11)	(11)
Total stockholders’ equity	954	998
	$3,302	$3,281

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions, except per share amounts)
Revenues	$1,302	$1,276	$3,805	$3,894
Costs and expenses:
Cost of revenues	1,138	1,115	3,344	3,375
Selling, general and administrative expenses	53	72	182	240
Bad debt expense	13	—	10	3
Goodwill impairment charges	—	—	—	486
Asset impairment charges	4	17	73	41
Operating income (loss)	94	72	196	(251)
Non-operating income (expense):
Interest expense, net	(14)	(18)	(42)	(57)
Other income, net	—	—	1	1
Income (loss) from continuing operations before income taxes	80	54	155	(307)
Income tax expense	(31)	(16)	(46)	(49)
Income (loss) from continuing operations	49	38	109	(356)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1)	—	(12)
Income tax (expense) benefit	—	(3)	18	1
(Loss) income from discontinued operations	—	(4)	18	(11)
Net income (loss)	$49	$34	$127	$(367)
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.68	$0.52	$1.49	$(4.75)
(Loss) income from discontinued operations	—	(0.05)	0.25	(0.14)
	$0.68	$0.47	$1.74	$(4.89)
Diluted:
Income (loss) from continuing operations	$0.67	$0.51	$1.47	$(4.75)
(Loss) income from discontinued operations	—	(0.05)	0.25	(0.14)
	$0.67	$0.46	$1.72	$(4.89)
Weighted average number of common shares outstanding:
Basic	72	73	73	75
Diluted	73	74	74	75

Cash dividends declared per share	$0.32	$0.32	$0.96	$0.96

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Net income (loss)	$49	$34	$127	$(367)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	—	—	(1)	—
Pension liability adjustments	—	—	(1)	—
Deferred taxes	—	—	1	—
Pension liability adjustments, net of tax	—	—	—	—
Total other comprehensive loss, net of tax	—	—	(1)	—
Comprehensive income (loss)	$49	$34	$126	$(367)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2, 2015	October 31, 2014
	(in millions)
Cash flows from operations:
Net income (loss)	$127	$(367)
(Income) loss from discontinued operations	(18)	11
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	35	50
Stock-based compensation	23	33
Goodwill impairment charges	—	486
Asset impairment charges	73	41
Bad debt expense and other	8	7
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	145	29
Inventory, prepaid expenses and other current assets	(22)	(4)
Deferred income taxes	8	46
Accounts payable and accrued liabilities	71	(11)
Accrued payroll and employee benefits	(26)	3
Income taxes receivable/payable	(28)	(16)
Other long-term assets/liabilities	(18)	(14)
Total cash flows provided by operating activities of continuing operations	378	294
Cash flows from investing activities:
Expenditures for property, plant and equipment	(15)	(26)
Payments on accrued purchase price related to prior acquisition	(13)	—
Proceeds from sale of assets	9	—
Proceeds from disposition of business, net of cash sold of $2 million	27	—
Proceeds from U.S. Treasury cash grant	—	80
Total cash flows provided by investing activities of continuing operations	8	54
Cash flows from financing activities:
Payments of notes payable and long-term debt	(49)	(104)
Sales of stock and exercises of stock options	4	6
Repurchases of stock and stock received for tax withholdings	(116)	(213)
Dividend payments	(71)	(72)
Other	3	1
Total cash flows used in financing activities of continuing operations	(229)	(382)
Increase (decrease) in cash and cash equivalents from continuing operations	157	(34)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	13	(5)
Cash provided by investing activities of discontinued operations	6	27
Increase in cash and cash equivalents from discontinued operations	19	22
Total increase (decrease) in cash and cash equivalents	176	(12)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$635	$418

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$635	$443
Receivables, net	844	896
Inventory, prepaid expenses and other current assets	250	273
Assets of discontinued operations	—	6
Total current assets	1,729	1,618
Property, plant and equipment (less accumulated depreciation and amortization of $302 million and $313 million at October 2, 2015 and January 30, 2015, respectively)	178	308
Goodwill and intangible assets, net	1,233	1,244
Deferred income taxes	7	14
Other assets	155	97
Note receivable from Leidos Holdings, Inc.	1,577	1,412
	$4,879	$4,693
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$771	$675
Accrued payroll and employee benefits	267	264
Notes payable and long-term debt, current portion	3	2
Liabilities of discontinued operations	1	10
Total current liabilities	1,042	951
Notes payable and long-term debt, net of current portion	1,142	1,164
Other long-term liabilities	164	168
Commitments and contingencies (Notes 10 and 11)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at October 2, 2015 and January 30, 2015	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,335	2,214
Accumulated other comprehensive loss	(11)	(11)
Total stockholder's equity	2,531	2,410
	$4,879	$4,693

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Revenues	$1,302	$1,276	$3,805	$3,894
Costs and expenses:
Cost of revenues	1,138	1,115	3,344	3,375
Selling, general and administrative expenses	53	72	182	240
Bad debt expense	13	—	10	3
Goodwill impairment charges	—	—	—	486
Asset impairment charges	4	17	73	41
Operating income (loss)	94	72	196	(251)
Non-operating income (expense):
Interest expense, net	(11)	(15)	(32)	(49)
Other income, net	—	—	1	1
Income (loss) from continuing operations before income taxes	83	57	165	(299)
Income tax expense	(32)	(17)	(50)	(52)
Income (loss) from continuing operations	51	40	115	(351)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1)	—	(12)
Income tax (expense) benefit	—	(3)	18	1
(Loss) income from discontinued operations	—	(4)	18	(11)
Net income (loss)	$51	$36	$133	$(362)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Net income (loss)	$51	$36	$133	$(362)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	—	—	(1)	—
Pension liability adjustments	—	—	(1)	—
Deferred taxes	—	—	1	—
Pension liability adjustments, net of tax	—	—	—	—
Total other comprehensive loss, net of tax	—	—	(1)	—
Comprehensive income (loss)	$51	$36	$132	$(362)

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2, 2015	October 31, 2014
	(in millions)
Cash flows from operations:
Net income (loss)	$133	$(362)
(Income) loss from discontinued operations	(18)	11
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	35	50
Stock-based compensation	23	33
Goodwill impairment charges	—	486
Asset impairment charges	73	41
Bad debt expense and other	2	2
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	145	29
Inventory, prepaid expenses and other current assets	(22)	(4)
Deferred income taxes	8	46
Accounts payable and accrued liabilities	71	(11)
Accrued payroll and employee benefits	(26)	3
Income taxes receivable/payable	(28)	(16)
Other long-term assets/liabilities	(18)	(14)
Total cash flows provided by operating activities of continuing operations	378	294
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	20	82
Payments on obligations of Leidos Holdings, Inc.	(200)	(360)
Expenditures for property, plant and equipment	(15)	(26)
Payments on accrued purchase price related to prior acquisition	(13)	—
Proceeds from sale of assets	9	—
Proceeds from disposition of business, net of cash sold of $2 million	27	—
Proceeds from U.S. Treasury cash grant	—	80
Total cash flows used in investing activities of continuing operations	(172)	(224)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(49)	(104)
Total cash flows used in financing activities of continuing operations	(49)	(104)
Increase (decrease) in cash and cash equivalents from continuing operations	157	(34)
Cash flows from discontinued operations:
Cash provided by (used in) operating activities of discontinued operations	13	(5)
Cash provided by investing activities of discontinued operations	6	27
Increase in cash and cash equivalents from discontinued operations	19	22
Total increase (decrease) in cash and cash equivalents	176	(12)
Cash and cash equivalents at beginning of period	459	430
Cash and cash equivalents at end of period	$635	$418

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering services and solutions that leverage expertise in the national security, health, and engineering markets. Leidos, Inc. provides these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
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
As a result of this change, the Company will file its Annual Report on Form 10-K, which will cover the 11-month period ending on January 1, 2016, as its transition report. This change does not impact the Company's prior year, which ended January 30, 2015.
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in the Company's quarterly Form 10-Q filings, the year-to-date information in this Form 10-Q is being presented on a nine-month basis for the current year, which includes the last month of the year ended January 30, 2015. Therefore, the condensed consolidated statements of income and comprehensive income and the condensed consolidated statements of cash flows reflect the results for the nine-month period ended October 2, 2015.

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
As a result of the overlap of the month of January 2015 between the fourth quarter of the prior year and the first quarter of the current year, $373 million of revenue and $23 million of operating loss from January 2015 is included in the condensed consolidated statements of income and comprehensive income for the nine months ended October 2, 2015, which was also included in the Company's results for the year ended January 30, 2015 included in the Company's Form 10-K as filed on March 25, 2015.
In addition, the condensed consolidated statement of cash flows includes previously reported January 2015 results which had $16 million of cash used due to $11 million of cash provided by operating activities, $47 million of cash used in financing activities and $20 million of cash provided by discontinued operations.
Separation Transaction and Restructuring Expenses
During the year ended January 31, 2014, Leidos completed the spin-off of its technical services and enterprise information technology services business. In anticipation of the spin-off, the Company initiated a program to align the Company’s cost structure and incurred severance and lease termination costs.
For the nine months ended October 2, 2015, the Company incurred approximately $2 million of lease termination expenses in its Corporate and Other segment related to an adjustment to reserves established in prior years for loss on leases in connection with revised sublease income assumptions. For the nine months ended October 31, 2014, the Company incurred approximately $1 million of lease termination expenses. The Company did not incur any lease termination expenses for the quarter ended October 2, 2015 or October 31, 2014. The separation transaction and restructuring expenses are recorded within "Selling, general and administrative expenses" in the Company's condensed consolidated statements of income. The restructuring liability for lease termination expenses as of October 2, 2015 decreased by $3 million to $8 million from January 30, 2015 due to cash payments. The Company does not expect to incur significant additional separation transaction and restructuring expenses related to the spin-off transaction and expects the restructuring liability to be fully settled beyond one year.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents and long-term investments, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair values. The fair value of long-term debt (see Note 5) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).

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
The Company's financial instruments measured at fair value on a recurring basis using Level 2 inputs consisted of the Company's interest rate swaps on its $450 million fixed rate 4.45% notes maturing in December 2020. At October 2, 2015, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At October 2, 2015, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to income from continuing operations of $10 million and an increase of $0.08 per diluted share for the quarter ended October 2, 2015, and an increase to income from continuing operations of $20 million and an increase of $0.16 per diluted share for the nine months ended October 2, 2015. Favorable contract performance resulted in a net increase to income from continuing operations of $6 million and an increase of $0.05 per diluted share for the quarter ended October 31, 2014, and an increase to income from continuing operations of $24 million and an increase of $0.20 per diluted share for the nine months ended October 31, 2014.
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended
	October 2, 2015	October 31, 2014
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$1
Stock issued in lieu of cash dividends	$2	$2
Accrued dividends declared	$25	$—
Capital lease obligation	$6	$—
Promissory note received for disposition of business	$73	$—
Cash paid for interest (including discontinued operations)	$33	$41
Cash paid for income taxes, net of refunds (including discontinued operations)	$50	$22

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sale and Leaseback Agreement
On May 3, 2013, the Company entered into a purchase and sale agreement relating to the sale of approximately 18 acres of land in Fairfax County, Virginia, including four office buildings, a multi-level parking garage, surface parking lots, and other related improvements and structures, as well as tangible personal property and third-party leases. This sale agreement contemplated that sales would be completed in a series of transactions over a period of several years.
In July 2013, the Company closed the first phase of the purchase and sale agreement and leased back from the buyer three of the office buildings over varying lease terms. On August 31, 2015, the Company entered into an amendment to the original purchase and sale agreement to sell the remaining building, parcels of land that surround the building and the multi-level surface parking garage for approximately $100 million. This amount consists of approximately $75 million in cash to be paid at closing and a promissory note of approximately $25 million maturing in December 2019. The sale is anticipated to be completed in December 2015.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The amendments in this ASU are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU to December 15, 2017, with an option for early adoption of the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's condensed consolidated financial position, results of operations, or cash flows.
Various other accounting standards updates were issued but are not effective for the Company until periods subsequent to October 2, 2015. These updates include guidance to present debt issuance cost as a reduction of the related debt liability as opposed to an asset; the Company is still evaluating the impact of this update. The other updates issued include guidance to eliminate extraordinary items on the statements of income, to change the evaluation criteria for consolidation, guidance regarding the timing surrounding the measurement of retirement benefits for entities, to simplify the determination of the market in the measurement of inventory at lower of cost or market, and guidance to change measurement-period adjustments for business combinations to be made prospectively instead of retrospectively; the Company does not expect these updates to have a material impact on its condensed consolidated financial position, results of operations, or cash flows.
Note 2–Dispositions:
Dispositions
Plainfield Renewable Energy Holdings LLC
In October 2013, the Company gained control of 100% of the equity interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield") through the consensual foreclosure agreement, which constituted a change in control accounted for as a business combination. Plainfield is a 37.5 megawatt biomass-fueled power plant (the "Plant").

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of the equity membership interest in Plainfield resulting in an approximate $40 million impairment charge in the Company's Health and Engineering segment in January 2015 to adjust the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business (Level 1). During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in an approximate $29 million impairment charge. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the Agreement that was amended on July 17, 2015 (Level 1). The Company recorded these tangible asset impairment charges in "Asset impairment charges" in the Company’s condensed consolidated statements of income.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $101 million, subject to certain adjustments, and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of approximately $29 million (the "Closing Payment") and a secured promissory note for approximately $72 million, net of discount (the “Note”). In addition to the Closing Payment and the Note, the Company is eligible to receive certain contingent earn-out payments not to exceed $30 million. The Company will recognize any consideration for the contingent earn-out payments when received.
The maturity date of the Note is July 24, 2017 (the "Original Maturity Date"), with an option to extend the maturity date for three consecutive one-year periods. The annual interest rate of 6% will increase to 8% if the maturity date is extended beyond July 24, 2017 and will increase to 9% if extended beyond July 24, 2019. The first payment of accrued and unpaid interest is due January 24, 2016 with subsequent payments occurring every six months, including a portion of the principal balance. The note allows for a six-month deferral of certain payments due on January 2016 and July 2016. The remaining unpaid principal amount and accrued interest is due on the Original Maturity Date (as may be extended as described above) or each six months thereafter, if extended. Payments under the Note are secured by a general security interest in the personal property of Plainfield, a pledge of the membership interests of Plainfield and a first mortgage on the real property that comprises the Plant.
Discontinued Operations
Discontinued Operations (non-strategic)
In August 2013, the Company committed to plans to dispose of a business, historically included in the Company's National Security Solutions segment, that primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter ended May 2, 2014, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in the second quarter ended August 1, 2014 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), historically included in the Company's National Security Solutions segment, which was previously acquired in fiscal 2011 and primarily focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million, resulting in a preliminary immaterial gain on sale for the nine months ended October 2, 2015, subject to customary working capital adjustments.
In July 2014, the Company committed to plans to dispose of a business, historically included in the Company's Health and Engineering segment, that primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation. The sale transaction was completed in the third quarter ended October 31, 2014 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.
Separation of New SAIC
The Company completed the spin-off of New SAIC on September 27, 2013. New SAIC was a subsidiary of Leidos prior to the separation date. The spin-off was consummated pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements govern the treatment of existing contracts, proposals, and teaming arrangements where New SAIC will jointly perform work after separation on Leidos contracts.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The pre-sale operating results through the date of disposal of the Company’s discontinued operations discussed above, for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Revenues	$4	$13	$18	$59
Costs and expenses:
Cost of revenues	4	10	16	53
Selling, general and administrative expenses (including impairment charges of $9 million for the nine months ended October 31, 2014)	—	5	4	24
Intangible asset impairment charges	—	—	—	3
Operating loss	$—	$(2)	$(2)	$(21)
Non-operating income	$—	$1	$2	$9
Loss from discontinued operations before income taxes	$—	$(1)	$—	$(12)
Note 3–Goodwill and Intangible Assets:
The Company's National Security Solutions ("NSS") and Health and Engineering ("HES") reportable segments contain goodwill. The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HES	Total
	(in millions)
Goodwill at January 31, 2014	$788	$905	$1,693
Goodwill impairment charges	—	(486)	(486)
Goodwill at January 30, 2015	$788	$419	$1,207
Adjustments	—	—	—
Goodwill at October 2, 2015	$788	$419	$1,207
Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the nine months ended October 2, 2015.
During the second quarter ended August 1, 2014, the Company determined that there were indicators that the carrying values of the Health Solutions and Engineering reporting units may not be fully recoverable due to operating performance shortfalls and forecasted declines of revenues and operating income. Based on the first step of the two-step quantitative goodwill impairment test, the Company determined that the fair values of the Health Solutions and Engineering reporting units were below their carrying values (Level 3 measurement).
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the nine months ended October 31, 2014, which represents the difference between the carrying value and the implied fair value.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible assets consisted of the following:

	October 2, 2015			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$20	$(16)	$4	$70	$(57)	$13
Software and technology	61	(43)	18	52	(41)	11
Total finite-lived intangible assets	81	(59)	22	122	(98)	24
Indefinite-lived intangible assets:
In-process research and development	—	—	—	9	—	9
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	13	—	13
Total intangible assets	$85	$(59)	$26	$135	$(98)	$37
Finite-lived customer relationship intangible assets with a gross carrying value of $12 million became fully amortized during the quarter ended October 2, 2015 and are no longer reflected in the gross carrying value after becoming fully amortized. The gross carrying value of software and technology finite-lived intangible assets increased from January 30, 2015 due to the addition of an in-process research and development intangible asset that reached technological feasibility and began amortizing as a software and technology intangible asset over its useful life of nine years.
Amortization expense related to amortizable intangible assets was $2 million and $7 million for the quarter and nine months ended October 2, 2015, respectively, and $3 million and $13 million for the quarter and nine months ended October 31, 2014, respectively.
For the quarter ended October 2, 2015, the Company determined that certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized an impairment charge of $4 million to write-off the remaining carrying value (with a gross carrying value of $38 million).
During the three and nine months ended October 31, 2014, the Company recognized impairment charges in the Health and Engineering reportable segment for intangible assets of $17 million and $41 million, respectively. For the quarter ended October 31, 2014, certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc., were not recoverable due to lower projected revenue levels from the associated products and customers resulting in an impairment charge of $14 million to reduce the carrying value of these intangible assets to their estimated fair values. For the quarter ended October 31, 2014, the Company determined that certain intangible assets associated with three fuel supply contracts in connection with the Plainfield Renewable Energy Project foreclosure were not recoverable due to changes in the Company's fuel supply strategy, resulting in an impairment charge of $3 million to write off the remaining carrying values.
For the quarter ended August 1, 2014, certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers resulting in an impairment charge of $24 million to reduce the carrying value of these intangible assets to their estimated fair values.
For the Company's intangible impairment charges, the fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3). The Company recorded intangible asset impairment charges in "Asset impairment charges" in the Company’s condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated annual amortization expense related to finite-lived intangible assets as of October 2, 2015 was as follows:

Year Ending
(in millions)
January 1, 2016 (remainder of year)	$1
Fiscal 2016	6
Fiscal 2017	5
Fiscal 2018	4
Fiscal 2019	2
Fiscal 2020 and thereafter	4
$22
Note 4–Derivative Instruments and Hedging Activities:
The Company uses a risk management policy to assess and manage cash flow and fair value exposure through the use of derivative instruments. The Company uses interest rate swaps to hedge its fixed rate debt against changes in fair value due to variability in interest rates. The Company does not hold derivative instruments for trading or speculative purposes.
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item). The fair value of the interest rate swaps are determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
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
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheet is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	October 2, 2015	January 30, 2015	Balance sheet line item	October 2, 2015	January 30, 2015
(in millions)
Other assets	$17	$17	Notes payable and long-term debt, net of current portion	$17	$17

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–Debt:
Revolving Credit Facility
Leidos has a revolving credit facility, which is fully and unconditionally guaranteed by Leidos, Inc., providing up to $500 million in unsecured borrowing capacity at interest rates determined, at Leidos’ option, based on either LIBOR plus a margin or a defined base rate. As of October 2, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility. The maturity date of the credit facility is March 2017.
As of October 2, 2015, the Company was in compliance with the financial covenants in the credit facility. See Note 9–Debt in Part II of the Company's Annual Report on Form 10-K for the year ended January 30, 2015 for a description of these financial covenants. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The borrowing capacity available under the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity as of October 2, 2015 is $500 million.
Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	October 2, 2015	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes, which mature in December 2020 (1)	4.45%	4.53%	$466	$466
$300 million notes, which mature in December 2040	5.95%	6.03%	221	232
Leidos, Inc. senior unsecured notes:
$250 million notes, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes, which mature in July 2033	5.50%	5.86%	170	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-5.55%	Various	40	38
Total notes payable and long-term debt			$1,145	$1,166
Less current portion			3	2
Total notes payable and long-term debt, net of current portion			$1,142	$1,164
Fair value of notes payable and long-term debt			$1,113	$1,152

(1)
As a result of executing the interest rate swap agreements, the carrying values of $466 million include fair value adjustments of $17 million in each period attributable to changes in the benchmark interest rate, the six-month LIBOR rate, from the inception of the interest rate swap agreements to October 2, 2015 and January 30, 2015.

During the nine months ended October 2, 2015, the Company repurchased in the open market and retired principal amounts of $22 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $25 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. There were no repurchases during the quarter ended October 2, 2015. The repurchases for the nine months ended October 2, 2015 included $11 million and $13 million in principal repurchased in January 2015 on the Company's $300 million 5.95% notes and $300 million 5.50% notes, respectively, at a repurchase price of $23 million. The difference between the repurchase price of $45 million for the nine months ended October 2, 2015 and the net carrying amount of the notes repurchased represents the gain (loss) on extinguishment of debt. The carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in "Other income, net" in the Company’s condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ended October 31, 2014, the Company repurchased in the open market and retired principal amounts of $9 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $96 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. The difference between the repurchase price of $102 million and the net carrying amount of the notes repurchased represents the gain (loss) on extinguishment of debt. The carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in "Other income, net" in the Company's condensed consolidated statements of income.
Interest is payable on the Company’s senior unsecured notes on a semi-annual basis with principal payments due at maturity. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company’s ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of October 2, 2015.
Note 6–Related Party Transactions:
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
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. The note receivable also includes the distribution of the assets and liabilities of New SAIC that occurred at the time of the separation in September 2013. As of October 2, 2015, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.6 billion.
Note 7–Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	October 2, 2015	January 30, 2015
	(in millions)
Foreign currency translation adjustments, net of taxes of $0 million as of October 2, 2015 and January 30, 2015, respectively	$—	$1
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of October 2, 2015 and January 30, 2015, respectively	(4)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $5 million as of October 2, 2015 and January 30, 2015, respectively	(7)	(7)
Total accumulated other comprehensive loss, net of taxes of $8 million as of October 2, 2015 and January 30, 2015, respectively	$(11)	$(11)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt for the quarter and nine months ended October 2, 2015 and October 31, 2014 were not material. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the quarter and nine months ending October 2, 2015 and October 31, 2014. Reclassifications for unrecognized gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Other income, net" in the Company's condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Earnings Per Share (EPS):
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
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Basic weighted average number of shares outstanding	72	73	73	75
Dilutive common share equivalents—stock options and other stock awards	1	1	1	—
Diluted weighted average number of shares outstanding	73	74	74	75
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the quarter and nine months ended October 2, 2015, there were a total of 2 million of outstanding stock options and vesting stock awards that were antidilutive in each period. For the quarter ended October 31, 2014, there were 2 million of outstanding stock options that were antidilutive. For the nine months ended October 31, 2014, all outstanding common stock equivalents of 4 million of stock options and 3 million of vesting stock awards were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the net loss for the nine-month period.
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
During the year ended January 30, 2015, the Company entered into an ASR agreement with a financial institution to repurchase shares of the Company's outstanding common stock for an aggregate purchase price of $200 million, resulting in an initial delivery of 4.5 million shares during the first quarter ended May 2, 2014. The final delivery of approximately 0.8 million shares was completed during the second quarter ended August 1, 2014.
The delivery of Leidos common stock for the ASR purchases reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 9–Business Segment Information:
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company has the following reportable segments: National Security Solutions, Health and Engineering, and Corporate and Other.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 31, 2014	October 2, 2015	October 31, 2014
	(in millions)
Revenues:
National Security Solutions	$878	$906	$2,619	$2,775
Health and Engineering	418	373	1,182	1,126
Corporate and Other	6	(3)	4	(7)
Total revenues	$1,302	$1,276	$3,805	$3,894

Operating income (loss):
National Security Solutions	$78	$72	$214	$227
Health and Engineering	13	4	(1)	(455)
Corporate and Other	3	(4)	(17)	(23)
Total operating income (loss)	$94	$72	$196	$(251)
Asset information by segment is not a key measure of performance used by the CODM. Interest income, interest expense, and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.
Note 10–Legal Proceedings:
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
In August 2012, the Company entered into an administrative agreement with the U.S. Army, on behalf of all agencies of the U.S. Government that confirmed the Company’s continuing eligibility to enter into and perform contracts with all agencies of the U.S. Government following the CityTime settlement. The Army determined that the U.S. Government had adequate assurances under the terms of the administrative agreement that initiation of suspension or debarment was not necessary to protect the U.S. Government’s interests following the CityTime settlement. Under the terms of the administrative agreement, the Company agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement was to remain in effect for five years, provided that the Company could request earlier termination after three years. On October 1, 2015, the Army granted the Company's request for early release from the administrative agreement, which is now concluded.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Data Privacy Litigation
The Company was previously a defendant in a putative class action, In Re: Science Applications International Corporation ("SAIC") Backup Tape Data Theft Litigation, which was a Multidistrict Litigation ("MDL") action in the U.S. District Court for the District of Columbia relating to the theft of computer backup tapes from a vehicle of a company employee. In May 2014, the District Court dismissed all but two plaintiffs from the MDL action. In June 2014, Leidos and its co-defendant, TRICARE, entered into settlement agreements with the remaining two plaintiffs who subsequently dismissed their claims with prejudice.
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. The decision remains subject to an appeal by Plaintiff, but a notice of appeal has not yet been filed.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plaintiffs' motions. The plaintiffs filed a notice of appeal on October 30, 2014 to the United States Court of Appeals for the Second Circuit where the appeal remains pending.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarter and nine months ended October 2, 2015 and for the same periods ending October 31, 2014. As of October 2, 2015, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.
As of October 2, 2015, the Company has $17 million of receivables relating to value added tax ("VAT") and tax withholds by the Greek government that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $28 million for VAT and filed the appropriate tax returns for $5 million of withholds and the Customer has failed to make payment or refund the monies. If the Customer fails to pay the outstanding VAT amounts and tax withholds, or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of October 2, 2015, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of October 2, 2015, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Note 11–Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings. On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company has received proceeds in the second and third quarter of the current year from VirnetX in the amount of $10 million, $8 million of which was received during the third quarter ended October 2, 2015, from VirnetX's settlement with Microsoft and VirnetX's settlement of a previous litigation matter against various defendants, including Mitel, Siemens and Avaya. Pursuant to the agreements with VirnetX, the amount received by the Company includes reimbursement for attorneys' fees and costs incurred by the Company in connection with these litigation matters. In addition, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology. The Company does not have any material assets or liabilities recorded in connection with this matter as of October 2, 2015.

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
U.S. Government agencies, including the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA"), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging, and accounting for unallowable costs. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning costs and several of the Company’s long established and disclosed practices, increasing the uncertainty as to the ultimate conclusion that will be reached. In addition, the Company also monitors compliance with these practices and has an obligation under its contracts to make disclosures of specific improprieties based on credible evidence.
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
The Company’s indirect cost audits by the DCAA remain open for fiscal 2011 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2011 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.
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
As of October 2, 2015, the Company has recorded a total liability of $41 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews and excludes amounts assumed to be reimbursed by New SAIC.
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to fiscal year 2015. With a few exceptions, as of October 2, 2015, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2012.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of October 2, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $21 million, $5 million of which were classified as other long-term liabilities in the condensed consolidated balance sheet. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $16 million of the Company’s unrecognized tax benefits either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. This is dependent on the timing of ongoing examinations as well as any outstanding litigation and expiration of statute of limitations.
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $68 million as of October 2, 2015, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $238 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years. Certain letters of credit and surety bonds have auto-renewal periods that will extend their expiration dates past the next five fiscal years.

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
On March 20, 2015, our Board of Directors approved the amendment and restatement of our bylaws to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, we will file our Annual Report on Form 10-K, which will cover the 11-month period ending on January 1, 2016, as our transition report. This change does not impact our prior year, which ended January 30, 2015.
In order to allow an immediate transition to the new calendar and to maintain transparency and comparability of financial information included in our quarterly Form 10-Q filings, the year-to-date information in this Form 10-Q is being presented on a nine-month basis for the current year, which includes the last month of the year ended January 30, 2015. The prior year information is being presented on the basis of our prior year fiscal calendar. Therefore, the quarterly information presented in our MD&A is for the three and nine months ended October 2, 2015 and the comparable prior year period is for the three and nine months ended October 31, 2014. We do not believe that the change in our year end has a material effect on the comparability of the periods presented as our business is primarily driven by productive hours and time sold which are comparable period over period.
Overview
We are an applied technology company delivering services and solutions that leverage expertise in the national security, health and engineering markets. We bring domain-specific capability to each of our markets, including imagery and signals intelligence, advanced sensing phenomenology, intelligence collection methods, life sciences and power grid engineering. In addition to market-specific capabilities, we have three core areas of technical expertise: data analytics, systems engineering and cybersecurity. Customer needs in our markets span these three core areas of expertise, enabling cross-market innovations for our entire customer set. We provide these services and solutions to government and commercial customers, both domestically and internationally. Leidos' technically advanced solutions have enabled us to build strong ties with our customers. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad, and state and local government agencies. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. We operate in the following segments: National Security Solutions; Health and Engineering; and Corporate and Other.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Sales Trend. For the quarter ended October 2, 2015, revenues increased by $26 million, or 2%, to $1.3 billion compared to the quarter ended October 31, 2014 primarily due to increased sales in our engineering design build business and timing of security product shipments. The increase was partially offset by a decline in contract activities associated with support of Overseas Contingency Operations ("OCO Contracts") and continued decline in our commercial health business. See "Results of Operations" below for further discussion of our segment results.
In the first nine months of 2015, revenues associated with OCO Contracts were 3.8% of total revenue, compared to 7.9% in the prior year. Management expects a continued reduction in revenue for the remainder of the year related to OCO Contracts, offset by recent awards and growth in our design build business. These awards have yielded a book-to-bill ratio in the current fiscal year of over one time revenue, increasing our total backlog to $10.5 billion as of October 2, 2015.
Operating Income Trend. For the quarter ended October 2, 2015, our operating income was $94 million, a $22 million increase compared to the quarter ended October 31, 2014. For the quarter ended October 2, 2015, our operating income margin was 7.2% compared to 5.6% in the prior year's quarter. This increase in operating income and margin was primarily due to an overall improvement in business execution with reductions in indirect cost and impairment charges, and increased program margins coupled with improved product mix of higher margin security product sales. See "Results of Operations" below for further discussion of our segment results.
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
In February 2015, the FY16 federal budget cycle started with the Executive Branch delivering its requested budget to Congress. The FY16 budget request sought an increase in defense and non-defense spending, including $534 billion for the DoD’s annual budget and an additional $51 billion for Overseas Contingency Operations. The requested funding was $35 billion more than the spending limits within the Budget Control Act (the "BCA").
On September 30, 2015, the U.S. Congress passed a short-term continuing resolution to fund government operations through December 11, 2015. The continuing resolution funds most projects and activities at FY15 levels and provides appropriations to federal agencies for the length of the continuing resolution or until approval of the FY16 federal budget and its respective appropriations. On October 30, 2015, Congress approved the FY16 federal budget through a two-year budget deal that lifts the caps put in place by the continuing resolution and increases overall funding by approximately $80 billion over the two-year period. This additional discretionary budget will be divided evenly between defense and domestic programs, thereby providing an additional $40 billion for military spending. Appropriation of the FY16 federal budget, however, is pending approval by the U.S. Congress and the continuing resolution remains in effect. If appropriation funding is not passed by December 11, 2015, another short-term continuing resolution will be needed or the federal government could shut down, which could delay contract awards as well as adversely impact our future revenues and growth prospects.
The Temporary Debt Limit Extension Act suspended the statutory limit on the amount of permissible federal debt (the "debt ceiling") until March 15, 2015. On March 16, 2015, the Treasury Department began taking “extraordinary measures” to finance the government. During October 2015, the Treasury Department notified Congress that the federal debt limit needed to be raised by the first week in November in order to allow the government to meet its obligations. On October 30, 2015, Congress approved legislation to suspend the debt ceiling through March 2017, thus avoiding an impending default which could have resulted in delays in payments to government contractors, federal workers, and other legal obligees.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Commercial and International Markets
Sales to customers in commercial markets (approximately 17% of total revenues for the year ended January 30, 2015) and international markets help to diversify us from reliance upon U.S. Government business. The commercial and international markets we serve include healthcare, engineering, environmental, security products, cybersecurity and logistics services.
Sales to customers in international markets have historically been an insignificant portion of our revenues. Our recent international contract award in the United Kingdom will lessen our reliance upon U.S. Government business, but will also increase our exposure to these markets and the associated international regulatory and geopolitical risks therein.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues.
Bookings and Backlog. We received net bookings worth an estimated $1.5 billion and $6.4 billion during the three and nine months ended October 2, 2015, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated, less revenues previously recognized on these contracts. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options.
The estimated value of our total backlog as of the dates presented was as follows:

	October 2, 2015	July 3, 2015	April 3, 2015	January 30, 2015
	(in millions)
National Security Solutions:
Funded backlog	$1,786	$1,859	$1,786	$1,596
Negotiated unfunded backlog	6,752	6,638	4,073	4,491
Total National Security Solutions backlog	$8,538	$8,497	$5,859	$6,087
Health and Engineering:
Funded backlog	$1,047	$921	$975	$1,061
Negotiated unfunded backlog	884	806	636	645
Total Health and Engineering backlog	$1,931	$1,727	$1,611	$1,706
Total:
Funded backlog	$2,833	$2,780	$2,761	$2,657
Negotiated unfunded backlog	7,636	7,444	4,709	5,136
Total backlog	$10,469	$10,224	$7,470	$7,793
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	October 2, 2015	October 31, 2014	Dollar change	Percent change	October 2, 2015	October 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,302	$1,276	$26	2%	$3,805	$3,894	$(89)	(2)%
Cost of revenues	1,138	1,115	23	2%	3,344	3,375	(31)	(1)%
Selling, general and administrative expenses:
General and administrative	24	47	(23)	(49)%	104	157	(53)	(34)%
Bid and proposal	20	16	4	25%	54	54	—	—%
Internal research and development	9	9	—	—%	24	29	(5)	(17)%
Bad debt expense	13	—	13	100%	10	3	7	NM
Goodwill impairment charges	—	—	—	—%	—	486	(486)	(100)%
Asset impairment charges	4	17	(13)	(76)%	73	41	32	78%
Operating income (loss)	94	72	22	31%	196	(251)	447	178%
Operating margin	7.2%	5.6%			5.2%	(6.4)%
Non-operating expense, net	(14)	(18)	4	22%	(41)	(56)	15	27%
Income (loss) from continuing operations before income taxes	80	54	26	48%	155	(307)	462	150%
Income tax expense	(31)	(16)	(15)	(94)%	(46)	(49)	3	6%
Income (loss) from continuing operations	49	38	11	29%	109	(356)	465	131%
(Loss) income from discontinued operations, net of tax	—	(4)	4	100%	18	(11)	29	NM
Net income (loss)	$49	$34	$15	44%	$127	$(367)	$494	135%
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
Goodwill Intangible Asset Impairment Evaluations.
In the quarter ended August 1, 2014, our Health Solutions and Engineering reporting units within the Health and Engineering reportable segment were adversely impacted by certain unexpected events that caused us to reassess performance expectations in that year and future years for both reporting units. Based on significant declines in forecasted revenues, we conducted an interim goodwill impairment test using the two-step quantitative approach.
As a result of the second step evaluation, we recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the quarter ended August 1, 2014.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Real Estate Rationalization and Restructuring Program
As part of our broader cost competitiveness program we continue to focus on improving our cost profile, including rationalizing our real estate footprint and monetizing investments made in real estate. Related to our real estate monetization efforts, on September 2, 2015, we sold an office building with proceeds of $4 million for an immaterial gain. Separately, on August 31, 2015, we amended our sale agreement to sell the remaining building, parcels of land and the multi-level surface parking garage of our former headquarters for consideration of $100 million consisting of $75 million of cash and the remainder in a note as well as potentially accelerating the closing of the transaction during December 2015. We continue to evaluate options to further rationalize and restructure our leased real estate portfolio.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the periods presented:

	Three Months Ended				Nine Months Ended
National Security Solutions	October 2, 2015	October 31, 2014	Dollar change	Percent change	October 2, 2015	October 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$878	$906	$(28)	(3)%	$2,619	$2,775	$(156)	(6)%
Operating income	78	72	6	8%	214	227	(13)	(6)%
Operating income margin	8.9%	7.9%			8.2%	8.2%
National Security Solutions revenues decreased $28 million, or 3%, for the three months ended October 2, 2015 as compared to the three months ended October 31, 2014. Revenue contraction was primarily attributable to contract activities associated with OCO Contracts ($44 million) which included a reduction of airborne programs that support intelligence collection ($26 million). Excluding the revenue declines associated with OCO Contracts, the remaining revenue for the National Securities Solutions segment increased by 2% primarily due to increases in our logistics business. OCO Contracts contributed approximately $44 million in revenues for the current quarter.
National Security Solutions revenues decreased $156 million, or 6%, for the nine months ended October 2, 2015 as compared to the nine months ended October 31, 2014. Revenue contraction was primarily attributable to OCO Contracts ($163 million) which included a reduction of airborne programs that support intelligence collection ($108 million). Excluding the revenue declines associated with OCO Contracts, the remaining revenue for the National Securities Solutions segment increased slightly. OCO Contracts contributed approximately $145 million in revenues for the current year.
National Security Solutions operating income increased $6 million, or 8%, for the three months ended October 2, 2015 as compared to the three months ended October 31, 2014. This increase in operating income was primarily attributable to improved program performance including an increase in net favorable changes in contract estimates ($2 million) and reduced indirect costs, partially offset by a decrease in revenues ($2 million).
National Security Solutions operating income decreased $13 million, or 6%, for the nine months ended October 2, 2015 as compared to the nine months ended October 31, 2014. The decrease in operating income was primarily attributable to a decrease in revenues ($13 million) and lower net favorable changes in contract estimates ($7 million), partially offset by decreases in indirect costs.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The following table summarizes changes in Health and Engineering revenues and operating income (loss) for the periods presented:

	Three Months Ended				Nine Months Ended
Health and Engineering	October 2, 2015	October 31, 2014	Dollar change	Percent change	October 2, 2015	October 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$418	$373	$45	12%	$1,182	$1,126	$56	5%
Operating income (loss)	13	4	9	NM	(1)	(455)	454	100%
Operating income (loss) margin	3.1%	1.1%			(0.1)%	(40.4)%
NM - Not meaningful
Health and Engineering revenues for the three months ended October 2, 2015 increased $45 million or 12%, as compared to the three months ended October 31, 2014. The revenue growth reflects higher sales volume in our engineering design build business ($54 million) and security product business ($16 million), which was partially offset by decreased sales volumes in our commercial health business ($28 million).
Health and Engineering revenues increased $56 million, or 5%, for the nine months ended October 2, 2015 as compared to the nine months ended October 31, 2014. The revenue growth reflects higher sales volume in our engineering design build business ($155 million), which was partially offset by decreased sales volumes in our commercial health business ($106 million).
Health and Engineering operating income was $13 million for the three months ended October 2, 2015 as compared to $4 million for the three months ended October 31, 2014. The increase in operating income was primarily due to a decrease in intangible impairment charges ($13 million) and improved product mix of high margin security products ($8 million), partially offset by bad debt expense ($11 million) associated with a renewable energy power generation facility design build project that was completed in 2013.
Health and Engineering operating loss was $1 million for the nine months ended October 2, 2015 as compared to $455 million for the nine months ended October 31, 2014. The decrease in operating loss was due to a decrease in asset impairment charges ($454 million), primarily due to a $486 million goodwill impairment charge during the nine months ended October 31, 2014, as well as higher operating income due to improved product mix of high margin security products ($13 million). The increase was partially offset by bad debt expense ($11 million) associated with a renewable energy power generation facility design build project that was completed in 2013.
The following table summarizes changes in Corporate and Other operating income (loss) for the periods presented:

	Three Months Ended				Nine Months Ended
Corporate and Other	October 2, 2015	October 31, 2014	Dollar change	Percent change	October 2, 2015	October 31, 2014	Dollar change	Percent change
	(dollars in millions)
Operating income (loss)	$3	$(4)	$7	175%	$(17)	$(23)	$6	26%
Corporate and Other operating income (loss) for the three and nine months ended October 2, 2015 represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and certain items that are not directly related to the operating performance of the reportable segments.
Non-Operating Expense.
Leidos Holdings, Inc.
Non-operating expense for the three and nine months ended October 2, 2015 decreased $4 million and $15 million, respectively, as compared to the three and nine months ended October 31, 2014 and was primarily due to a reduction in interest expense.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. Interest expense decreased $3 million and $14 million for the three and nine months ended October 2, 2015, respectively, primarily attributable to the repurchase of $47 million of outstanding debt for the nine months ended October 2, 2015 and entering into interest rate swap agreements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Leidos, Inc.
Interest income on Leidos, Inc.'s note with Leidos increased $2 million for the nine months ended October 2, 2015 compared to the nine months ended October 31, 2014. There was no change in interest income on the note for the three months ended October 2, 2015 compared to the three months ended October 31, 2014. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. For the three months ended October 2, 2015, our income tax expense was $31 million compared to $16 million for the three months ended October 31, 2014. The increase in income tax expense was primarily due to higher earnings in the third quarter of 2015 compared to the corresponding period in 2014. The income tax expense recorded for the three months ended October 31, 2014 included a $3 million income tax benefit from the resolutions of certain tax contingencies with the tax authorities.
For the nine months ended October 2, 2015, our income tax expense was $46 million as compared to $49 million for the nine months ended October 31, 2014. The decrease in income tax expense was due to the utilization of capital losses to offset historical capital gains partially offset by higher earnings for the nine months ended October 2, 2015 compared to the corresponding period in 2014.
For the nine months ended October 2, 2015, our discontinued operations reflect a tax benefit of $18 million due to the conversion of one of our domestic subsidiaries treated as a corporation to a limited liability company. This conversion resulted in a deemed liquidation for U.S. tax purposes and triggered tax deductions and an income tax benefit.
Liquidity and Capital Resources
Overview of Liquidity
We had $635 million in cash and cash equivalents at October 2, 2015, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate that our operating cash flows, existing cash and cash equivalents, which have no restrictions on withdrawal, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months.
The available borrowing capacity under the revolving credit facility is $500 million as of October 2, 2015. As of October 2, 2015 and January 30, 2015, there were no borrowings outstanding under the credit facility and we were in compliance with the financial covenants at October 2, 2015. See Note 9–Debt in Part II of our Annual Report on Form 10-K for the year ended January 30, 2015 for a description of these financial covenants. Our revolving credit facility is backed by a number of financial institutions, matures in March 2017 and, by its terms, can be accessed on a same-day basis.
We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, and dividends. In addition, other potential uses of cash for the next 12 months and beyond are for stock repurchases, debt retirement, and acquisitions of businesses.
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
At October 2, 2015, we had outstanding debt of $1.1 billion, compared to $1.2 billion at January 30, 2015. See Note 5–Debt of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for the components of our debt at October 2, 2015. The notes payable outstanding as of October 2, 2015 contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of October 2, 2015.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020 that effectively converted a portion of our fixed-rate debt to floating-rate debt and may expose us to fluctuations in our interest expense.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. During the nine months ended October 2, 2015, we paid $45 million to repurchase and retire a principal amount of $47 million of outstanding debt. There were no repurchases during the quarter ended October 2, 2015. Included in the nine months ended October 2, 2015 amount is $23 million paid in January 2015 to retire a principal amount of $24 million of outstanding debt.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Nine Months Ended
	October 2, 2015	October 31, 2014
	(in millions)
Cash provided by operating activities of continuing operations	$378	$294
Cash provided by investing activities of continuing operations	8	54
Cash used in financing activities of continuing operations	(229)	(382)
Cash provided by (used in) operating activities of discontinued operations	13	(5)
Cash provided by investing activities of discontinued operations	6	27
Total increase (decrease) in cash and cash equivalents	$176	$(12)
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $84 million for the nine months ended October 2, 2015 as compared to the nine months ended October 31, 2014 primarily due to a net increase in working capital of $101 million, partially offset by a decrease in net income adjusted for non-cash items of $13 million. Working capital was primarily impacted by a source of cash from accounts receivable attributable to the decrease in the days sales outstanding to 59 days for the nine months ended October 2, 2015 from 73 days for the nine months ended October 31, 2014. This change was due to the acceleration of customer invoices driven by improvements to our billing process and an influx of collections in September 2015 aligned with the federal government's fiscal year end.
Cash Provided by Investing Activities of Continuing Operations. We had cash flows provided by investing activities of continuing operations of $8 million during the nine months ended October 2, 2015, primarily due to $27 million received from the disposition of our equity interests in Plainfield Renewable Energy Holdings, LLC ("Plainfield"), as well as proceeds from the sale of property, plant and equipment of $9 million. This increase is offset by $15 million to purchase property, plant, and equipment and $13 million paid for income tax related matters in connection with a prior acquisition. We had cash flows provided by investing activities of $54 million during the nine months ending October 31, 2014 including $80 million of proceeds from the U.S. Treasury cash grant in connection with the Plainfield plant, offset by $26 million to purchase property, plant and equipment.
Cash Used in Financing Activities of Continuing Operations. We used $229 million of cash in support of financing activities of continuing operations during the nine months ended October 2, 2015, including the repayment and retirement of debt of $45 million, the payment of dividends of $71 million and $116 million to repurchase shares of our stock primarily related to the May 2015 ASR as well as repurchases related to employee benefit compensation plans. We used $382 million of cash in support of financing activities of continuing operations during the nine months ended October 31, 2014, including the repurchase and retirement of debt of $102 million, the payment of dividends of $72 million and $213 million to repurchase shares of our stock primarily from the March 2014 ASR as well as repurchases related to employee benefit compensation plans.
Cash Provided by (Used in) Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations increased $18 million for the nine months ended October 2, 2015 as compared to the nine months ended October 31, 2014, due to an increase of net income adjusted for non-cash items of $16 million primarily associated with the tax benefit received during the nine months ended October 2, 2015 for the conversion of a subsidiary to a LLC.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Cash Provided by Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $6 million for the nine months ended October 2, 2015 due to cash proceeds received primarily for the sale of a component of our business focused on producing a suite of cybersecurity hardware and associated software and services completed in February 2015. We had cash flows provided by investing activities of discontinued operations of $27 million during the nine months ended October 31, 2014, primarily due to $19 million of cash proceeds received for the sale of certain components of our business focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation.
Leidos, Inc.'s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to interest impacts (which have generally reduced cash flows from operating activities of Leidos, Inc., but may increase cash flows due to changes in note position) incurred by Leidos, Inc. on its note with Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos).
Leidos, Inc. used cash in investing activities of $172 million during the nine months ended October 2, 2015, including repayments on its related party note with Leidos of $200 million, $15 million to purchase property, plant, and equipment, and $13 million paid for income tax related matters in connection with a prior acquisition, offset by $27 million received from the disposition of our equity interests in Plainfield, proceeds from the related party note with Leidos of $20 million, and proceeds from the sale of property, plant and equipment of $9 million. Leidos, Inc. used cash in investing activities of $224 million during the nine months ended October 31, 2014, including repayments on its related party note with Leidos of $360 million and $26 million to purchase property, plant, and equipment, offset by proceeds from the related party note with Leidos of $82 million and $80 million of proceeds from the U.S. Treasury cash grant.
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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 10–Legal Proceedings and Note 11–Other Commitments and Contingencies of the combined notes to the condensed consolidated financial statements for the three months ended October 2, 2015 contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 30, 2015.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1–Summary of Significant Accounting Policies of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 2, 2015, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in Note 10–Legal Proceedings of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 2, 2015 contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 11–Other Commitments and Contingencies—Government Investigations and Reviews of the combined notes to the condensed consolidated financial statements for the three and nine months ended October 2, 2015 contained within this Quarterly Report on Form 10-Q.
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
The following table presents repurchases of Leidos common stock during the quarter ended October 2, 2015:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
July 4, 2015 - July 31, 2015	1,714	$40.80	—	5,718,172
August 1, 2015 - August 31, 2015	19,205	42.15	—	5,718,172
September 1, 2015 - September 30, 2015	348	42.41	—	5,718,172
October 1, 2015 - October 2, 2015	—	—	—	5,718,172
Total	21,267	$42.05	—

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

10.2
Fourth Amendment to Purchase and Sale Agreement by and between Leidos Enterprise Properties, LLC and TMG Solutions Plaza Land, L.P. dated August 31, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on September 4, 2015.

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
Date: October 30, 2015

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: October 30, 2015

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

10.2
Fourth Amendment to Purchase and Sale Agreement by and between Leidos Enterprise Properties, LLC and TMG Solutions Plaza Land, L.P. dated August 31, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on September 4, 2015.

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