Form 10-KT
period 2016-01-01
Leidos Holdings, Inc.; Leidos, Inc.
filed 2016-02-26
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☐    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☒    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 31, 2015 to January 1, 2016

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
Leidos Holdings, Inc.    Yes ☐    No ☒
Leidos, Inc.    Yes ☐    No ☒
As of July 3, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $2,892,032,677.
The number of shares issued and outstanding of each registrant’s classes of common stock as of February 17, 2016 was as follows:

Leidos Holdings, Inc.	72,164,921 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III that is not set forth herein will be included in an amendment to this Transition Report on Form 10-K or incorporated by reference from Leidos Holdings, Inc.'s definitive Proxy Statement to be filed pursuant to Regulation 14A ("2016 Proxy Statement").

Explanatory Note
This Transition Report on Form 10-K is a combined report being filed by Leidos Holdings, Inc. (“Leidos”) and Leidos, Inc. Leidos is a holding company and Leidos, Inc. is a direct, 100%-owned subsidiary of Leidos. Each of Leidos and Leidos, Inc. is filing on its own behalf all of the information contained in this report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with combined notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
FORM 10-K TRANSITION REPORT
TABLE OF CONTENTS

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos") is a holding company. Its principal operating company, Leidos, Inc., was formed in 1969 by a small group of scientists led by physicist Dr. Robert Beyster. Since our founding 47 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of national concern.
Leidos is an applied technology company delivering services and solutions to national security, health and engineering markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five core capabilities: C4ISR, cybersecurity, systems engineering, large-scale agile software development and data analytics. Applying our technically advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with our key customers. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, state and local government agencies and government agencies of U.S. allies abroad. With a focus on delivering mission-critical solutions, Leidos generates over 76% of our total revenues from U.S. Government contracts. A majority of that work supports the U.S. Intelligence Community.
Building on our foundation in offering innovative services and solutions to U.S. Government customers, Leidos is expanding into international government and broader commercial markets. By leveraging expertise in multiple disciplines, tailoring our solutions to the particular needs of our targeted markets and using advanced analytics, we work to securely deliver solutions that not only meet customers’ current goals, but also support their future endeavors.
For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Transition Report on Form 10-K.
We use the terms “Company,” “we,” “us,” and “our” to refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos and Leidos, Inc. to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December.
As a result of this change, the Company is filing this Annual Report on Form 10-K, which covers the 11-month period which began on January 31, 2015 and ended on January 1, 2016, as its transition report. This change does not impact the Company's prior reported fiscal years (each covering a 12-month period), each of which ended on the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014 and ended on January 30, 2015.
Our Business Segments
Our business is aligned into three reportable segments: National Security Solutions (NSS), Health and Engineering (HES) and Corporate and Other. While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets, we provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

Leidos Holdings, Inc. Transition Report - 1

PART I

National Security Solutions
National Security Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of our customers in the areas of intelligence surveillance and reconnaissance, integrated systems and cybersecurity and global services. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, DHS, government agencies of U.S. allies abroad and other federal, civilian and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. National Security Solutions represented 68%, 71% and 70% of total revenues for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, respectively.
Our national security business offers broad technology, development and integration capabilities and is responsible for leading our efforts in surveillance and reconnaissance, integrated systems solutions and global services for the U.S. Intelligence Community, military commands and other government and commercial customers.

•
Surveillance and Reconnaissance - We offer a wide range of technologies in multiple domains that address the Nation’s most critical threats and deliver solutions to the intelligence community, DoD and military services. A primary focus is on the DoD’s technology organizations, which include the Defense Advanced Research Projects Agency, Army Research Lab, Air Force Release Lab and Navy Research Lab. Our market concentration is on airborne, maritime and command and control. We provide multi-spectral, airborne, ground and maritime intelligence surveillance and reconnaissance ("ISR") collection and processing systems, advanced sensor design, command and control solutions and training systems.

•
Integrated Systems - We offer extensive software development capabilities for intelligence and information systems and deliver solutions to the intelligence community, DoD, military services, DHS and the UK Ministry of Defense ("UK MoD"). Our markets include cybersecurity, data analytics and logistics. Our cybersecurity solutions detect and manage the most sophisticated cyber threats. We are highly skilled in data analytics, and we design, develop, deploy and support information-centric software systems for complex, data-driven national security challenges. Our logistics offerings include enterprise platforms that speed the supply chain of highly complex systems.

•
Global Services - We provide high-end services to the intelligence community, DoD and federal civilian agencies. Operating around the world daily, we provide intelligence analysis, operational support, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe.

Health and Engineering
Our Health and Engineering businesses capitalize on our knowledge and experience in technology and innovation. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments, healthcare providers and commercial enterprises in various industries. Health and Engineering represented 32%, 29% and 30% of total revenues for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, respectively.
Our Health business provides services and solutions to commercial hospitals, the DoD and other U.S. Government agencies focused on information technology and behavioral health and life sciences offerings. Our healthcare business is focused on the overall availability and quality of electronic health data, clinical care optimization and life sciences research and development that ultimately improves the quality of care while lowering cost for our customers.

•
Federal Health - We developed, fielded and currently maintain a full end-to-end Electronic Health Record ("EHR") system and numerous behavior health services—healthcare beyond the clinic—for the DoD. We are currently working on developing the next generation EHR system that will be deployed to DoD hospitals and other sites worldwide. Within the DoD, we serve the Defense Health Agency, which provides healthcare to active duty and retired military personnel and their dependents. We also provide information technology solutions, scientific support and behavioral health services to the Veterans Administration, National Institutes of Health and other government customers. We strive to improve the availability, quality and cost effectiveness of healthcare for our military service members and their families.

Leidos Holdings, Inc. Transition Report - 2

PART I

•
Commercial Health - We implement and optimize EHR systems at commercial hospitals. In addition, we provide consulting services and operational support focused on addressing health care legislation for Meaningful Use and ICD-10 transition, IT strategy, revenue cycle management, accountable care transformation, risk management, technology infrastructure and project management. Our teams are staffed with clinical subject matter experts who draw upon their deep experience and knowledge of healthcare and IT systems.

•
Life Sciences - We provide life science research and development support to the National Institutes of Health, Center for Disease Control, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research, where we employ about 1,900 scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.

Our Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for our customers. We carry out our engineering business in five key areas of expertise:

•
Process Industries Engineering - We provide process industries engineering services and solutions to a large U.S. market for capital improvement programs for key clients across a number of industries, including mid-tier refineries and large industrial companies. We exploit use of Building Information Modeling as a design tool and to manage the complexities of the systems we design and build.

•
Security Products - We provide security products, services and solutions that leverage our design, integration and process engineering technologies to build small footprint, minimally-intrusive secure commerce systems for our customers. Our Vehicle and Cargo Inspection System ("VACIS") systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the “reduced size” segment of this market with small, flexible systems that can be installed at airport check-in counters. We also have a line of radiation detection systems, which are used today at ports, border crossings and industrial facilities around the world—including most ports and border crossings in the United States.

•
Power Grid Engineering - We provide power grid engineering services and solutions to a broad customer set and have unique offerings including a Smart Grid as a Service ("SGS") solution. We are working with energy companies to develop analytical products that fully exploit the data enabled by smart grid technology. We provide engineering and consulting to electric utilities and transmission companies. Our focus is on engineering design of the grid from distribution through transmission and significant substation design and upgrade work. We provide physical and cybersecurity for our utility customers as part of our substantive offerings. We also administer energy efficiency programs for states and utilities and provide an array of consulting services for utilities.

•
Federal Environmental and Engineering - We provide environmental consulting and engineering, primarily for the DoD. We support the requirements of the National Environmental Policy Act ("NEPA") as well as other supporting activities. We also have specialty consulting associated with specific environmental issues, such as underwater environmental issues, radiologic clean up, risk assessment training ranges and other specific needs. We support site cleanup and remediation efforts.

•
Transaction and Valuation Consulting - We provide transaction and asset valuation services for the power industry. Our primary customers are the large lending institutions that require a comprehensive assessment of proposed projects for financing. Our analysts study technologies, designs, operational plans, fuel needs and financial trends in power markets to evaluate the viability of projects. We also provide oversight work at project sites on behalf of lenders or owners.

Leidos Holdings, Inc. Transition Report - 3

PART I

Corporate and Other
The Corporate and Other business segment includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items excluded from a reportable segment’s performance. Corporate and Other represented an immaterial percentage of revenue for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014.
For additional information regarding our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and Note 18 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.
Acquisitions and Dispositions
Our key management initiatives are to achieve annual revenue and earnings growth while maintaining high cash flow efficiency. To achieve these objectives, we routinely conduct due-diligence on acquisition targets and potential divestitures allowing us to ensure the Company possesses an optimal set of capabilities, customer relationships and contract vehicles to compete effectively in the markets we serve. In addition, on January 26, 2016, we entered into a definitive agreement whereby the Information Systems & Global Solutions business (IS&GS) of Lockheed Martin will be merged with a wholly-owned subsidiary of Leidos (the "Lockheed Martin Transaction"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Lockheed Martin Transaction" for a further description of the Lockheed Martin Transaction.
Over the past three fiscal years, while we did not have any material acquisitions, we did divest of seven businesses. Four of these non-strategic dispositions were reclassified as discontinued operations on a retrospective basis. Additionally, in fiscal 2014, we completed the strategic spin-off of our technical services and enterprise information technology services business into an independent, publicly traded company named Science Applications International Corporation (“New SAIC”). The results of operations for New SAIC were reclassified as discontinued operations on a retrospective basis.
Key Customers
Substantially all of our revenues are generated in the United States. Our total revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. Government, with the remaining being international customers, including the UK MoD, and customers across a variety of commercial markets including command and control, training, healthcare, energy, manufacturing and transportation. Within the U.S. Government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, DHS, the Defense Health Agency, the National Aeronautics and Space Administration ("NASA") and research agencies like the Defense Advanced Research Projects Agency ("DARPA").

The percentage of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the years for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
U.S. Government	76%	79%	78%
U.S. DoD	64%	67%	68%
U.S. Army	14%	16%	19%
Maryland Procurement Office	10%	10%	8%
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.

Leidos Holdings, Inc. Transition Report - 4

PART I

Employees
As of January 1, 2016, we employed approximately 18,000 full and part-time employees worldwide. The experience and expertise of our employees makes Leidos capable of solving our customers' most challenging technical problems. Approximately 40% of our employees have degrees in Science, Technology, Engineering or Mathematics fields, close to 1,000 employees have doctoral degrees and nearly 50% of our employees possess security clearances.
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded internal research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. For the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, our company-funded IR&D expense was $29 million, $37 million and $45 million, respectively, which as a percentage of sales was 0.6%, 0.7% and 0.8%, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Competition
Competition for contracts is intense, and we often compete against a large number of established multinational corporations that may have greater name and brand recognition, financial resources and larger technical staffs. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•
the engineering and technical services divisions of large defense contractors that provide U.S. Government IT services in addition to other hardware systems and products, including companies such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•
contractors focused principally on technical services, including U.S. Government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International Inc., ManTech International Corporation, Serco Group plc and MITRE Corporation;

•	diversified commercial and U.S. Government IT providers, such as Accenture plc, CSRA, Inc., HP Enterprise Services, International Business Machines Corporation ("IBM") and Unisys Corporation;

•	contractors that provide engineering, consulting, design and construction services, such as Jacobs Engineering Group, AECOM, KBR, Inc. and CH2M Hill Companies Ltd.;

•
contractors focused on supplying homeland security product solutions, including American Science and Engineering, Inc., OSI Systems, Inc., L-3 Communications Corporation, Morpho (Safran) and Smiths Group plc;

Leidos Holdings, Inc. Transition Report - 5

PART I

•	contractors providing supply chain management and other logistics services, including Agility Logistics Corp.; and

•
companies focused on providing health solutions and services to the U.S. Government and hospitals, including Accenture plc, IBM, CSRA, Inc., Lockheed Martin Corporation, Epic Systems and Medical Information Technology, Inc. ("Meditech").

We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel; our ability to deliver innovative cost-effective solutions in a timely manner; successful program execution; our reputation and standing with customers; pricing; and the size and geographic presence of our company.
The U.S. Government has indicated that it intends to increase competition for future procurement of products and services, which has led to fewer sole source awards and more emphasis on cost-competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.
Contract Procurement
Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government and other contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

•
Definitive Award Contracts. U.S. Government agencies may procure services and products through single definitive award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When an agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. The process of issuing solicitations or request for proposals and evaluating contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single definitive successful awardee.

•
Indefinite Delivery/Indefinite Quantity ("IDIQ") Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-established contractor. Under a multiple-award IDIQ contract, task orders can be awarded to any of the pre-established contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.

Leidos Holdings, Inc. Transition Report - 6

PART I

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
Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time through a termination for the convenience of the U.S. Government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. Government issues a termination for convenience. These regulations and risks are described in more detail below under “Business–Regulation” and “Risk Factors” in this Transition Report on Form 10-K.
Contract Types
Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•
Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

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

Leidos Holdings, Inc. Transition Report - 7

PART I

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, see “Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Transition Report on Form 10-K.
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Transition Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog from U.S. Government customers as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial or non-U.S. Federal Government customers included in funded backlog may include provisions that allow the customer to cancel at any time. Many of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Transition Report on Form 10-K.
Seasonality
The U.S. Government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, as a result of the cyclical nature of the U.S. Government budget process and a greater number of holidays in our fourth fiscal quarter as compared to our third fiscal quarter, we typically experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 21 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including to the DoD, the Intelligence Community and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement the FAR, such as Department of Defense Federal Acquisition Regulation Supplement ("DFARS") and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

•	require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;

•	define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. Government contracts;

•	require compliance with U.S. Government Cost Accounting Standards ("CAS");

•
require reviews by the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA") and other U.S. Government agencies of compliance with government requirements for a contractor’s business systems;

Leidos Holdings, Inc. Transition Report - 8

PART I

•	restrict the use and dissemination of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data; and

•
require us not to compete for work if an actual or potential organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated, neutralized or avoided.

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
Environmental Matters
Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. Failure to comply with these laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government, or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Our services and operations involve the assessment or remediation of environmental hazards, as well as using, handling or disposing of hazardous substances. Environmental laws may impose liability on any person who disposes, transports or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services, including our current and prior ownership of properties. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.
Company Website and Information
Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Transition Report on Form 10-K.
You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:
Leidos Holdings, Inc.
11951 Freedom Drive
Reston, VA 20190
Attention: Corporate Secretary
Telephone: (571) 526-6000

Leidos Holdings, Inc. Transition Report - 9

PART I

Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Transition Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock.
Risks Relating to Our Business
We depend on government agencies as our primary customer and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.
We generated over 76% of our total revenues during the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014, from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014, from the U.S. Army. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.
A decline in the U.S. Government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 64% of our total revenues for the 11-month period ended January 1, 2016. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.
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

Leidos Holdings, Inc. Transition Report - 10

PART I

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have from time to time experienced a decline in revenues in our fourth quarter ending the Friday nearest the end of January for prior years and ending the Friday nearest the end of December for the 11-month period ended January 1, 2016 and beyond as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
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
The FAR and many of our U.S. Government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage. A conflict of interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.

Leidos Holdings, Inc. Transition Report - 11

PART I

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. Government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. Government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
Our business is subject to reviews, audits and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
U.S. Government agencies, including the DCAA, DCMA and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including; a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
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
Our indirect cost audits by the DCAA remain open for fiscal 2011 and subsequent fiscal years. Although we have recorded contract revenues subsequent to and including fiscal 2011 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Leidos Holdings, Inc. Transition Report - 12

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
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
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

Leidos Holdings, Inc. Transition Report - 13

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

Leidos Holdings, Inc. Transition Report - 14

PART I

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
As of January 1, 2016, our total backlog was $9.9 billion including $2.5 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost-reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customers' variable purchasing patterns of our more profitable proprietary products.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 27% of our total revenues for the 11-month period ended January 1, 2016. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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

Leidos Holdings, Inc. Transition Report - 15

PART I

Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims described in “Legal Proceedings” in Part I of this Transition Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described in “Legal Proceedings,” are subject to inherent uncertainties and management’s view of these matters may change in the future.
Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
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

Leidos Holdings, Inc. Transition Report - 16

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

Leidos Holdings, Inc. Transition Report - 17

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

•
we may not be able to accurately estimate the financial effect of acquisitions and investments on our business, and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;

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

•
acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover investments in any such acquisitions;

•	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and

•	we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
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

Leidos Holdings, Inc. Transition Report - 18

PART I

Goodwill and other intangible assets represent approximately 36% of our total assets and any impairment of these assets could negatively impact our results of operations.
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

Leidos Holdings, Inc. Transition Report - 19

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
We sold our biomass-powered generating facility in Plainfield, Connecticut with consideration consisting of a secured promissory note. A default on the note by the buyer could result in a write-off of a portion or entire value of the note and may adversely affect our profitability.
On July 24, 2015, we completed the sale of our Plainfield Renewable Energy biomass-powered generating facility, with consideration received at closing that included a secured promissory note for approximately $73 million, net of discount (the "Note"). Even though we have no reason to believe a credit risk currently exists, there is a possibility that the buyer could default. In the event of a default, we may need to write-off up to the full value of the Note, which could have an adverse effect on our consolidated financial position, results of operations or cash flows.
Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.
Some of our services and operations involve the assessment or remediation of environmental hazards, as well as the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. Government. Our current and previous ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.

Leidos Holdings, Inc. Transition Report - 20

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
In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies, any delay or failure to collect amounts due to us and differing legal systems. We provide services and products in support of U.S. Government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we are seeking to grow our international business, in which case these regulatory, geopolitical and other factors may have a greater impact on our business in the future and could adversely affect our business.

Leidos Holdings, Inc. Transition Report - 21

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

Leidos Holdings, Inc. Transition Report - 22

PART I

Our financial results may vary significantly from period-to-period.
Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this “Risk Factors” section and other matters described elsewhere in this Transition Report on Form 10-K.
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

Leidos Holdings, Inc. Transition Report - 23

PART I

We may be unable to satisfy the conditions or obtain the approvals required to complete the Lockheed Martin Transaction or such approvals may contain material restrictions or conditions.
The consummation of the Lockheed Martin Transaction is subject to numerous conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any necessary regulatory approvals in other jurisdictions, (3) the effectiveness of registration statements to be filed with the SEC, (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"), (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes, and (6) the receipt by Leidos, Lockheed Martin and Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Spinco"), of solvency opinions customary in transactions of this type. We can make no assurances that the Lockheed Martin Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have and will continue to expend management's time and resources and incur legal, advisory and financial services fees related to the Lockheed Martin Transaction. These expenses must be paid regardless of whether the Merger is consummated.
Governmental agencies may not approve the Lockheed Martin Transaction or may impose conditions to the approval of the Lockheed Martin Transaction or require changes to the terms of the Lockheed Martin Transaction. Any such conditions or changes could have the effect of delaying completion of the Lockheed Martin Transaction, imposing costs on or limiting the revenues of the combined company following the Lockheed Martin Transaction or otherwise reducing the anticipated benefits of the Lockheed Martin Transaction. Any condition or change which results in a material adverse effect on Lockheed Martin's business and/or us under the merger agreement may cause Lockheed Martin and/or us to restructure or terminate the Lockheed Martin Transaction.
Leidos and Spinco will need to obtain debt financing to complete the Lockheed Martin Transaction. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If Leidos is not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Lockheed Martin Transaction or materially and adversely affect Leidos' business, liquidity, financial condition and results of operations if the Lockheed Martin Transaction is ultimately consummated.
If completed, the Lockheed Martin Transaction may not be successful or achieve its anticipated benefits.
We entered into the Lockheed Martin Transaction with the expectation that it would result in various benefits to us and our stockholders. The success of the Lockheed Martin Transaction will depend, in part, on the ability of the combined company to realize anticipated growth opportunities. The combined company's success in realizing these growth opportunities, and the timing of this realization, depends in part on the successful integration of our business and operations with the newly merged business and operations. After the Lockheed Martin Transaction, we will have significantly more revenue, expenses, assets and employees than we did prior to the Lockheed Martin Transaction. We may not successfully or cost-effectively integrate the acquired business and operations into our business and operations. Even if the combined company is able to integrate the merged businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect from the Lockheed Martin Transaction within the anticipated time frame, or at all.

Leidos Holdings, Inc. Transition Report - 24

PART I

The merger agreement contains provisions that may discourage other companies from trying to acquire us.
The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to us prior to the closing of the Lockheed Martin Transaction that might result in greater value to Leidos' stockholders than the Lockheed Martin Transaction. The merger agreement generally prohibits us from soliciting any alternative transaction proposal, although we may terminate the merger agreement in order to accept an unsolicited alternative transaction proposal that our Board of Directors determines is superior to the Lockheed Martin Transaction. In addition, before our board may withdraw or modify its recommendation or we may terminate the merger agreement to enter into a transaction that our board determines is superior to the Lockheed Martin Transaction, Lockheed Martin has the opportunity to negotiate with us to modify the terms of the Lockheed Martin Transaction in response to any competing acquisition proposals that may be made. If the merger agreement is terminated by us or Lockheed Martin in certain limited circumstances, we may be obligated to pay a termination fee to Lockheed Martin, which would represent an additional cost for a potential third party seeking a business combination with us.
Failure to complete the Lockheed Martin Transaction could adversely affect the market price of Leidos common stock as well as our business, financial condition and results of operations.
If the Lockheed Martin Transaction is not completed for any reason, the price of Leidos common stock may decline, or the company's business, financial condition and results of operations may be impacted to the extent that the market price of Leidos common stock reflects positive market assumptions that the Lockheed Martin Transaction will be completed and the related benefits will be realized; based on significant expenses, such as legal, advisory and financial services which generally must be paid regardless of whether the Lockheed Martin Transaction is completed; based on potential disruption of the business of Leidos and distraction of its workforce and management team; and the requirement in the merger agreement that, under certain limited circumstances, we must pay Lockheed Martin a termination fee or reimburse Lockheed Martin for expenses relating to the Lockheed Martin Transaction.
Investors holding shares of Leidos common stock immediately prior to the completion of the Lockheed Martin Transaction will, in the aggregate, have a significantly reduced ownership and voting interest in us after the Lockheed Martin Transaction and will exercise less influence over management.
Investors holding shares of Leidos common stock immediately prior to the completion of the Lockheed Martin Transaction will, in the aggregate, own a significantly smaller percentage of the combined company immediately after the completion of the Lockheed Martin Transaction. Immediately following the completion of the Lockheed Martin Transaction, it is expected that Lockheed Martin shareholders will hold approximately 50.5% of the outstanding shares of Leidos common stock. Leidos' existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock. Consequently, Leidos stockholders, collectively, will be able to exercise less influence over the management and policies of the combined company than they will be able to exercise over the management and our policies immediately prior to the completion of the Lockheed Martin Transaction.
We are required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of Leidos common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
The merger agreement and the tax matters agreement impose certain ongoing restrictions on us to ensure that applicable statutory requirements under the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations are met so that the Lockheed Martin Transaction qualifies as tax-free to Lockheed Martin and its shareholders. As a result of these restrictions, our ability to engage in certain transactions may be limited.
If we take any actions that would cause the Lockheed Martin Transaction to become taxable, we generally will be required to bear the cost of any resulting tax liability. If the Lockheed Martin Transaction became taxable, Lockheed Martin would be expected to recognize a substantial amount of income, which would result in a material amount of taxes. Any such taxes allocated to us would be expected to be material to us, and could cause our business, financial condition and operating results to suffer. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us.

Leidos Holdings, Inc. Transition Report - 25

PART I

Leidos expects to incur new indebtedness in connection with the Lockheed Martin Transaction, and the degree to which Leidos will be leveraged following completion of the transaction may have a material adverse effect on Leidos' business, financial condition or results of operations and cash flows.
On January 26, 2016, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Spinco to finance the amount of the Spinco debt and to provide financing to Leidos to fund the special dividend of approximately $1.03 billion to its stockholders. Leidos' ability to make payments on and to refinance its indebtedness, including the debt incurred pursuant to the Lockheed Martin Transaction, as well as any future debt that Leidos may incur, will depend on, among other things, Leidos' ability to generate cash in the future from operations, financings or asset sales. Leidos' ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Leidos' control.
If Leidos is not able to repay or refinance its debt as it becomes due, Leidos may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of Leidos' cash flow from operations to the payment of principal and interest on Leidos' indebtedness. In addition, Leidos' ability to withstand competitive pressures and to react to changes in Leidos' industry could be impaired. The lenders who hold such debt could also potentially accelerate amounts due, which could potentially trigger a default or acceleration of any of Leidos' other debt.
In addition, Leidos may increase its debt or raise additional capital following the Lockheed Martin Transaction, subject to restrictions in Leidos' debt agreements and agreements entered into in connection with the Lockheed Martin Transaction. If Leidos' cash flow from operations is less than it anticipates, or if Leidos' cash requirements are more than it expects, Leidos may require more financing. However, debt or equity financing may not be available to Leidos on terms acceptable to Leidos, if at all. If Leidos incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of Leidos' common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on Leidos' operations than it currently has. If Leidos raises funds through the issuance of additional equity, your percentage ownership in Leidos would be diluted. If Leidos is unable to raise additional capital when needed, it could affect Leidos' financial condition, which could negatively affect your investment in Leidos. Also, regardless of the terms of Leidos' debt or equity financing, the amount of Leidos' stock that it can issue may be limited because the issuance of Leidos' stock may cause the Distribution to be a taxable event for Lockheed Martin, and under the tax matters agreement, Leidos could be required to indemnify Lockheed Martin for the resulting tax.
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

Leidos Holdings, Inc. Transition Report - 26

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
This Transition Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements may include statements regarding the proposed Lockheed Martin Transaction using a "Reverse Morris Trust" structure, the expected timetable for completing the transaction, benefits and synergies of the transaction, and future opportunities for the combined company following the transaction. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•
developments in the U.S. Government defense budget, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process or approval of raising the debt ceiling;

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our reliance on information technology spending by hospitals/health care organizations;

•	our reliance on infrastructure investments by industrial and natural resources organizations;

•	energy efficiency and alternative energy sourcing investments;

Leidos Holdings, Inc. Transition Report - 27

PART I

•	investments by U.S. Government and commercial organizations in environment impact and remediation projects;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

•	our ability to effectively acquire businesses and make investments;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to manage performance and other risks related to customer contracts, including complex engineering or design build projects;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business;

•	factors relating to the satisfaction of the conditions to the proposed transaction with Lockheed Martin, including regulatory approvals and the required approvals of our stockholders;

•	our and Lockheed Martin's ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction with Lockheed Martin;

•	the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the transaction with Lockheed Martin within the expected time-frames or at all;

•	the integration of the Information Systems & Global Solutions business being acquired from Lockheed Martin being more difficult, time-consuming or costly than expected;

•	the effect of any changes resulting from the proposed transaction in customer, supplier and other business relationships;

•	general market perception of the proposed transaction with Lockheed Martin;

•	exposure to lawsuits and contingencies associated with Lockheed Martin’s Information Systems & Global Solutions business;

•	our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;

•	risks associated with the spin-off of our technical, engineering and enterprise information technology services business, such as unknown liabilities and risks associated with joint performance;

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

Leidos Holdings, Inc. Transition Report - 28

PART I

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 1, 2016, we conducted our operations in approximately 190 offices located in 40 states, the District of Columbia and various foreign countries. We consider our facilities suitable and adequate for our present needs. We occupy approximately 4.6 million square feet of floor space. Of this amount, we own approximately 0.7 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.3 million square feet. We also have employees working at customer sites throughout the United States and in other countries. As of January 1, 2016, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
San Diego, California	2	262,000	13.5
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	14.1
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See Note 16 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K for information regarding commitments under leases.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 19 of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.
In addition to the matters disclosed in Note 19, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 20—Other Commitments and Contingencies–Government Investigations and Reviews” of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Transition Report - 29

PART I

Executive Officers of the Registrant
The following is a list of the names and ages (as of February 26, 2016) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Leidos Holdings, Inc. Transition Report - 30

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Sarah K. Allen	57
Executive Vice President and Chief Human Resources Officer since 2013. Prior to joining Leidos in September 2008, Ms. Allen served as the Director of Human Resources in the TASC Business Unit of Northrop Grumman Corporation. Earlier in her career, she held positions with TRW Environmental Safety Systems, Honeywell and Hewlett-Packard Company.

S. Gulu Gambhir	47
Chief Technology Officer and Executive Vice President since 2013. Prior to that time, Mr. Gambhir served as National Security Sector Chief Technology Officer and Senior Vice President since 2009. Before joining Leidos
Mr. Gambhir served as Director of Northrop Grumman's Science and Technology Operating Unit of TASC, holding a variety of technical and managerial roles since 1991. Previously, he worked at Space Applications Corporation and COMSAT Laboratories.

Roger A. Krone	59
Chief Executive Officer since July 2014, Mr. Krone is also Chairman of the Board. He brings more than 36 years of operational, strategic, and financial execution experience for some of the nation’s most prominent names in aerospace. Mr. Krone has held senior program management and finance positions at The Boeing Company, McDonnell Douglas Corp., and General Dynamics. Mr. Krone is currently a member of the Georgia Tech Foundation Board of Trustees and a member of the board of WETA Public Television and Radio in Washington, D.C. He is a long-time supporter of the Urban League, and currently serves on the board of the Greater Washington chapter. He is also a member of the Executive Council of the Aerospace Industries Association (AIA) and a member of the AOPA Foundation's Board of Visitors.

Michael E. Leiter	46
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

Vincent A. Maffeo	65
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

James C. Reagan	57
Executive Vice President, Chief Financial Officer since July 2015 and Principal Accounting Officer since January 2016. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan was with Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions, and engineering and analysis services to the U.S. Intelligence Community, Department of Defense, and federal and civilian agencies, where he served as Senior Vice President and Chief Financial Officer. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. Government. Mr. Reagan is a Certified Public Accountant.

Jonathan W. Scholl	54
President, Health and Engineering Sector since June 2015. Prior to joining Leidos, Mr. Scholl served for five years as the Chief Strategy Officer for Texas Health Resources, one of the largest nonprofit health care delivery systems in the country. Prior to that, he spent 15 years with The Boston Consulting group and served as Head of their North American Healthcare Provider Practice and leader of their Lean Six Sigma initiative for hospitals. He also served as vice president for applications development for the TenFold HealthCare Group in Dallas. Mr. Scholl served five years in the U.S. Navy as a nuclear submarine officer and nuclear power plant instructor.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Transition Report on Form 10-K in lieu of being included in an amendment to this Transition Report on Form 10-K or incorporated by reference from Leidos' 2016 Proxy Statement.

Leidos Holdings, Inc. Transition Report - 31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Leidos’ common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “LDOS.” Leidos, Inc. is a wholly-owned subsidiary of Leidos and there is no public trading market for common stock of Leidos, Inc. The range of high and low sales prices at closing of Leidos' common stock on the NYSE for the 11-month period ended January 1, 2016, and fiscal 2015 are presented below.
Historical Stock Prices

	11 Months Ended
	January 1, 2016
Fiscal Quarter	High	Low
1st quarter (January 31, 2015 to April 3, 2015) (1)	$46.76	$41.30
2nd quarter (April 4, 2015 to July 3, 2015)	$43.20	$39.63
3rd quarter (July 4, 2015 to October 2, 2015)	$45.03	$38.05
4th quarter (October 3, 2015 to January 1, 2016)	$59.05	$43.42

(1)	The first quarter of the 11-month period ended January 1, 2016, included only two months as a result of the change in our fiscal year-end.

	12 Months Ended
	January 30, 2015
Fiscal Quarter	High	Low
1st quarter (February 1, 2014 to May 2, 2014)	$46.07	$34.64
2nd quarter (May 3, 2014 to August 1, 2014)	$40.72	$36.66
3rd quarter (August 2, 2014 to October 31, 2014)	$38.20	$33.21
4th quarter (November 1, 2014 to January 30, 2015)	$44.41	$36.64
Holders of Common Stock
As of February 17, 2016, there were approximately 24,153 holders of record of Leidos common stock. The number of stockholders of record of Leidos common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. Leidos is the holder of record of all Leidos, Inc.'s common stock.
Dividend Policy
During the 11-month period ended January 1, 2016, and fiscal 2015, Leidos declared and paid quarterly dividends totaling $1.28 per share of Leidos common stock in each period. Leidos currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by Leidos’ Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
In connection with the Lockheed Martin Transaction, prior to the consummation of the transaction, and subject to applicable law, Leidos shall declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Lockheed Martin Transaction. The special dividend will be funded by a combination of new borrowing and cash on hand.
Leidos, Inc. has not declared or paid cash dividends to Leidos Holdings, Inc. Leidos, Inc. may declare and pay cash dividends to Leidos Holdings, Inc. from time to time, but there is no present intention to do so.

Leidos Holdings, Inc. Transition Report - 32

PART II

Stock Performance Graph
In fiscal 2015, we chose to use the Standard & Poor's MidCap 400 index to replace the Standard & Poor's 500 index. The market cap composition of the Standard & Poor's MidCap 400 index more closely aligns with Leidos' market cap, as compared to the Standard & Poor's 500 index, while similarly providing a broad market representation of industries.
The following graph compares the total cumulative five-year return on Leidos common stock through January 1, 2016 to two indices: (i) the Standard & Poor’s MidCap 400 index and (ii) the Standard & Poor’s North American Technology Services index. The graph assumes an initial investment of $100 on December 31, 2010, and that dividends, if any, have been reinvested. On September 27, 2013, we completed the spin-off of New SAIC. Our stockholders received one share of New SAIC common stock for every seven shares of our common stock held on the record date (September 19, 2013). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Total Shareholder Return vs. S&P MidCap 400 and S&P North American Tech - Svcs

240
220
200
180
160
140
120
100
80
60
40
Index Value

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Leidos Stock Price	100	77	71	122	118	158
S&P North American Tech - Svcs Index	100	118	132	163	205	233
S&P 400 Composite Index	100	133	137	162	198	219

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

Leidos Holdings, Inc. Transition Report - 33

PART II

The following table presents repurchases of Leidos common stock during the quarter ended January 1, 2016:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 3, 2015 - October 31, 2015	19,503	$50.23	—	5,718,172
November 1, 2015 - November 30, 2015	20,307	54.31	—	5,718,172
December 1, 2015 - December 31, 2015	4,160	56.40	—	5,718,172
As of January 1, 2016	—	—	—	5,718,172
Total	43,970	$52.70	—

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
Item 6. Selected Financial Data
The selected financial data for the five-year period set forth below is derived from our consolidated financial statements for the 11-month period ended January 1, 2016, and for the fiscal years 2015 through 2012. As Leidos Holdings, Inc. is a holding company and it consolidates Leidos, Inc. for financial statement purposes, the following financial data relates to both companies, except where otherwise indicated. Leidos, Inc.’s revenues and expenses comprise 100% of Leidos Holdings, Inc.'s revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos Holdings, Inc.’s assets, liabilities and operating cash flows, except for an interest-bearing note between Leidos, Inc. and Leidos Holdings, Inc.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the combined notes thereto contained within this Transition Report on Form 10-K.

Leidos Holdings, Inc. Transition Report - 34

PART II

	11 Months Ended(1)	12 Months Ended(1)
	January 1, 2016(2)	January 30, 2015(3)	January 31, 2014(4)	January 31, 2013	January 31, 2012(5)
	(in millions, except for per share amounts)
Consolidated Statement of Income Data:
Leidos Holdings, Inc.:
Revenues	$4,712	$5,063	$5,755	$6,449	$5,804
Operating income (loss)	320	(214)	163	421	(64)
Income (loss) from continuing operations	243	(330)	84	323	(239)
(Loss) income from discontinued operations, net of tax	(1)	7	80	202	298
Net income (loss)	$242	$(323)	$164	$525	$59
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$3.33	$(4.46)	$0.98	$3.81	$(2.85)
(Loss) income from discontinued operations	(0.01)	0.10	0.96	2.38	3.53
	$3.32	$(4.36)	$1.94	$6.19	$0.68
Diluted:
Income (loss) from continuing operations	$3.28	$(4.46)	$0.98	$3.81	$(2.85)
(Loss) income from discontinued operations	(0.01)	0.10	0.96	2.38	3.53
	$3.27	$(4.36)	$1.94	$6.19	$0.68
Cash dividend per common share	$1.28	$1.28	$5.60	$1.92	$—
Leidos, Inc.:
Revenues	$4,712	$5,063	$5,755	$6,449	$5,804
Operating income (loss)	320	(214)	163	421	(64)
Income (loss) from continuing operations	249	(324)	86	324	(242)
(Loss) income from discontinued operations	(1)	7	80	202	298
Net income (loss)	$248	$(317)	$166	$526	$56

	January 1, 2016	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012
	(in millions)
Consolidated Balance Sheet Data:
Leidos Holdings, Inc.:
Total assets	$3,377	$3,281	$4,162	$5,875	$6,667
Notes payable and long-term debt, including current portion	$1,088	$1,166	$1,333	$1,295	$1,845
Other long-term liabilities	$183	$168	$227	$170	$158

(1)
References to financial data are to the Company's continuing operations, unless otherwise noted. During the year ended January 31, 2014, the Company completed the spin-off of New SAIC. The operating results of New SAIC are included in discontinued operations.

(2)
Reflects the 11-month period of January 31, 2015, through January 1, 2016 as a result of the change in our fiscal year end. All other periods presented include twelve months as originally reported. For further information see, Note 1 "Summary of Significant Accounting Policies—Reporting Periods" of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K. The 11-month period ended January 1, 2016, results include a gain on a real estate sale of $82 million, tangible asset impairment charges of $29 million, intangible asset impairment charges of $4 million and bad debt expense of $8 million. For further information see, Note 16 "Leases—Sale and Leaseback Agreement", Note 3 "Acquisitions", Note 4 "Goodwill and Intangible Assets" and Note 5 "Receivables" of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.

(3)
Fiscal 2015 results include goodwill impairment charges of $486 million, intangible asset impairment charges of $41 million and a tangible asset impairment charge of $40 million. For further information see, Note 4 "Goodwill and Intangible Assets" and Note 3 "Acquisitions" of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.

Leidos Holdings, Inc. Transition Report - 35

PART II

(4)
Fiscal 2014 results include intangible asset impairment charges of $51 million, bad debt expense of $44 million, and separation transaction and restructuring expenses of $65 million. For further information see, Note 4 "Goodwill and Intangible Assets", Note 5 "Receivables" and Note 1 "Summary of Significant Accounting Policies—Separation Transaction and Restructuring Expenses" of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.

(5)
Fiscal 2012 results include a $540 million loss provision recorded in connection with resolution of the CityTime matter described in Note 19 "Legal Proceedings" of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.

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
On March 20, 2015, our Board of Directors approved the amendment and restatement of our bylaws to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, we are filing this Annual Report on Form 10-K, which covers the 11-month period which began on January 31, 2015 and ended on January 1, 2016, as our transition report. This change does not impact our prior reported fiscal years (covering a 12-month period) which ended on the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014 and ended on January 30, 2015.
The information presented in the Results of Operations compares the 11-month transition period ended January 1, 2016 (January 31, 2015 - January 1, 2016) to the 11-month period ended January 2, 2015 (February 1, 2014 - January 2, 2015) and compares fiscal 2015 (February 1, 2014 - January 30, 2015) to fiscal 2014 (February 1, 2013 - January 31, 2014).
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition, and the performance and carrying value of our assets. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. See “Risk Factors—Forward-Looking Statement Risks” in Part I of this Transition Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Transition Report on Form 10-K, particularly in “Risk Factors.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Overview
We are an applied technology company delivering services and solutions that leverage expertise in the national security, health and engineering markets. We provide these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad and state and local government agencies. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. We operate in the following segments: National Security Solutions, Health and Engineering and Corporate and Other.

Leidos Holdings, Inc. Transition Report - 36

PART II

For additional information regarding our reportable segments, see “Business” in Part I and Note 18 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.
Our National Security Solutions segment is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of our customers in the areas of intelligence surveillance and reconnaissance, integrated systems and cybersecurity and global services. We provide a diverse portfolio of national solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, the U.S. Department of Homeland Security, government agencies of U.S. allies abroad, and other federal, civilian, and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics, and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Within our Health and Engineering segment, our Health business provides services and solutions to commercial hospitals, the DoD, and other U.S. Government agencies focused on information technology, and behavioral health and life sciences offerings. Our healthcare business is focused on the overall availability and quality of electronic health data, clinical care optimization, and life sciences research and development that ultimately improves the quality of care while lowering cost for our customers. Our Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for our customers.
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

•
disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage, through internal growth initiatives, stock repurchases, dividends, strategic acquisitions, debt level management and other uses to achieve our goals; and

•
the proposed transaction with Lockheed Martin in which Lockheed Martin will divest and merge its Information Systems & Global Solutions business ("IS&GS") with a wholly-owned subsidiary of Leidos as discussed in section below–"Lockheed Martin Transaction." Completion of the transaction is anticipated to occur in 2016. During 2016, we expect to incur significant integration and transaction costs in connection with the Lockheed Martin Transaction and related transactions.

Sales Trend. For the 11-month period ended January 1, 2016, revenues increased by $22 million, or less than 1%, to $4.71 billion compared to the 11-month period ended January 2, 2015, primarily due to growth in our engineering construction business as well as recent awards in our federal health business and for an international logistics program. This increase was partially offset by a decline in contract activities associated with support of Overseas Contingency Operations ("OCO Contracts") and continued decline in our commercial health business. For fiscal 2015, revenues decreased by $692 million, or 12.0%, to $5.06 billion compared to fiscal 2014 primarily due to a decline in contract activities associated with OCO Contracts and a decline within our engineering services and commercial health businesses. See "Results of Operations" below for further discussion of our segment results.
For the 11-month period ended January 1, 2016, revenues associated with OCO Contracts were 3.7% of total revenues, compared to 7.6% for the 11-month period ended January 2, 2015. For fiscal 2015, revenues associated with OCO Contracts were 7.5% of total revenue, compared to 12.0% in fiscal 2014. Management expects revenue related to OCO Contracts to remain relatively consistent to current year levels with further growth from our recent awards partially offset by a decline in revenue from our design build business. Our recent awards have contributed to a book-to-bill ratio for the 11-month period ended January 1, 2016, of over one time revenue, increasing our total backlog to $9.9 billion as of January 1, 2016.

Leidos Holdings, Inc. Transition Report - 37

PART II

Operating Income Trend. For the 11-month period ended January 1, 2016, our operating income was $320 million, a $511 million increase compared to the 11-month period ended January 2, 2015. For the 11-month period ended January 1, 2016, our operating income margin was 6.8% compared to a negative operating margin of 4.1% for the 11-month period ended January 2, 2015. This increase in operating income and margin was primarily due to prior year goodwill and asset impairment charges and increased program margins coupled with improved product mix of higher margin security product sales. For fiscal 2015, our operating loss was $214 million, a $377 million decrease compared to fiscal 2014. For fiscal 2015, our negative operating margin was 4.2% compared to an operating income margin of 2.8% for fiscal 2014. This decrease in operating income and margin was due to a decrease in revenues and an increase in goodwill and asset impairment charges for fiscal 2015, which were partially offset by a decrease in separation transaction and restructuring expenses. See "Results of Operations" below for further discussion of our segment results.
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
Lockheed Martin Transaction
On January 26, 2016, Leidos Holdings, Inc. announced that it had entered into a definitive agreement (the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"), Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin (“Spinco”), and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos (“Merger Sub”), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction (the "Lockheed Martin Transaction"). In connection with the Merger Agreement, Lockheed Martin and Spinco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business.
In the transactions contemplated by the Merger Agreement and the Separation Agreement, (i) Lockheed Martin will transfer the ISGS Business to Spinco, (ii) Lockheed Martin will distribute Spinco’s stock to Lockheed Martin’s stockholders, at Lockheed Martin’s option, by way of a pro rata dividend or an exchange offer (the "Distribution"), and (iii) Merger Sub will merge with and into Spinco, with Spinco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos' existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.
Prior to the Distribution, Spinco will incur third-party debt financing in an aggregate principal amount of approximately $1.8 billion (the "Spinco Debt") and immediately thereafter, Lockheed Martin will transfer the Spinco Assets to Spinco and Spinco will make a special cash payment to Lockheed Martin of $1.8 billion, subject to adjustment based on Spinco's cash and working capital at the time of the Distribution (the "Special Cash Payment"). Spinco has entered into commitment letters with certain financial institutions to provide for the Spinco Debt.
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos shall declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowing and cash on hand.
On January 26, 2016, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Spinco to finance the amount of the Spinco Debt and to provide financing to Leidos to fund the special dividend of approximately $1.03 billion to its stockholders.
We expect to incur significant integration and transaction costs in connection with the Lockheed Martin Transaction and related transactions during fiscal 2016 and fiscal 2017.

Leidos Holdings, Inc. Transition Report - 38

PART II

Completion of the Lockheed Martin Transaction is expected in 2016. Consummation of the Lockheed Martin Transaction is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any necessary regulatory approvals in other jurisdictions, (3) the effectiveness of registration statements to be filed with the U.S. Securities and Exchange Commission ("SEC"), (4) the approval by Leidos' stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"), (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes, and (6) the receipt by Leidos, Lockheed Martin and Spinco of solvency opinions customary in transactions of this type. There can be no assurance the Lockheed Martin Transaction will be consummated. See "Item 1A. Risk Factors." We may be unable to satisfy the conditions or obtain the approvals required to complete the Lockheed Martin Transaction or such approvals may contain material restrictions or conditions."
The Merger Agreement contains certain termination rights for both Lockheed Martin and Leidos and further provides that Leidos must pay to Lockheed Martin a termination fee of $150 million under certain circumstances. In addition, if the Merger Agreement is terminated because approval is not obtained at the Leidos stockholder meeting called for such purpose, Leidos has agreed to reimburse Lockheed Martin for its expenses up to a maximum amount of $37.5 million.
In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will be entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.
Spin-off Transaction
In accordance with a distribution agreement, on September 27, 2013 (the "Distribution Date"), Leidos completed a spin-off of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Application International Corporation ("New SAIC"). The spin-off was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. As a result of the spin-off, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. In anticipation of the spin-off, in fiscal 2014 we initiated a program to align our cost structure and incurred severance and lease termination costs recorded in separation transaction and restructuring expenses in our consolidated statements of income.
In fiscal 2014, we incurred approximately $46 million in expenses related to lease termination costs, facility consolidation costs and other costs in connection with vacating facilities that were not necessary for our future requirements as well as $10 million of severance costs and $9 million of other separation transaction and restructuring expenses.
We do not expect to incur significant additional separation transaction and restructuring expenses related to the spin-off transaction.
Dispositions
Discontinued Operations (non-strategic)
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain non-strategic components of our business in fiscal 2015 and fiscal 2014, which are reclassified as discontinued operations for all periods presented.
In July 2014, we committed to plans to dispose of a business, historically included in our Health and Engineering segment, that primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.

Leidos Holdings, Inc. Transition Report - 39

PART II

In February 2015, we sold Cloudshield Technologies, Inc. ("Cloudshield"), historically included in our National Security Solutions segment, which was previously acquired in fiscal 2011 and primarily focused on producing a suite of cybersecurity hardware and associated software and services. We received cash proceeds of $5 million upon the sale, resulting in a preliminary immaterial gain on sale for the 11-month period ended January 1, 2016, subject to customary working capital adjustments.
In August 2013, we committed to plans to dispose of a business, historically included in our National Security Solutions segment, that primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter of fiscal 2015, we adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in approximately $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in the second quarter of fiscal 2015 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
The pre-sale operating results through the date of disposal of our discontinued operations discussed above for the periods presented were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Revenues	$17	$68	$2,745
Costs and expenses:
Cost of revenues	17	60	2,480
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	2	29	67
Intangible asset impairment charges	—	3	2
Separation transaction and restructuring expenses	—	—	55
Operating (loss) income	$(2)	$(24)	$141
Non-operating income (expense)	$1	$11	$(1)
(Loss) income from discontinued operations before income taxes	$(1)	$(13)	$140
Business Environment and Trends
U.S. Government Markets
For the 11-month period ended January 1, 2016, we generated approximately 76% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 64% of our total revenues for the 11-month period ended January 1, 2016. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
In February 2015, the FY16 federal budget cycle started with the Executive Branch delivering its requested budget to Congress. The FY16 budget request sought an increase in defense and non-defense spending, including $534 billion for the DoD annual budget and an additional $51 billion for OCO. The requested funding was $35 billion more than the spending limits within the Budget Control Act (the "BCA").
On September 30, 2015, the U.S. Congress passed a short-term continuing resolution to fund government operations through December 11, 2015. The continuing resolution funded most projects and activities at FY15 levels and provided appropriations to federal agencies for the length of the continuing resolution or until approval of the FY16 federal budget and its respective appropriations. On October 30, 2015, Congress approved the FY16 federal budget through a two-year budget deal that lifted the caps put in place by the continuing resolution and increased overall funding by approximately $80 billion over the two-year period. This additional discretionary budget will be divided evenly between defense and domestic programs, thereby providing an additional $40 billion for military spending.

Leidos Holdings, Inc. Transition Report - 40

PART II

Before reaching final agreement on the funding bills for FY16, two additional short-term continuing resolutions were necessary. The first, passed December 10, 2015, funded the government through December 16, 2015, and the second, passed December 16, 2015, funded the government through December 22, 2015. On December 16, 2015, the $1.2 trillion Omnibus package was released, and on December 18, 2015, the funding measure was approved by Congress and signed into law by the President. The FY16 spending bill funds federal agencies through September 2016 and adheres to the bipartisan budget agreement passed in October. It appropriated $1.1 trillion in base discretionary budget authority and $74 billion for OCO, including $514 billion in base DoD spending, $59 billion for DoD OCO, and $41 billion for DHS.
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
We believe that the two-year bipartisan budget agreement, which passed Congress in October 2015, should allow for the passage of the FY17 appropriation bills to be considered in a timely manner as overall spending levels for defense and domestic programs for FY17 have already been settled and the debt ceiling has been raised until March of that year. We anticipate a speedier budget process during FY16 that may have spending bills presented to the House by this spring, which is earlier than previous years, when these bills have not been presented until the summer or later. However, there are obstacles that could still cause delays to the budget process. Congress will have a shortened legislative calendar due to the election year. Additionally, Congress has a history of delayed budget passage in recent years. Despite these obstacles, we believe that Congress will pass all twelve appropriation bills, thereby avoiding a shutdown of the government and the imposition of sequestration.
Trends in the U.S. Government contracting process, including a shift towards multiple-awards contracts (in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity ("IDIQ") and U.S. General Services Administration ("GSA") contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts, reduced backlogs by shortening periods of performance on contracts, and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Transition Report on Form 10-K.
Commercial and International Markets
Sales to customers in commercial markets (approximately 19% of total revenues for the 11-month period ended January 1, 2016) and international markets help to diversify us from reliance upon U.S. Government business. The commercial and international markets we serve include healthcare, engineering, environmental, security products, command and control, training, cybersecurity and logistics services.
Sales to customers in international markets have historically been an insignificant portion of our revenues. Our recent international contract award in the United Kingdom will lessen our reliance upon U.S. Government business, but will also increase our exposure to these markets and the associated international regulatory and geopolitical risks therein.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider contract types to be a useful measure to management and investors in evaluating our operating income and margin performance.

Leidos Holdings, Inc. Transition Report - 41

PART II

Bookings and Backlog. We had net bookings worth an estimated $6.8 billion and $3.6 billion during the 11-month period ended January 1, 2016, and fiscal 2015, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.
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

The estimated value of our total backlog for the 11-month period ended January 1, 2016, and fiscal 2015, respectively, was as follows:

	January 1, 2016	January 30, 2015
	(in millions)
National Security Solutions:
Funded backlog	$1,472	$1,596
Negotiated unfunded backlog	6,554	4,491
Total National Security Solutions backlog	$8,026	$6,087
Health and Engineering:
Funded backlog	$1,049	$1,061
Negotiated unfunded backlog	820	645
Total Health and Engineering backlog	$1,869	$1,706
Total:
Funded backlog	$2,521	$2,657
Negotiated unfunded backlog	7,374	5,136
Total backlog	$9,895	$7,793
Bookings and backlog fluctuate from period to period depending on our success rate in winning contracts and the timing of contract awards, renewals, modifications and cancellations. Contract awards may be negatively impacted by ongoing industry-wide delays in procurement decisions and budget cuts by the U.S. Government as discussed in “Business Environment and Trends” in this Transition Report on Form 10-K.
We expect to recognize a substantial portion of our funded backlog as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial or non-U.S. Federal Government customers may include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Leidos Holdings, Inc. Transition Report - 42

PART II

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Transition Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of our total revenue for the 11-month period ended January 1, 2016, and fiscal 2015 and fiscal 2014:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
Cost-reimbursement	51%	48%	47%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	22	25	26
Firm-fixed-price (FFP)	27	27	27
Total	100%	100%	100%
The percentage of revenue derived from cost-reimbursement contracts increased by 3% for the 11-month period ended January 1, 2016, from fiscal 2015 due to performance on large contracts awarded in the current year in our federal health business and an international logistics program. The percentage of revenue derived from T&M and FP-LOE contracts decreased by 3% for the 11-month period ended January 1, 2016, from fiscal 2015 due to a decrease in revenue from our commercial health business. The percentage of revenues generated from FFP contracts remained consistent.
Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or located in the United States.

Leidos Holdings, Inc. Transition Report - 43

PART II

Results of Operations
The following table summarizes our results of operations for the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 and fiscal 2014:

	11 Months Ended				12 Months Ended
	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015	January 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$4,712	$4,690	$22	—%	$5,063	$5,755	$(692)	(12)%
Cost of revenues	4,146	4,069	77	2%	4,392	4,992	(600)	(12)%
Selling, general and administrative expenses:
General and administrative (G&A)	105	182	(77)	(42)%	205	325	(120)	(37)%
Bid and proposal (B&P)	67	64	3	5%	68	70	(2)	(3)%
Internal research and development (IR&D)	29	34	(5)	(15)%	37	45	(8)	(18)%
Bad debt expense	8	4	4	100%	5	44	(39)	(89)%
Goodwill impairment charges	—	486	(486)	(100)%	486	—	486	100%
Asset impairment charges	33	41	(8)	(20)%	81	51	30	59%
Separation transaction and restructuring expenses	4	1	3	NM	3	65	(62)	(95)%
Operating income (loss)	320	(191)	511	NM	(214)	163	(377)	NM
Operating income (loss) margin	6.8%	(4.1)%			(4.2)%	2.8%
Non-operating income (expense), net	35	(65)	100	154%	(69)	(75)	6	8%
Income (loss) from continuing operations before income taxes	355	(256)	611	NM	(283)	88	(371)	NM
Income tax expense	(112)	(67)	(45)	67%	(47)	(4)	(43)	NM
Income (loss) from continuing operations	243	(323)	566	175%	(330)	84	(414)	NM
(Loss) income from discontinued operations, net of tax	(1)	(11)	10	91%	7	80	(73)	(91)%
Net income (loss)	$242	$(334)	$576	172%	$(323)	$164	$(487)	NM
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

Leidos Holdings, Inc. Transition Report - 44

PART II

Long-Lived Asset Impairment Evaluations.
Goodwill Impairment Evaluation. In the second quarter of fiscal 2015, our Health Solutions and Engineering reporting units within the Health and Engineering reportable segment were adversely impacted by certain unexpected events that caused us to reassess that year and future years performance expectations for both reporting units. Based on significant declines in forecasted revenue volumes and delayed award decisions, we conducted an interim goodwill impairment test using the two-step quantitative approach.
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
Asset Impairment. In March 2015, we entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of our equity membership interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield"). We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement. The carrying value exceeded the fair value, which resulted in approximately $40 million of impairment charges in fiscal 2015. In the second quarter of the 11-month period ended January 1, 2016, further negotiations occurred related to the sale of Plainfield resulting in approximately $29 million of impairment charges. We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the amended Agreement that was amended on July 17, 2015. On July 24, 2015, we completed the sale. See Note 3—Acquisitions within our combined notes to the consolidated financial statements for further information on the sale.
Restructuring Expenses. As part of our broader cost competitiveness program we continue to focus on improving our cost profile, including rationalizing our real estate footprint and monetizing investments made in real estate by vacating facilities that are underutilized and not necessary for our future requirements. Related to these efforts, during the 11-month period ended January 1, 2016 we exited real estate leases and incurred restructuring charges of $5 million consisting of various facility consolidation expenses such as lease termination fees, asset impairments charges and lease vacancy reserves. We continue to evaluate options to further rationalize and restructure our leased real estate portfolio.
Reportable Segment Results. The following table summarizes changes in National Security Solutions revenues and operating income for the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 and fiscal 2014:

	11 Months Ended				12 Months Ended
National Security Solutions	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015	January 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,210	$3,337	$(127)	(4)%	$3,594	$4,049	$(455)	(11)%
Operating income	263	270	(7)	(3)%	286	292	(6)	(2)%
Operating income margin	8.2%	8.1%			8.0%	7.2%
National Security Solutions revenues decreased $127 million, or 4%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. The revenue contraction was primarily attributable to contract activities associated with OCO Contracts ($183 million) which includes a reduction of airborne programs that support intelligence collection ($116 million). Excluding the revenue declines associated with OCO Contracts, the remaining revenue for the National Securities Solutions segment increased by 2% primarily due to an increase in our logistics program ($62 million). OCO Contracts contributed approximately $175 million in revenues for the 11-month period ended January 1, 2016.

Leidos Holdings, Inc. Transition Report - 45

PART II

National Security Solutions revenues decreased $455 million, or 11%, for fiscal 2015 as compared to fiscal 2014. Revenue contraction was primarily attributable to contract activities associated with OCO Contracts ($320 million) which includes a reduction of airborne programs that support intelligence collection ($153 million) and the ramp down of the Joint Logistics Integration program for tactical and mine resistant ambush protected vehicles ($82 million). The remainder of the decline was primarily driven by overall reductions in defense and U.S. government spending resulting from sequestration and budget cuts, and higher competition resulting in lower contract awards.
National Security Solutions operating income decreased $7 million, or 3%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. This decrease in operating income was primarily attributable to a decrease in revenues ($10 million).
National Security Solutions operating income decreased $6 million, or 2%, for fiscal 2015 as compared to fiscal 2014. This decrease was primarily attributable to a decrease in revenues ($32 million), partially offset by net favorable changes in contract estimates ($19 million), as compared to net unfavorable changes in contract estimates the prior year ($6 million).
The following table summarizes changes in Health and Engineering revenues and operating income (loss) for the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 and fiscal 2014:

	11 Months Ended				12 Months Ended
Health and Engineering	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015	January 31, 2014	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,496	$1,366	$130	10%	$1,485	$1,718	$(233)	(14)%
Operating income (loss)	76	(442)	518	117%	(472)	20	(492)	NM
Operating income (loss) margin	5.1%	(32.4)%			(31.8)%	1.2%
NM - Not meaningful
Health and Engineering revenues increased $130 million, or 10%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. The revenue growth reflects increased revenues in our engineering construction business ($191 million), higher sales in the Federal Health business primarily due to our new Electronic Health Record system modernization program ($33 million), and timing of security product shipments ($10 million), which was partially offset by decreased volume in the commercial health business ($114 million).
Health and Engineering revenues decreased $233 million, or 14%, for fiscal 2015 as compared to fiscal 2014. The revenue contraction reflects a decline in engineering services ($92 million) primarily due to the completion of two energy design-build construction projects in fiscal 2014, lower sales in our health business primarily related to lower hospital electronic health care record implementations ($82 million), and lower sales volumes in our security products business due to the completion of an international support contract for the Army ($39 million) and timing of product shipments ($20 million).
Health and Engineering operating income was $76 million for the 11-month period ended January 1, 2016, as compared to operating loss of $442 million for the 11-month period ended January 2, 2015. The increase in operating income was primarily due to a decrease in asset impairment charges in our commercial health and engineering businesses ($480 million), primarily due to a goodwill impairment charge during fiscal 2015 of $486 million as well as higher operating income generated from our security products business due to an impairment charge in fiscal 2015 on our Reveal line of security products ($14 million), increased volume of higher margin security products and lower indirect costs ($18 million). The increase in operating income was partially offset by bad debt expense ($11 million) associated with a renewable energy power generation facility design build project that was completed in 2013.

Leidos Holdings, Inc. Transition Report - 46

PART II

Health and Engineering operating loss was $472 million for fiscal 2015 as compared to operating income of $20 million for fiscal 2014. The increase in operating loss was due to an increase in impairment charges for goodwill for our health business ($369 million) and engineering business ($117 million), an impairment charge to adjust the carrying values of the Plainfield plant's assets to their fair values based on the estimated selling price of the business ($40 million), and an operating loss due to power generation shortfalls at the Plainfield plant ($25 million) that all occurred in fiscal 2015. The increase in operating loss was partially offset by a decrease of bad debt expense for certain receivables primarily related to two energy design-build construction projects ($44 million) that occurred in fiscal 2014 and an increase of favorable contract estimates ($20 million) from fiscal 2014 to fiscal 2015.
The following table summarizes changes in Corporate and Other operating loss for the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 and fiscal 2014:

	11 Months Ended				12 Months Ended
Corporate and Other	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015	January 31, 2014	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(19)	$(19)	$—	—%	$(28)	$(149)	$121	81%
Corporate and Other operating loss represents corporate costs that are unallowable under U.S. Government Cost Accounting Standards and the net effect of various items that are not directly related to the operating performance of the reportable segments. Corporate and Other operating loss was approximately $19 million for both the 11-month period ended January 1, 2016, and the 11-month period ended January 2, 2015, respectively.
Corporate and Other operating loss for fiscal 2015 decreased by $121 million, or 81%, as compared to fiscal 2014. The decrease was driven primarily by a decrease in separation transaction and restructuring expenses ($62 million) associated with the separation which was completed in fiscal 2014 and a decrease of costs to establish the infrastructures for two separate companies ($35 million). In addition, there was an insurance settlement ($15 million) in fiscal 2015.
Non-Operating Income (Expense).
Leidos Holdings, Inc.
During the year ended January 30, 2015, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate.
Non-operating income for the 11-month period ended January 1, 2016, was $35 million as compared to non-operating expense of $65 million for the 11-month period ended January 2, 2015. This $100 million increase in non-operating income was primarily attributable to the following:

•	an $82 million gain on sale of the remaining building, parcels of land that surround the building, and the multi-level surface parking garage associated with our former headquarters; and

•	a decrease in interest expense of $18 million, of which $14 million was due to the repurchase of $37 million of outstanding debt and due to interest expense reductions from the swap agreements.
Non-operating expense for fiscal 2015 decreased $6 million as compared to fiscal 2014. This decrease was primarily attributable to the following:

•	a decrease in interest expense of $7 million, which decreased due to interest expense reductions from the swap agreements and due to the repurchase of $183 million of outstanding debt;

•
an increase in other income of $13 million, primarily due to an early termination fee and write-offs in fiscal 2014 associated with the early payoff of the notes acquired as part of the Plainfield Renewable Energy Project of $8 million and a gain on extinguishment of debt in fiscal 2015 of $5 million, offset by; and

•	a decrease in interest income of $14 million, primarily due to the collection or forgiveness of deferred receivables for commercial customers related to certain construction contracts in fiscal 2014.

Leidos Holdings, Inc. Transition Report - 47

PART II

Leidos, Inc.
Interest income on Leidos, Inc.'s note with Leidos decreased $1 million for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015, and increased $6 million for fiscal 2015 as compared to fiscal 2014. This note may fluctuate significantly from year to year based on changes in the underlying note balance and interest rates throughout the fiscal year.
Provision for Income Taxes. Our provision for income taxes as a percentage of income from continuing operations before income taxes was positive 31.5% and negative 26.2% in the 11-month period ended January 1, 2016, and in the 11-month period ended January 2, 2015, respectively. In fiscal 2015 and fiscal 2014, our provision for income taxes as a percentage of income from continuing operations before income taxes was negative 16.6% and positive 4.5%, respectively. In fiscal 2015 and in the 11-month period ended January 2, 2015, we had a loss from continuing operations before income taxes resulting in negative tax rates. The effective tax rate for the 11-month period ended January 1, 2016, was favorably impacted by the release of the valuation allowance related to the utilization of a capital loss carryforward for capital gains recognized during the current year as well as the favorable resolution of certain tax contingencies with the tax authorities. The effective tax rate for the 11-month period ended January 2, 2015, was negatively impacted by the goodwill impairment charge of $486 million recorded in the quarter ended August 1, 2014, which was mostly not deductible.
The lower effective income tax rate for fiscal 2015 as compared to fiscal 2014 was primarily due to the goodwill impairment charge of $486 million, recorded in the quarter ended August 1, 2014, which was mostly not deductible. The negative effective tax rate for fiscal 2015 was also favorably impacted by the tax benefit of a capital loss resulting from the conversion of one of our domestic subsidiaries to a Limited Liability Company ("LLC").
Our valuation allowance for deferred tax assets was $102 million and $120 million as of January 1, 2016, and January 30, 2015, respectively. The decrease in the valuation allowance over the prior year was due primarily to the utilization of a capital loss carryforward of $22 million, partially offset by a $4 million increase in the valuation allowance on certain state tax carryforward attributes because the associated benefits may not be realized.
Liquidity and Capital Resources
Overview of Liquidity
We had $656 million in cash and cash equivalents at January 1, 2016, which were primarily comprised of cash held in investments in several large institutional money market funds and bank deposits. We anticipate our principal sources of liquidity for at least the next 12 months will be our existing cash and cash equivalents and cash flows from operations. We may also borrow under our revolving credit facility. The available borrowing capacity under the revolving credit facility is $500 million as of January 1, 2016.
Our revolving credit facility is backed by a number of financial institutions and, by its terms, can be accessed on a same-day basis. The original maturity date of the credit facility was March 2017. In January 2016, the Company amended the credit facility to extend the maturity date by one year to March 2018. We anticipate our principal uses of cash for the next 12 months and beyond will be for operating expenses, capital expenditures, and dividends. In addition other potential uses of cash for the next 12 months and beyond are for stock repurchases (see discussion below in "Stock Repurchase Programs"), debt retirement and acquisitions of businesses.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. In the 11-month period ended January 1, 2016, and fiscal 2015, we paid $36 million and $175 million, respectively, to repurchase and retire a principal amount of $37 million and $183 million of outstanding debt, respectively.

Leidos Holdings, Inc. Transition Report - 48

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Cash provided by operating activities of continuing operations	$399	$396	$191
Cash provided by investing activities of continuing operations	64	51	297
Cash used in financing activities of continuing operations	(249)	(478)	(894)
Cash (used in) provided by operating activities of discontinued operations	(7)	15	118
Cash provided by (used in) investing activities of discontinued operations	6	29	(17)
Total increase (decrease) in cash and cash equivalents	$213	$13	$(305)
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $3 million for the 11-month period ended January 1, 2016, as compared to fiscal 2015. The increase was primarily due to a net increase in working capital of $117 million, partially offset by a decrease in net income adjusted for non-cash items of $78 million. The net increase in working capital was primarily due to less tax payments and a net increase from the timing of collections from customers and payments to vendors. Cash flows provided by operating activities was negatively impacted by the advancement of funding for employee benefit programs of approximately $30 million.
Cash flows provided by operating activities of continuing operations was $11 million in the month of January 2015, consisting of net income adjusted for non cash items of approximately $39 million partially offset by a net decrease in working capital of approximately $24 million.
Cash flows provided by operating activities of continuing operations increased $205 million in fiscal 2015 as compared to fiscal 2014. The increase was primarily due to changes in working capital of $217 million. Collections on accounts receivable for fiscal 2014 were negatively impacted by our name change and our system shutdown to effect the spin-off of New SAIC, which caused delays in our customer invoicing. Days sales outstanding were 70 days for the three months ended January 30, 2015, as compared to 76 days for the corresponding period in the prior year.
Cash Provided by Investing Activities of Continuing Operations. We generated $64 million of cash flows from investing activities of continuing operations for the 11-month period ended January 1, 2016, including $79 million of proceeds from the sale of assets, primarily due to the sale of the remaining building, parcels of land and the multi-level surface parking garage of our former headquarters of $70 million, as well as $27 million received from the disposition of our equity interest in Plainfield. This increase is partially offset by $27 million to purchase property, plant, and equipment and $13 million paid for income tax related matters in connection with a prior acquisition. We did not have cash flows from investing activities for the month of January 2015.
We generated $51 million of cash flows from investing activities of continuing operations in fiscal 2015, including $80 million of proceeds from the U.S. Treasury cash grant in connection with the Plainfield plant, offset by $29 million to purchase property, plant, and equipment.
We generated $297 million of cash in support of investing activities of continuing operations in fiscal 2014, including a $295 million dividend from New SAIC, $65 million of proceeds from the sale of facilities, $12 million of proceeds from the sale of cost method investments, partially offset by a $26 million capital contribution to New SAIC and $53 million to purchase property, plant and equipment.
Cash Used in Financing Activities of Continuing Operations. We used $249 million of cash in support of financing activities of continuing operations for the 11-month period ended January 1, 2016, primarily due to the repayment and retirement of debt of $36 million, the payment of dividends of $93 million and $100 million to repurchase shares of our stock related to the May 2015 ASR.

Leidos Holdings, Inc. Transition Report - 49

PART II

We used $47 million of cash in support of financing activities of continuing operations for the month of January 2015, including the repayment and retirement of debt of $23 million and the payment of dividends of $24 million.
We used $478 million of cash in support of financing activities of continuing operations in fiscal 2015, including the repurchase and retirement of debt of $175 million, the payment of dividends of $95 million and $200 million to repurchase shares of our stock from the fiscal 2015 ASR, partially offset by $7 million in proceeds from the sale of stock under our employee stock purchase plan (ESPP) and exercise of stock options.
We used $894 million of cash from financing activities of continuing operations in fiscal 2014, including $477 million to pay dividends on Leidos stock ($342 million from our special cash dividend, see section below), $152 million to pay off notes assumed as part of the acquisition of Plainfield (an additional $13 million of costs to pay off these notes was included in cash flows from operating activities), and $300 million to repurchase shares of our stock from the accelerated stock repurchase program, partially offset by consideration received of $38 million related to the real estate financing transaction and $13 million in proceeds from the sale of stock under our ESPP and exercises of stock options. New SAIC received proceeds from the issuance of debt of $500 million, prior to the spin-off, and retained the debt obligation after spin-off.
Cash Flows from Discontinued Operations.
Cash (Used in) Provided by Operating Activities of Discontinued Operations. Cash flows provided by operating activities of discontinued operations decreased $22 million for the 11-month period ended January 1, 2016, as compared to fiscal 2015 primarily due to a decrease of net income adjusted for non-cash items of $12 million and a decrease in working capital of approximately $8 million. Cash flows provided by operating activities of discontinued operations was $20 million in the month of January 2015, primarily due to a tax benefit of $18 million from the conversion of one of our domestic subsidiaries held in discontinued operations. Cash flows provided by operating activities of discontinued operations decreased $103 million in fiscal 2015 as compared to fiscal 2014, primarily due to a decrease in net income of $73 million and a decrease of cash flows provided by operating activities of $22 million for New SAIC.
Cash Provided by (Used in) Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $6 million for the 11-month period ended January 1, 2016, due to cash proceeds received primarily for the sale of a component of our business focused on producing a suite of cybersecurity hardware and associated software and services completed in February 2015. There were no cash flows from investing activities of discontinued operations in the month of January 2015. Cash flows provided by investing activities of discontinued operations were $29 million for fiscal 2015 due to cash proceeds received for the sale of certain components of our business in fiscal 2015. Cash flows used in investing activities of discontinued operations were $17 million for fiscal 2014 for the purchase of property, plant, and equipment.
Leidos, Inc.'s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to interest impacts (which have generally reduced cash flows from operating activities of Leidos, Inc., but may increase cash flows due to changes in note position) incurred by Leidos, Inc. on its note with Leidos and changes in excess tax benefits related to stock-based compensation (which reduce cash flows from operating activities for Leidos). Any differences between cash flows from investing and financing activities of continuing operations for Leidos, Inc. as compared to Leidos relate to issuances of stock (or repurchases of stock) by Leidos to employees of Leidos, Inc. and its subsidiaries, payment of certain obligations on behalf of Leidos and any loan repayments. These activities are reflected in cash flows from investing activities for Leidos, Inc. as proceeds and payments on obligations of Leidos Holdings, Inc.; whereas these activities, excluding loan repayments, are reflected in cash flows from financing activities for Leidos.
Special Cash Dividend
In fiscal 2014, Leidos' Board of Directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million to stockholders as of the record date of June 14, 2013.
In connection with the Lockheed Martin Transaction, prior to the consummation of the transaction, and subject to applicable law, Leidos shall declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Lockheed Martin Transaction. The special dividend will be funded by a combination of new borrowing and cash on hand.

Leidos Holdings, Inc. Transition Report - 50

PART II

Stock Repurchase Programs
In fiscal 2014, our Board of Directors authorized a stock repurchase program ("2013 Stock Repurchase Program") under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaces the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time.
In the 11-month period ended January 1, 2016, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $100 million, resulting in a delivery of 2.4 million shares, completed during the second quarter of the 11-month period ended January 1, 2016.
In fiscal 2015, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $200 million, resulting in a delivery of 5.3 million shares, completed during the second quarter of fiscal 2015.
In fiscal 2014, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock for an aggregate purchase price of $300 million, resulting in an initial delivery of 5.6 million shares of our outstanding shares of common stock for an aggregate value of $255 million. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015.
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
Our outstanding notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	January 1, 2016	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020 (1)	4.45%	4.53%	$457	$466
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	218	232
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.88%	159	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-5.55%	Various	6	38
Total notes payable and long-term debt			1,088	1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,086	$1,164
Fair value of notes payable and long-term debt			$1,060	$1,152

Leidos Holdings, Inc. Transition Report - 51

PART II

(1)
As a result of executing the interest rate swap agreements, the carrying values of $457 million and $466 million include fair value adjustments of $9 million and $17 million, respectively, attributable to changes in the benchmark interest rate, the six-month LIBOR rate, for the 11-month period ended January 1, 2016, and the fiscal year ended January 30, 2015, respectively.

During the 11-month period ended January 1, 2016, we repurchased in the open market and retired principal amounts of $14 million on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $23 million on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. We recorded an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. and Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $1 million represents the difference between the repurchase price of $36 million and the net carrying amount of the notes. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. We recorded the gain (loss) on extinguishment of debt in "Other income (expense), net" in our consolidated statements of income.
During fiscal 2015, we repurchased in the open market and retired principal amounts of $67 million on our $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $116 million on our $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. We recorded a $3 million gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $2 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $5 million represents the difference between the repurchase price of $175 million and the net carrying amount of the notes repurchased. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. We recorded the gain (loss) on extinguishment of debt in "Other income (expense), net" in our consolidated statements of income.
The notes payable outstanding as of January 1, 2016, contain financial covenants and customary restrictive covenants, including, among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions. We were in compliance with all covenants as of January 1, 2016. For additional information on our notes payable and long-term debt, see Note 9 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.
Credit Facility. We have a revolving credit facility, fully and unconditionally guaranteed by Leidos, Inc., which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at our option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2015, we amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that we are required to maintain. In connection with the amendment to the credit facility, we exercised our right under the credit agreement to voluntarily reduce the combined commitment of the lenders from $750 million to $500 million. The original maturity date of the facility was March 2017. In January 2016, we amended the facility to extend the maturity date by one year to March 2018. As of January 1, 2016, and January 30, 2015, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, we maintain a ratio of consolidated funded debt, including borrowings under this facility, to EBITDA (adjusted for other items as defined in the credit facility) of not more than 4.0 to 1.0 no later than January 29, 2016, and 3.75 to 1.0 thereafter and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. We were in compliance with these financial covenants as of January 1, 2016. A failure to meet these financial covenants in the future could eliminate our borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If our trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. Our available borrowing capacity based on the results of our trailing four quarters of EBITDA as of January 1, 2016, is $500 million.
For additional information on our credit facility, see Note 9 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.

Leidos Holdings, Inc. Transition Report - 52

PART II

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain of our unconsolidated joint venture investments. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in Note 20 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
The following table summarizes, as of January 1, 2016, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2016	2017	2018	2019	2020	2021 & Thereafter
	(in millions)
Contractual obligations(1):
Long-term debt (including current portion) (2)	$1,974	$60	$60	$59	$60	$59	$1,676
Operating lease obligations	349	84	69	58	45	31	62
Capital lease obligations	6	2	2	1	1	—	—
Other long-term liabilities (3)	41	6	6	6	6	6	11
Total contractual obligations	$2,370	$152	$137	$124	$112	$96	$1,749

(1)	We have excluded purchase orders for services or products to be delivered pursuant to U.S. Government contracts for which we are entitled to full recourse under normal contract termination clauses.

(2)
Includes total interest payments on our outstanding debt. Interest payments represent the entire balance for fiscal 2016-2020 and $589 million of our obligations in fiscal 2021 and thereafter. The total interest payments on our outstanding debt are calculated based on the stated fixed rates of the senior unsecured notes and do not reflect the variable interest component due to the interest rate swap agreements.

(3)
Other long-term liabilities were allocated by fiscal year as follows: liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $5 million and $4 million of additional tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due. There is no obligation included for our foreign defined benefit pension plan, as the plan is overfunded by $2 million as of January 1, 2016. For a discussion of potential changes in these pension obligations, see Note 15 of the combined notes to consolidated financial statements contained within this Transition Report on Form 10-K.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 19 and 20 of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.

Leidos Holdings, Inc. Transition Report - 53

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
Fixed-price-level-of-effort contracts ("FP-LOE")—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which we measure progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.
Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred plus an estimate of applicable fees earned as we become contractually entitled to reimbursement of costs and the applicable fees.
Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are primarily recognized using the percentage-of-completion method of accounting most often based on the cost-to-cost method. We include an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.
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

Leidos Holdings, Inc. Transition Report - 54

PART II

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
We provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. We have agreed upon and settled indirect contract costs through fiscal 2010. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to income from continuing operations of $18 million and an increase of $0.14 per diluted share for the 11-month period ended January 1, 2016, and a net decrease to loss from continuing operations of $24 million and a decrease of $0.20 to diluted loss per share for fiscal 2015. Unfavorable contract performance resulted in a net decrease to income from continuing operations of $21 million and a decrease of $0.15 per diluted share for fiscal 2014.
Receivables. Our accounts receivable include amounts billed and currently due from customers as well as billable receivables that generally consist of amounts to be billed within the next month. Since our receivables are primarily with the U.S. Government, we do not have exposure to a material credit risk. Unbilled receivables consist of amounts billable and contract retentions. Amounts billable are stated at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Amounts billable also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Contract retentions are billed upon contract completion, or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. Government is complete. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
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

Leidos Holdings, Inc. Transition Report - 55

PART II

Goodwill represents purchase consideration paid in a business combination that exceeds the values assigned to the net assets of acquired businesses. Goodwill is not amortized but instead is tested for impairment at the reporting unit level annually at the beginning of the fourth quarter and during interim periods, whenever events or circumstances indicate that the carrying value may not be recoverable.
Historically, we have elected to perform this impairment evaluation as of the first day of the fourth quarter of the fiscal year. The change in our fiscal year-end from the Friday nearest the end of January to the Friday nearest the end of December resulted in an annual goodwill impairment test date that is approximately one month earlier than in previous years. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which we believe to be preferable. The change was made to better align with our most significant customer’s fiscal year as well as our year-end reporting cycle and annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The annual goodwill impairment test was performed on November 1, 2014, and on October 3, 2015, such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 3, 2015, and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to objectively determine valuation estimates in prior periods.
Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on the facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in previous assessments and changes in business environment.
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

Leidos Holdings, Inc. Transition Report - 56

PART II

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
Our annual goodwill impairment analysis for the 11-month period ended January 1, 2016, indicated the estimated fair value of all of our reporting units were substantially in excess of their carrying values. Accordingly, no goodwill impairment charges were recorded as part of the annual goodwill impairment analysis.
The carrying value of goodwill as of January 1, 2016, was $1.2 billion. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. Government, our primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. Government reimbursements, including reductions in Medicare reimbursements which in turn impact hospital IT spending. Adverse changes in fiscal and economic conditions could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill and/or other intangibles. Also adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangibles.
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Additionally, other indefinite-lived intangible assets are not being amortized until such time that the useful life is determined to no longer be indefinite.
In the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, we recognized intangible asset impairment charges of $4 million, $41 million and $51 million respectively. The carrying value of intangible assets as of January 1, 2016, was $25 million.
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

Leidos Holdings, Inc. Transition Report - 57

PART II

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. During the 11-month period ended January 1, 2016, we early adopted ASU 2015-17 on a prospective basis. This resulted in a reclassification of our net current deferred tax assets of $13 million, of which $12 million was reclassified to net non-current deferred tax liabilities and $1 million to net non-current deferred tax assets in our consolidated balance sheets as of January 1, 2016. No prior periods were retrospectively adjusted.
We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in Note 14 of the combined notes to the consolidated financial statements contained within this Transition Report on Form 10-K.
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
The fair value of the restricted stock awards and performance-based stock awards is based on the closing price of our common stock on the date of grant. We use a Monte Carlo simulation to estimate the fair value of certain performance-based awards with market conditions.
We determine the fair value of stock option awards granted using the Black-Scholes-Merton option pricing model. The estimation of stock option fair value requires management to make complex estimates and judgments about, among other things, employee exercise behavior, forfeiture rates, and the expected volatility of Leidos common stock over the expected option term. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
Prior to our separation transaction, the expected term of the stock option awards granted was derived from our historical experience with the exception of stock option awards granted to our outside directors prior to fiscal 2013 which were derived utilizing the “simplified” method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, “Share-Based Payment.” Expected volatility was based on an average of the historical volatility of Leidos' stock and the implied volatility from traded options on Leidos stock. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. We used historical data to estimate forfeitures.
After the separation transaction, the expected term for all stock option awards granted was derived utilizing the “simplified” method due to the lack of historical experience post separation. Expected volatility was estimated as of each grant date during fiscal 2014 and 2015, based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term due to lack of historical volatility post separation. In the 11-month period ended January 1, 2016, the expected volatility was estimated using a blended volatility method for a period consistent with the expected term based more significantly on the weighted average historical volatility of a group of publicly-traded peer companies and the weighted average implied volatility from traded options on Leidos stock for a time period prior to the grant date. We will continue to use peer group volatility information, until sufficient historical volatility of our common stock is relevant, to measure expected volatility for future option grants. The risk-free rate is derived in the same manner as prior to the separation transaction. We use historical data to estimate forfeitures.
For the 11-month period ended January 1, 2016, and fiscal 2015 we assumed a weighted average volatility of 24.5% and 25.1%, respectively. For fiscal 2014, we assumed weighted average volatilities of 25.0% for stock option awards granted prior to the separation transaction and 30.1% for stock option awards granted after the separation transaction. If other assumptions are held constant, an increase or decrease by 10% in our 11-month period ended January 1, 2016, volatility assumptions would have changed the grant-date fair value of our stock options awarded during the 11-month period ended January 1, 2016, by approximately 12%.

Leidos Holdings, Inc. Transition Report - 58

PART II

Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see Note 1—Summary of Significant Accounting Policies of the combined notes to the consolidated financial statements contained with this Transition Report on Form 10-K.
Effects of Inflation
Approximately 51% of our revenues are derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP and T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.
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
Debt obligations and derivatives. At January 1, 2016, and January 30, 2015, we had $1.1 billion and $1.2 billion, respectively, of fixed rate debt. During fiscal 2015, we entered into interest rate swap agreements with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense.
As of January 1, 2016, and January 30, 2015, the fair value of our interest rate swaps was $8 million and $17 million, respectively. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps due to the payment of variable rate interest in comparison to the fixed amount paid. For the 11-month period ended January 1, 2016, and fiscal 2015, a hypothetical 10% movement in the six-month LIBOR rate would have less than a $4 million and $2 million impact, respectively, on our annual interest expense due to the interest rate swaps in comparison to the fixed rate 4.45% notes. For additional information related to our interest rate swap agreements and debt, see Notes 8 and 9, respectively, to the consolidated financial statements contained in this Transition Report.
Cash and Cash Equivalents. As of January 1, 2016, and January 30, 2015, our cash and cash equivalents included investments in several large institutional money market funds and bank deposits. A 10% interest rate movement would not materially impact the value of the holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. Our foreign operations are growing but remain immaterial and therefore do not have a material impact on our consolidated statements of income and consolidated statements of cash flows.

Leidos Holdings, Inc. Transition Report - 59

PART II

Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Transition Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2016, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the fourth quarter of the 11-month period ended January 1, 2016, covered by this Transition Report that materially affected, or are reasonably likely to materially affect, Leidos' or Leidos, Inc.'s internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Leidos' and Leidos, Inc.'s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2016, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Transition Report on Form 10-K and our internal control over financial reporting, and that firm’s reports on our internal control over financial reporting are set forth below.

February 26, 2016

Leidos Holdings, Inc. Transition Report - 60

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the 11-month period ended January 1, 2016 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the fiscal year end change.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2016

Leidos Holdings, Inc. Transition Report - 61

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos, Inc. and subsidiaries (the “Company”) as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the 11-month period ended January 1, 2016 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the fiscal year end change.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2016

Leidos Holdings, Inc. Transition Report - 62

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Transition Report - 63

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Transition Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.
We have adopted a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Transition Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.
Information with respect to our equity compensation plans as of January 1, 2016, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,944,548	(2)	$38.21	(3)	18,488,827	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	4,944,548		$—	(3)	18,488,827

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan.

(2)
Represents (i) 2,302,550 shares of Leidos common stock reserved for future issuance for performance-based awards assuming achievement of the target level of performance for unearned performance-based awards (does not include an additional 103,490 shares if the maximum level of performance is achieved) and other stock awards under the 2006 Equity Incentive Plan, (ii) 246,716 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 2,395,282 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)
Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights, which will not require any payment upon issuance of those shares.

Leidos Holdings, Inc. Transition Report - 64

PART III

(4)
Represents 13,830,850 shares of Leidos common stock under the 2006 Employee Stock Purchase Plan and 4,657,976 shares of Leidos common stock under the 2006 Equity Incentive Plan. The maximum number of shares initially available for issuance under the 2006 Employee Stock Purchase Plan was 2.3 million. The 2006 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year in an amount equal to the lesser of (i) 2.3 million shares, (ii) two percent of the number of shares of Leidos common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the Board of Directors. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

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
Summary of the Stock Compensation Plans
The Stock Compensation Plans have been adopted to provide a long-term incentive to key employees by making deferred awards of shares of Leidos stock. All officers and employees are eligible to receive awards under the Stock Compensation Plan. However, only a select group of management and highly compensated senior employees are eligible to receive awards under the Management Stock Compensation Plan. Participation in the Management Stock Compensation Plan is limited to individuals that would permit the plan to be treated as a “top hat” plan under applicable Internal Revenue Service and Department of Labor Regulations.
The awarding authority (as appointed by our Board of Directors) designates those key employees receiving awards and the number of share units to be awarded. Each share unit generally corresponds to one share of stock, but the employee receiving an award of share units will not have a direct ownership interest in the shares of stock represented by the share units. We have established a trust, which enables us to transfer shares of Leidos stock into the trust for purposes of funding the Stock Compensation Plans’ obligations. The trust, which is maintained by Vanguard Fiduciary Trust Company as trustee under a trust agreement between the trustee and us, is a special type of trust known as a rabbi trust. In order to avoid current taxation of awards under the Stock Compensation Plans, the trust must permit our creditors to reach the assets of the trust in the event of our bankruptcy or insolvency.
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
Participants of the Stock Compensation Plan receive a lump sum distribution of their awards in shares of stock once they become vested while participants of the Management Stock Compensation Plan receive a distribution of their awards in shares of stock following termination or retirement. Participants will be taxed on the value of any amounts distributed from the Stock Compensation Plans at the time of the distribution and shares will be withheld in order to satisfy this obligation.
The day-to-day administration of the Stock Compensation Plans is provided by the nonqualified plans committee appointed by our Board of Directors. We have the right to amend or terminate the Stock Compensation Plans at any time and for any reason.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.

Leidos Holdings, Inc. Transition Report - 65

PART III

Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information included in an amendment to this Transition Report on Form 10-K or incorporated by reference from the 2016 Proxy Statement.

Leidos Holdings, Inc. Transition Report - 66

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report:
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Transition Report on Form 10-K.
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

2.2
Agreement and Plan of Merger, dated January 26, 2016, among Leidos Holdings, Inc., Lockheed Martin Corporation, Abacus Innovations Corporation, and Lion Merger Co. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

2.3
Separation Agreement, dated January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.4	Amended and Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

4.1
Indenture dated June 28, 2002, between Leidos, Inc. and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on July 3, 2002, with the SEC. (SEC File No. 000-12771)

4.2
First Supplemental Indenture, dated October 13, 2006, by and among Leidos, Inc., Leidos Holdings, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on October 17, 2006, with the SEC. (SEC File No. 001-33072)

4.3
Indenture dated as of December 20, 2010, among Leidos Holdings, Inc., Leidos, Inc., and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed on December 22, 2010, with the SEC.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.2*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibits 10.2 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.4*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan.

10.5*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan.

Leidos Holdings, Inc. Transition Report - 67

PART IV

Exhibit Number	Description of Exhibit
10.6*	Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.7*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.8*
Form of Stock Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, as filed on December 9, 2009, with the SEC.

10.9*
Form of Stock Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, as filed on December 9, 2009,with the SEC.

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

10.12*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, as filed on June 3, 2011, with the SEC.

10.13*
Form of Amendment to Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012). Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, as filed on June 1, 2012, with the SEC.

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

10.17*
Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010, as filed on June 4, 2010, with the SEC.

10.18
Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Leidos Holdings, Inc., as borrower, Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K as filed on March 15, 2011, with the SEC.

10.19*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.20*	Form of Severance Protection Agreement.

10.21
Deferred Prosecution Agreement between Leidos, Inc. and the U.S. Attorney's Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2012, with the SEC.

Leidos Holdings, Inc. Transition Report - 68

PART IV

Exhibit Number	Description of Exhibit
10.22
Administrative Agreement between Leidos, Inc. and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2012, with the SEC.

10.23	Employee Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.24	Tax Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.25	Transition Services Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.26
Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2013.

10.27††
Confirmation, dated December 13, 2013, regarding Issuer Forward Repurchase Transaction between Leidos Holdings, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.28*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July, 2, 2014.

10.29
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

10.30*
Transition Agreement, dated January 23, 2015, between Leidos Holdings, Inc. and Mark W. Sopp. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 29, 2015.

10.31*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015). Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.32*
Memorandum of Understanding, executed on March 24, 2014, between the Company and K. Stuart Shea. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on June 4, 2014.

10.33
Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated March 24, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

10.34*	Employment Offer Letter dated June 9, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2015.

10.35
Amendment to Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated July 17, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2015.

10.36	Fourth Amendment to Purchase and Sale Agreement dated August 31, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 8, 2015.

10.37
Amendment No. 3 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No. 1 dated April 19, 2013, and Amendment No. 2 dated as of October 17, 2014, among Leidos Holdings, Inc., as borrower and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

18	Preferability Letter.

Leidos Holdings, Inc. Transition Report - 69

PART IV

Exhibit Number	Description of Exhibit

21	Subsidiaries of Registrants.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Patent License and Assignment Agreement dated as of August 12, 2005, between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.2†
Amendment No. 1 dated as of November 2, 2006, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.3
Amendment No. 2 dated as of March 12, 2008, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.4†
Professional Services Contract effective September 7, 1999, between Leidos, Inc. and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits.

††	Confidential treatment has been requested with respect to certain portions of this exhibit.

Leidos Holdings, Inc. Transition Report - 70

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 26, 2016

Leidos, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of Leidos Holdings, Inc. and Leidos, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 26, 2016
Roger A. Krone

/s/ James C. Reagan	Principal Financial Officer and Principal Accounting Officer	February 26, 2016
James C. Reagan

/s/ David G. Fubini	Director	February 26, 2016
David G. Fubini

/s/ John J. Hamre	Director	February 26, 2016
John J. Hamre

/s/ Miriam E. John	Director	February 26, 2016
Miriam E. John

/s/ John P. Jumper	Director	February 26, 2016
John P. Jumper

/s/ Harry M. J. Kraemer, Jr.	Director	February 26, 2016
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 26, 2016
Gary S. May

/s/ Lawrence C. Nussdorf	Director	February 26, 2016
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	February 26, 2016
Robert S. Shapard

/s/ Noel B. Williams	Director	February 26, 2016
Noel B. Williams

Leidos Holdings, Inc. Transition Report - 71

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Leidos Holdings, Inc.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of January 1, 2016 and January 30, 2015	F-3

Consolidated Statements of Income for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-4

Consolidated Statements of Comprehensive Income for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-5

Consolidated Statements of Stockholders’ Equity for the 11-month period ended January 1, 2016 and the fiscal years ended January 30, 2015 and January 31, 2014	F-6

Consolidated Statements of Cash Flows for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-7

Leidos, Inc.

Report of Independent Registered Public Accounting Firm	F-9

Consolidated Balance Sheets as of January 1, 2016 and January 30, 2015	F-10

Consolidated Statements of Income for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-11

Consolidated Statements of Comprehensive Income for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-12

Consolidated Statements of Stockholder’s Equity for the 11-month period ended January 1, 2016 and the fiscal years ended January 30, 2015 and January 31, 2014	F-13

Consolidated Statements of Cash Flows for the 11-month periods ended January 1, 2016 and January 2, 2015 (unaudited) and the fiscal years ended January 30, 2015 and January 31, 2014	F-14

Leidos Holdings, Inc. and Leidos, Inc.

Combined Notes to Consolidated Financial Statements	F-16

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Transition Report - F-1

LEIDOS HOLDINGS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of January 1, 2016, and January 30, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the 11-month period ended January 1, 2016, and for each of the fiscal years ended January 30, 2015, and January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos Holdings, Inc. and subsidiaries as of January 1, 2016 and January 30, 2015, and the results of their operations and their cash flows for the 11-month period ended January 1, 2016 and for each of the fiscal years ended January 30, 2015 and January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective for the 11-month period ended January 1, 2016, the Company changed its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, the current fiscal year was an 11-month transition period which began on January 31, 2015 and ended on January 1, 2016.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2016

Leidos Holdings, Inc. Transition Report - F-2

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2016	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$656	$443
Receivables, net	921	896
Inventory, prepaid expenses and other current assets	216	273
Assets of discontinued operations	—	6
Total current assets	1,793	1,618
Property, plant and equipment, net	142	308
Goodwill and intangible assets, net	1,232	1,244
Deferred income taxes	8	14
Other assets	202	97
	$3,377	$3,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$769	$675
Accrued payroll and employee benefits	268	264
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	1	10
Total current liabilities	1,040	951
Notes payable and long-term debt, net of current portion	1,086	1,164
Other long-term liabilities	183	168
Commitments and contingencies (Notes 16,19 and 20)
Stockholders’ equity:
Preferred stock, $.0001 par value,10 million shares authorized and no shares issued and outstanding at January 1, 2016 and January 30, 2015	—	—
Common stock, $.0001 par value, 500 million shares authorized, 72 million and 74 million shares issued and outstanding at January 1, 2016 and January 30, 2015, respectively	—	—
Additional paid-in capital	1,353	1,433
Accumulated deficit	(277)	(424)
Accumulated other comprehensive loss	(8)	(11)
Total stockholders’ equity	1,068	998
	$3,377	$3,281

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-3

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions, except per share amounts)
Revenues	$4,712	$4,690	$5,063	$5,755
Costs and expenses:
Cost of revenues	4,146	4,069	4,392	4,992
Selling, general and administrative expenses	201	280	310	440
Bad debt expense	8	4	5	44
Goodwill impairment charges	—	486	486	—
Asset impairment charges	33	41	81	51
Separation transaction and restructuring expenses	4	1	3	65
Operating income (loss)	320	(191)	(214)	163
Non-operating income (expense):
Interest income	4	1	1	15
Interest expense	(53)	(71)	(75)	(82)
Other income (expense), net	84	5	5	(8)
Income (loss) from continuing operations before income taxes	355	(256)	(283)	88
Income tax expense	(112)	(67)	(47)	(4)
Income (loss) from continuing operations	243	(323)	(330)	84
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(1)	(14)	(13)	140
Income tax benefit (expense)	—	3	20	(60)
(Loss) income from discontinued operations	(1)	(11)	7	80
Net income (loss)	$242	$(334)	$(323)	$164
Earnings (loss) per share (Note 12):
Basic:
Income (loss) from continuing operations	$3.33	$(4.36)	$(4.46)	$0.98
(Loss) income from discontinued operations	(0.01)	(0.15)	0.10	0.96
	$3.32	$(4.51)	$(4.36)	$1.94
Diluted:
Income (loss) from continuing operations	$3.28	$(4.36)	$(4.46)	$0.98
(Loss) income from discontinued operations	(0.01)	(0.15)	0.10	0.96
	$3.27	$(4.51)	$(4.36)	$1.94

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-4

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Net income (loss)	$242	$(334)	$(323)	$164
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(1)	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	(1)	(1)	(1)	—
Reclassification of realized loss on settled derivative instruments to net income	1	1	—	—
Deferred taxes	—	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	1	1	—	—
Pension liability adjustments	5	(6)	(7)	(6)
Deferred taxes	(2)	2	3	2
Pension liability adjustments, net of tax	3	(4)	(4)	(4)
Total other comprehensive income (loss), net of tax	3	(4)	(5)	(4)
Comprehensive income (loss)	$245	$(338)	$(328)	$160

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-5

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total
	Common stock	Preferred stock
	(in millions, except for per share amounts)
Balance at January 31, 2013	86	—	$2,110	$510	$(2)	$2,618
Net income	—	—	—	164	—	164
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Issuances of stock (less forfeitures)	—	—	33	—	—	33
Shares repurchased or retired or withheld for tax withholdings on vesting of restricted stock	(6)	—	(165)	(154)	—	(319)
Dividends of $1.60 per common share	—	—	—	(139)	—	(139)
Special cash dividend of $4.00 per share	—	—	—	(356)	—	(356)
Adjustments for income tax benefits from stock-based compensation	—	—	(11)	—	—	(11)
Stock-based compensation (including discontinued operations of $21 million)	—	—	76	—	—	76
Dividend received, net of contribution paid, from the spin-off of New SAIC	—	—	269	—	—	269
Spin-off of New SAIC	—	—	(736)	—	—	(736)
Balance at January 31, 2014	80	—	1,576	25	(6)	1,595
Net loss	—	—	—	(323)	—	(323)
Other comprehensive loss, net of tax	—	—	—	—	(5)	(5)
Issuances of stock (less forfeitures)	1	—	1	—	—	1
Shares repurchased or retired or withheld for tax withholdings on equity awards	(7)	—	(178)	(37)	—	(215)
Dividends of $1.28 per common share	—	—	—	(89)	—	(89)
Adjustments for income tax benefits from stock-based compensation	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	42	—	—	42
Other	—	—	(2)	—	—	(2)
Balance at January 30, 2015	74	—	1,433	(424)	(11)	998
Net income	—	—	—	242		242
Other comprehensive income, net of tax	—	—	—	—	3	3
Issuances of stock (less forfeitures)	1	—	7	—	—	7
Shares repurchased or retired or withheld for tax withholdings on equity awards	(3)	—	(118)	—	—	(118)
Dividends of $1.28 per common share	—	—	—	(95)	—	(95)
Adjustments for income tax benefits from stock-based compensation	—	—	1	—	—	1
Stock-based compensation	—	—	30	—	—	30
Balance at January 1, 2016	72	—	$1,353	$(277)	$(8)	$1,068
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-6

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Cash flows from operating activities of continuing operations:
Net income (loss)	$242	$(334)	$(323)	$164
Loss (income) from discontinued operations	1	11	(7)	(80)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	41	58	62	80
Stock-based compensation	30	40	42	55
Goodwill impairment charges	—	486	486	—
Asset impairment charges	33	41	81	51
Restructuring charges	3	1	3	17
(Gain) loss on a real estate sale	(82)	—	—	2
Bad debt expense and other	3	3	5	44
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(19)	68	162	(69)
Inventory, prepaid expenses and other current assets	3	6	(12)	44
Income taxes receivable/payable	55	4	(87)	54
Deferred income taxes	26	33	56	(38)
Other assets	(46)	—	2	18
Accounts payable and accrued liabilities	102	(41)	(43)	(87)
Accrued payroll and employee benefits	5	10	(21)	(66)
Other long-term liabilities	2	(1)	(10)	2
Total cash flows provided by operating activities of continuing operations	399	385	396	191
Cash flows from investing activities of continuing operations:
Expenditures for property, plant and equipment	(27)	(29)	(29)	(53)
Acquisitions of businesses, net of cash acquired	(2)	—	—	(3)
Payments on accrued purchase price related to prior acquisition	(13)	—	—	—
Net proceeds from sale of assets	79	—	—	65
Proceeds from disposition of business, net of cash sold of $2 million	27	—	—	—
Proceeds from U.S. Treasury cash grant	—	80	80	—
Net proceeds of cost method investments	—	—	—	12
Dividend received from the separation of New SAIC	—	—	—	295
Contribution paid related to the separation of New SAIC	—	—	—	(26)
Other	—	—	—	7
Total cash flows provided by investing activities of continuing operations	64	51	51	297

Leidos Holdings, Inc. Transition Report - F-7

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(39)	(154)	(177)	(152)
Payments for deferred financing costs	—	—	—	(5)
Payment from New SAIC for deferred financing costs	—	—	—	5
Proceeds from real estate financing transaction	—	—	—	38
Payments on real estate financing transaction	(8)	—	—	—
Proceeds from debt issuance	—	—	—	500
Distribution of debt to New SAIC	—	—	—	(500)
Sales of stock and exercises of stock options	6	7	7	13
Repurchases of stock and stock received for tax withholdings	(118)	(213)	(215)	(319)
Dividend payments	(93)	(72)	(95)	(477)
Other	3	1	2	3
Total cash flows used in financing activities of continuing operations	(249)	(431)	(478)	(894)
Increase (decrease) in cash and cash equivalents from continuing operations	214	5	(31)	(406)
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(7)	(5)	15	118
Cash provided by (used in) investing activities of discontinued operations	6	29	29	(17)
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	24	44	101
Total increase (decrease) in cash and cash equivalents	213	29	13	(305)
Cash and cash equivalents at beginning of year	443	430	430	735
Cash and cash equivalents at end of year	$656	$459	$443	$430
See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-8

LEIDOS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Leidos, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos, Inc. and subsidiaries (the "Company") as of January 1, 2016, and January 30, 2015, and the related consolidated statements of income, comprehensive income, stockholder’s equity, and cash flows for the 11-month period ended January 1, 2016, and for each of the fiscal years ended January 30, 2015, and January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos, Inc. and subsidiaries as of January 1, 2016, and January 30, 2015, and the results of their operations and their cash flows for the 11-month period ended January 1, 2016 and for each of the fiscal years ended January 30, 2015 and January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective for the 11-month period ended January 1, 2016, the Company changed its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, the current fiscal year was an 11-month transition period which began on January 31, 2015 and ended on January 1, 2016.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 26, 2016

Leidos Holdings, Inc. Transition Report - F-9

LEIDOS, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2016	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$656	$443
Receivables, net	921	896
Inventory, prepaid expenses and other current assets	216	273
Assets of discontinued operations	—	6
Total current assets	1,793	1,618
Property, plant and equipment, net	142	308
Goodwill and intangible assets, net	1,232	1,244
Deferred income taxes	8	14
Other assets	202	97
Note receivable from Leidos Holdings, Inc. (Note 10)	1,593	1,412
	$4,970	$4,693
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$769	$675
Accrued payroll and employee benefits	268	264
Notes payable and long-term debt, current portion	2	2
Liabilities of discontinued operations	1	10
Total current liabilities	1,040	951
Notes payable and long-term debt, net of current portion	1,086	1,164
Other long-term liabilities	183	168
Commitments and contingencies (Notes 16,19 and 20)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at January 1, 2016 and January 30, 2015	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,462	2,214
Accumulated other comprehensive loss	(8)	(11)
Total stockholder's equity	2,661	2,410
	$4,970	$4,693

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-10

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Revenues	$4,712	$4,690	$5,063	$5,755
Costs and expenses:
Cost of revenues	4,146	4,069	4,392	4,992
Selling, general and administrative expenses	201	280	310	440
Bad debt expense	8	4	5	44
Goodwill impairment charges	—	486	486	—
Asset impairment charges	33	41	81	51
Separation transaction and restructuring expenses	4	1	3	65
Operating income (loss)	320	(191)	(214)	163
Non-operating income (expense):
Interest income	13	11	11	19
Interest expense	(53)	(71)	(75)	(82)
Other income (expense), net	84	5	5	(8)
Income (loss) from continuing operations before income taxes	364	(246)	(273)	92
Income tax expense	(115)	(71)	(51)	(6)
Income (loss) from continuing operations	249	(317)	(324)	86
Discontinued operations (Note 2):
(Loss) income from discontinued operations before income taxes	(1)	(14)	(13)	140
Income tax benefit (expense)	—	3	20	(60)
(Loss) income from discontinued operations	(1)	(11)	7	80
Net income (loss)	$248	$(328)	$(317)	$166

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-11

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Net income (loss)	$248	$(328)	$(317)	$166
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(1)	(2)	—
Deferred taxes	—	—	1	—
Foreign currency translation adjustments, net of tax	(1)	(1)	(1)	—
Reclassification of realized loss on settled derivative instruments to net income	1	1	—	—
Deferred taxes	—	—	—	—
Reclassification of realized loss on settled derivative instruments to net income, net of tax	1	1	—	—
Pension liability adjustments	5	(6)	(7)	(6)
Deferred taxes	(2)	2	3	2
Pension liability adjustments, net of tax	3	(4)	(4)	(4)
Total other comprehensive income (loss), net of tax	3	(4)	(5)	(4)
Comprehensive income (loss)	$251	$(332)	$(322)	$162

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-12

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Shares of common stock	Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive loss	Total
	(in millions, except for share amounts)
Balance at January 31, 2013	5,000	$233	$2,365	$(2)	$2,596
Net income	—	—	166	—	166
Contribution paid related to the spin-off of New SAIC	—	(26)	—	—	(26)
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Balance at January 31, 2014	5,000	207	2,531	(6)	2,732
Net loss	—	—	(317)	—	(317)
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Balance at January 30, 2015	5,000	207	2,214	(11)	2,410
Net income	—	—	248	—	248
Other comprehensive income, net of tax	—	—	—	3	3
Balance at January 1, 2016	5,000	$207	$2,462	$(8)	$2,661

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-13

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Cash flows from operating activities of continuing operations:
Net income (loss)	$248	$(328)	$(317)	$166
Loss (income) from discontinued operations	1	11	(7)	(80)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	41	58	62	80
Stock-based compensation	30	40	42	55
Goodwill impairment charges	—	486	486	—
Asset impairment charges	33	41	81	51
Restructuring charges	3	1	3	17
(Gain) loss on a real estate sale	(82)	—	—	2
Bad debt expense and other	(3)	(3)	(1)	42
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(19)	68	162	(69)
Inventory, prepaid expenses and other current assets	3	6	(12)	44
Income taxes receivable/payable	55	4	(87)	54
Deferred income taxes	26	33	56	(38)
Other assets	(46)	—	2	18
Accounts payable and accrued liabilities	102	(41)	(43)	(87)
Accrued payroll and employee benefits	5	10	(21)	(66)
Other long-term liabilities	2	(1)	(10)	2
Total cash flows provided by operating activities of continuing operations	399	385	396	191
Cash flows from investing activities of continuing operations:
Proceeds on obligations of Leidos Holdings, Inc.	9	142	156	13
Payments on obligations of Leidos Holdings, Inc.	(211)	(419)	(457)	(501)
Expenditures for property, plant and equipment	(27)	(29)	(29)	(53)
Acquisitions of businesses, net of cash acquired	(2)	—	—	(3)
Payments on accrued purchase price related to prior acquisition	(13)	—	—	—
Net proceeds from sale of assets	79	—	—	65
Proceeds from disposition of business, net of cash sold of $2 million	27	—	—	—
Proceeds from U.S. Treasury cash grant	—	80	80	—
Net proceeds of cost method investments	—	—	—	12
Contribution paid related to the separation of New SAIC	—	—	—	(26)
Other	—	—	—	7
Total cash flows used in investing activities of continuing operations	(138)	(226)	(250)	(486)

Leidos Holdings, Inc. Transition Report - F-14

LEIDOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Cash flows from financing activities of continuing operations:
Payments on notes payable and long-term debt	(39)	(154)	(177)	(152)
Payments for deferred financing costs	—	—	—	(5)
Payment from New SAIC for deferred financing costs	—	—	—	5
Proceeds from real estate financing transaction	—	—	—	38
Payments on real estate financing transaction	(8)	—	—	—
Other	—	—	—	3
Total cash flows used in financing activities of continuing operations	(47)	(154)	(177)	(111)
Increase (decrease) in cash and cash equivalents from continuing operations	214	5	(31)	(406)
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	(7)	(5)	15	118
Cash provided by (used in) investing activities of discontinued operations	6	29	29	(17)
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	24	44	101
Total increase (decrease) in cash and cash equivalents	213	29	13	(305)
Cash and cash equivalents at beginning of year	443	430	430	735
Cash and cash equivalents at end of year	$656	$459	$443	$430

See accompanying combined notes to consolidated financial statements.

Leidos Holdings, Inc. Transition Report - F-15

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

As a result of the spin-off, the assets, liabilities, results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented. References to financial data are to the Company's continuing operations, unless otherwise noted. See Note 2—Dispositions for further information.
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
On January 26, 2016, Leidos Holdings, Inc. entered into a definitive agreement with Lockheed Martin Corporation whereby the Information Systems & Global Solutions business (IS&GS) of Lockheed Martin will be merged with a wholly-owned subsidiary of Leidos. See Note 22—Subsequent Events for further information.
The consolidated financial statements of Leidos and Leidos, Inc. include the accounts of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note with Leidos, Inc. (the "related party note"), on which interest is recognized. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in Leidos' consolidated statements of stockholders’ equity and results in an increase to the related party note (see Note 10). All intercompany transactions and accounts have been eliminated in consolidation.
These Combined Notes to Consolidated Financial Statements apply to both Leidos and Leidos, Inc. As Leidos consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company are included in this Transition Report.
Reporting Periods
Effective in fiscal 2014, the Company had changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks.
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos and Leidos, Inc. to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December.
As a result of this change, the Company is filing this Annual Report on Form 10-K, which covers the 11-month period which began on January 31, 2015, and ended on January 1, 2016, as its Transition Report. This change does not impact the Company's prior reported fiscal years (each covering a 12-month period), each of which ended on the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014, and ended on January 30, 2015.

Leidos Holdings, Inc. Transition Report - F-16

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Separation Transaction and Restructuring Expenses
In fiscal 2014, in anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post-spin-off. The Company reduced headcount and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements and incurred $65 million in restructuring costs, see table below for detail of these costs. Separation transaction and restructuring expenses related to New SAIC, exclusive of any tax impacts, of $55 million for the year ended January 31, 2014, were reclassified as discontinued operations.
In fiscal 2015, we incurred approximately $3 million of restructuring costs related to adjustments to reserves established in prior years for loss on leases in connection with revised sublease income assumptions. In the 11-month period ended January 1, 2016, the reserve for loss on leases was further adjusted and reduced by an immaterial amount.
The Company does not expect to incur significant additional costs in future fiscal years related to the spin-off transaction and expects the remaining restructuring liability related to the spin-off to be fully settled beyond one year.
The Company has continued its real estate optimization initiatives post separation to improve its cost profile. Related to these efforts, during the 11-month period ended January 1, 2016 the Company exited real estate leases and incurred restructuring charges of $5 million consisting of various expenses such as lease termination fees, asset impairment charges and lease vacancy reserves.
The separation transaction and restructuring expenses for continuing operations for the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014 were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Strategic advisory services	$—	$—	$7
Legal and accounting services	—	—	2
Lease termination and facility consolidation expenses	4	3	46
Severance costs	—	—	10
Separation transaction and restructuring expenses in operating income (loss)	4	3	65
Less: income tax benefit	(2)	(1)	(25)
Separation transaction and restructuring expenses, net of tax	$2	$2	$40
For the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014, all separation transaction and restructuring expenses for continuing operations were in the Corporate and Other segment and were recorded within "Separation transaction and restructuring expenses" in the consolidated statements of income.

Leidos Holdings, Inc. Transition Report - F-17

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the restructuring liability balance as of January 1, 2016, and summarizes the changes during the period attributable to costs incurred and charged to expense, costs paid or otherwise settled and any adjustments to the liability:

	Severance Costs	Lease Termination and Facility Consolidation Expenses	Total
	(in millions)
Balance as of January 31, 2014	$1	$20	$21
Charges	—	3	3
Cash payments	(1)	(12)	(13)
Balance as of January 30, 2015	$—	$11	$11
Charges	—	1	1
Cash payments	—	(5)	(5)
Balance as of January 1, 2016	$—	$7	$7
Operating Cycle
The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are generally classified as current assets and current liabilities.
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
On October 11, 2013, the Company and Plainfield Renewable Energy Owner, LLC ("project owner") entered into a consensual foreclosure agreement pursuant to which, the project owners agreed to transfer 100% of the equity interest of Plainfield Renewable Energy Holdings, LLC ("PRE Holdings") to an indirect wholly-owned subsidiary of Leidos in full satisfaction of certain secured obligations owed by the project owner to the Company. Plainfield is a wholly-owned subsidiary of PRE Holdings. As a result of the entry into the foreclosure agreement, the Company determined that it has the power to direct the activities of the VIE and has the right to receive benefits from or the obligation to absorb the losses of the VIE. Accordingly, the Company was deemed the primary beneficiary of the VIE, resulting in the consolidation of Plainfield as of October 11, 2013. On July 24, 2015, the Company sold 100% of its equity interests in Plainfield. See Note 3—Acquisitions, for further information.
Revenue Recognition
The Company’s revenues are generated primarily from contracts with the U.S. Government, commercial customers and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

Leidos Holdings, Inc. Transition Report - F-18

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fixed-price-level-of-effort contracts ("FP-LOE")—These contracts are substantially similar to time-and-materials contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FP-LOE contracts with the U.S. Government in a manner similar to time-and-materials contracts in which the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.
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
The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company has agreed upon and settled indirect contract costs through fiscal 2010. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendors' products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors' products.

Leidos Holdings, Inc. Transition Report - F-19

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to income from continuing operations of $18 million and an increase of $0.14 per diluted share for the 11-month period ended January 1, 2016, and a net decrease to loss from continuing operations of $24 million and a decrease of $0.20 to diluted loss per share for fiscal 2015. Unfavorable contract performance resulted in a net decrease to income from continuing operations of $21 million and a decrease of $0.15 per diluted share for fiscal 2014.
Dispositions
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of strategic or non-strategic components of the business. Dispositions representing a strategic shift in operations are reclassified as discontinued operations for all periods presented. Non-strategic dispositions are not reclassified as discontinued operations and remain in continuing operations.
During fiscal 2015, the Company adopted the provisions of Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which designated new discontinued operations qualification criteria. For the dispositions presented in this Transition Report, the provisions in ASU 2014-08 were not applicable and thus the dispositions reclassified as discontinued operations represent both non-strategic and strategic shifts in operations.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management's best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, other than derivatives (see Financial Instruments below), which include cash equivalents and long-term investments, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair values. The fair value of long-term debt (see Note 9) is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs). The Company's notes receivable (see Note 3 and Note 16) are measured at fair value using current interest rates for notes with similar terms to the Company's existing note receivable agreements (Level 2 inputs).
Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors such as, market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input) and recent capital transactions of the portfolio companies being valued (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value.
At January 1, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.

Leidos Holdings, Inc. Transition Report - F-20

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At January 1, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
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
The Company uses interest rate swaps to hedge its fixed rate debt against changes in fair value due to variability in interest rates. The Company is party to interest rate swap agreements that have been designated as fair value hedges and are recorded at fair value on the Company's consolidated balance sheets. The fair value of the interest rate swaps are determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
The Company does not hold derivative instruments for trading or speculative purposes.
Cash and Cash Equivalents
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. There are immaterial restrictions on the withdrawal of the Company’s cash and cash equivalents of foreign currency due to exchange control regulations. The Company's cash equivalents are recorded at historical cost, which equals fair value based on quoted market prices (Level 1 input as defined by the accounting standard for fair value measurements).
Restricted Cash
The Company has restricted cash balances, primarily representing advances from a single customer that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Inventory, prepaid expenses and other current assets" in the Company's consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and accounts receivable. At January 1, 2016, the Company’s cash and cash equivalents bear both fixed and variable interest rates. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. Government and customers engaged in work for the U.S. Government, and to a lesser degree, commercial companies.
Investments
Investments in entities and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the entities’ net income or loss and does not consolidate the entities' assets and liabilities. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

Leidos Holdings, Inc. Transition Report - F-21

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. The majority of finished goods inventory consists of border, port and mobile security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory. For the 11-month period ended January 1, 2016, and fiscal 2015, the Company's inventory balance consisted primarily of inventoried costs relating to long-term contracts.
Property, Plant and Equipment
Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred.
Construction in Progress ("CIP") is used to accumulate all costs for projects that are not yet complete. CIP balances are transferred to the appropriate asset account when the asset is capitalized and ready for its intended use.
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
Goodwill and Intangible Assets
Goodwill and intangible assets were combined into one line item on the balance sheet in the current year. The prior year amounts have been reclassified to conform to the current year presentation.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values of the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable.
Historically, the Company has elected to perform this impairment evaluation as of the first day of the fourth quarter of the fiscal year. The change in the Company's fiscal year-end from the Friday nearest the end of January to the Friday nearest the end of December resulted in an annual goodwill impairment test date that is approximately one month earlier than in previous years. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which the Company believes to be preferable. The change was made to better align with the Company's most significant customer’s fiscal year as well as the Company’s year-end reporting cycle and annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The annual goodwill impairment test was performed on November 1, 2014, and on October 3, 2015, such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 3, 2015, and had no effect on the Company's consolidated financial statements. This change was not applied retrospectively as it is impracticable to objectively determine valuation estimates in prior periods.

Leidos Holdings, Inc. Transition Report - F-22

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on the facts and circumstances of a reporting unit, including the excess of fair value over carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.
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
The market approach consists of the guideline public company method, which is a valuation technique where the fair value is calculated based on market prices obtained from a detailed market analysis of publicly traded companies that provide a reasonable basis of comparison for each reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors. Due to the fact that stock prices of comparable companies represent minority interests, the Company also considers an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
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
Intangible assets with finite lives are being amortized over the following periods:

Estimated useful lives (in years)
Customer relationships	8-10
Software and technology	9-15

Leidos Holdings, Inc. Transition Report - F-23

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See Note 4—Goodwill and Intangible Assets for impairment charges taken during the period. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Additionally, other indefinite-lived intangible assets are not being amortized until such time that the useful life is determined to no longer be indefinite.
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
The Company conducts research and development activities under customer-funded contracts and with company-funded IR&D funds. For the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, company-funded IR&D expense was $29 million, $37 million and $45 million, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Special Cash Dividend
In fiscal 2014, the Company's Board of Directors declared a special cash dividend of $4.00 per share of Leidos common stock and paid an aggregate of $342 million to stockholders as of the record date of June 14, 2013.

Leidos Holdings, Inc. Transition Report - F-24

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains and losses are recognized in the Company's consolidated statements of income.
Accounting Standards Updates Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. This update provides a practical expedient to entities with fiscal year-end dates that do not coincide with calendar month-end dates for measurement. This allows for the Company to align the accounting for pensions with the fiscal year end date. For public entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2015, and will be applied prospectively. The Company elected to early adopt the provisions of ASU No. 2015-04 and the standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt the provisions of ASU 2015-17 on a prospective basis. Early adoption resulted in a reclassification of the Company's net current deferred tax assets of $13 million, of which $12 million was reclassified to net non-current deferred tax liabilities and $1 million to net non-current deferred tax assets in the Company's consolidated balance sheets as of January 1, 2016. No prior periods were retrospectively adjusted.
During the fiscal years presented, the Company adopted various accounting standards issued by the FASB, none of which had a material effect on the Company's consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, for public companies. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU to December 15, 2017, with an option for early adoption of the standard on the original effective date. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's consolidated financial position, results of operations or cash flows.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items and it is intended to simplify income statement classification. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The Company does not expect the provisions of ASU 2015-01 to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Leidos Holdings, Inc. Transition Report - F-25

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update simplifies the codification and reduces the number of consolidation models under ASC 810, making all reporting entities to be within the scope of Subtopic 810-10, including limited partnerships and similar legal entities, unless a scope exception applies. The update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and the Company can apply the update using a modified retrospective or retrospective approach. The Company does not expect this standard to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update changes the balance sheet presentation of debt issuance costs and eliminates separate presentation for debt issuance costs as an asset and requires issuance costs to be reported in the balance sheet as a direct reduction to the face amount of the associated debt, similar to a discount. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted. The guidance will be applied on a retrospective basis. The Company adopted the standard as of January 2, 2016, and the adoption did not have a material impact on the Company's consolidated financial position.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, to align U.S. GAAP inventory valuation with International Financial Reporting Standards (IFRS) for all inventory other than LIFO (last-in, first-out) measured inventory. This update will seek to measure inventory at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in the update should be applied prospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect this standard to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the need for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and will be applied retrospectively. The Company does not expect this standard to have a material effect on the Company's consolidated financial position, results of operations or cash flows.
Note 2—Dispositions:
Discontinued Operations (non-strategic)
In July 2014, the Company committed to plans to dispose of a business, historically included in the Company's Health and Engineering segment, that primarily focused on full service emergency management consulting for disaster preparedness, response, recovery and mitigation. The sale transaction was completed in the third quarter of fiscal 2015 with cash proceeds received of $19 million, resulting in an immaterial gain on sale.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), historically included in the Company's National Security Solutions segment, which was previously acquired in fiscal 2011 and primarily focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million, resulting in a preliminary immaterial gain on sale for the 11-month period ended January 1, 2016, subject to customary working capital adjustments.
In November 2013, the Company sold a certain component of the business, historically included in the Company's National Security Solutions segment, that primarily focused on machine language translation with insignificant cash proceeds received, resulting in an immaterial gain on sale.

Leidos Holdings, Inc. Transition Report - F-26

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
Separation of New SAIC
As discussed in Note 1, the Company completed the spin-off of New SAIC on September 27, 2013. In anticipation of this spin-off, the Company entered into a credit agreement in June 2013 as a guarantor that consisted of an unsecured term credit facility of $500 million with New SAIC as the borrower. New SAIC was a subsidiary of Leidos prior to the separation date. On September 26, 2013, New SAIC borrowed $500 million under this term credit facility which was unconditionally guaranteed by the Company. The Company was released from its guaranty on September 27, 2013, the completion date of the separation transaction. At separation, New SAIC made a $295 million dividend payment to Leidos and reimbursed Leidos, Inc. $5 million for financing costs previously advanced to New SAIC to secure the revolving and term credit facility, and Leidos, Inc. made a $26 million capital contribution to New SAIC.
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

Leidos Holdings, Inc. Transition Report - F-27

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Revenues	$17	$39	$2,712
Costs and expenses:
Cost of revenues	17	39	2,447
Selling, general and administrative expenses	—	—	42
Separation transaction and restructuring expenses	—	—	55
Operating income	$—	$—	$168
The pre-sale operating results through the date of disposal of the Company's discontinued operations discussed above, excluding the spin-off of New SAIC, for the periods presented were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Revenues	$—	$29	$33
Costs and expenses:
Cost of revenues	—	21	33
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	2	29	25
Intangible asset impairment charges	—	3	2
Operating loss	$(2)	$(24)	$(27)
Non-operating income (expense)	$1	$11	$(1)
Loss from discontinued operations before income taxes	$(1)	$(13)	$(28)
The major classes of assets and liabilities included in discontinued operations through the date of disposal for the periods presented are immaterial for disclosure purposes.
Note 3—Acquisitions:
The Company acquires businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2014, the Company completed the acquisition of Plainfield Renewable Energy (as described below), which was not considered a significant business combination in the year acquired. No businesses were acquired during the 11-month period ended January 1, 2016, and fiscal 2015.
The following table summarizes the fair value (preliminary or final) of goodwill and intangible assets acquired at the date of acquisition as well as the components and weighted average useful lives of the intangible asset:

January 31, 2014
($ in millions)
Identifiable intangible assets:
Customer relationships (finite-lived)	$—
Other (finite-lived)	3
Weighted average lives of finite-lived intangibles:
Customer relationships	—
Other	12 years
All finite-lived intangible assets	12 years

Leidos Holdings, Inc. Transition Report - F-28

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Plainfield Renewable Energy Project involves the design, construction and financing of a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the "plant"). Connecticut Light & Power will purchase approximately 80% of the power produced by the plant based on a 15-year off-take agreement, utilizing the plant's status as a renewable power source. In addition, there are fuel supply agreements with initial terms of 5 to 15 years and minimum purchase requirements either at prevailing market prices or a set price plus a CPI index. Subsequent to the business combination, three of the acquired fuel supply agreements were impaired in fiscal 2015. See Note 4—Goodwill and Intangible Assets for further information.
The project was partially financed by the Company’s provision of extended payment terms for certain of its services performed on the project and, at the time of this transaction, the Company had a receivable of $137 million due from Plainfield. The remainder of the project was financed by the Carlyle Group with two secured notes aggregating $148 million, which these notes were assumed by the Company as part of consensual foreclosure. On December 6, 2013, the Company entered into an Early Payoff Agreement with the Carlyle Group to settle the two secured notes totaling $152 million in principal and paid on December 16, 2013 an aggregate of $165 million to fully satisfy its obligation to Carlyle, which included the principal amount, interest due on the notes of $7 million, including an additional interest payment per the Early Payoff agreement, and $6 million in an early termination fee. In addition, the unamortized deferred debt issuance costs and debt discount at the time of the pay off were expensed and included in "Other income (expense), net" in the Company's consolidated statements of income.
At the time the Company became the primary beneficiary of Plainfield, the Company measured the assets acquired and liabilities assumed at their fair values. The difference between the estimated fair value of the plant in comparison to the carrying value of the Company's deferred payment term receivables forgiven as of the date of the transaction resulted in a $32 million loss as "Bad debt expense" in the Company's consolidated statements of income during the third quarter of fiscal 2014. In addition as part of the transaction, contingent consideration of approximately $3 million, remained to be paid as of January 30, 2015, of which $2 million was to be paid on the earlier of November 2015 or the successful sale of the plant, and the remainder of which was to be paid solely upon the successful sale of the plant (see discussion below regarding the sale of the plant).
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
In July 2014, the Company received a cash grant of $80 million from the U.S. Treasury Department, which was recorded as a reduction to the fixed asset basis of the plant on the Company's consolidated balance sheets. For tax purposes, the tax basis of the plant was reduced by half of the amount of the cash grant. This difference between the excess tax basis of the plant over the book basis resulted in a $27 million deferred tax asset which was recorded as a reduction to the fixed asset basis of the plant. The U.S. Treasury grant also contains a recapture provision that could require the Company to repay funds to the Treasury in certain circumstances (see further discussion below).

Leidos Holdings, Inc. Transition Report - F-29

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in an approximate $29 million impairment charge. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the Agreement that was amended on July 17, 2015 (Level 1). The Company recorded these tangible asset impairment charges in "Asset impairment charges" in the Company’s consolidated statements of income.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments, and contingent earn-out payments. The consideration received at closing consisted of a cash payment of approximately $29 million (the "Closing Payment") and a secured promissory note for approximately $73 million, net of discount (the "Note"). The sale resulted in an immaterial deferred gain. In addition to the Closing Payment and the Note, the Company is eligible to receive certain contingent earn-out payments not to exceed $30 million. The Company will recognize any consideration for the contingent earn-out payments when received. In conjunction with the sale of the plant, the Company paid $2 million of the purchase price contingent consideration accrued at January 30, 2015 based on the successful sale of the plant. The remaining accrued contingent consideration was released and not paid as the selling price did not meet the qualifications for the payment of the remaining contingent consideration.
The maturity date of the Note is July 24, 2017 (the "Original Maturity Date"), with an option to extend the maturity date for three consecutive one-year periods. The annual interest rate of 6% will increase to 8% if the maturity date is extended beyond July 24, 2017, and will increase to 9% if extended beyond July 24, 2019. The first payment of accrued and unpaid interest is due January 24, 2016, with subsequent payments occurring every six months, including a portion of the principal balance. The note allows for a six-month deferral of certain payments due in January 2016, and July 2016. In January 2016, the Company was notified by the buyer that the interest payment due on January 24, 2016 will be deferred to the next payment due date in July 2016.
The remaining unpaid principal amount and accrued interest is due on the Original Maturity Date (as may be extended as described above) or each six months thereafter, if extended. Payments under the Note are secured by a general security interest in the personal property of Plainfield, a pledge of the membership interests of Plainfield and a first mortgage on the real property that comprises the plant. As of January 1, 2016, the Company expects the Note to be collectible in full.
As outlined in the amended Agreement, the buyer represents to the Company that it meets the definition of a qualified buyer in regards to the terms in the U.S. Treasury cash grant. During the remaining recapture period that follows the closing date of the sale, the buyer and any following acquired companies, including any transferred membership interests to these companies, is contractually obligated to remain a qualified buyer, and the buyer shall cause any transferee of the plant permitted under the Agreement to enter into a written agreement to be jointly liable for any recapture event. In addition, the buyer and any continuing membership interests to acquired companies shall operate the plant as an “open-loop biomass” facility in accordance with Section 1603 of the cash grant, timely file all reports related to Section 1603 and indemnify the Company for any liabilities incurred that may arise if these obligations are breached. Based on the indemnification in the Agreement, and since the onus is on the buyer to comply with the conditions of the grant, the Company has deemed a recapture event not probable; therefore, has not recorded a liability associated with a potential recapture of the grant.

Leidos Holdings, Inc. Transition Report - F-30

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Goodwill and Intangible Assets:
The Company has the following reportable segments that contain goodwill: National Security Solutions ("NSS") and Health and Engineering ("HES").
Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter, and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. In the second quarter of fiscal 2015, as part of its normal quarterly procedures, the Company considered both qualitative and quantitative factors associated with each of the Company's reporting units and determined that there were indicators that the carrying values of the Health Solutions and Engineering reporting units may not be fully recoverable due to operating performance shortfalls and forecasted declines of revenues and operating income. The Company performed an interim evaluation for these reporting units that resulted in impairments of the goodwill carrying value (see discussion below).
The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HES	Total
	(in millions)
Balance at January 31, 2014	$788	$905	$1,693
Goodwill impairment	—	(486)	(486)
Balance at January 30, 2015	$788	$419	$1,207
Adjustments	—	—	—
Balance at January 1, 2016	$788	$419	$1,207
During the second quarter of fiscal 2015, the Health Solutions reporting unit experienced a significant decline in both actual and forecasted revenue volumes, primarily in the Company's commercial health consulting business, resulting from a reduction in project opportunities, delayed award decisions and completion of several larger electronic health records ("EHR") implementation engagements that were not extended or replaced with other projects. The declines were also impacted by delays in legislative compliance deadlines (i.e., ICD-10 and Meaningful Use Stage 2). These events attributed to a significant reduction in the Company's sales pipeline, forecasted revenue and operating income. The nature of the Company's commercial health consulting engagements are short term in nature and the aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.

Leidos Holdings, Inc. Transition Report - F-31

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 2015, the Engineering reporting unit experienced delayed or lost award decisions and reductions in scope on several large engineering construction projects as clients shifted priorities and adjusted their capital expenditure plans that were anticipated to be awarded to the Company during the second quarter of fiscal 2015. The Engineering reporting unit was also impacted by significant reduction in scope of services with an existing client. These events culminated in a significant reduction in the Company's sales pipeline, revenue and operating income. The aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
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
The Company performed the market approach, guideline public company method, by applying pricing multiples derived from publicly traded guideline companies that are comparable to the reporting units to determine their fair values. The Company utilized enterprise/earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples and enterprise/revenue multiples which averaged 6.0 and 0.5, respectively, for the Health Solutions reporting unit, and 6.8 and 0.4, respectively, for the Engineering reporting unit. In addition, the fair value under the guideline public company method included a control premium of 20%, which was determined based on a review of comparable market transactions.
The income approach was performed by calculating the fair value based on forecasted future cash flows discounted back to the present value, including significant judgments related to the risk adjusted discount rates, terminal growth rates and weighted-average cost of capital ("WACC"). The projected cash flows were developed by management for planning purposes based on current known business and market conditions as well as future anticipated industry trends. The method included certain cost adjustments that a market participant buyer would not incur to operate the respective reporting units. A terminal value growth rate of 3% and 2% and WACC of 12% and 14% (which includes a specific company risk premium of 2%) were used for the Health Solutions and Engineering reporting units, respectively.
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
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Engineering reporting units of $369 million and $117 million, respectively, for the second quarter ended August 1, 2014, which represents the difference between the carrying value and the implied fair value.
Based on a qualitative analysis performed during the Company's annual impairment evaluation for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014 for certain of its reporting units, it was determined that it is more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of its reporting units, it was determined that their fair values were in excess of the individual reporting units carrying values. As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for periods mentioned above.

Leidos Holdings, Inc. Transition Report - F-32

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets, including those arising from preliminary estimates of assets acquired relating to acquisitions, consisted of the following:

	January 1, 2016			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$20	$(16)	$4	$70	$(57)	$13
Software and technology	61	(44)	17	52	(41)	11
Total finite-lived intangible assets	81	(60)	21	122	(98)	24
Indefinite-lived intangible assets:
In-process research and development	—	—	—	9	—	9
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	13	—	13
Total intangible assets	$85	$(60)	$25	$135	$(98)	$37
Finite-lived customer relationship intangible assets with a gross carrying value of $12 million became fully amortizable during the 11-month period ended January 1, 2016, and are no longer reflected in the gross carrying value after becoming fully amortized. The gross carrying value of software and technology finite-lived intangible assets increased from fiscal 2015, due to the addition of an in-process research and development intangible asset that reached technological feasibility and began amortizing as a software and technology intangible asset over its useful life of nine years.
Amortization expense related to amortizable intangible assets was $8 million, $15 million, and $35 million for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, respectively.
The Company recognized intangible asset impairment charges of $4 million, $41 million and $51 million for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, respectively. The Company recorded intangible asset impairment charges in "Asset impairment charges" in the Company's consolidated statements of income.
The Company determined that certain customer relationship intangible assets associated with the acquisitions of Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Engineering reportable segment recognized impairment charges of $24 million and $19 million during fiscal 2015 and fiscal 2014, respectively, to reduce the carrying value of these intangible assets to their estimated fair values. Additionally, in the 11-month period ended January 1, 2016, the Health and Engineering reportable segment recognized an impairment charge of $4 million to write-off the remaining carrying value (with a gross carrying value of $38 million).
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
During fiscal 2015, the Company determined that certain intangible assets associated with fuel supply contracts obtained through the Plainfield Renewable Energy Project foreclosure were not recoverable due to changes in the Company's fuel supply strategy and newly identified requirements to operate the plant, which impacted expected benefits from the related fuel supply arrangements. As a result, the Health and Engineering reportable segment recognized an impairment charge of $3 million to write-off the carrying value associated with the intangible assets of three fuel supply agreements.

Leidos Holdings, Inc. Transition Report - F-33

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Company's intangible impairment charges described above, the fair value was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3).
The estimated annual amortization expense related to finite-lived intangible assets as of January 1, 2016, was as follows:

Fiscal Year Ending
(in millions)
2016	$6
2017	5
2018	4
2019	2
2020	1
2021 and thereafter	3
$21
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
Note 5—Receivables:
The components of receivables, net consisted of the following:

	January 1, 2016	January 30, 2015
	(in millions)
Billed and billable receivables	$715	$655
Unbilled receivables:
Amounts billable	187	230
Contract retentions	29	21
Allowance for doubtful accounts	(10)	(10)
	$921	$896
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

Leidos Holdings, Inc. Transition Report - F-34

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has extended deferred payment terms with original contractual maturities that may exceed one year to commercial customers related to certain construction projects. As of January 30, 2015, the Company had outstanding net receivables of $18 million, which reflects an allowance of $7 million, related to one construction project with deferred payment terms reflected in "Other assets" on the Company's consolidated balance sheet. These receivables had not been paid in accordance with the initial payment terms established with the customer and as such the Company filed a legal claim to enforce the payment terms as established in the contract. During the 11-month period ended January 1, 2016, the Company reached an agreement to settle the legal claim. As a result of the settlement terms, the Company recorded "Bad debt expense" of $11 million in the Company's consolidated statements of income. During the 11-month period ended January 1, 2016, and fiscal 2015, the Company received partial payments of $6 million and $21 million, respectively, from the customer. As of January 1, 2016, the remaining receivables balance related to this construction project is immaterial.
During fiscal 2014, the Company recorded "Bad debt expense" in the Company's consolidated statements of income of $41 million related to two different construction projects.
Note 6—Property, Plant and Equipment:
Property, plant and equipment, net consisted of the following:

	January 1, 2016	January 30, 2015
	(in millions)
Electric generation facility	$—	$127
Computers and other equipment	161	166
Leasehold improvements	149	156
Buildings and improvements	57	107
Office furniture and fixtures	30	37
Land	15	26
Construction in progress	2	2
	414	621
Less accumulated depreciation and amortization	(272)	(313)
	$142	$308
Depreciation expense was $33 million, $47 million and $45 million for the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014, respectively.
During the 11-month period ended January 1, 2016, the Company amended its sale agreement entered into in 2013 and closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage associated with the Company's former headquarters. The sale resulted in a write-off of $40 million in aggregate net book value of assets disposed, including $29 million for buildings and $10 million attributed to land.
See Note 16—Leases for further information regarding disposal of buildings, land and office leasehold improvements. Also, see Note 3—Acquisitions for discussion regarding the sale of the electric generation facility.

Leidos Holdings, Inc. Transition Report - F-35

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Composition of Certain Financial Statement Captions:
Balance Sheet

	January 1, 2016	January 30, 2015
	(in millions)
Inventory, prepaid expenses and other current assets:
Prepaid income taxes and tax refunds receivable	$56	$102
Inventories	70	70
Restricted cash	17	30
Prepaid expenses	26	28
Deferred income taxes	—	12
Other	47	31
	$216	$273
Accounts payable and accrued liabilities:
Accrued liabilities	$322	$327
Accounts payable	314	244
Collections in excess of revenues on uncompleted contracts and deferred revenue	133	104
	$769	$675
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$142	$138
Accrued vacation	121	123
Accrued contributions to employee benefit plans	5	3
	$268	$264
Other long-term liabilities:
Deferred compensation	$41	$39
Lease related obligations	35	31
Deferred tax liabilities	34	21
Accrued pension liabilities	—	8
Liabilities for uncertain tax positions	5	6
Other	68	63
	$183	$168

Income Statement

	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Other income (expense), net
Gain on sale of former headquarters	$82	$—	$—
Other income (expense), net	2	5	(8)
	$84	$5	$(8)

Leidos Holdings, Inc. Transition Report - F-36

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Derivative Instruments and Hedging Activities:
During fiscal 2015, the Company entered into interest rate swap agreements to hedge the fair value with respect to all of the $450 million aggregate principal outstanding on the Company's fixed rate 4.45% notes maturing in December 2020 (the "Notes"). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate), which effectively converted the debt into floating interest rate debt. Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. The counterparties to these agreements are financial institutions.
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item).
The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate subsequent to the inception of the interest rate swaps through the reporting date. The cash flows associated with the interest rate swaps are classified as operating activities in the Company's consolidated statement of cash flows.
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the Company's consolidated balance sheets is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	January 1, 2016	January 30, 2015	Balance sheet line item	January 1, 2016	January 30, 2015
(in millions)
Other assets	$8	$17	Notes payable and long-term debt, net of current portion	$8	$17
Note 9—Debt:
Revolving Credit Facility
Leidos has a revolving credit facility, fully and unconditionally guaranteed by Leidos, Inc., which had provided for $750 million in unsecured borrowing capacity at interest rates determined, at Leidos' option, based on either LIBOR plus a margin or a defined base rate. During fiscal 2015, the Company amended the credit facility to, among other things, change the ratio of consolidated funded debt to EBITDA that the Company is required to maintain. In connection with the amendment to the credit facility, the Company exercised its right under the credit agreement to voluntarily reduce the combined commitments of the lenders from $750 million to $500 million. The original maturity date of the credit facility was March 2017. In January 2016, the Company amended the credit facility to extend the maturity date by one year to March 2018. As of January 1, 2016 and January 30, 2015, there were no borrowings outstanding under the credit facility.
The credit facility contains certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants contained in the amended credit facility require that, for a period of four trailing fiscal quarters, the Company maintains a ratio of consolidated funded debt, including borrowings under this credit facility, to EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.0 to 1.0 until January 29, 2016 and 3.75 to 1.0 thereafter, and a ratio of EBITDA (adjusted for certain items as defined in the credit facility) to interest expense of greater than 3.5 to 1.0. The Company was in compliance with these financial covenants as of January 1, 2016. A failure by the Company to meet these financial covenants in the future could eliminate the Company’s borrowing capacity under the credit facility.
The available borrowing capacity on the credit facility may vary each quarter based on the trailing four quarters of EBITDA. If the Company's trailing four quarters of EBITDA declines below a certain threshold in relation to outstanding debt, the borrowing capacity available under the credit facility is reduced. The available borrowing capacity based on the results of the Company's trailing four quarters of EBITDA as of January 1, 2016, is $500 million.

Leidos Holdings, Inc. Transition Report - F-37

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other covenants in the credit facility restrict certain of the Company's activities, including, among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act (ERISA) events, material monetary judgments, change of control events, and the material inaccuracy of the Company’s representations and warranties. In addition, the Company's ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in the revolving credit facility.
Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following for the years presented:

	Stated interest rate	Effective interest rate	January 1, 2016	January 30, 2015
	(dollars in millions)
Leidos Holdings, Inc. senior unsecured notes:
$450 million notes issued in fiscal 2011, which mature in December 2020 (1)	4.45%	4.53%	$457	$466
$300 million notes issued in fiscal 2011, which mature in December 2040	5.95%	6.03%	218	232
Leidos, Inc. senior unsecured notes:
$250 million notes issued in fiscal 2003, which mature in July 2032	7.13%	7.43%	248	248
$300 million notes issued in fiscal 2004, which mature in July 2033	5.50%	5.88%	159	182
Capital leases and other notes payable due on various dates through fiscal 2020	0%-5.55%	Various	6	38
Total notes payable and long-term debt			1,088	1,166
Less current portion			2	2
Total notes payable and long-term debt, net of current portion			$1,086	$1,164
Fair value of notes payable and long-term debt			$1,060	$1,152
(1) As a result of executing the interest rate swap agreements, the carrying values of $457 million and $466 million include fair value adjustments of $9 million and $17 million, respectively, attributable to changes in the benchmark interest rate, the six-month LIBOR rate, for the 11-month period ended January 1, 2016, and the fiscal year ended January 30, 2015, respectively.
The fair value of long-term debt is determined based on current interest rates available for debt with terms, maturities and credit risk similar to the Company's existing debt arrangements.
Interest is payable on the Company's senior unsecured notes on a semi-annual basis with principal payments due at maturity. The note discounts, deferred debt issuance costs, and the loss on the settlement of related treasury lock contracts are amortized to interest expense (approximately $1 million was amortized in the 11-month period ended January 1, 2016, and fiscal 2015), which results in an effective interest rate that is higher than the stated interest rate of the notes. The senior unsecured notes contain customary restrictive covenants, including, among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of January 1, 2016.
During the 11-month period ended January 1, 2016, the Company repurchased in the open market and retired principal amounts of $14 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $23 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. The Company recorded an immaterial gain on extinguishment of debt for the Leidos Holdings, Inc. and Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $1 million represents the difference between the repurchase price of $36 million and the net carrying amount of the notes. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in "Other income (expense), net" in the Company's consolidated statements of income.

Leidos Holdings, Inc. Transition Report - F-38

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, the Company repurchased in the open market and retired principal amounts of $67 million on its $300 million 5.95% notes issued by Leidos Holdings, Inc. maturing in December 2040 and $116 million on its $300 million 5.50% notes issued by Leidos, Inc. maturing in July 2033. The Company recorded a $3 million gain on extinguishment of debt for the Leidos Holdings, Inc. notes and a $2 million gain for the Leidos, Inc. notes as part of the partial repayment of the respective notes. The total combined gain of $5 million represents the difference between the repurchase price of $175 million and the net carrying amount of the notes repurchased. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain (loss) on extinguishment of debt in "Other income (expense), net" in the Company's consolidated statements of income.
Maturities of notes payable and long-term debt are as follows:

Fiscal Year Ending
(in millions)
2016	$2
2017	2
2018	1
2019	1
2020	—
2021 and thereafter	1,087
Total principal payments	1,093
Less unamortized discount	5
$1,088
Note 10—Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos' amended and restated revolving credit facility. The original maturity date of the credit facility was March 2017. In January 2016, the Company amended the credit facility to extend the maturity date by one year to March 2018. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.50% notes and $250 million 7.13% notes.
Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.'s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. As of January 1, 2016, and January 30, 2015, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.6 billion and $1.4 billion, respectively. The note receivable also includes the distribution of the assets and liabilities of New SAIC of $736 million that occurred at the time of the separation in September 2013.

Leidos Holdings, Inc. Transition Report - F-39

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	January 1, 2016	January 30, 2015
	(in millions)
Foreign currency translation adjustments, net of taxes of $0 million as of January 1, 2016 and January 30, 2015, respectively	$—	$1
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of January 1, 2016 and January 30, 2015, respectively	(4)	(5)
Unrecognized net loss on defined benefit plan, net of taxes of $3 million and $5 million as of January 1, 2016 and January 30, 2015, respectively	(4)	(7)
Total accumulated other comprehensive loss, net of taxes of $6 million and $8 million as of January 1, 2016 and January 30, 2015, respectively	$(8)	$(11)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt were not material for the 11-month period ended January 1, 2016, and for the year ended January 30, 2015. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan for the 11-month period ended January 1, 2016, and for the year ended January 30, 2015. Reclassifications for unrecognized gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Other income (expense), net".
Note 12—Earnings (Loss) Per Share (EPS):
The Company is required to allocate a portion of its earnings to its unvested stock awards containing nonforfeitable rights to dividends or dividend equivalents (participating securities) in calculating EPS using the two-class method.
Unvested stock awards granted prior to fiscal 2013 are participating securities requiring application of the two-class method. In fiscal 2013, the Company began issuing unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are not participating securities requiring application of the two-class method but are dilutive common share equivalents subject to the treasury stock method. Undistributed earnings allocated to participating securities are subtracted from income (loss) in determining the income (loss) for computing basic and diluted EPS. For fiscal 2014, the earnings allocable to participating securities that were subtracted from income (loss) for computing basic and diluted EPS were $3 million. For the 11-month period ended January 1, 2016, and fiscal 2015, earnings allocable to participating securities were not material.
Basic EPS is computed by dividing income (loss) less earnings allocable to participating securities by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented. The presentation gives effect to the one-for-four reverse stock split which occurred after market close on September 27, 2013.

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Basic weighted average number of shares outstanding	73	74	74	83
Dilutive common share equivalents—stock options and other stock awards	1	—	—	—
Diluted weighted average number of shares outstanding	74	74	74	83

Leidos Holdings, Inc. Transition Report - F-40

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted EPS for the years presented was as follows:

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
Basic:
Income (loss) from continuing operations	$3.33	$(4.36)	$(4.46)	$0.98
(Loss) income from discontinued operations	(0.01)	(0.15)	0.10	0.96
	$3.32	$(4.51)	$(4.36)	$1.94
Diluted:
Income (loss) from continuing operations	$3.28	$(4.36)	$(4.46)	$0.98
(Loss) income from discontinued operations	(0.01)	(0.15)	0.10	0.96
	$3.27	$(4.51)	$(4.36)	$1.94
For the 11-month period ended January 2, 2015, and the year ended January 30, 2015, all outstanding common stock equivalents were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the net loss for the period.
For the year ended January 31, 2014, the declared dividends exceeded current year earnings. Therefore, the Company was in a loss position for computing diluted income (loss) per share and all outstanding common stock equivalents were excluded in the computation because their effect would have been anti-dilutive.
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Stock options excluded	1	4	4	5
Vesting stock awards excluded	—	3	3	3
In the 11-month period ended January 1, 2016, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $100 million. During the second quarter of the 11-month period ended January 1, 2016, the Company paid $100 million to the financial institution and received a total delivery of 2.4 million shares of its outstanding shares of common stock. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution was adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
In fiscal 2015, the Company entered into an Accelerated Share Repurchase agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $200 million. The Company paid $200 million to the financial institution and received an initial delivery of 4.5 million shares of its outstanding shares of common stock for an aggregate value of approximately $168 million. The final delivery consisted of approximately 0.8 million shares for a total value of approximately $32 million under the program and was completed in fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution was adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.

Leidos Holdings, Inc. Transition Report - F-41

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2014, the Company entered into an Accelerated Share Repurchase agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. During the fourth quarter of fiscal 2014, the Company paid $300 million to the financial institution and received an initial delivery of 5.6 million shares of its outstanding shares of common stock for an aggregate value of $255 million. The remaining $45 million was recorded as a forward contract at January 31, 2014, indexed to the Company's common stock in additional paid in capital. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution was adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
The delivery of 2.4 million, 6.3 million and 5.6 million shares of Leidos common stock related to ASR purchases for the 11-month period ended January 1, 2016, and the years ended January 30, 2015, and January 31, 2014, respectively, reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 13—Stock-Based Compensation:
Plan Summaries. At January 1, 2016, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan ("ESPP"). Leidos issues new shares upon the issuance of stock awards, vesting of stock units or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company’s and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 1, 2016, the Company has issued stock options, vested stock awards, restricted stock awards including restricted stock units ("vesting stock"), performance-based awards and cash awards under this plan. The 2006 Equity Incentive Plan provides that in the event of the Company's merger with or into another corporation, a sale of substantially all of its assets or the transfer of more than 50% of Leidos' outstanding shares by tender offer or similar transaction, the successor entity may assume or substitute all outstanding awards. If the successor entity does not assume or substitute all outstanding awards, the vesting of all awards will accelerate and any repurchase rights on awards will terminate. If a successor entity assumes or substitutes all awards and a participant is involuntarily terminated by the successor entity for any reason other than death, disability or cause within 18 months following the change of control, all outstanding awards of the terminated participant will immediately vest and be exercisable for a period of six months following termination. In the event of a change of control, the vesting of all awards held by non-employee directors of the Company will accelerate. Stock awards granted under the plan prior to fiscal 2015 generally vest or become exercisable 20% a year for the first three years and 40% in the fourth year. In fiscal 2015, the Company began granting awards that generally vest or become exercisable 25% a year over four years. As of January 1, 2016, 4.7 million shares of Leidos' stock were reserved for future issuance under the 2006 Equity Incentive Plan.
The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The Board of Directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding benefit payments to the plans' participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four years. Awards granted vest 100% after four years following the date of the award. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of Leidos stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.
The Company has an ESPP which allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014, the discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. As of January 1, 2016, 13.8 million shares of Leidos' stock were authorized and reserved for future issuance under the ESPP.

Leidos Holdings, Inc. Transition Report - F-42

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation and Related Tax Benefits Recognized. Stock-based compensation and related tax benefits recognized under all plans were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Stock-based compensation expense:
Stock options	$3	$5	$10
Vesting stock awards	27	35	46
Vested stock awards	—	2	—
Total stock-based compensation expense recorded in continuing operations	$30	$42	$56
Total stock-based compensation expense recorded in discontinued operations	$—	$—	$21
Tax benefits recognized from stock-based compensation	$12	$16	$22
New SAIC Spin-off Adjustments. As a result of the separation of New SAIC, effective September 27, 2013, all outstanding equity awards related to New SAIC employees were assumed by New SAIC. Also, in connection with the separation, adjustments were made to the share amounts and exercise prices of all remaining outstanding Leidos stock options, and the share amounts for vesting stock awards and performance-based stock awards as of the Distribution Date such that the adjustments were generally made to preserve the aggregate intrinsic value at the Distribution Date pursuant to the terms of the stock based compensation plans under which they were issued. Taking into account the change in the value of the Company's common stock as a result of the distribution of the New SAIC shares, the conversion ratio applied to all outstanding equity awards at the Distribution Date was 1.4523. In addition, all outstanding equity awards reflected the Company’s one-for-four reverse stock split.
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
Stock Options. Stock options are granted with exercise prices equal to the fair value of Leidos' common stock on the date of grant and for terms not greater than ten years. Beginning in fiscal 2012, stock options granted under the 2006 Equity Incentive Plan have a term of seven years and a vesting period of four years, except for stock options granted to the Company’s outside directors, which have a vesting period of the earlier of one year from grant date or the next annual meeting of stockholders following grant date. Prior to fiscal 2012, stock options granted under the 2006 Equity Incentive Plan had a term of five years.
The fair value of the Company's stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the Company’s stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company's outside directors, which is recognized over the vesting period of one year or less.
Prior to the Company's separation transaction, the expected term of all stock option awards granted was derived from the Company's historical experience with the exception of stock option awards granted to our outside directors prior to fiscal 2013, which were derived utilizing the "simplified" method presented in SEC Staff Accounting Bulletin Nos. 107 and 110, "Share-Based Payment." Expected volatility was based on an average of the historical volatility of Leidos' stock and the implied volatility from traded options on Leidos stock. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company used historical data to estimate forfeitures.

Leidos Holdings, Inc. Transition Report - F-43

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the separation transaction, the expected term for all stock option awards granted was derived utilizing the "simplified" method due to the lack of historical experience post separation. Expected volatility was estimated as of each grant date during fiscal 2014 and 2015, based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term due to lack of historical volatility post separation. In the 11-month period ended January 1, 2016, the expected volatility was estimated using a blended volatility method for a period consistent with the expected term based more significantly on the weighted average historical volatility of a group of publicly-traded peer companies and the weighted average implied volatility from traded options on Leidos stock for a time period prior to the grant date. The Company will continue to use peer group volatility information, until sufficient historical volatility of the Company's common stock is relevant, to measure expected volatility for future option grants. The risk-free rate is derived in the same manner as prior to the separation transaction. The Company uses historical data to estimate forfeitures.
The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014 were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014 (Grants After Spin)	January 31, 2014 (Grants Before Spin)
Weighted average grant-date fair value	$6.72	$6.15	$9.04	$9.48
Expected term (in years)	4.7	4.7	4.8	5.0
Expected volatility	24.5%	25.1%	29.5%	30.0%
Risk-free interest rate	1.4%	1.6%	1.4%	1.4%
Dividend yield	2.9%	2.9%	2.4%	2.8%

Leidos Holdings, Inc. Transition Report - F-44

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013	4.9	$67.24	3.0	—
Options granted	1.4	54.86
Special dividend adjustments	0.4
Options forfeited or expired	(1.3)	71.80
Spin-off Adjustment	(1.9)	57.85
Outstanding at September 27, 2013 (before spin)	3.5	$59.25	3.9	$24

Outstanding at September 28, 2013 (after spin)	4.9	*	$40.20	*	3.9	$24
Options granted	0.2		45.16
Options forfeited or expired	(0.4)		39.43
Options exercised	(0.2)		43.10			1
Outstanding at January 31, 2014	4.5		$40.32		3.8	$25
Options granted	0.7		37.25
Options forfeited or expired	(1.5)		43.90
Options exercised	(0.1)		34.89			1
Outstanding at January 30, 2015	3.6		$38.50		4.0	$14
Options granted	0.6		42.64
Options forfeited or expired	(0.9)		42.03
Options exercised	(0.9)		38.53			9
Outstanding at January 1, 2016	2.4		$38.21		4.5	$43
Exercisable at January 1, 2016	0.8		$38.39		3.6	$15
Vested and expected to vest in the future as of January 1, 2016	2.3		$38.11		4.5	$41
*Adjusted for Conversion Ratio of 1.4523
As of January 1, 2016, there was $4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years. The tax benefits realized from exercises of stock options for the 11-month period ended January 1, 2016, were $1 million; and immaterial for fiscal 2015, and fiscal 2014, respectively. The fair value of stock surrendered in payment of the exercise price for stock options exercised during the 11-month period ended January 1, 2016, and the year ended January 31, 2014, was $3 million and $1 million, respectively. The fair value of stock surrendered in payment of the exercise price for stock options exercised during the year ended January 30, 2015, was immaterial.
Vesting Stock Awards. Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years based upon required service conditions and in some cases performance conditions.

Leidos Holdings, Inc. Transition Report - F-45

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting stock award activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2013	3.1	$60.78
Awards granted	2.1	53.51
Awards forfeited	(0.4)	58.28
Awards vested	(0.9)	64.76
Spin-off Adjustment	(1.5)	57.04
Unvested at September 27, 2013 (before spin)	2.4	$59.98

Unvested stock awards at September 28, 2013 (after spin)	3.5	*	$41.54	*
Awards granted	0.4		45.41
Awards forfeited	(0.2)		39.75
Unvested stock awards at January 31, 2014	3.7		$39.58
Awards granted	0.8		37.06
Awards forfeited	(0.5)		39.05
Awards vested	(1.0)		41.08
Unvested stock awards at January 30, 2015	3.0		$38.51
Awards granted	0.5		42.95
Awards forfeited	(0.4)		40.10
Awards vested	(0.8)		40.05
Unvested stock awards at January 1, 2016	2.3		$38.97
* Adjusted for Conversion Ratio of 1.4523
As of January 1, 2016, there was $31 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of vesting stock awards that vested in the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014 was $29 million, $34 million and $49 million, respectively.
Performance-Based Stock Awards. The Company grants performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. The Company's performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For the fiscal 2015 awards granted, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year's performance criteria. For the 11-month period ended January 1, 2016, awards granted, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle’s performance criteria. Also, during the 11-month period ended January 1, 2016, the Company granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.

Leidos Holdings, Inc. Transition Report - F-46

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards		Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2013	0.3		$52.96
Awards canceled	(0.2)		53.11
Unvested at January 31, 2014	0.1	*	$36.65	*
Awards granted	0.1		37.64
Awards vested	(0.1)		36.69
Unvested at January 30, 2015	0.1		$37.70
Awards granted	0.2		44.30
Awards forfeited	(0.1)		43.49
Unvested at January 1, 2016	0.2		$43.35

*Adjusted for Conversion Ratio of 1.4523
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during the 11-month period ended January 1, 2016, and fiscal 2015 was $43.78 and $36.88, respectively. There were no grants for performance-based stock awards during fiscal 2014. The weighted average grant date fair value for performance-based stock with market conditions that were first granted during the 11-month period ended January 1, 2016, was $45.00 and was calculated using the Monte Carlo simulation. The Monte Carlo simulation used various assumptions including expected volatility of 27.67%, a risk free rate of return of 0.82% and a weighted average grant date stock price of $42.61.
As of January 1, 2016, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.8 years. There were no performance-based stock awards that vested in the 11-month period ended January 1, 2016. The fair value of performance-based stock awards that vested in fiscal 2015 and fiscal 2014 was $2 million for each period.
Note 14—Income Taxes:
Substantially all of the Company’s income from continuing operations before income taxes for the 11-month period ended January 1, 2016, and years ended January 30, 2015, and January 31, 2014, was earned in the United States. The provision for income taxes related to continuing operations for the 11-month period ended January 1, 2016, and years ended January 30, 2015, and January 31, 2014, included the following:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Current:
Federal and foreign	$71	$16	$32
State	14	(6)	13
Deferred:
Federal and foreign	20	26	(28)
State	7	11	(13)
Total	$112	$47	$4

Leidos Holdings, Inc. Transition Report - F-47

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the 11-month period ended January 1, 2016, and years ended January 30, 2015, and January 31, 2014, follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(dollars in millions)
Amount computed at the statutory federal income tax rate (35%)	$124	$(99)	$31
State income taxes, net of federal tax benefit	14	3	—
Taxable conversion of subsidiary	—	(116)	—
Change in valuation allowance for deferred tax assets	(21)	105	—
Change in accruals for uncertain tax positions	(4)	2	(5)
Research and development credits	(4)	(4)	(3)
Dividends paid to employee stock ownership plan	(3)	(4)	(22)
U.S. manufacturing activity benefit	—	—	(3)
Non-deductible penalties	—	—	4
Non-deductible goodwill	—	156	—
Other	6	4	2
Total	$112	$47	$4
Effective income tax rate	31.5%	(16.6)%	4.5%
The Company's effective tax rate for the 11-month period ended January 1, 2016, was favorably impacted by the release of the valuation allowance related to the utilization of a capital loss carryforward for capital gains recognized during the current year and the favorable resolution of certain tax contingencies with the tax authorities. In addition, the Company's effective tax rate was favorably impacted by the research tax credit as well as the tax deduction for dividends on shares held by the Leidos Retirement Plan (an employee stock ownership plan).
The Company's effective tax rate in fiscal 2015 was negatively impacted by the goodwill impairment charge of $486 million, recorded in the quarter ended August 1, 2014, which was mostly not deductible. The effective tax rate was also impacted favorably by the tax benefit of a capital loss resulting from the conversion of one of our domestic subsidiaries to a Limited Liability Company ("LLC").
The Company’s effective income tax rate for fiscal 2014 was favorably impacted by lower earnings in fiscal 2014, the tax deductibility of the special dividend on shares held by the Leidos Retirement Plan and the resolution of certain tax contingencies with the tax authorities resulting in the recognition of an income tax benefit of approximately $7 million.
In fiscal 2015, discontinued operations reflect a tax benefit of $18 million due to the conversion of one of the Company's domestic subsidiaries held in discontinued operations. This conversion resulted in a deemed liquidation for U.S. tax purposes and triggered tax deductions and an income tax benefit.
In fiscal 2014, the Company benefited from the dividends paid to New SAIC's employees participating in the plan up to the date of the spin-off and the special dividend of $7 million and $11 million, respectively.

Leidos Holdings, Inc. Transition Report - F-48

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax (liabilities) assets were comprised of the following:

	January 1, 2016	January 30, 2015
	(in millions)
Accrued vacation and bonuses	$45	$44
Investments	3	3
Deferred compensation	39	39
Vesting stock awards	21	28
Credits and net operating losses carryovers	15	9
Employee benefit contributions	—	4
Capital loss carryover	91	113
Reserves	31	41
Deferred rent and tenant allowances	14	15
Other	13	15
Total deferred tax assets	272	311
Valuation allowance	(102)	(120)
Deferred tax assets, net of valuation allowance	170	191

Deferred revenue	(36)	(47)
Fixed asset basis differences	(1)	—
Purchased intangible assets	(138)	(121)
Partnership interest	(11)	(10)
Employee benefit contributions	(1)	—
Other	(9)	(8)
Total deferred tax liabilities	(196)	(186)
Net deferred tax (liabilities) assets	$(26)	$5
Net deferred tax (liabilities) assets were as follows:

	January 1, 2016	January 30, 2015
	(in millions)
Net current deferred tax assets	$—	$12
Net non-current deferred tax assets	8	14
Net non-current deferred tax liabilities	(34)	(21)
Total net deferred tax (liabilities) assets	$(26)	$5
Pursuant to ASU 2015-17, current deferred taxes have been classified as non-current deferred taxes. See Note 1—Summary of Significant Accounting Policies.
At January 1, 2016, the Company had no federal net operating loss ("NOL") carryforwards and $9 million of state net operating losses, which will begin to expire in calendar year 2016. The Company also has $12 million of state tax credits, which will begin to expire in calendar year 2018. The Company expects to utilize $7 million and $2 million of these state tax credits and state net operating losses, respectively.
As of January 1, 2016, the Company had a capital loss carryforward of $232 million, which will expire in 2020. The Company does not believe it will be able to generate capital gains to realize the benefit from the capital loss carryforward. As a result, a full valuation allowance has been provided as of January 1, 2016.

Leidos Holdings, Inc. Transition Report - F-49

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Unrecognized tax benefits at beginning of year	$17	$14	$21
Additions for tax positions related to current year	5	2	—
Additions for tax positions related to prior years	4	11	2
Reductions for tax positions related to prior years	(15)	(5)	—
Settlements with taxing authorities	—	(1)	—
Lapse of statute of limitations	—	(4)	(9)
Unrecognized tax benefits at end of year	$11	$17	$14
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$7	$5	$6
In the 11-month period ended January 1, 2016, the Company's unrecognized tax benefits decreased primarily due to the resolution of the uncertain portion of the deferral of certain revenues, the resolution of the research and development tax credit and certain state claims with the tax authorities, which were offset by an increase due to the uncertain characterization of certain gains. In fiscal 2015, the Company's unrecognized tax benefits increased primarily due to the uncertain portion of the deferral of certain revenues, certain affirmative state claims and the research and development tax credit offset by a decrease due to the expiration of federal and several states statutes of limitations and the termination of certain state credits. In fiscal 2014, the Company's unrecognized tax benefits decreased primarily due to the expiration of the fiscal 2009 statute of limitations.
At January 1, 2016, January 30, 2015, and January 31, 2014, accrued interest and penalties totaled $1 million, $2 million and $2 million, respectively. A negligible amount of interest and penalties were recognized in the Company's consolidated statements of income in the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014.
At January 1, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $12 million, $5 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At January 30, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $19 million, $6 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. The balance of unrecognized tax benefits at January 31, 2014, included liabilities for uncertain tax positions of $16 million, $12 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets.
The Company files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the IRS and other taxing authorities. The Company has effectively settled with the IRS for all fiscal years prior to the 11-month period ended January 1, 2016, except for a certain item related to fiscal 2015 that is under administrative review. With a few exceptions, as of January 1, 2016, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2013.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $7 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Leidos Holdings, Inc. Transition Report - F-50

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Retirement Plans:
Defined Contribution Plans
The Company sponsors several defined contribution plans, including the Leidos, Inc. Retirement Plan ("the Retirement Plan") which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions expensed were $56 million, $62 million and $81 million for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014, respectively. At the end of fiscal 2014, the Company elected to decrease its discretionary employer match contribution percentage and provide for an additional annual Company contribution to be given to all eligible employees, regardless of whether the employee participates in the 401(k) plan, payable at the end of the calendar year to eligible employees employed on the last day of the calendar year with certain exceptions.
Deferred Compensation Plans
The Company maintains two deferred compensation plans, the Keystaff Deferral Plan ("KDP") and the Key Executive Stock Deferral Plan ("KESDP"), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The deferred compensation plans allow eligible participants to elect to defer all or a portion of certain bonuses, including equity awards. Directors may also elect to defer their director fees and retainers. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate. The Company maintains a rabbi trust for the purpose of funding benefit payments to the KDP participants. Subsequent to year-end, participants may allocate deferred amounts into a variety of designated investment options, with interest being accrued based on the elected investment option performance. Under the KESDP, eligible participants may also elect to defer in share units all or a portion of certain stock awards granted under the 2006 Equity Incentive Plan (see Note 13). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of Leidos' common stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances in the KDP and KESDP plans are generally be paid upon retirement or termination.
The Company sponsors a 401(k) Excess Deferral Plan ("Excess Plan") for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the IRS contribution limit imposed on the Leidos, Inc. Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the Leidos, Inc. Retirement Plan due to the participant’s deferral of salary into the Excess Plan which are included in the contributions expensed amount for defined contributions plans in the above paragraph.
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
The projected benefit obligation as of January 1, 2016, and January 30, 2015, was $106 million and $121 million, respectively. The change of $15 million in the projected benefit obligation balance was primarily due to a gain of $13 million that resulted from changes in the financial assumptions which were used to determine the liability balance, mainly attributable to a higher discount rate. The fair value of plan assets as of January 1, 2016, and January 30, 2015, was $108 million and $113 million, respectively. The plan funding status was overfunded by $2 million and underfunded by $8 million as of January 1, 2016, and January 30, 2015, respectively.
The plan’s assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).

Leidos Holdings, Inc. Transition Report - F-51

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
The Company also sponsors a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease being the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. Government customer. Since the Company is not responsible for the current or future funded status of this plan, no assets or liabilities arising from its funded status are recorded in the Company’s consolidated financial statements and no amounts associated with this plan are included in the defined benefit plan disclosures above. In fiscal 2015, the majority of the participants were transferred from the defined benefit pension plan into a new defined contribution plan for which there is a matching Company contribution. These participants can no longer make contributions into the defined benefit pension plan or earn future pension benefits. The remaining participants will continue in the defined benefit pension plan and will continue to earn future pension benefits; however, any Company matching contributions previously made into the plan have been discontinued.
Note 16—Leases:
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014 were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Gross rental expense	$83	$107	$181
Less sublease income	(8)	(9)	(6)
Net rental expense	$75	$98	$175
The Company has continued its real estate optimization initiatives post spin-off to reduce future rental expense and exited additional facilities from those exited in connection with the spin-off activities and incurred lease termination costs. Rental expense in the table above for fiscal 2014 includes lease termination costs that were attributed to the spin-off transaction, whereby the Company took significant actions in order to align its cost structure post-separation to reduce its real estate footprint by vacating facilities that are not necessary for its future requirements.
Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at January 1, 2016, are as follows:

Fiscal Year Ending	Operating lease commitment	Sublease receipts
	(in millions)
2016	$84	$4
2017	69	2
2018	58	2
2019	45	1
2020	31	1
2021 and thereafter	62	2
Total	$349	$12
As of January 1, 2016, the Company had capital lease obligations of $6 million that are payable over the next four years (see Note 9).

Leidos Holdings, Inc. Transition Report - F-52

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On July 26, 2013 ("2013 Sale"), the Company closed the first phase of the purchase and sale agreement and received proceeds of $83 million, net of selling costs. The Company leased back from the buyer three of the office buildings over varying lease terms. The sale of two of the office buildings was accounted for as a sale-leaseback transaction with proceeds from the sale of $40 million, a corresponding book value of $42 million resulting in a $2 million loss recorded in selling, general and administrative expenses. These leases were accounted for as operating leases over a six months term that ended on January 31, 2014. The sale of the third office building was accounted for as a financing transaction. The allocated consideration received of $38 million was recorded as a note payable to be paid over seven years with interest at the lessee’s incremental borrowing rate, estimated at 3.7%. The right of use for the multi-level parking garage and surface parking lots were allocated proceeds of $1 million and $4 million, respectively, and were accounted for as other long-term liabilities.
On August 31, 2015, the Company entered into an amendment to the original purchase and sale agreement and subsequently, in December 2015, closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage for a net purchase consideration of approximately $95 million. The closing consideration consisted of a cash payment of approximately $75 million and a promissory note (the "Note") of approximately $20 million, net of discount of $5 million. The proceeds of $95 million resulted in a gain of $82 million due to 1) the write-off of the financing note payable of $35 million and other long-term liabilities of $5 million from the 2013 Sale; 2) offset by the write-off of $40 million in aggregate net book value of property disposed, which includes amounts related to the disposal of the third office building sold during the 2013 Sale; and 3) payments for a lease termination fee of $8 million to terminate the financing leaseback agreement and transaction and selling costs of $5 million. The gain was recorded in "Other income (expense), net" in the Company's consolidated statements of income.
The Note matures on December 17, 2019 ("Maturity Date"), and accrues interest at 30-day LIBOR subject to a floor of 0.25% per annum, plus 0.50% over a four-year period. Interest will accrue daily and is not compounded to the outstanding principal balance. The total accumulated interest and principal will be paid in a lump sum on the Maturity Date. If prepayments are made towards the outstanding principal and interest balance prior to the maturity date, the Company will credit 60% of the accrued interest against the outstanding balance; additionally, if all of the outstanding principal and interest balance is prepaid on or before December 17, 2018, the Company will credit 80% of the accrued interest due under the Note.

Leidos Holdings, Inc. Transition Report - F-53

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Supplementary Cash Flow Information:
Supplementary cash flow information, including non-cash investing and financing activities, for the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 and fiscal 2014 was as follows:

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015	January 31, 2014
		(unaudited)
	(in millions)
Vested stock issued as settlement of annual bonus accruals	$1	$1	$1	$2
Stock issued in lieu of cash dividends	$2	$2	$3	$18
Accrued dividends declared	$2	$25	$—	$—
Capital lease obligations	$6	$—	$—	$1
Promissory note, net received for disposition of business	$72	$—	$—	$—
Promissory note, net received from a real estate sale	$20	$—	$—	$—
Fair value of assets acquired in acquisitions	$—	$—	$—	$259
Cash paid in acquisitions	$—	$—	$—	$(3)
Forgiveness of accounts receivable to acquire equity interest in business combination	$—	$—	$—	$(105)
Accrued liability for acquisition of business	$—	$—	$—	$(3)
Liabilities assumed in acquisitions	$—	$—	$—	$148
Cash paid for interest (including discontinued operations)	$50	$74	$74	$82
Cash paid for income taxes, net of refunds (including discontinued operations)	$31	$22	$55	$63
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
National Security Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of the Company's customers in areas of intelligence surveillance and reconnaissance, integrated systems and cybersecurity and global services. National Security Solutions provides a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, the DHS, government agencies of U.S. allies abroad, and other federal, civilian, and commercial customers in the national security industry. The Company's solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics, cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Health and Engineering businesses capitalize on the Company's knowledge and experience in technology and innovation. Major customers of Health and Engineering primarily include the U.S. federal government, state and local governmental agencies, foreign governments, healthcare providers, and commercial enterprises in various industries. The Health business provides services and solutions to commercial hospitals, the DOD and other U.S. Government agencies focused on information technology and behavioral health and life sciences offerings. The healthcare business is focused on the overall availability and quality of electronic health data, clinical care optimization, and life sciences research and development that ultimately improves the quality of care while lowering cost for the Company's customers. The Engineering business leverages technology and skills in process engineering, engineering design and systems integration to create innovative and cost effective solutions for its customers. These include products and solutions in energy generation, efficiency and management, environmental services, securing critical infrastructure, and designing and building construction projects.

Leidos Holdings, Inc. Transition Report - F-54

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain other revenue and expense items excluded from the CODM’s evaluation of a reportable segment’s performance.
The following tables summarize business segment information for the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Revenues:
National Security Solutions	$3,210	$3,594	$4,049
Health and Engineering	1,496	1,485	1,718
Corporate and Other	6	(16)	(9)
Intersegment elimination	—	—	(3)
Total revenues	$4,712	$5,063	$5,755
Operating income (loss):
National Security Solutions	$263	$286	$292
Health and Engineering	76	(472)	20
Corporate and Other	(19)	(28)	(149)
Total operating income (loss)	$320	$(214)	$163
Amortization of intangible assets:
National Security Solutions	$—	$—	$3
Health and Engineering	8	15	32
Total amortization of intangible assets	$8	$15	$35
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
Substantially all of the Company's revenues and tangible long-lived assets are generated by or located in the United States. As such, the financial information by geographic location is not presented.
The Company's total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the years for the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014 were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015	January 31, 2014
U.S. Government	76%	79%	78%
U.S. DoD	64%	67%	68%
U.S. Army	14%	16%	19%
Maryland Procurement Office	10%	10%	8%

Leidos Holdings, Inc. Transition Report - F-55

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Legal Proceedings:
Timekeeping Contract with City of New York
In March 2012, the Company reached a settlement with the U.S. Attorney’s Office for the Southern District of New York and the City of New York ("City") relating to investigations being conducted by the U.S. Attorney's Office and the City with respect to the Company's contract to develop and implement an automated time and attendance and workforce management system ("CityTime") for certain agencies of the City. As part of this settlement, the Company entered into a deferred prosecution agreement ("DPA") with the U.S. Attorney's Office, under which the Company paid approximately $500 million and the U.S. Attorney's Office deferred prosecution of a single criminal count against the Company, which alleged that the Company, through the conduct of certain managerial employees and others, caused the City to significantly overpay for the CityTime system. Leidos fully satisfied the requirements of the DPA during its three year term and the DPA expired on March 14, 2015. As a result, the U.S. Attorney's Office filed an application with the Court to dispose of the charge that was filed against Leidos as part of the DPA. On March 16, 2015, the Court entered an order disposing of the pending charge.
In August 2012, the Company entered into an administrative agreement with the U.S. Army, on behalf of all agencies of the U.S. Government that confirmed the Company's continuing eligibility to enter into and perform contracts with all agencies of the U.S. Government following the CityTime settlement. The Army determined that the U.S. Government had adequate assurances under the terms of the administrative agreement that initiation of suspension or debarment was not necessary to protect the U.S. Government's interests following the CityTime settlement. Under the terms of the administrative agreement, the Company agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement was to remain in effect for five years, provided that the Company could request earlier termination after three years. On October 1, 2015, the Army granted the Company's request for early release from the administrative agreement, which is now concluded.
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015.

Leidos Holdings, Inc. Transition Report - F-56

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president, and the former program manager on the CityTime program, and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007 through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying the Company's stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plaintiff's motions. The plaintiffs filed a notice of appeal on October 30, 2014 to the United States Court of Appeals for the Second Circuit where the appeal remains pending.
Greek Government Contract
Background and Arbitration. In May 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece (the "Customer") to provide a Command, Control, Communications, Coordination and Integration System (the "System") to support the 2004 Athens Summer Olympic Games (the "Olympics") and to serve as the security system for the Customer's public order departments following completion of the Olympics.
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
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during the 11-month period ended January 1, 2016, fiscal 2015, and fiscal 2014. As of January 1, 2016, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award.

Leidos Holdings, Inc. Transition Report - F-57

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2016, the Company has $13 million of receivables relating to value added tax ("VAT") and tax withholds by the Greek government that the Company has paid and believes it is entitled to recover either as a refund from the taxing authorities or as a payment under the Greek contract. The Company has invoiced the Customer for $27 million for VAT and filed the appropriate tax returns for $5 million of withholds. As of January 1, 2016, the Company has received $3 million of the tax withholds, which relate to fiscal years 2009 through 2012. If the Customer fails to pay the outstanding VAT amounts and remaining tax withholds, or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of January 1, 2016, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $17 million as of January 1, 2016, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Note 20—Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings, including a new jury trial which began on January 25, 2016. On February 3, 2016, the jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded VirnetX $626 million in a verdict against Apple for willful infringement of four VirnetX patents. Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, it is expected that Apple will appeal the verdict and no assurances can be given when or if we will receive any proceeds in connection with this jury award. In addition, if we receive any proceeds, we are required to pay a royalty to the customer who paid for the development of the technology. On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company would receive 35% of the proceeds obtained by VirnetX under this settlement with Microsoft after reduction for attorneys' fees and costs incurred in litigating those claims.
Under its agreements with VirnetX, the Company received proceeds during the 11-month period ended January 1, 2016, from VirnetX in the amount of $11 million from VirnetX's settlement with Microsoft and VirnetX's settlement of a previous litigation matter against various defendants, including Mitel, Siemens and Avaya. Pursuant to the agreements with VirnetX, the amount received by the Company includes reimbursement for attorneys' fees and costs incurred by the Company in connection with these litigation matters. In addition, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology of which the amount paid from the current year proceeds was not material. The Company does not have any material assets or liabilities recorded in connection with this matter as of January 1, 2016.

Leidos Holdings, Inc. Transition Report - F-58

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and the Company could face penalties, fines, compensatory damages, and suspension or debarment from doing business with governmental agencies. In addition, the Company could suffer serious reputational harm if allegations of impropriety were made against Leidos. Adverse findings could also have a material adverse effect on the Company's business, consolidated financial position, results of operations, and cash flows due to its reliance on government contracts.
U.S. Government agencies, including the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA"), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations, and standards. They also review the adequacy of the contractor's compliance with government standards for its business systems, including: a contractor's accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system. Both contractors and the U.S. Government agencies conducting these audits and reviews have come under increased scrutiny including such subjects as billing practices, labor charging, and accounting for unallowable costs. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. During the course of its current audits, the DCAA is closely examining and questioning costs and several of the Company’s long established and disclosed practices, increasing the uncertainty as to the ultimate conclusion that will be reached. In addition, the Company also monitors compliance with these practices and has an obligation under its contracts to make disclosures of specific improprieties based on credible evidence.
The Company changed its indirect rate structure used in its indirect cost system in fiscal 2011 and future years. The DCAA is performing reviews of these changes and the Company's compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in the Company’s system audits or other reviews can result in cash payments, penalties and potentially decremented billing rates.
The Company's indirect cost audits by the DCAA remain open for fiscal 2011 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2011 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.
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
As of January 1, 2016, the Company has recorded a total liability of $43 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs. This amount includes potential adjustments related to both pre-separation and post-separation audits or reviews and excludes amounts assumed to be reimbursed by New SAIC.
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

Leidos Holdings, Inc. Transition Report - F-59

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $65 million as of January 1, 2016, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $205 million as of January 1, 2016, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years.
Other
The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported for both these plans totaling $16 million as of January 1, 2016 and January 30, 2015, respectively.
Note 21—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of calendar 2015 (January 3, 2015, through January 1, 2016) and fiscal 2015 (February 1, 2014, through January 30, 2015), respectively, is presented in the table below.

	Three Months Ended
	April 3, 2015	July 3, 2015	October 2, 2015	January 1, 2016
	(in millions, except per share amounts)
Calendar 2015(1)(4)
Revenues	$1,246	$1,257	$1,302	$1,281
Operating income	$38	$64	$94	$102
Income from continuing operations (2)	$23	$37	$49	$127
Income from discontinued operations	$18	$—	$—	$—
Net income(2)	$41	$37	$49	$127
Basic earnings per share (3)	$0.32	$0.51	$0.68	$1.76
Diluted earnings per share (3)	$0.31	$0.50	$0.67	$1.72
	Three Months Ended
	May 2, 2014	August 1, 2014	October 31, 2014	January 30, 2015
	(in millions, except per share amounts)
Fiscal 2015(5)
Revenues	$1,312	$1,306	$1,276	$1,169
Operating income (loss)	$87	$(410)	$72	$37
Income (loss) from continuing operations (2)	$45	$(439)	$38	$26
(Loss) income from discontinued operations	$(8)	$1	$(4)	$18
Net income (loss) (2)	$37	$(438)	$34	$44
Basic earnings (loss) per share (3)	$0.58	$(5.93)	$0.52	$0.36
Diluted earnings (loss) per share (3)	$0.58	$(5.93)	$0.51	$0.35

(1)
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos and Leidos, Inc. to change both Leidos' and Leidos, Inc.'s year end from the Friday nearest the end of January to the Friday nearest the end of December. In the first quarter of calendar 2015, the Company began reporting financial results on the basis of the new fiscal year end. The results for the month of January 2015, which are included in the audited results for fiscal 2015, were also included in the reported first quarter of calendar 2015. However, the results for the month of January 2015 are not included in the results for the 11-month period ended January 1, 2016. As a result, the four quarters of calendar 2015 are not additive to the 11-month period ended January 1, 2016.

(2)	Income (loss) from continuing operations and net income (loss) relate to Leidos Holdings, Inc. only. See Leidos, Inc.'s amounts detailed below.

Leidos Holdings, Inc. Transition Report - F-60

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Earnings (loss) per share from continuing operations are computed independently for each of the quarters presented and therefore may not sum to the total for calendar 2015 and fiscal 2015.

(4)
Calendar 2015 quarterly results include tangible asset impairment charges of $40 million and $29 million in the first and second quarter, respectively, intangible asset impairment charges of $4 million in the third quarter and an $82 million gain on a real estate sale in the fourth quarter. The first quarter impairment charge occurred during January 2015 and is included in both the first quarter of calendar 2015 and the fourth quarter of fiscal 2015 results. For further information, see Note 3 - Acquisitions, Note 4 - Goodwill and Intangible Assets and Note 16 - Leases.

(5)
Fiscal 2015 quarterly results include goodwill impairment charges of $486 million in the second quarter, intangible asset impairment charges of $24 million and $17 million in the second and third quarter, respectively, and a tangible asset impairment charge of $40 million in the fourth quarter. For further information, see Note 3 - Acquisitions and Note 4 - Goodwill and Intangible Assets.

Leidos, Inc.:
Income (loss) from continuing operations and net income (loss) of Leidos, Inc. includes interest expense on the related party note and associated income taxes, which relate solely to Leidos, Inc. and are not reflected in the consolidated amounts above. Income (loss) from continuing operations and net income (loss) of Leidos, Inc. for each quarter of calendar 2015 (January 3, 2015, through January 1, 2016) and fiscal 2015 (February 1, 2014, through January 30, 2015), respectively, was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Calendar 2015(1)
Income from continuing operations	$25	$39	$51	$128
Net income	$43	$39	$51	$127
Fiscal 2015
Income (loss) from continuing operations	$46	$(437)	$40	$27
Net income (loss)	$38	$(436)	$36	$45

(1)	Refer to footnote 1 of the previous table for further detail regarding the periods being presented for calendar 2015.
Note 22—Subsequent Events:
Lockheed Martin Transaction
On January 26, 2016, Leidos Holdings, Inc. announced that it had entered into a definitive agreement (the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"), Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Spinco"), and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction (the "Lockheed Martin Transaction"). In connection with the Merger Agreement, Lockheed Martin and Spinco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business.
In the transactions contemplated by the Merger Agreement and the Separation Agreement, (i) Lockheed Martin will transfer the ISGS Business to Spinco, (ii) Lockheed Martin will distribute Spinco’s stock to Lockheed Martin’s stockholders, at Lockheed Martin’s option, by way of a pro rata dividend or an exchange offer (the "Distribution"), and (iii) Merger Sub will merge with and into Spinco, with Spinco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos’ existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.
Prior to the Distribution, Spinco will incur third-party debt financing in an aggregate principal amount of approximately of $1.8 billion (the “Spinco Debt”) and immediately thereafter, Lockheed Martin will transfer the Spinco Assets to Spinco and Spinco will make a special cash payment to Lockheed Martin of $1.8 billion, subject to adjustment based on Spinco’s cash and working capital at the time of the Distribution (the "Special Cash Payment"). Spinco has entered into commitment letters with certain financial institutions to provide for the Spinco Debt.

Leidos Holdings, Inc. Transition Report - F-61

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos shall declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowing and cash on hand.
On January 26, 2016, the Company and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Spinco to finance the amount of the Spinco Debt and to provide financing to Leidos to fund the special dividend of approximately $1.03 billion to its stockholders.
The Company expects to incur significant integration and transaction costs in connection with the Lockheed Martin Transaction and related transactions during fiscal 2016 and fiscal 2017.
Completion of the Lockheed Martin Transaction is expected in 2016. Consummation of the Lockheed Martin Transaction is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any necessary regulatory approvals in other jurisdictions, (3) the effectiveness of registration statements to be filed with the U.S. Securities and Exchange Commission ("SEC"), (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"), (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes, and (6) the receipt by Leidos, Lockheed Martin and Spinco of solvency opinions customary in transactions of this type. There can be no assurance the Lockheed Martin Transaction will be consummated. See "Item 1A Risk Factors - We may be unable to satisfy the conditions or obtain the approvals required to complete the Lockheed Martin Transaction or such approvals may contain material restrictions or conditions."
The Merger Agreement contains certain termination rights for both Lockheed Martin and Leidos and further provides that Leidos must pay to Lockheed Martin a termination fee of $150 million under certain circumstances. In addition, if the Merger Agreement is terminated because approval is not obtained at the Leidos stockholder meeting called for such purpose, Leidos has agreed to reimburse Lockheed Martin for its expenses up to a maximum amount of $37.5 million.
In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will be entered into, including, among others an employee matters agreement, a tax matters agreement, a transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.

Leidos Holdings, Inc. Transition Report - F-62