Form 10-KT/A
period 2016-01-01
Leidos Holdings, Inc.; Leidos, Inc.
filed 2016-04-28
CIK 1336920, 353394

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

(571) 526-6000

(Registrants’ telephone number, including area code)

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

As of July 3, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $2,892,032,677.

The number of shares issued and outstanding of each registrant’s classes of common stock as of February 17, 2016 was as follows:

Leidos Holdings, Inc.	72,164,921 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Each of Leidos Holdings, Inc. (“Leidos”) and Leidos, Inc. (collectively, the “Company,” “we,” “us” or “our”) is filing on its own behalf this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Transition Report on Form 10-K for the 11-month period ended January 1, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 (the “Original Transition Report 10-K Filing”), solely for the purpose of including the information required by Part III of the Transition Report on Form 10-K. Such information was previously omitted from the Original Transition Report 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Transition Report on Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Transition Report 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Transition Report 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Transition Report 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original Transition Report 10-K Filing and with our filings with the SEC subsequent to the Original Transition Report 10-K Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Listed below is the biographical information for each person who is currently a member of the Leidos Board:

David G. Fubini, 62, is a Senior Lecturer at Harvard Business School and a Director Emeritus at McKinsey & Company. Previously, he was a Senior Director of McKinsey where he worked for over 33 years. He was McKinsey’s Managing Director of the Boston Office, the past leader of the North American Organization Practice and the founder and leader of the Firm’s Worldwide Merger Integration Practice.

John J. Hamre, 65, has served as the President and Chief Executive Officer of the Center for Strategic & International Studies, a public policy research institution, since 2000. Dr. Hamre served as U.S. Deputy Secretary of Defense from 1997 to 2000 and Under Secretary of Defense (Comptroller) from 1993 to 1997. He currently serves as Chairman of the Defense Policy Board Advisory Committee.

Miriam E. John, 67, retired from Sandia National Laboratories, a science and engineering laboratory, in September 2006, after having served as Vice President of Sandia’s California Division from April 1999 to September 2006. She previously served in a number of managerial and technical roles for Sandia from 1982 to 1999 that spanned energy, defense, fundamental science and engineering development programs. Dr. John is a member of the Department of Defense’s Defense Science Board and Vice Chairman of its Threat Reduction Advisory Committee. She was elected to the AAAS Committee on Science and Public Policy and is the immediate past chair of the National Research Council’s Naval Studies Board. She also serves on the boards of a number of federally funded national security laboratories, including MIT Lincoln Lab and the Charles Stark Draper Laboratory, and Sandia Corporation, a subsidiary of Lockheed Marin that operates Sandia National Laboratories for the Department of Energy. She is a Senior Fellow and immediate past Chair of the California Council on Science and Technology. She has also been elected a National Associate of the National Academies and is the recipient of the Navy’s Superior Public Service Award.

John P. Jumper, 71, served as Leidos’ Chief Executive Officer from March 2012 until July 2014 and Chair of the Board from June 2012 to March 2015, after having served as an independent director since 2007. Considered an expert on matters concerning the aerospace and defense sectors, Mr. Jumper served as a senior advisor for private equity firms including the Carlyle Group and the Four Star Group. Before joining the private sector in 2005, General Jumper served 39 years in the United States Air Force, retiring as the Air Force Chief of Staff, the Air Force’s highest ranking officer, and as a member of the Joint Chiefs of Staff. In that capacity he was a direct advisor to the Secretary of Defense, National Security Council, and the President. Mr. Jumper previously served on the boards of Goodrich Corporation, Jacobs Engineering Group, Inc., WESCO Aircraft Holdings, Inc., Somanetics Corporation and Tech Team Global, Inc. He currently serves on the Board of Directors of NACCO Industries, Inc., and Hyster-Yale Materials Handling, Inc.

Harry M.J. Kraemer, Jr., 61, has been an executive partner of Madison Dearborn Partners, LLC, a private equity investment firm, since April 2005, and has served as a professor at the Kellogg School of Management at Northwestern University since January 2005. Mr. Kraemer previously served as the Chairman of Baxter International, Inc., a healthcare products, systems and services company, from 2000 until 2004, as Chief Executive Officer of Baxter from 1999 until 2004, and as President of Baxter from 1997 until 2004. Mr. Kraemer also served as the Senior Vice President and Chief Financial Officer of Baxter from 1993 to 1997. He previously served on the board of Catamaran Corp. and currently serves on the boards of Sirona Dental Systems, Inc. and VWR International.

Roger A. Krone, 59, has served as Leidos’ Chief Executive Officer since July 2014 and as the Chair of the Board since March 2015. Prior to his appointment as Leidos’ Chief Executive Officer, Mr. Krone served as President of Network and Space Systems for The Boeing Company since 2006. Mr. Krone previously held various senior program management and finance positions at Boeing, McDonnell Douglas Corp. and General Dynamics, including Vice President and General Manager of Boeing’s Army Systems division, Vice President of strategic programs at Boeing, Vice President and Treasurer of McDonnell Douglas and positions in program management, engineering and finance at General Dynamics. Mr. Krone earned a Bachelor’s degree in Aerospace Engineering from Georgia Institute of Technology, a Master’s degree in Aerospace Engineering from the University of Texas at Arlington and a Master of Business Administration from Harvard Graduate School of Business.

Gary S. May, 51, has served as the Dean of the College of Engineering at the Georgia Institute of Technology since June 2011. Prior to this, Dr. May served as the Chair of the School of Electrical and Computer Engineering from 2005 to 2011 and was the executive assistant to Georgia Tech President G. Wayne Clough from 2002 to 2005. May was a National Science Foundation and an AT&T Bell Laboratories graduate fellow and has worked as a member of the technical staff at AT&T Bell Laboratories. He is a member of the National Advisory Board of the National Society of Black Engineers.

Lawrence C. Nussdorf, 69, is Chairman and Chief Executive Officer of Clark Enterprises, Inc., a privately held company with extensive interests in real estate, private equity and traditional investments. He previously served as President and Chief Operating Officer of Clark Enterprises from 1998 to 2015 and as Vice President and Treasurer of Clark Construction Group, LLC from 1977 through 2015. Mr. Nussdorf previously served on the board of Pepco Holdings, Inc. and Capital Source, Inc.

Robert S. Shapard, 60, has served as Chairman and Chief Executive Officer of Oncor Electric Delivery Company LLC since April 2007. He previously served as a strategic advisor to Oncor, helping to implement and execute growth and development strategies. Between March and October 2005, he served as Chief Financial Officer of Tenet Healthcare Corporation, one of the largest for-profit hospital groups in the United States, and was Executive Vice President and Chief Financial Officer of Exelon Corporation, a large electricity generator and utility operator, from 2002 to February 2005. Before joining Exelon, he was Executive Vice President and Chief Financial Officer of Ultramar Diamond Shamrock, a North American refining and marketing company, since 2000. Previously, from 1998 to 2000, Mr. Shapard was CEO and managing director of TXU Australia Pty. Ltd., a subsidiary of the former TXU Corp., which owned and operated electric generation, wholesale trading, retail, and electric and gas regulated utility businesses.

Noel B. Williams, 61, is the retired President of HCA Information Technology & Services, Inc., a wholly-owned subsidiary of Nashville-based HCA (Hospital Corporation of America). Ms. Williams has over 35 years of experience in healthcare IT. She spent 30 years in HCA’s Information Service Department in a variety of positions. Ms. Williams has previously served on the boards of Franklin Road Academy, the United Way of Middle Tennessee, The Nashville Alliance for Public Education, the National Alliance for Health Information Technology (NAHIT), The HCA Foundation and the American Hospital Association Working Group for Health IT Standards. Ms. Williams is an Emeritus member of the Vanderbilt University School of Engineering Committee of Visitors and a member of the Leadership Nashville class of 2010. She also served as an adjunct professor in the Owen School of Management of Vanderbilt University for several years.

Executive Officers

Listed below is the biographical information for each person who is currently an executive officer of Leidos:

Sarah Allen, 57, has served as the Executive Vice President and Chief Human Resources Officer since 2013. Prior to joining Leidos in September 2008, Ms. Allen served as the Director of Human Resources in the TASC Business Unit of Northrop Grumman Corporation. Earlier in her career, she held positions with TRW Environmental Safety Systems, Honeywell and Hewlett-Packard Company.

Roger A. Krone, 59, has served as Leidos’ Chief Executive Officer since July 2014 and as the Chair of the Board since March 2015. Prior to his appointment as Leidos’ Chief Executive Officer, Mr. Krone served as President of Network and Space Systems for The Boeing Company since 2006. Mr. Krone previously held various senior program management and finance positions at Boeing, McDonnell Douglas Corp. and General Dynamics, including Vice President and General Manager of Boeing’s Army Systems division, Vice President of strategic programs at Boeing, Vice President and Treasurer of McDonnell Douglas and positions in program management, engineering and finance at General Dynamics. Mr. Krone earned a Bachelor’s degree in Aerospace Engineering from Georgia Institute of Technology, a Master’s degree in Aerospace Engineering from the University of Texas at Arlington and a Master of Business Administration from Harvard Graduate School of Business.

James C. Reagan, 57, has served as the Executive Vice President, Chief Financial Officer since July 2015. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan was with Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions, and engineering and analysis services to the U.S. Intelligence Community, U.S. Department of Defense and federal civilian agencies, where he served as Senior Vice President and Chief Financial Officer. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. Government. Mr. Reagan is a Certified Public Accountant.

Ranjit S. Chadha, 46, has served as Senior Vice President and Corporate Controller since April 2016. Mr. Chadha joined our company in November 2015 as Assistant Corporate Controller. Prior to joining us, Mr. Chadha held various positions of increasing responsibility over five years with Computer Sciences Corporation, most recently as Assistant Controller. Prior to that, he served as a Senior Manager, National Office, with PricewaterhouseCoopers. Mr. Chadha is a certified public accountant, chartered accountant and received his Bachelor of Science from St. Stephens College, Delhi University, India.

S. Gulu Gambhir, 47, has served as the Chief Technology Officer and Executive Vice President since 2013. Prior to that time, Mr. Gambhir served as National Security Sector Chief Technology Officer and Senior Vice President since 2009. Before joining Leidos, Mr. Gambhir served as Director of Northrop Grumman’s Science and Technology Operating Unit of TASC, holding a variety of technical and managerial roles since 1991. Previously, he worked at Space Applications Corporation and COMSAT Laboratories.

Michael E. Leiter, 47, has been the Executive Vice President and Head of Integration since March 2016 and previously served as Executive Vice President for Business Development and Strategy since November 2014. Prior to joining Leidos, Mr. Leiter served as Head of Global Government & Commercial Cyber Operations, and Senior Counselor to the Chief Executive Officer, of Palantir Technologies from 2011 to 2014. Before entering the private sector, he served as the Director of the National Counterterrorism Center (NCTC) from 2007 until 2011.

Vincent A. Maffeo, 65, has served as the General Counsel and an Executive Vice President since June 2010. Prior to joining Leidos, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Jonathan W. Scholl, 54, has served as the President, Health and Engineering Sector since June 2015. Prior to joining Leidos, Mr. Scholl served for five years as the Chief Strategy Officer for Texas Health Resources, one of the largest nonprofit health care delivery systems in the country. Prior to that, he spent 15 years with The Boston Consulting group and served as Head of their North American Healthcare Provider Practice and leader of their Lean Six Sigma initiative for hospitals. He also served as Vice President for applications development for the TenFold HealthCare Group in Dallas. Mr. Scholl served five years in the U.S. Navy as a nuclear submarine officer and nuclear power plant instructor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules of the SEC require our directors and executive officers to file reports of their ownership and changes in ownership of common stock with the SEC. Our personnel generally prepare and file these reports on the basis of information obtained from each director and officer and pursuant to a power of attorney. Due to an administrative error, one Form 4 for Kenneth P. Sharp was filed more than two business days after the sale. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all of our directors and executive officers and, to our knowledge, beneficial owners of more than 10% of our common stock otherwise complied during the 11-month period ended January 1, 2016 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Codes of Conduct

All of our employees, including our executive officers, are required to comply with our Code of Conduct, which describes our standards for protecting company and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business.

Our directors also are required to comply with our Code of Business Conduct of the Board of Directors intended to describe areas of ethical risk, provide guidance to directors and help foster a culture of honesty and accountability. This code addresses areas of professional conduct relating to service on our Board, including conflicts of interest, protection of confidential information, fair dealing and compliance with all applicable laws and regulations.

These documents are available on our website at www.leidos.com by clicking on the links entitled “Investors” followed by “Corporate Governance.”

Stockholder Nominees for Director

Under Section 3.03 of our bylaws, in order for a stockholder to nominate a person for election as a director without inclusion in our Proxy Statement, such stockholder must give timely notice to our Corporate Secretary prior to the meeting at which directors are to be elected. To be timely, notice must be delivered to the Corporate Secretary not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the first anniversary of the preceding year’s annual meeting. If the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, however, notice by the stockholder must be delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the 90th day prior to such annual meeting or the 10th day following the day on which we first publicly announce the date of such annual meeting, whichever occurs later.

On April 12, 2016, our board adopted a proxy access bylaw. Under Section 3.03 (c) of our bylaws, a stockholder or group of stockholders (up to 20) who have owned at least three percent of common stock for at least three years to submit director nominees, limited to the greater of (a) two or (b) 20% of the board, for inclusion in our proxy statement if the nominating stockholder(s) satisfies the requirements specified in the bylaws. To be timely, the notice must be delivered to the Corporate Secretary not later than the close of business on the 120th day, nor earlier than the close of business on the 150th day, prior to the first anniversary of the date that the proxy statement for the annual meeting was sent to stockholders. In the event, however, that the annual meeting is not scheduled to be held within a period that begins 30 days before the first anniversary date of the preceding year’s annual meeting of stockholders and ends 30 days after the first anniversary date of the preceding year’s annual meeting of stockholders, then the notice of nomination must be provided by the later of the close of business on the date that is 180 days prior to the annual meeting or the tenth day following the date such annual meeting is first publicly announced or disclosed.

In each case, such stockholder’s notice must include certain information as provided in our bylaws about the nominee, the stockholder and the underlying beneficial owner, if any, including his or her name, age, address, occupation, shares, information about derivatives, hedges, short positions, understandings or agreements regarding the economic and voting interests of the nominee, the stockholder and related persons with respect to our stock, if any, and such other information as would be required to be disclosed in a proxy statement soliciting proxies for the election of the proposed nominee. In addition, the notice must contain certain information about the stockholder proposing to nominate that person. We may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of such proposed nominee to serve as a director. A stockholder’s notice must be updated, if necessary so that the information submitted is true and correct as of the record date for determining stockholders entitled to receive notice of the meeting.

Audit Committee

The Audit Committee is appointed annually by the Board and currently consists of three members, all of whom are “independent directors” for purposes of the Audit Committee under the applicable SEC regulations, the applicable New York Stock Exchange (the “NYSE”) rules and the Company’s Corporate Governance Guidelines. Further, the Board has affirmatively determined that each of Mr. Kraemer, Mr. Nussdorf and Mr. Shapard is qualified as an “audit committee financial expert” as defined by SEC regulations. The Committee fulfills its responsibilities through periodic meetings with the Company’s independent registered public accounting firm, internal auditors and management.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis and the tables and narrative that follow provide important information about our executive compensation programs. In this Amendment, the term “named executive officers” refers to the following active executive officers for the 11-month period ended January 1, 2016, as well as one former executive officer:

•	Roger A. Krone—Chief Executive Officer

•	James C. Reagan—Executive Vice President and Chief Financial Officer

•	Vincent A. Maffeo—Executive Vice President and General Counsel

•	Jonathan W. Scholl—President, Health & Engineering Sector

•	Michael E. Leiter—Executive Vice President and Head of Integration

•	Mark W. Sopp—Former Executive Vice President and Chief Financial Officer

For purposes of this CD&A, the narrative as well as the tables, charts and other graphics below will focus exclusively on our active executive officers. The formal tabular disclosures (e.g. the Summary Compensation Table) following this CD&A will provide data on all of our named executive officers—current and former. In this CD&A, the “Committee” refers to the Human Resources and Compensation Committee of the Board of Directors, which is responsible for overseeing the compensation programs for all of our executives.

On March 20, 2015, we changed our fiscal year end to the Friday nearest the end of December. As a result of this change, our last fiscal year was shortened to an 11-month transition period from January 31, 2015 to January 1, 2016.

Executive Summary

Compensation Programs for and Our Pay for Performance Philosophy

Our executive compensation programs are designed to align the interests of senior management with stockholders by tying a significant majority of their potential compensation to the achievement of financial performance goals or stock price appreciation through annual incentive bonuses, stock options and performance-based equity awards. Our programs are executed on our pay for performance philosophy, by establishing performance targets that measure revenues, adjusted operating income, total backlog and days working capital–as well as total stockholder return.

We designed this year’s annual incentive program to primarily measure quantitative or objective performance, with 80% of results measured against pre-established financial targets for adjusted operating income, total backlog, and days working capital. While financial performance is the most significant factor, other factors—such as leadership behaviors based on ethics, integrity, and collaboration—also impacted the payout for our annual cash incentive program. We believe these factors contribute to a top-tier workplace environment, improve our efficiency and effectiveness, help us to win key business opportunities, and ultimately drive long-term value for stockholders. Although the Committee reviews and certifies financial results as part of the process for determining payout of performance share programs, the amount of compensation awarded to executives is ultimately determined at the Committee’s discretion and is based on what the Committee believes is in the best interests of stockholders.

A substantial majority of total target compensation is awarded to our active named executive officers in the form of variable, performance-based incentive compensation, with only a small portion of the total potential compensation provided in the form of base salary as shown below for the 11-month period ended January 1, 2016:

The pay mix for the “Other Active Named Executive Officers” in the chart above does not include the one-time sign-on awards granted to Mr. Reagan and Mr. Scholl as inducements to join our company. Instead, it uses their targeted incentive compensation for the year, pro-rated for the 11-month period ended January 1, 2016. Specifically, we approved annual rates of base salary for Mr. Reagan and Mr. Scholl upon hire, but multiplied their annual rates by 11 and divided by 12 to derive the portion of the annual rate related to our 11-month transition period. Both charts use the annual rate of base salary for each executive, similarly pro-rated. More information about the different elements that comprise our variable incentive compensation program, the performance measures that we use to motivate our executives and the compensation mix for each of our active named executive officers is provided in the following pages.

Business Environment & Performance

We generate a substantial majority of our revenues from contracts with the U.S. government, particularly the U.S. Department of Defense, the intelligence community, the U.S. Department of Homeland Security and other U.S. government civil agencies. In general, our business performance is subject to changes in the overall level of U.S. government spending, especially national security and defense spending. Our service and product offerings and capabilities are therefore aligned with current and future budget priorities of the U.S. government. From a macroeconomic perspective, our industry is under general competitive pressures due to declining spending from our largest customer and has required and will require a higher level of cost management focus to allow us to remain competitive. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.

Our financial performance for the 11-month period ended January 1, 2016 was improved from the prior year. Despite industry challenges, we experienced revenue growth and significantly improved income from continuing operations, reflecting strong execution across our businesses. We also continued to achieve substantial improvement in cash flows from continuing operations driven largely by improvements in working capital management.

During the 11-month period ended January 1, 2016, we achieved 111.5% of our adjusted operating income target, 124.4% of our backlog target and 122.0% of our days working capital target at the enterprise level and achievement of 94.7% of the adjusted operating income target, 107.1% of the backlog target and 118.2% of our days working capital target for our Health and Engineering Sector, and achievement of 106.6% of the adjusted operating income target, 129.2% of the backlog target and 125.8% of our days working capital target for our National Security Sector.

Compensation Decision Highlights

Overall, our performance for the 11-month period ended January 1, 2016 was better than anticipated and our results exceeded incentive targets approved by the Committee based on our operating plan. We believe that our above-target performance for this period—which resulted in the payment of overall compensation above target for each of our active named executive officers—demonstrates the alignment of pay and performance in our executive compensation programs. Pay for performance alignment is also reflected in these specific decisions described in this CD&A, including:

•	The Committee decided not to adjust the base salaries for any of our named executive officers for our last fiscal year, based on below target performance for the preceding fiscal year. For fiscal 2016, the Committee approved increases in base salary for three of our named executive officers, including Mr. Krone, Mr. Reagan and Mr. Scholl.

•	For our annual cash incentive program for the 11-month period ended January 1, 2016, active named executive officers received, on average, cash payouts at or above target, as described above. Twenty percent of annual cash incentive payouts are based on the executive’s personal performance.

•	For our performance share award program covering the three-year period ending in December 2016, the active named executive officers with those awards (Mr. Krone and Mr. Maffeo only) earned approximately 111.5% of the target share amount allocated to the 11-month period ended January 1, 2016 based on the achievement of adjusted operating income enterprise goals above the target level.

Compensation Governance

Other aspects of our compensation program are intended to further align our executives’ interest with stockholders. These include:

•	total compensation for executives targeted at competitive market median levels;

•	robust stock ownership guidelines that require executive officers to accumulate and hold shares of our common stock with a value of at least five times their base salary;

•	a “clawback” or “recoupment” policy that permits us to recover both cash and equity incentive compensation if there is a material restatement of our financial results for any reason, or if the executive was involved in misconduct;

•	an annual compensation risk assessment to identify incentives that could lead to excessive risk-taking;

•	no special or supplemental pension, health or death benefits for executives; and

•	a “double-trigger” for change in control benefits, meaning that no benefits are paid solely due to a change in control (an executive’s employment must be terminated following a change in control to receive benefits).

Stockholder Advisory Vote

At our last annual stockholders’ meeting in June 2015, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers, with approximately 86% of stockholder votes cast in favor of our say-on-pay resolution approving the compensation of our named executive officers. As we evaluated our compensation practices throughout the 11-month period ended January 1, 2016, we considered the support our stockholders expressed for our pay for performance compensation philosophy and that influenced our decision not to make any significant changes to our executive compensation programs this year. We continued to emphasize short- and long-term incentive compensation, targeted at competitive market median levels with a substantial majority of total compensation based on the achievement of financial performance goals designed to deliver value for our stockholders.

At our 2011 annual meeting of stockholders, our stockholders expressed a preference for an annual advisory vote on executive compensation, in accordance with our Board’s recommendation. Accordingly, the Board determined that we will hold annual advisory stockholder votes on the compensation of our named executive officers until the next say-on-pay frequency vote.

Elements and Objectives of Our Compensation Program

The following principal elements of compensation are provided under our executive compensation program to our named executive officers:

Base Salary. Consistent with our philosophy of tying pay to performance, our executives receive a minority portion of their overall compensation in the form of base salary. In order to effectively attract and retain talented executives, we provide a fixed base salary to our executive officers based on their level of responsibility, expertise, skills, knowledge and experience and on competitive peer company data.

Variable Incentive Compensation. We use a combination of cash and equity incentive awards to foster and reward performance in key areas over different timeframes. Our annual cash incentive awards were designed to measure performance against predetermined goals pro-rated for the 11-month period ended January 1, 2016 in order to encourage and to reward contributions to our annual financial, operating and strategic objectives. We provided medium- and long-term equity incentive awards to our executive officers to motivate them to stay with us and build stockholder value through their future performance. Because these equity awards are intended to help motivate our executive officers to stay with us and to continue to build future stockholder value, we do not generally consider an executive officer’s current stock or option holdings in making additional awards. The following chart summarizes the relevant performance measures and time frames used to assess our variable incentive compensation elements for the 11-month period ended January 1, 2016:

Other Benefits. We provide our executive officers with benefits generally available to other employees, such as participation in our health, benefit and retirement programs. Our executive officers are also entitled to certain benefits (described below) if their employment is terminated following a change in control.

Considerations in Determining Direct Compensation

In determining the amounts of direct compensation (base salary, annual and long-term incentives) to be awarded to our executive officers, we considered the company’s overall performance, the performance of operating units under the executive officer’s management, individual performance as measured against performance goals and criteria, and competitive market data for our compensation peer group. The Committee reviews and approves the amounts of direct compensation to be provided to our executive officers for each fiscal year. Executive officers do not propose their own compensation.

At the beginning of each fiscal year, the Committee reviews and approves:

•	the amount of base salary and target incentive opportunities to be provided for the upcoming year;

•	the payout range for the cash incentive awards that may be earned for the year and the performance goals and criteria upon which the amounts of the awards will be determined;

•	the payout range for performance share awards that may be earned for the performance period beginning in that fiscal year and the performance goals and criteria upon which the amounts of the awards for the relevant performance period will be determined; and

•	the mix and amount of equity incentive awards (including performance share awards (“PSAs”), restricted stock units (“RSUs”) and stock options) to be granted to our executive officers.

In approving payout ranges for our incentive programs, we determine the levels of performance that must be achieved in order to receive a minimum, target and maximum payout amount. Upon completion of each fiscal year, the Committee approves the payment, if any, of cash incentive awards and the number of performance shares that are earned based upon the achievement of the predetermined performance goals and criteria for the performance cycle just completed.

Company and Operational Sector Performance

Our overall performance (or a combination of company and sector performance for executive officers with operational responsibilities) determines 80% of the amount of any cash incentive awards and 100% of any performance shares or performance restricted stock units (“PRSUs”) earned during the prior fiscal year. Amounts are principally determined based upon the company’s or sector’s achievement of financial and operating objectives set at the beginning of the fiscal year, but the Committee retains the discretion to reduce the payouts when appropriate.

Individual Performance

Individual performance is a factor in setting base salaries, and individual contributions to the achievement of our enterprise goals determine 20% of the amount of any cash incentive awards to be paid upon completion of the fiscal year. In determining base salaries, the Committee reviews a performance assessment for each of our executive officers, as well as compensation recommendations provided by the Chief Executive Officer and the Chief Human Resources Officer for the other named executive officer.

The Committee also considers market data and information provided by its independent compensation consultant. In addition, in determining annual incentive amounts, the Committee considers whether the executive officer has achieved predetermined personal goals applicable to his or her organization, and the way in which those personal goals were achieved, as demonstrated through leadership behaviors.

Personal performance goals and leadership behaviors relate to ethics and integrity, maintaining a top-tier workplace environment, collaboration, customer satisfaction and retention, business development in strategic areas and other financial and operating goals as appropriate. The payout of the portion of the incentive payment related to the personal performance goals is multiplied by a factor that reflects the Committee’s assessment of the executive officer’s leadership behaviors. The adjustment ranges from 0% to 125%, with a threshold adjustment of 50% if the individual meets only the minimum leadership expectations. Performance below threshold with respect to leadership behaviors would result in no payout (0%) related to the portion of the bonus based on personal performance.

Named executive officers are not present during discussions of their performance and pay.

Assessing Chief Executive Officer Performance

In determining compensation for our Chief Executive Officer, the Committee meets in executive session and evaluates his performance based on his achievement of performance objectives that were established and agreed upon at the beginning of the fiscal year. Formal input is received from the independent directors and senior management. The Committee also considers the Chief Executive Officer’s leadership contributions towards the company’s performance, including financial and operating results, development and achievement of strategic objectives, progress in building capability among the senior management team and corporate governance leadership, as well as market data and information provided by the Committee’s independent compensation consultant. The Committee determines the Chief Executive Officer’s compensation and then reviews his evaluation and compensation with the Board’s independent directors. The Lead Director and the Chair of the Committee then present the Committee’s evaluation and compensation determination to the Chief Executive Officer.

Chief Financial Officer Transition and Related Compensation Decisions

In January, 2015, Mr. Sopp, our former Chief Financial Officer, announced his intention to retire from his position with us, which retirement became effective in July 2015. Under the terms of his Transition Agreement with us, Mr. Sopp received an aggregate of approximately $1.7 million and a pro-rated portion of his cash incentive for the 11-month period ended January 1, 2016. Mr. Sopp is also eligible to receive a portion of the shares that would otherwise be issuable to him pursuant to the performance share award granted to him in April 2014. Finally, the Transition Agreement provides for an hourly fee to be paid to Mr. Sopp for any consulting services rendered to us by him.

On July 6, 2015, Mr. Reagan commenced employment with us as an Executive Vice President and our Chief Financial Officer. As an inducement to join us, Mr. Reagan received a one-time sign-on bonus consisting of $150,000 in cash and equity awards with a total grant date fair value of $1.4 million. Mr. Reagan’s sign-on equity was awarded in the following forms: 50% was granted in the form of Performance Share Awards, 30% was granted in the form of restricted stock units which vest based on service over four (4) years, 25% on each anniversary of grant date, and the final 20% was granted in the form of non-qualified stock options to purchase shares of our common stock. Mr. Reagan was also guaranteed a minimum bonus of $266,369 for the 11-month period ended January 1, 2016, which was his annual cash incentive target of $500,000, pro-rated for his days of employment during this time period.

New Health and Engineering Sector President Hire Related Compensation Decisions

Mr. Scholl joined the company in June 2015 as President of our Health & Engineering Sector. As an inducement to join the company, Mr. Scholl received a $500,000 cash sign-on bonus and was awarded $349,000 in non-qualified stock options and $250,000 in performance share awards. Mr. Scholl was guaranteed a cash bonus for the first year in the amount of $229,762 (his annual cash incentive target of $400,000 pro-rated for the actual number of days of employed during this time period).

Comparable Market Compensation

The Committee compares the amount of direct compensation that we provide to our executive officers to that provided by companies with whom we compete for executive talent in similar roles and with similar responsibilities. To assist with this effort, the Committee’s independent compensation consultant, Frederic W. Cook & Co., conducts an annual review and benchmarking analysis of each element of target total direct compensation (including salary and cash and equity incentives) provided to our executive officers. For the 11-month period ended January 1, 2016, Frederic W. Cook & Co. compared the target compensation provided to members of senior management against that provided by other publicly traded engineering, information technology, consulting and defense companies, which we refer to as our “compensation peer group” as well as third-party survey data for general industry and the technology industry.

Our compensation peer group is periodically reviewed and updated. In September 2014, the Committee reviewed the compensation peer group and added Booz Allen Hamilton, SAIC and Textron to the peer group used to set target total direct compensation for the 11-month period ended January 1, 2016. Peer group companies are chosen for having a similar industry focus as ours and for competing with us for talent as well as business and stockholder investment. Furthermore, the compensation peer group is initially structured so that no company within the group has annual revenues or a market capitalization greater than three times or less than approximately one-third of ours.

Our Compensation Peer Group

• AECOM Technology Corporation • Alliant Techsystems • Booz Allen Hamilton • CACI International • Cerner • CGI Group	• Chicago Bridge & Iron • Computer Sciences Corporation • Exelis Inc. • Harris Corporation • Jacobs Engineering Group, Inc. • L-3 Communications Holdings, Inc.	• Mantech International • Rockwell Collins, Inc. • SAIC • TetraTech • Textron • URS Corporation

To inform its pay decisions for the 11-month period ended January 1, 2016, the Committee reviewed a report on multiple broad-based third-party surveys and other information compiled by Frederic W. Cook & Co. regarding the levels of compensation that our peers provided to their chief executive officer, chief financial officer and other members of senior management.

The Committee considers this survey data and analysis when evaluating appropriate levels of target total direct compensation. To be competitive in the market for our executive-level talent, we generally will:

•	target overall compensation for our executive officers at the market median, although the actual cash and equity incentive awards paid will vary based on actual financial performance and may therefore generate compensation that is higher or lower than the market median; and

•	award higher levels of compensation, when appropriate, in recognition of the importance or uniqueness of the role of an executive officer or to address retention concerns.

Compensation Mix

The chart below depicts each principal element of targeted compensation as a percentage of total direct compensation for each of our active named executive officers. Total direct compensation is comprised of base salary (pro-rated for the 11-month transition period), a target annual cash incentive (similarly pro-rated), plus the grant date fair value of actual long-term equity grants consisting of stock options, PRSUs, and performance shares. The amount of Mr. Reagan’s sign-on long-term equity grant which was not used in the chart below ($1,400,000), is higher than his annual long-term incentive target of $1,200,000. In addition, the amount of Mr. Scholl’s sign-on long-term equity grant ($599,000), which was not used in the chart below, is lower than his annual long-term incentive target of $800,000.

As indicated above, base salary, which is the only component of “fixed” compensation for our named executive officers, represents a significantly smaller portion of total direct compensation than “variable” or performance-based compensation. The allocation of a meaningful portion of compensation to annual cash incentive awards—with targets ranging from 19% to 23% of total direct compensation—demonstrates our belief that a substantial portion of total direct compensation should reflect the actual achievement of predetermined company and individual goals. The allocation of a majority of compensation to equity, represented by a mix of performance shares, PRSUs, and stock options—ranging from 47% to 66% of target total direct compensation—reflects the principle that a substantial portion of total compensation should be delivered in the form of equity awards to align the interests of our executive officers with those of our stockholders. We believe that a combination of equity award types, with 50% of the value in the form of performance shares earned for attaining pre-established goals, provides an appropriate balance of medium and long-term incentives.

The various amounts of compensation provided to our named executive officers for the 11-month period ended January 1, 2016 are included in the tables in this Amendment under the caption “Executive Compensation.” The actual value realized from these awards will be based on variables such as our future financial performance and our stock price.

Compensation Decisions for the 11-Month Period Ended January 1, 2016

Base Salary

The Committee reviews executive officers’ base salaries annually or at the time of promotion or a substantial change in responsibilities based on the criteria described above.

In approving the base salaries for our named executive officers and other executive officers for the 11-month period ended January 1, 2016, the Committee considered its independent consultant’s analysis of pay levels for comparable positions in the compensation peer group based on proxy and survey data. Such analysis indicated that base salaries for our executive officers were, on average, at approximately competitive median levels. Individual base salary amounts also reflect the Committee’s judgment with respect to each executive officer’s level of responsibility, individual performance, experience and other factors, including internal equity considerations, the individual’s historical compensation and any retention concerns.

As mentioned in the section above called “Compensation Decision Highlights” the Committee decided not to adjust the base salary for any of our named executive officers at the beginning of the last fiscal year, based on the prior year’s performance. However, after the end of the 11-month period ended January 1, 2016, the Committee did adjust base salaries for three of our five active named executive officers (Mr. Krone, Mr. Reagan and Mr. Scholl), based partially on our much stronger financial results for the performance period for the 11-month period ended January 1, 2016 in order to place them nearer the median of their peers.

Annual Cash Incentive Awards for the 11-Month Period Ended January 1, 2016

We provided cash incentive awards to our executives for performance during the 11-month period ended January 1, 2016 based on the achievement of pre-established financial and personal performance goals and other relevant factors. In the first quarter of this time period, the Committee approved the threshold, target and maximum bonus amounts for each of our active named executive officers at the time (Mr. Krone, Mr. Leiter and Mr. Maffeo), as well as the performance goals, relative weightings and criteria upon which awards would be determined. The Committee approved target bonus amounts for Mr. Reagan and Mr. Scholl upon their joining the company later in the year. Following the end of the performance period, the Committee approved the payment of cash incentive awards based upon performance achieved against the pre-established goals and other factors. The Committee reserves the discretion to pay less than formulaically calculated amounts, based on an evaluation of any factors or considerations that they believe are relevant.

Performance Measures and Weightings. Our annual cash incentive plan for the 11-month period ended January 1, 2016 was designed to incentivize and reward both company financial performance and individual contributions to enterprise goals. The intended purpose and relative weightings of the performance goals are shown below:

Financial Goals. Because our financial results are considered the most important factors in setting pay and are objectively measurable, we weight these metrics most heavily and they generally represent 80% of any potential payout. To the extent that performance for a financial metric is less than 80% of target (threshold performance) no bonus amount would be paid with respect to that metric. Potential payout for financial goals ranges from 60% at threshold performance (paid only when at least 80% of the objective is achieved) to 150% at maximum performance (paid when 125% or more of the objective is achieved), interpolated on a straight-line basis.

Personal Goals. We believe that individual contributions towards other enterprise goals are responsible for the achievement of our financial goals over time. Such non-formulaic goals represent 20% of any potential payout to encourage individual efforts in an array of areas that we believe will ultimately lead to improved financial performance for the company. The payout range for the personal performance goals is also 60% at threshold and 150% at maximum. In addition, we believe that the way in which our executive officers achieve their results should be measured against desired leadership behaviors. Therefore, we determined that the payout for the portion of the incentive payment related to personal performance goals (20%) would be multiplied by a factor ranging from 0% to 125%, with the threshold score at 50%, reflecting an assessment of the executive officer’s leadership behaviors.

Financial Performance Targets and Achievement Levels. Amounts for our active named executive officers at the corporate level (Mr. Krone, Mr. Reagan, Mr. Leiter and Mr. Maffeo) were determined with consideration to our consolidated financial information. Award amounts for our Health & Engineering Sector President, Mr. Scholl, were determined after considering both the financial results of his Sector and our consolidated financial information, weighted equally, to encourage a balanced focus on group and company-wide goals.

For our corporate named executive officers, the targeted enterprise financial performance and actual performance for the 11-month period ended January 1, 2016 were:

	Target	Actual	Achievement Level
Adjusted Operating Income(1)	$320 million	$357 million	111.5%
Total Backlog	$7.957 million	$9.895 million	124.4%
Average Days Working Capital	42 days	33 days	122.0%

For our Health & Engineering Sector President, the targeted financial performance and actual performance for the 11-month period ended January 1, 2016 were:

	Target	Actual	Achievement Level
Adjusted Operating Income(1)	$115 million	$109 million	94.7%
Total Backlog	$1.745 million	$1.869 million	107.1%
Average Days Working Capital	60 days	49 days	118.2%

(1)	Adjusted Operating Income is not a measure of financial performance under generally accepted accounting principles (“GAAP”) in the United States. We believe that Adjusted Operating Income provides useful information to management and stockholders as it provides another measure of the company’s profitability after adjusting for the impact of discrete events. A reconciliation of Adjusted Operating Income to the most comparable GAAP measure is set forth below:

(in millions)	Enterprise	Health & Engineering
GAAP income from continuing operations	$320	$76
Asset impairment charges	$33	$33
Restructuring expenses	$4	—

Adjusted Operating Income	$357	$109

Determination of Annual Cash Incentive Awards. The pro-rated target payout amounts for the active named executive officers for the 11-month period ended January 1, 2016 were between 76% and 126% of similarly pro-rated base salary rates.

In evaluating the financial performance for the 11-month period ended January 1, 2016, the Committee reviewed actual performance results against targeted performance levels. In analyzing personal performance results, the Committee reviewed each individual’s level of achievement and also considered input from the Chief Executive Officer—or the independent directors with respect to the Chief Executive Officer’s compensation. Any circumstance considered relevant by Committee members—or in the case of named executive officers other than the CEO, by the CEO—can be a factor in the determination, including the degree of success and the difficulty of achieving personal performance goals and his or her leadership behavior.

Following the end of the fiscal year, based on the Committee’s review of the financial results, personal performance, and other relevant factors, the Committee determined the amount of compensation payable under our annual cash incentive programs for each of our active named executive officers.

The chart below provides the threshold, target and maximum cash incentive amounts established for each active named executive officer by the Committee, as well as their actual payout amounts. The actual amounts paid to Mr. Reagan and Mr. Scholl were pro-rated for their period of service with us during the 11-month period ended January 1, 2016. Because we surpassed the adjusted operating income goal threshold of 70% of target by achieving 111.5%, the Committee certified the payout of the annual incentive plan for our named executive officer as follows:

	Threshold Award		Target Award	Maximum Award	Actual Award
Roger A. Krone	$594,000		$1,100,000	$1,732,500	$1,468,720
James C. Reagan	$266,369	*	$458,333	$721,875	$347,079
Vincent A. Maffeo	$222,750		$412,500	$649,688	$537,488
Jonathan W. Scholl	$229,762	*	$366,667	$577,500	$283,664
Michael E. Leiter	$210,375		$389,583	$613,593	$380,000

*	Threshold Awards for Mr. Reagan and Mr. Scholl were based on the minimum bonus amounts guaranteed as part of the recruitment process. Actual awards were based on financial and personal performance results.

Long-Term Incentive Awards

Equity awards are granted primarily to motivate future performance and for retention purposes. For the 11-month period ended January 1, 2016, each active named executive officer, except for Mr. Scholl and Mr. Reagan, received a mix of equity awards comprised of performance shares, stock options, and PRSUs. Mr. Reagan received restricted stock units, not PRSUs, as the performance period for the PRSUs was more than half over at the time of his hire. Mr. Scholl received a combination of options and performance share awards, pursuant to his offer agreement. The grant amounts were determined based on market data and consideration of each executive officer’s level of experience, position and responsibilities. The chart below shows the total grant date fair value and the mix of equity awards approved by the Committee and granted to Mr. Krone, Mr. Reagan, Mr. Leiter and Mr. Maffeo in April 2015, and the value of sign-on equity granted to Mr. Reagan and Mr. Scholl in September 2015:

Stock Options. Stock options are an effective means of linking rewards to the creation of stockholder value over a longer term. We believe that stock options motivate our executives to build stockholder value because they may realize value only if our stock appreciates over the option term. The options vest 25% each year on the anniversary of grant date and expire on the seventh anniversary of grant date.

Performance Restricted Stock Awards. Equity awards that vest contingent upon the achievement of pre-established financial goals help to ensure that a significant portion of an executive’s total annual compensation is aligned with our performance and stockholder interests. Certain of our active named executive officers were granted PRSUs that vest 25% each year on the anniversary of grant date, but are forfeited if we fail to achieve a pre-established performance goal for the first year. The performance goal for the 11-month period ended January 1, 2016 was $3.5 billion in revenue. This performance goal was met and therefore the PRSUs will continue to vest. Because Mr. Reagan joined the company mid-year, he was granted restricted stock units in lieu of PRSUs with the same vesting schedule but without the performance condition. Mr. Scholl did not receive PRSUs or restricted stock units during the 11-month period ended January 1, 2016.

Performance Share Awards. Except for Mr. Scholl, one-half (50%) of the targeted total value of equity awards granted to our active named executive officers for the 11-month period ended January 1, 2016 was in the form of performance shares that will result in shares being issued at the end of three years only to the extent that the company achieves specific financial performance goals as measured over the 35-month performance period beginning on February 1, 2015 (taking into account the 11-month transition period). Mr. Scholl received 42% of his sign-on equity in the form of performance shares, with the remaining 58% in stock options.

In the first quarter of the 11-month period ended January 1, 2016, we set two goals for the performance shares: 50% of the shares granted will vest based on the achievement of adjusted operating income goals, and 50% of the shares granted will vest based on the achievement of relative total stockholder return goals. Performance will be measured on a cumulative basis over the total performance period rather than annually for each year of the performance period.

The Committee also approved the threshold, target and maximum performance share award amounts for that performance period. We continued to use adjusted operating income as a financial goal because it directly aligns with our growth strategy and we believe it is strongly correlated with potential stockholder value. We introduced total stockholder return last year because we believe that this metric is also closely aligned with and a clear measurement of growth in stockholder value.

The target number of shares was determined by dividing the target value approved by the Committee by the $42.69, the closing sales price of our common stock on the NYSE on April 9, 2015, the trading day before the grant date for Mr. Krone, Mr. Leiter and Mr. Maffeo, and $42.30, closing sales price of our common stock on the NYSE on September 10, 2015, the trading day before the grant date for Mr. Reagan and Mr. Scholl. The following table sets forth the target number of shares and corresponding target value for performance share awards granted in the 11-month period ended January 1, 2016 for the three-year performance period ending on December 29, 2017:

	Target Shares	Target Value
Mr. Krone	42,946	$1,833,334
Mr. Reagan	16,549	$700,000
Mr. Maffeo	9,663	$412,500
Mr. Scholl	5,911	$250,000
Mr. Leiter	9,663	$412,500

In the first quarter of the 11-month period ended January 1, 2016, we also set the goals for the shares allocated to the second year of the fiscal 2015 performance share awards. These performance shares awards, granted in April 2014 to Mr. Maffeo, and in July 2014 to Mr. Krone, vest based on a single metric—adjusted operating income—with the Committee setting a one-year goal at the beginning of each respective year.

The Committee approved the following payout levels for performance against adjusted operating income for shares allocated to this 11-month transition period, with payouts for performance between the threshold and maximum levels calculated on a straight-line basis:

Level of Performance	Adjusted Operating Income
No payout	Less than $ 160 million
Threshold (50% payout)	$ 160 million
Target (100% payout)	$ 320 million
Maximum (150% payout)	$ 480 million

Determination of Performance Shares Earned for the 11-Month Period Ended January 1, 2016. Following the end of the 11-month period ended January 1, 2016, the Committee determined that 111.5% of the target shares allocated to this performance period (one-third of the target grant amount) were earned based on adjusted operating income of $357 million. Shares will not be issued until the service-vesting requirements are met on December 30, 2016, provided that the executive officer remains employed with us and subject to the Committee’s discretion to reduce the number of shares ultimately issued.

Other Benefits

In addition to the elements of direct compensation described above, we also provide our executive officers with the following benefits:

Health and Welfare Benefits

Our executive officers are entitled to participate in all health and welfare plans that we generally offer to all of our eligible employees, which provide medical, dental, health, group term life insurance and disability benefits. We believe that these health and welfare benefits are reasonable in scope and amount and are of the kind typically offered by other companies against which we compete for executive talent.

Retirement Benefits

Our executive officers are entitled to participate in the same defined contribution retirement plan that is generally available to all of our eligible employees. We make matching contributions to eligible participants’ retirement plan accounts based on a percentage of their “eligible compensation” under applicable rules. The average amount of contributions we made to the retirement plan accounts of our named executive officers for the 11-month period ended January 1, 2016 was approximately $5,437. We believe that this retirement program permits our executives to save for their retirement in a tax-effective manner.

Deferred Compensation Plans

To provide other tax-deferred means to save for retirement, we maintain certain deferred compensation plans that allow our named executive officers and other eligible participants to elect to defer all or a portion of any cash or certain equity incentive awards granted to them under our cash incentive or stock plans. We make no contributions to named executive officers’ accounts under these plans. In addition, we maintain a deferred compensation plan that allows our named executive officers and other eligible participants to elect to defer a portion of their eligible salary. The majority of current vested deferred balances under the plans will be paid upon retirement or termination. Beginning on January 1, 2015, all participants in these plans were able to defer to “in-service” accounts, which pay out in the year specified by the participant, including years prior to termination. These plans are described in more detail under “Nonqualified Deferred Compensation.”

Perquisites and Personal Benefits

We generally do not provide perquisites and personal benefits to our executive officers that are not otherwise available to other employees.

Other Policies and Considerations

Assessment of Risks in our Compensation Programs

During the 11-month period ended January 1, 2016, the Committee directed management to undertake a risk assessment of our compensation programs and asked Frederic W. Cook & Co., the Committee’s independent compensation consultant, to review the assessment. In conducting the assessment, we reviewed our pay practices and incentive programs to identify any potential risks inherent in our compensation programs. We also reviewed the risks facing the company and evaluated whether our compensation practices and programs could be expected to increase or help mitigate these risks. The finding of the assessment, with which the Committee concurred, was that our compensation programs are effectively designed to help mitigate excessive risk-taking that could harm our value or reward poor judgment by our executives or other employees. The factors considered in reaching this conclusion include:

•	short-term incentive measures are balanced among different financial measures, with targets that are intended to be achievable upon realistic levels of performance;

•	significant weighting towards long-term incentive compensation promotes long-term decision making and discourages short-term risk taking;

•	maximum payouts are capped at levels that do not reward excessive risk-taking;

•	goals are based on company and sector performance measures, which mitigates excessive risk-taking within any particular business unit;

•	leadership behaviors, such as ethics and integrity, are specifically addressed in our short-term incentive programs;

•	our compensation recoupment policy allows us to recover compensation based on financial results that are subsequently restated or if fraud or intentional misconduct is involved; and

•	our stock ownership guidelines encourage a long-term perspective.

Equity Award Grant Practices

The Committee is responsible for the administration of the equity incentive programs for our 2006 Equity Incentive Plan in which our named executive officers participate. The Committee set the equity award grant dates for the year for new and existing employees, including executive officers, in February 2015, after a formal decision to change the fiscal year calendar. These grant dates were selected to occur after the dates we anticipate releasing our annual and quarterly financial results. We generally grant equity incentive awards to our executive officers and all other eligible employees on an annual basis shortly after we announce our financial results for the recently completed fiscal year. In addition to these annual grants, the Committee set four quarterly dates on which any additional equity incentive awards could be made to eligible executive officers or other employees in connection with a new hire, for retention purposes or otherwise.

The Committee approves all equity awards made to our directors and executive officers. The exercise price of any option grant is determined by reference to the fair market value of the shares on the grant date, which our 2006 Equity Incentive Plan defines as the closing sales price of our common stock on the NYSE on the previous trading day.

Stock Ownership Guidelines and Policies

We encourage our employees to own our stock so that they are motivated to maximize our long-term performance and stock value. Under our established stock ownership guidelines, our named executive officers are required to accumulate and maintain stockholdings in an amount of our stock with a value at least equal to five times their base salary. Because they must hold all shares acquired under our equity incentive programs until they meet this ownership requirement, which we expect will take several years, we do not have specific time-based holding periods following the exercise of stock options or vesting of other equity awards. In addition to these ownership guidelines, we have also established policies for our executive officers that prohibit certain short-term or speculative transactions in our securities. We believe that these prohibited transactions carry a greater risk of liability for insider trading violations and create an appearance of impropriety. For example, with respect to our securities, our executive officers are not permitted to engage in any short sales or any trading in puts, calls or other derivatives on an exchange or other organized market. In addition, our executive officers are required to obtain preclearance from our General Counsel for all transactions in our securities.

Compensation Recoupment Policy

Under our compensation recoupment policy, the Committee may require members of senior management to return incentive compensation if there is a material restatement of the financial results upon which the incentive compensation was originally based. Our recoupment policy includes both cash and equity forms of incentive compensation. If the Committee determines that recovery is appropriate, the company will seek repayment of the difference between the incentive compensation paid and the incentive compensation that would have been paid, if any, based on the restated financial results.

The policy also provides for recovery of incentive compensation from any employee involved in fraud or intentional misconduct, whether or not it results in a restatement of our financial results. In such a situation, the Committee would exercise its business judgment to determine what action it believes is appropriate under the circumstances.

We may seek to recover the applicable amount of compensation from incentive compensation paid or awarded after the adoption of the policy, from future payments of incentive compensation, cancellation of outstanding equity awards and reduction in or cancellation of future equity awards. In cases of fraud or misconduct, we may also seek recovery from incentive compensation paid or awarded prior to the adoption of the policy.

Post-Employment Benefits

We do not maintain a defined benefit or other supplemental retirement plan that would entitle our executive officers to receive company-funded payments if they leave the company.

Upon certain terminations of employment, including death, disability, retirement or a change in control, our named executive officers may be eligible for continued vesting of equity awards on the normal schedule or accelerated vesting in full or on a pro-rata basis, depending on the nature of event and the type of award. The purpose of these provisions is to protect previously earned or granted awards by making them available following the specified event. Because these termination provisions are contained in our standard award agreements for all recipients and relate to previously granted or earned awards, we do not consider these potential termination benefits as a separate item in compensation decisions for our named executive officers. Our long-term incentive plans do not provide for additional benefits or tax gross-ups. For more information about potential post-employment benefits, see “Executive Compensation—Potential Payments Upon Termination or a Change in Control.”

Potential Change in Control and Severance Benefits

We have entered into severance protection agreements with all of our executive officers other than Mr. Krone that would provide them with payments and benefits if their employment is involuntarily terminated following an acquisition of our company as further described in this Amendment under “Executive Compensation—Potential Payments Upon Termination or a Change in Control.” We believe that these agreements provide an important benefit to us by helping alleviate any concern the executive officers might have when contemplating a potential change in control of our company and permitting them to focus their attention on our business. In addition, we believe that these agreements are an important recruiting and retention tool, as many of the companies with which we compete for talent have similar arrangements in place for their senior management.

These severance protection agreements renew for successive one-year terms each year, unless either the Committee or the executive officer that the agreement applies to decides not to extend the term of the agreement before October 1st of the prior year. This annual term permits the Committee to regularly review the amount of benefits that would be provided to our executive officers in connection with their termination of employment under certain conditions following a change in control and to consider whether to continue providing such benefits.

Other than the change in control benefits described above, we are not obligated to offer any kind of severance benefits to our executive officers, other than Mr. Krone. Our executive officers, other than Mr. Krone, are employees-at-will and as such do not have any employment agreements with us, other than standard employment offer letters. Mr. Krone’s employment agreement provides that if his employment is terminated by us for reasons other than cause or by Mr. Krone for good reason, he would receive an amount equal to a maximum of two times the sum of his base salary and target bonus. Such payment amount will decline by 1/24 per month after the date Mr. Krone’s employment with us began in July 2014, but will in no event be less than one times the sum of his base salary and target bonus. Such payment will be subject to Mr. Krone’s agreement to release us from any claims. However, if such termination is within three months prior to a change in control or within 24 months after a change in control, Mr. Krone would receive an amount equal to a maximum of two and one half times the sum of his base salary and target bonus. In addition, Mr. Krone would be entitled to receive payment for certain benefits, outplacement services and vesting of all or a portion of his initial equity awards, depending on whether the termination is during a change in control period. The Committee approved these severance benefits after considering the potential costs, as an inducement for Mr. Krone to join the company.

Tax Deductibility of Executive Compensation

We generally attempt to provide compensation that is structured to maximize favorable tax benefits for us. Section 162(m) of the Internal Revenue Code generally limits the deductibility of certain compensation in excess of $1,000,000 paid in any one year to the Chief Executive Officer and the three other most highly compensated named executive officers (other than our Chief Financial Officer). Qualified performance-based compensation will not be subject to this deduction limit if certain requirements are met.

The Committee periodically reviews and considers the deductibility of executive compensation under Section 162(m) in designing and implementing our compensation programs and arrangements. The Committee awards some of our compensation based upon the achievement of certain predetermined financial performance goals under a stockholder-approved plan, which is intended to permit us to deduct such amounts pursuant to Section 162(m). The rules and regulations promulgated under Section 162(m) are complex and subject to change from time to time, sometimes with retroactive effect. There can be no guarantee, therefore, that amounts potentially subject to the Section 162(m) limitations will be treated by the Internal Revenue Service as “qualified performance-based compensation” under Section 162(m) and/or deductible by the Company.

While we will continue to monitor our compensation programs in light of Section 162(m), the Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of our company and our stockholders. As a result, the Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of our company and our stockholders.

Human Resources and Compensation Committee Report

The Human Resources and Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included in this Amendment. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Miriam E. John (Chair)

David G. Fubini

Gary S. May

Noel B. Williams

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for service to us during the 11-month period ended January 1, 2016 and, if applicable, fiscal 2015, 2014, and 2013 whether or not such amounts were paid in such year.

Name and principal position	Fiscal Year Ended(1)	Salary($)(2)	Bonus($)(3)	Stock awards($)(4)	Option awards($)(4)	Non- equity incentive plan compensation($)(5)	All other compensation($)(6)	Total($)

Roger A. Krone(7)	1/1/2016	876,923	—	3,478,358	699,493	1,468,720	12,637	6,536,131
Chief Executive Officer	1/30/2015	493,269	1,860,822	2,732,044	396,498	—	57,792	5,540,425

James C. Reagan(8)	1/1/2016	253,846	150,000	1,169,586	278,308	347,079	5,300	2,204,119
Executive Vice President and Chief Financial Officer

Vincent A. Maffeo	1/1/2016	530,769	—	857,329	157,385	537,488	7,954	2,090,925
Executive Vice President and General Counsel	1/30/2015 2/1/2014 1/31/2013	574,723 575,000 594,808	— — —	374,986 937,497 416,679	152,162 312,512 250,001	414,401 383,000 510,000	13,276 58,436 15,069	1,529,548 2,266,445 1,786,557

Jonathan W. Scholl(9)	1/1/2016	262,500	500,000	267,723	346,886	283,664	117,408	1,778,181
Sector President, Health and Infrastructure

Michael E. Leiter	1/1/2016	484,615	—	669,005	157,385	380,000	12,421	1,703,426
Executive Vice President and Head of Integration

Mark W. Sopp	1/1/2016	412,120	—	272,009	—	318,742	1,728,397	2,731,268
Former Executive Vice President and Chief Financial Officer	1/30/2015 2/1/2014 1/31/2013	640,000 658,338 654,263	— — —	541,695 1,612,551 583,345	219,788 537,523 350,001	472,390 298,000 547,000	15,079 125,574 15,181	1,888,952 3,231,986 2,149,790

1.	Compensation is provided only for fiscal years for which an individual qualified as a named executive officer.
2.	Amounts in this column for the 11-month period ended January 1, 2016 for Mr. Sopp includes accrued paid time off payouts of $96,582.
3.	As an inducement to join our company, Mr. Reagan was awarded a $150,000 cash sign-on bonus and Mr. Scholl was awarded a $500,000 cash sign-on bonus. In the fiscal year ended January 30, 2015, Mr. Krone was awarded a $1,200,000 cash sign-on bonus and a guaranteed annual cash incentive in the amount of $660,822 to replace a portion of the value of awards granted by his previous employer that he forfeited upon joining our company.
4.	These columns reflect the grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The awards shown in the “Stock awards” column in the above table for the 11-month period ended January 1, 2016 are restricted stock units and performance share awards, both of which are subject to performance conditions (except for the restricted stock units granted to Mr. Reagan as an inducement to join the company). The grant date fair value for the performance share awards includes both the grant date fair value for the performance share awards granted on March 23, 2015 for the second year performance period related to adjusted operating income and the grant date fair value for the performance share awards granted on April 10, 2015 for the three year performance period related to adjusted operating income and total stockholder return. Because we are required to include both the shares allocated to the second yearly performance period for the performance share awards granted on March 23, 2015 as well as the shares allocated to the entire three year performance period for the performance share awards granted on April 10, 2015, the amounts set forth in the “Stock Awards” column, and correspondingly in the “Total” column, for the 11-month period ended January 1, 2016 are higher than in previous fiscal years for Mr. Krone and Mr. Maffeo who hold both of these awards. Values for all stock awards with a performance condition are computed based upon the probable outcome of the performance conditions as of the grant date of the award. Assuming the highest level of the performance conditions is achieved, the value of stock awards made during the 11-month period ended January 1, 2016 would be as follows: Mr. Krone, $4,667,519; Mr. Reagan, $1,544,360; Mr. Maffeo, $1,162,236; Mr. Scholl, $401,584; Mr. Leiter, $879,749 and Mr. Sopp, $408,013. Because Mr. Sopp terminated employment with the company in July 2015, a portion of the stock awards made to him for the 11-month period ended January 1, 2016 was forfeited. The awards shown in the “Option awards” column are not subject to performance conditions.

For more information regarding our application of FASB ASC Topic 718, including the assumptions used in the calculation of these amounts, please refer to Note 13 of the Notes to Consolidated Financial Statements contained in our Transition Report on Form 10-KT filed with the SEC on February 26, 2016.

5.	Amounts shown in this column represent the actual amounts paid to the named executive officers under our cash incentive award programs for the stated periods The threshold, target and maximum payouts for the most recent fiscal year are shown in the “Grants of Plan Based Awards” table under the column headed “Estimated future payouts under non-equity incentive plan awards.”
6.	Amounts shown in this column for the 11-month period ended January 1, 2016 primarily represent contributions that we made on behalf of the named executive officers under the Leidos Retirement Plan as follows: Mr. Krone, $10,296; Mr. Reagan, $5,300; Mr. Maffeo, $7,954; Mr. Scholl, $5,300; Mr. Leiter, $12,421 and Mr. Sopp, $8,977. In addition, the amount for Mr. Sopp includes a severance payment of $1,711,340 and $8,080 in consulting services, both made pursuant to his Transition Agreement dated January 23, 2015 and the amount for Mr. Scholl includes relocation costs of $75,000 and payments or reimbursements for taxes on imputed income associated with relocation benefits of $37,108.
7.	Mr. Krone became employed by us as our Chief Executive Officer in July 2014; therefore, the amount in the “Salary” column reflects a partial year of service for the fiscal year ended January 30, 2015.
8.	Mr. Reagan became employed by us as our Chief Financial Officer in July 2015; therefore, the amount in the “Salary” column reflects a partial year of service for the 11-month period ended January 1, 2016.
9.	Mr. Scholl became employed by us as our Health and Engineering Sector President in June 2015; therefore, the amount in the “Salary” column reflects a partial year of service for the 11-month period ended January 1, 2016.

Grants of Plan-Based Awards

The following table sets forth information regarding the cash and equity incentive awards made to our named executive officers in the 11-month period ended January 1, 2016 pursuant to our 2006 Equity Incentive Plan, including any portion of such awards deferred into our Key Executive Stock Deferral Plan and Keystaff Deferral Plan.

									All other option awards; number of securities underlying options(3) (#)	All other stock awards; number of shares of stock or units(4) (#)	Exercise or base price of option awards(5) ($/share)	Grant date fair value of stock and option awards(6) ($)
			Estimated future payouts under non- equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)
Name	Award type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Krone	Cash	3/23/2015	594,000	1,100,000	1,732,500	—	—	—	—	—	—	—
	Options	4/10/2015	—	—	—	—	—	—	102,565	—	42.69	699,493
	PRSU	4/10/2015	—	—	—	—	25,768	—	—	—	—	1,100,036
	PSA	3/23/2015	—	—	—	5,459	10,918	16,377	—	—	—	505,067
	PSA	4/10/2015	—	—	—	21,473	42,946	64,419	—	—	—	1,873,255
Mr. Reagan	Cash	7/6/2015	266,369	458,333	721,875	—	—	—	—	—	—	—
	Options	9/11/2015	—	—	—	—	—	—	42,425	—	42.30	278,308
	RSU	9/11/2015	—	—	—	—	—	—	—	9,930	—	420,040
	PSA	9/11/2015	—	—	—	8,275	16,549	24,824	—	—	—	749,546
Mr. Maffeo	Cash	3/23/2015	222,750	412,500	649,688	—	—	—	—	—	—	—
	Options	4/10/2015	—	—	—	—	—	—	23,077	—	42.69	157,385
	PRSU	4/10/2015	—	—	—	—	5,798	—	—	—	—	247,517
	PSA	3/23/2015	—	—	—	2,036	4,071	6,107	—	—	—	188,324
	PSA	4/10/2015	—	—	—	4,832	9,663	14,495	—	—	—	421,488
Mr. Scholl	Cash	4/22/2015	229,762	366,667	577,500	—	—	—	—	—	—	—
	Options	9/11/2015	—	—	—	—	—	—	52,879	—	42.30	346,886
	PSA	9/11/2015	—	—	—	2,956	5,911	8,867	—	—	—	267,723
Mr. Leiter	Cash	3/23/2015	210,375	389,583	613,593	—	—	—	—	—	—	—
	Options	4/10/2015	—	—	—	—	—	—	23,077	—	42.69	157,385
	PRSU	4/10/2015	—	—	—	—	5,798	—	—	—	—	247,517
	PSA	4/10/2015	—	—	—	4,832	9,663	14,495	—	—	—	421,488
Mr. Sopp	Cash	3/23/2015	272,250	504,167	794,063	—	—	—	—	—	—	—
	PSA	3/23/2015	—	—	—	2,940	5,880	8,820	—	—	—	272,009

1.	As described in our Compensation Discussion & Analysis, cash incentive awards paid to our named executive officers for performance during the 11-month period ended January 1, 2016 were based on achievement of pre-established goals. While Mr. Reagan and Mr. Scholl were guaranteed a cash bonus of $266,369 and $229,762, respectively, pursuant to the terms of their employment offers, their actual cash bonus paid was based on performance because we exceeded the various financial goals established for the period. The actual payouts for this period are provided in the “Summary Compensation Table” in the column headed “Non-equity incentive plan compensation.”
2.	The PRSUs in these columns represent restricted stock units which are subject to a performance condition which was met and vesting requirements as follows: 25% of the PRSUs vests on the first, second, third and fourth anniversaries of grant date. The performance share awards in these columns represent the threshold, target and maximum number of shares issuable under three year performance share awards, subject to the Compensation Committee’s discretion to decrease the number of shares that are ultimately issued at the end of the three year performance period. The grant date fair value for the performance share awards granted on March 23, 2015 for the second year performance period related to adjusted operating income based on the probable outcome of the performance condition as of the grant date and the grant date fair value for the performance share awards granted on April 10, 2015 for the three year performance period related to adjusted operating income and total stockholder return are provided in the “Summary Compensation Table” under the column headed “Stock Awards.”
3.	Amounts in this column represent the number of shares of our common stock underlying options. All options vest 25% on the first, second, third and fourth anniversaries of grant date, provided the grantee is still employed with the company on such date. The options granted to Mr. Scholl were granted as an inducement to join our company.
4.	Amounts in this column represent time-based restricted stock units, which were granted to Mr. Reagan as an inducement to join our company. These restricted stock units vest 25% on the first, second, third and fourth anniversaries of grant date, provided the grantee is still employed with the company on such date.
5.	Pursuant to our 2006 Equity Incentive Plan, the option exercise price is set at “fair market value” which is defined under the plan as the closing sales price of our common stock on the NYSE on the trading day before the grant date. The option exercise price for options granted on September 11, 2015 to Mr. Reagan and Mr. Scholl was less than the closing sales price of $42.61 of our common stock on the NYSE on the grant date.
6.	Amounts represent the grant date fair value determined in accordance with FASB ASC Topic 718, based on the probable outcome of the performance condition, if any, on the date of grant. These amounts do not reflect the value that may actually be realized by the recipient and do not reflect changes in our stock price after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding option, restricted stock unit, PRSU and performance share awards issued pursuant to our 2006 Equity Incentive Plan that were held by our named executive officers at the end of the 11-month period ended January 1, 2016, including awards previously deferred under our Key Executive Stock Deferral Plan.

	Option awards(1)					Stock awards
	Grant date	Number of securities underlying unexercised options (exercisable)(#)	Number of securities underlying unexercised options (unexercisable)(#)	Option exercise price($)	Option expiration date	Grant date	Number of shares of stock or units that have not vested(#)(2)	Market value of shares of stock or units that have not vested($)(4)	Equity incentive plan awards; number of unearned shares, units, or other rights that have not vested(#)(3)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested($)(4)
Name

Mr. Krone	7/14/2014	16,800	50,403	36.99	7/13/2021	7/14/2014	12,060	678,496	—	—
	4/10/2015	—	102,565	42.69	4/9/2022	7/14/2014	9,764	549,323	10,918	614,247
	—	—	—	—	—	3/23/2015	12,173	684,853	—	—
	—	—	—	—	—	4/10/2015	25,768	1,449,708	—	—
	—	—	—	—	—	4/10/2015	—	—	42,946	2,416,142

Mr. Reagan	9/11/2015	—	42,425	42.30	9/10/2022	9/11/2015	9,930	558,662	—	—
						9/11/2015	—	—	16,549	931,047

Mr. Maffeo	4/1/2011	48,989	—	43.50	3/31/2018	3/30/2012	3,367	189,410	—	—
	3/30/2012	32,058	21,372	33.96	3/29/2019	4/5/2013	10,626	597,840	—	—
	4/5/2013	19,234	28,853	34.84	4/4/2020	4/5/2013	6,376	358,716	—	—
	10/4/2013	—	9,178	45.97	10/3/2020	10/4/2013	6,111	343,811	—	—
	4/4/2014	6,106	18,318	36.85	4/3/2021	4/4/2014	4,580	257,671	—	—
	4/10/2015	—	23,077	42.69	4/9/2022	4/4/2014	3,640	204,786	4,071	229,034
	—	—	—	—	—	3/23/2015	4,539	255,364	—	—
	—	—	—	—	—	4/10/2015	5,798	326,195	—	—
	—	—	—	—	—	4/10/2015	—	—	9,663	543,640

Mr. Scholl	9/11/2015	—	52,879	42.30	9/10/2022	9/11/2015	—	—	5,911	332,553

Mr. Leiter	12/12/2014	5,000	15,000	42.98	12/11/2021	12/12/2014	2,182	122,759	—	—
	4/10/2015	—	23,077	42.69	4/9/2022	4/10/2015	5,798	326,195	—	—
	—	—	—	—	—	4/10/2015	—	—	9,663	543,640

Mr. Sopp	—	—	—	—	—	4/4/2014	5,259	295,871	—	—
	—	—	—	—	—	3/23/2015	3,259	183,351	—	—

1.	Information in these columns relates to options to purchase shares of common stock held by our named executive officers on January 1, 2016. Options granted prior to fiscal 2014 vest according to the following schedule: 20% of the option grant vests on the first, second and third anniversaries of the grant date, with the remaining 40% vesting on the fourth anniversary of the grant date. Options granted in fiscal 2014 and after vest 25% on the first, second, third and fourth anniversaries of grant date, except for the options granted in October 2013 which vest 100% on the third anniversary of the date of grant.
2.	Information in this column includes (a) restricted stock units held by our named executive officers on January 1, 2016, including restricted stock units subject to a performance condition which has been met, held in our Key Executive Stock Deferral Plan and issued as dividend equivalents and (b) shares deemed earned under the first and second year performance periods for the performance share award granted in fiscal 2015. Restricted stock units granted prior to fiscal 2014 vest according to the following schedule: 20% of the grant vests on the first, second and third anniversaries of grant date, with the remaining 40% vesting on the fourth anniversary of the grant date. Restricted stock units granted in fiscal 2014 and after vest 25% on the first, second, third and fourth anniversaries of the grant date or 100% on the third year anniversary of the date of grant, in each case if the applicable performance condition is met. Performance shares vest 100% on the third year anniversary of the date of grant to the extent earned based on achievement of the applicable performance conditions, subject to the Compensation Committee’s discretion to decrease the number of shares that are ultimately issued at the end of the three year performance period. Any restricted stock units or performance shares previously deferred by our named executive officers are also reflected in “Nonqualified Deferred Compensation.”
3.	Amounts in this column represent (a) for the performance share awards granted in March 2015, the target shares for the third year performance period related to adjusted operating income and (b) for the performance share awards granted in April 2015, the target shares for the three year performance period related to the three year performance period related to adjusted operating income and total stockholder return.
4.	Based on $56.26, the closing sales price of our common stock on the NYSE on December 31, 2015.

Option Exercises and Stock Vested

The following table sets forth information regarding shares of common stock acquired by our named executive officers during the 11-month period ended January 1, 2016 upon the exercise of stock options and the vesting of restricted stock awards or restricted stock units and restricted stock units issued as dividend equivalents, including awards held in our Key Executive Stock Deferral Plan.

	Option awards		Stock awards
Name(1)	Number of shares acquired on exercise (#)	Value realized on exercise($)(2)	Number of shares acquired on vesting (#)(3)	Value realized on vesting($)(2)

Mr. Krone	—	—	4,019	161,926
Mr. Maffeo	—	—	5,233	221,354
Mr. Leiter	—	—	727	40,479
Mr. Sopp	200,876	550,529	7,758	327,644

1.	Mr. Reagan and Mr. Scholl are not included because they did not have any activity reportable in this table.
2.	Based on the closing price of our common stock on the date of exercise or vesting.
3.	Includes stock units held in our Key Executive Stock Deferral Plan and issued as dividend equivalents which vested during the 11-month period ended January 1, 2016. Any stock awards previously deferred by our named executive officers are reflected in the table under the caption “Nonqualified Deferred Compensation” below.

Nonqualified Deferred Compensation

We provided benefits to our named executive officers during the 11-month period ended January 1, 2016 under the following nonqualified deferred compensation plans, which are summarized below:

The Leidos Keystaff Deferral Plan allows eligible participants to elect to defer all or a portion of any cash or vested equity incentive awards granted to them under our cash incentive or stock incentive plans. We make no contributions to participants’ accounts under the Keystaff Deferral Plan, although participant deferrals, which are reflected in dollars, earned market interest during the deferral period until December 31, 2015. Beginning on January 1, 2016, participants can direct their deferrals into investment options similar to those available in the Leidos Retirement Plan, other than the Leidos Stock Funds. Distributions under the Keystaff Deferral Plan are then made to participants in cash. Deferred balances under this plan will generally be paid upon retirement or separation from service.

The Leidos Key Executive Stock Deferral Plan allows eligible participants to elect to defer all or a portion of their cash or certain equity incentive awards granted to them under our cash incentive or stock incentive plans. Participant deferrals generally correspond to stock units of our common stock. Shares equivalent to deferrals may be deposited to a rabbi trust to fund benefits for participants. We make no contributions to participants’ accounts under the Key Executive Stock Deferral Plan. Distributions under the Key Executive Stock Deferral Plan are then made to participants in shares of common stock corresponding to the number of vested stock units held for the participant. Vested deferred balances under this plan will generally be paid upon retirement or separation from service.

The Leidos 401(k) Excess Deferral Plan (Excess Plan) is a pre-tax savings plan that allows eligible participants to defer up to 20% of their eligible compensation. Salary deferrals into the Excess Plan do not start until after an eligible participant has met the annual IRS contribution limit for the Leidos Retirement Plan. Bonuses are not eligible for deferral to the Excess Plan. The investment options in the Excess Plan are similar to those in the Leidos Retirement Plan but do not include the Leidos Stock Funds. Vested deferred balances under this plan will generally be paid following separation from service.

The following table sets forth information regarding deferrals under and aggregate earnings and withdrawals in the 11-month period ended January 1, 2016 through our nonqualified deferred compensation plans in which our named executive officers participate:

Name(1)	Plan	Executive contributions in the 11- month period ended January 1, 2016 ($)(2)	Aggregate earnings in the 11- month period ended January 1, 2016 ($)(3)	Aggregate withdrawals/ distributions in the 11- month period ended January 1, 2016 ($)	Aggregate balance at January 1, 2016 ($)(4)

Mr. Krone	Excess Plan	43,846	(2,049)	—	41,797
Mr. Reagan	Key Executive Stock Deferral Plan	72,670	34,265	—	106,935
Mr. Maffeo	Keystaff Deferral Plan	103,600	22,653	—	775,795
	Key Executive Stock Deferral Plan	239,369	172,404	—	620,125
	Excess Plan	88,462	(46,837)	—	287,703
Mr. Sopp	Key Executive Stock Deferral Plan	327,644	437,187	—	2,477,566

1.	Mr. Scholl and Mr. Leiter are not included because they did not have any activity reportable in this table.
2.	Amounts in this column represent the value of cash or vested stock awards deferred. These amounts are also included as compensation in the “Summary Compensation Table” for prior years.
3.	With respect to the Keystaff Deferral Plan, amounts in this column represent interest earned on cash previously deferred based on Moody’s Seasoned Corporate Bond Rate minus 1% (3.09%). With respect to the Key Executive Stock Deferral Plan, amounts in this column represent the aggregate increases in the value of stock units corresponding to shares of our common stock. The market value of the shares is based upon $56.26, the closing sales price of our common stock on the NYSE on December 31, 2015. With respect to the Excess Plan, amounts in this column represent aggregate returns on the diverse investment options available to eligible participants based on individual participant investment elections. There were no company matching contributions made to our named executive officer accounts under any of our nonqualified deferred compensation plans.
4.	Amounts in this column represent the value of the holder’s accounts as of January 1, 2016. With respect to the Key Executive Stock Deferral Plan, the amounts represent the value of stock units corresponding to shares of common stock held by the named executive officer based on $56.26 per share, the closing sales price of our common stock on the NYSE on December 31, 2015. All amounts in this column were reported as compensation in the “Summary Compensation Table” for prior years. As of January 1, 2016, our named executive officers held the following vested stock units in the Key Executive Stock Deferral Plan: (a) Mr. Reagan, 1,901; (b) Mr. Maffeo, 11,022; and (c) Mr. Sopp, 44,038.

Potential Payments upon Termination or a Change in Control

We are not obligated to offer any kind of severance benefits to our named executive officers solely upon termination of employment.

We have entered into the following agreements and arrangements with our named executive officers that would provide them with certain payments and benefits, which are described below, if we are subject to a change in control:

•	Severance Protection Agreements. We have entered into severance protection agreements with each of our executive officers, including each of the active named executive officers except for Mr. Krone, which provide that if the executive officer is involuntarily terminated without cause or resigns for good reason within a 24-month period following a change in control, he or she will be entitled to receive all accrued salary and a pro rata bonus for the year of termination, plus a single lump sum payment equal to two-and-one-half times the executive officer’s then current salary and bonus amount. The executive officer will also receive such life insurance, disability, medical, dental, vision and hospitalization benefits as are provided to other similarly situated executive officers who continue to be employed for the 30 months following termination and up to 12 months of outplacement counseling. In order to receive the lump sum payment and the 30 months of continued benefits, the executive officer is required to execute a written release of claims. The executive officer is not entitled to receive a “gross up” payment to account for any excise tax that might be payable under the Internal Revenue Code, and the amount of the payments may be reduced by us to the extent necessary to avoid an excise tax.

•	Stock Incentive and Deferred Compensation Plans. Under the terms of our stock incentive and deferred compensation plans, all unvested stock, options and deferred compensation awards held by all participants under those plans, including our named executive officers, are subject to accelerated vesting upon the occurrence of a change in control under certain circumstances. Outstanding stock options, stock awards and stock units issued to the named executive officers under our Key Executive Stock Deferral Plan, generally become fully vested upon the occurrence of a change in control. Our 2006 Equity Incentive Plan generally provides that vesting will accelerate if the holder is involuntarily terminated or terminates his employment for good reason within 18 months following a change in control. For performance share awards issued under our 2006 Equity Incentive Plan, shares would be paid out on an immediate pro rata basis based on the percentage of the performance period completed at the time of the change in control. For performance share awards issued for the 11-month period ended January 1, 2016, if, at the time of the change in control, more than 50 percent of the performance period is completed, the prorated number of shares that would vest is based on company performance up to the date of change in control and if less than 50 percent of the performance period is completed, a prorated target number of shares would vest based on the time elapsed during the performance period.

The following table sets forth our estimates regarding the potential value of any cash payments and benefits and accelerated vesting of equity awards to be received by the active named executive officers (other than Mr. Krone) under the foregoing agreements and plans, assuming that a change in control and qualifying termination occurred on December 31, 2015, the last business day for the 11-month period ended January 1, 2016.

	Severance protection benefits				Accelerated equity awards			Total
Name (1)	Salary and bonus ($) (2)	Pro-rata bonus ($) (3)	Life Insurance and healthcare ($) (4)	Outplacement services ($) (5)	Restricted stock and restricted stock units ($) (6)	Option awards ($) (7)	Performance Share Awards ($) (8)	Applicable scaleback ($) (9)	Total gross severance benefits and equity awards ($) (10)
Mr. Reagan	2,625,000	460,274	93,019	15,000	565,017	592,253	297,359	—	4,647,922
Mr. Maffeo	2,562,500	414,247	140,123	15,000	2,089,468	1,857,897	653,078	(539,066)	7,193,247
Mr. Scholl	2,312,500	368,219	103,298	15,000	—	738,191	106,211	—	3,643,419
Mr. Leiter	2,375,000	391,233	88,067	15,000	457,314	512,355	174,605	—	4,013,574

Totals	9,875,000	1,633,973	424,507	60,000	3,111,799	3,700,696	1,231,253	(539,066)	19,498,162

(1)	Mr. Krone is not included in this table because he does not have a severance protection agreement and the cash payments and benefits and accelerated vesting of equity awards to be received by him would be pursuant to the terms of his employment agreement as set forth in the table below. Further, Mr. Sopp is not included in this table because he terminated employment with us prior to December 31, 2015.
(2)	Amounts in this column represent a single lump sum equal to two-and-one-half times the sum of the named executive officer’s year end salary and target bonus. This amount of the bonus calculated under subsection (b) is referred to as the “Bonus Amount.”
(3)	Amounts in this column represent a pro rata portion of the Bonus Amount to which the named executive officer would be entitled to based on the number of days that elapsed during the 11-month period ended January 1, 2016.
(4)	Amounts in this column represent the estimated value to the named executive officer of life insurance, disability, medical, dental, vision and hospitalization benefits to be received for 30 months following termination.
(5)	Amounts in this column represent the estimated value to the named executive officer of the outplacement counseling services to be provided for 12 months following termination.
(6)	Amounts in this column represent the value of accelerated vesting at the end of the year of (a) shares of restricted stock and restricted stock units (including earned PSUs for grants made prior to the year-end) issued pursuant to the 2006 Equity Incentive Plan, and (b) restricted stock units in our Key Executive Stock Deferral Plan. Values for restricted stock units granted in 2014 and 2015 include accrued cash dividends as of December 31, 2015. For more information regarding the number of shares of unvested stock and stock units held by each of the named executive officers, see the table under the caption “Outstanding Equity Awards at Year-End.”
(7)	Amounts in this column represent the value of accelerated vesting of unvested options to purchase shares of common stock issued pursuant to the 2006 Equity Incentive Plan that were held by the named executive officer at the end of the year. For more information regarding the number of shares underlying unvested options held by each of the named executive officers, see the table under the caption “Outstanding Equity Awards at Year-End.”
(8)	Amounts in this column represent the value of shares underlying outstanding performance share awards issued under our 2006 Equity Incentive Plan. For all executives, values for the 2014 performance shares are based on the actual number of shares that would have been earned based on performance through January 1, 2016. The actual shares earned for the first year of the 2015-2017 performance period is 89.4% of target and for the second year of the 2015-2017 performance period is 111.5% of target. For the 2015 performance shares, all executives would vest in a pro-rated number of shares of their target award as of December 31, 2015.
(9)	Represents amounts of gross severance payments to be reduced to avoid excise taxes which may be payable pursuant to Section 280G of the Internal Revenue Code.
(10)	Amounts in this column represent the gross amount of change in control benefits to be received by the named executive officer, without reflecting any federal and/or state income taxes or golden parachute excise taxes payable with respect to such amounts. In addition to the amounts set forth in the column, our named executive officers would also be entitled to be paid for any unused comprehensive leave time they had accrued.

Mr. Krone’s employment agreement provides that if his employment is terminated by us for reasons other than cause or by Mr. Krone for good reason, he would receive an amount equal to a maximum of two times the sum of his base salary and target bonus. Such payment amount will decline by 1/24 per month after the date Mr. Krone’s employment with us began in July 2014, but will in no event be less than one times the sum of his base salary and target bonus. Such payment will be subject to Mr. Krone’s agreement to release us from any claims. However, if such termination is within three months prior to a change in control or within 24 months after a change in control, Mr. Krone would receive an amount equal to a maximum of two and one half times the sum of his base salary and target bonus. In addition, Mr. Krone would be entitled to receive payment for certain benefits, outplacement services and vesting of all or a portion of his initial equity awards, depending on whether the termination is during a change in control period.

The following table set forth our estimates regarding the potential value of cash payments and benefits and accelerated vesting of equity awards to be received by Mr. Krone under his employment agreement if Mr. Krone’s employment was terminated by us on December 31, 2015, the last business day for the 11-month period ended January 1, 2016 for reasons other than cause or by Mr. Krone for good reason.

	Involuntary Termination Without Cause/
	Termination for Good Reason				Accelerated Equity			Total
Scenario	Salary and bonus ($) (1)	Pro-rata bonus ($) (2)	Life Insurance and healthcare ($) (3)	Outplacement services ($) (4)	Restricted stock and restricted stock units ($) (5)	Option awards ($) (6)	Performance Share Awards ($) (7)	Applicable scaleback ($) (8)	Total gross severance benefits and equity awards ($) (9)
Mr. Krone
Without a CIC	2,150,000	1,468,720	20,355	15,000	701,651	971,266	1,276,296	n/a	6,603,288
With a CIC	5,375,000	1,468,720	112,419	15,000	2,176,096	2,363,073	2,687,517	(974,319)	13,223,506

(1)	Amounts in this column represent single lump sum payments equal to (a) one times (in the event of termination without a CIC) and (b) two-and-one-half times (in the event of termination with a CIC), the sum of Mr. Krone’s year end salary and target bonus.
(2)	Reflects Mr. Krone’s bonus based on actual performance for the shortened 11-month period ended January 1, 2016.
(3)	In event of Mr. Krone’s termination without a CIC, he would be entitled to lump sum payment equal to the product of 12 times his monthly COBRA premiums for health, dental and vision coverage. In the event of Mr. Krone’s termination with a CIC, he would be entitled to a lump sum payment in lieu of continued life, disability, medical, dental and vision coverage for 30 months.
(4)	Represents the estimated value of outplacement counseling services to be provided for 12 months following termination.
(5)	For a termination without a CIC, amounts in this column represent the value of accelerated vesting of Mr. Krone’s July 2014 restricted stock units granted upon his commencement of employment, including accrued cash dividends as of December 31, 2015. For a termination with a CIC, amounts represent the value of accelerated vesting of shares of all restricted stock units (including earned PRSU Awards), including accrued dividends as of December 31, 2015 pursuant to the 2006 Equity Incentive Plan. For more information regarding the number of shares of unvested stock units held by Mr. Krone, see the table under the caption “Outstanding Equity Awards at Year-End.”
(6)	In the event of termination without a CIC, amounts in this column represent the value of the accelerated vesting of Mr. Krone’s unvested options to purchase shares of common stock granted in July 2014 upon his commencement of employment. For a termination with a CIC, amounts represent the value of accelerated vesting of all unvested options held by Mr. Krone at the end of the year issued pursuant to the 2006 Equity Incentive Plan. For more information regarding the number of shares and exercise prices underlying unvested options held see the table under the caption “Outstanding Equity Awards at Year-End.”
(7)	In the event of a termination without a CIC, amounts represent the value of Mr. Krone’s July 2014 performance share grant earned based on actual goal achievement for the first two fiscal years of the performance period including accrued dividends through December 31, 2015. For termination with a CIC, amounts include values for the July 2014 grant earned based on actual goal achievement with the remaining portion of the 2014 award paid at target levels. Mr. Krone would also be entitled to vest in a pro-rated amount of his 2015 performance share award as of December 31, 2015 assuming target level performance achievement. In the event of Mr. Krone’s termination without a CIC, he would also be entitled to continued vesting in all or part of his July 2014 and April 2015 performance share grants on the basis of actual goal achievement following the end of each of the respective performance periods. Assuming target performance is achieved and a $56.26 share price (the closing sales price on December 31, 2015) on the vesting dates at the end of each of the respective performance periods, Mr. Krone would receive an additional $1,441,221 of compensation for continued vesting following an involuntary termination not in connection with a CIC.
(8)	Represents amounts of gross severance payments to be reduced to avoid excise taxes which may be payable pursuant to Section 280G of the Internal Revenue Code.
(9)	Amounts in this column represent the gross amount of benefits to be received by Mr. Krone upon an involuntary termination or termination for good reason. In addition to the benefits valued in this table, Mr. Krone would also be released of any obligation to repay any portion of the cash sign on award and the fully vested shares he received upon his employment with us and entitled to be paid for any unused comprehensive leave time he had accrued.

Treatment of Equity Awards upon Termination

With respect to outstanding equity awards, our executive officers are generally treated in the same way as all other employee award recipients if their employment is terminated due to death, disability, retirement or voluntary departure.

Under our performance share award program, in the event of death, disability, retirement under the continued vesting program as described below or, for performance share awards issued for the 11-month period ended January 1, 2016, involuntary termination without cause, a pro rata number of shares would be paid out based on the actual achievement of the performance goals promptly upon the end of the three-year performance period.

In the case of death or disability, restricted stock, restricted stock units and options will vest immediately and options would remain exercisable for a period of time, depending on the nature of the event and the plan under which the awards were issued.

Under our continued vesting program, employees who retire, including our executive officers, may continue holding and vesting in their stock options if they have held such options for at least 12 months prior to retirement and they retire (i) after age 59 1/2 with at least ten years of service or (ii) after age 59 1/2 when age at termination plus years of service equals at least 70. Our executive officers who retire after reaching the applicable mandatory retirement age, however, will be allowed to continue to vest in such options without regard to the 12 month holding requirement. When an individual becomes eligible for continued vesting under this program, all unvested shares of restricted stock becomes fully vested as of such eligibility date. We have the right to terminate continued vesting if a retiree violates confidentiality, non-solicitation or similar obligations to us.

In any other case, if the employment of an equity award recipient, including an executive officer, is terminated for any reason, all unvested restricted stock, restricted stock units, options and performance share awards are forfeited. Vested options remain exercisable for 90 days or until the option expiration date, if earlier.

Director Compensation

The Board of Directors uses a combination of cash and stock-based incentives to attract and retain qualified candidates to serve as directors. In determining director compensation, the Board of Directors considers the significant amount of time required of our directors in fulfilling their duties, as well as the skill and expertise of our directors. The Human Resources and Compensation Committee periodically reviews director compensation with the assistance of independent compensation consultants and recommends to the Board of Directors the form and amount of compensation to be provided. The director compensation described below represents the total compensation received by our directors in our last fiscal year for their service as directors for both Leidos Holdings, Inc. and Leidos, Inc.

The following is a summary of the compensation that we provide to our non-employee directors:

Cash Compensation

Our directors receive an annual cash retainer for their service on the Board of Directors. For our most recent fiscal year, the 11-month period ended January 1, 2016, our directors were paid a retainer of $50,000 and the Chair of each committee of the Board was paid an additional retainer of $10,000, except that the Chair of the Audit Committee was paid an additional retainer of $20,000 and the Chair of the Human Resources and Compensation Committee was paid an additional retainer of $15,000. The independent Lead Director also receives an additional retainer of $25,000. In addition to the cash retainers, non-employee directors also received $2,000 for each meeting of the Board and committee they attended. We also reimburse our directors for expenses incurred while attending meetings or otherwise performing services as a director.

Equity Compensation

Directors receive annual equity awards under our equity incentive plan. For the 11-month period ended January 1, 2016, each of our directors received equity awards valued at approximately $150,000, two-thirds of which was in the form of restricted stock units and one-third of which was in the form of stock options. These equity awards vest on the earlier of one year from the date of grant or on the date of the next annual meeting of stockholders following the date of grant. If a director retires due to our mandatory retirement policy, the director’s equity awards continue to vest as scheduled and options remain exercisable for the remainder of the option term.

Deferral Plans

The directors are eligible to defer all or any portion of their cash retainers or fees or certain equity compensation into our Keystaff Deferral Plan or Key Executive Stock Deferral Plan, or both. These plans are described in further detail under the caption “Executive Compensation—Nonqualified Deferred Compensation” below.

Stock Ownership Guidelines and Policies

The Board of Directors believes that its members should acquire and hold shares of our stock in an amount that is meaningful and appropriate. To encourage directors to have a material investment in our stock, the Board has adopted stock ownership guidelines that call for directors to hold shares of our stock with a value of at least five times the amount of the annual cash retainer within three years of joining the Board. All of our directors met this requirement in the 11-month period ended January 1, 2016. In addition to these ownership guidelines, our directors are also subject to policies that prohibit certain short-term or speculative transactions in our securities that we believe carry a greater risk of liability for insider trading violations or may create an appearance of impropriety. Our policy requires directors to obtain preclearance from our General Counsel for all transactions in our securities.

The following table sets forth information regarding the compensation earned or paid to our directors for service in our last fiscal year, the 11-month period ended January 1, 2016.

Name (1)	Fees earned or paid in cash ($) (2)	Stock awards ($) (3)	Option awards ($) (4)	Total ($)

David G. Fubini	84,000	100,000	50,084	234,084
John J. Hamre	90,000	100,000	50,084	240,084
Miriam E. John	105,000	100,000	50,084	255,084
John P. Jumper	76,000	100,000	50,084	226,084
Harry M. J. Kraemer, Jr.	120,000	100,000	50,084	270,084
Gary S. May	91,695	130,993	65,592	288,280
Lawrence C. Nussdorf	141,000	100,000	50,084	291,084
Robert S. Shapard	108,000	100,000	50,084	258,084
Noel B. Williams	90,000	100,000	50,084	240,084

1.	Roger A. Krone, our Chief Executive Officer, is not included in this table because he did not receive additional compensation for his services as a director.
2.	Amounts in this column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director for annual retainer fees, committee and/or chair fees and meeting fees. The directors are eligible to defer such cash fees into our Keystaff Deferral Plan and Key Executive Stock Deferral Plan. Director fees that are deferred into the Key Executive Stock Deferral Plan result in stock units of equal value based on the closing sales price of our common stock on the second business day of the calendar quarter. Dr. John and Mr. Kraemer elected to defer all of their fees earned for the 11-month period ended January 1, 2016 into our Keystaff Deferral Plan.
3.	Amounts in this column reflect the grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). For more information regarding our application of FASB ASC Topic 718, including the assumptions used in the calculations of these amounts, see Note 13 of Notes to Consolidated Financial Statements included in our Transition Report on Form 10-KT as filed with the SEC on February 26, 2016. For the 11-month period ended January 1, 2016, each of our non-employee directors received 2,337 restricted stock units. In addition, new board member Dr. May also received an additional pro-rata grant of 726 restricted stock units for his service on the board prior to the annual grant date. The directors are eligible to defer such restricted stock units into our Key Executive Stock Deferral Plan and Mr. Kraemer elected to defer his restricted stock unit award into such plan. As of January 1, 2016, the following non-employee directors held the following number of unvested stock units, including unvested stock units held in our Key Executive Stock Deferral Plan:

Name	Unvested stock units (#)
David G. Fubini	2,337
John J. Hamre	2,337
Miriam E. John	2,337
John P. Jumper	119,959	*
Harry M. J. Kraemer, Jr.	2,337
Gary S. May	2,337
Lawrence C. Nussdorf	2,337
Robert S. Shapard	2,337
Noel B. Williams	2,337

*	Some of the unvested stock units held by Mr. Jumper were issued to him in respect of his service as our Chief Executive Officer.

4.	Amounts in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. For more information regarding our application of FASB ASC Topic 718, including the assumptions used in the calculations of these amounts, see Note 13 of Notes to Consolidated Financial Statements included in our Transition Report on Form 10-KT as filed with the SEC on February 26, 2016. Option awards granted to directors vest on the earlier of one year from the date of grant or on the date of the next annual meeting of stockholders following the date of grant.

During the 11-month period ended January 1, 2016, our non-employee directors were each issued options to purchase 7,777 shares of our common stock. In addition, new board member Dr. May also received an additional pro-rata grant of options to purchase 2,683 shares of our common stock for his service on the board prior to the annual grant date. As of January 1, 2016, our non-employee directors held vested and unvested options to purchase the following number of shares of our common stock:

Name	Aggregate shares subject to outstanding options (#)
David G. Fubini	23,910
John J. Hamre	34,244
Miriam E. John	34,244
John P. Jumper	288,920	*
Harry M. J. Kraemer, Jr.	34,244
Gary S. May	10,460
Lawrence C. Nussdorf	34,244
Robert S. Shapard	23,910
Noel B. Williams	23,910

*	Some of the stock options held by Mr. Jumper were issued to him in respect of his service as our Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

None of the members of our Human Resources and Compensation Committee has, at any time, been an officer or employee of ours. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Human Resources and Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Equity Compensation Plans

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

Stock Ownership of Certain Beneficial Owners

The following table provides information regarding the beneficial ownership of each person known by Leidos to beneficially own more than five percent of Leidos common stock as of April 1, 2016.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Vanguard Fiduciary Trust Company 500 Admiral Nelson Boulevard, Malvern, PA 19355	7,152,546 shares	(1)	9.92%
The Vanguard Group 100 Vanguard Blvd., Malvern, PA 19355	5,558,834 shares	(2)	7.71%
BlackRock Inc. 55 East 52nd Street, New York, NY 10055	4,660,329 shares	(3)	6.50%
FMR LLC 245 Summer Street, Boston, MA 02210	3,662,484 shares	(4)	5.08%

(1)	According to a Schedule 13G/A filed with the SEC by Vanguard on February 9, 2016, these shares are held by Vanguard Fiduciary Trust Company as trustee of the Leidos Retirement Plan and as of December 31, 2015, all such shares have been allocated to plan participants. Subject to ERISA, Vanguard votes these shares as directed by the plan participants. Accordingly, Vanguard has shared voting and dispositive power with respect to these shares. Shares held by Vanguard are also included in the amounts held by individuals and the group set forth in the table below.
(2)	Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on February 10, 2016 in which The Vanguard Group, an investment adviser filing on behalf of itself and two wholly-owned subsidiaries, reported that it has sole voting power over 47,044 shares, shared voting power over 3,600 shares, sole dispositive power over 5,511,990 shares and shared dispositive power over 46,844 shares.
(3)	Information shown is based on information reported by the filer on a Schedule 13G/A filed with the SEC on February 10, 2015 in which BlackRock, Inc., a holding company filing on behalf of itself and various subsidiaries, reported that it has sole voting power over 4,406,781 shares and sole dispositive power over 4,660,329 shares.
(4)	Information shown is based on information reported by the filer on a Schedule 13G filed with the SEC on February 12, 2016 in which FMR, LLC, a parent holding company filing on behalf of itself and various subsidiaries and affiliates and other companies, reported that it has sole voting power over 435,755 shares and sole dispositive power over 3,662,484 shares.

Stock Ownership of Directors and Officers

The following table sets forth, as of April 1, 2016, the beneficial ownership of Leidos common stock by Leidos’ directors and named executive officers, and all of Leidos’ directors and executive officers as a group. None of these individuals beneficially owns more than one percent of Leidos common stock. As a group, Leidos’ directors and executive officers beneficially own approximately 1.77 percent of Leidos common stock. Unless otherwise indicated, each individual has sole investment power and sole voting power with respect to the shares beneficially owned by such person, except for such power that may be shared with a spouse. No shares have been pledged.

Beneficial Owner	Common stock		Stock units (1)	Option shares and restricted stock units (2)	Total shares beneficially owned
Directors
David G. Fubini	5,048		—	16,133	21,181
John J. Hamre	3,874		41,030	26,467	71,371
Miriam E. John	—		45,951	26,467	72,418
John P. Jumper	81,780	(3)	5,034	415,256	502,070
Harry M. J. Kraemer, Jr.	58,187		69,533	26,467	154,187
Gary S. May	726		—	2,683	3,409
Lawrence C. Nussdorf	18,226		—	26,467	44,693
Robert S. Shapard	9,048		—	16,133	25,181
Noel B. Williams	5,048		—	16,133	21,181
Named Executive Officers
Roger A. Krone	69,448		—	48,883	118,331
James C. Reagan	2,600		5,729	—	8,329
Vincent A. Maffeo	21,262		11,092	147,809	180,163
Jonathan W. Scholl	—		—	—	—
Michael E. Leiter	484		—	12,218	12,702
Mark W. Sopp	24,887		—	—	24,887
All directors and executive officers as a group (16 persons)	291,894		181,306	815,355	1,288,555

(1)	Represents vested stock units attributable to the individual or the group in the Key Executive Stock Deferral Plan and the Management Stock Compensation Plan. Shares held in these plans are voted by the trustee in the same proportion as all other stockholders collectively vote their shares of common stock.
(2)	Shares subject to options exercisable or restricted stock units subject to vesting, both within 60 days following April 1, 2016.
(3)	Includes 50,050 shares held in family trusts.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The Board of Directors has adopted written policies and procedures for the review and approval of transactions between us and certain “related parties,” which are generally considered to be our directors and executive officers, nominees for director, holders of five percent or more of our outstanding capital stock and members of their immediate families. The Board of Directors has delegated to the Ethics and Corporate Responsibility Committee the authority to review and approve the material terms of any proposed related party transaction. If a proposed related party transaction involves a non-employee director or nominee for election as a director and may be material to a consideration of that person’s independence, the matter is also considered by the Chair of the Board of Directors and the Chair of the Nominating and Corporate Governance Committee.

In determining whether to approve or ratify a related party transaction, the Ethics and Corporate Responsibility Committee considers, among other factors it deems appropriate, the potential benefits to us, the impact on a director’s or nominee’s independence or an executive officer’s relationship with or service to us, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. In deciding to approve a transaction, the Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related party. Any transactions involving the compensation of executive officers, however, are to be reviewed and approved by the Human Resources and Compensation Committee. If a related party transaction will be ongoing, the Ethics and Corporate Responsibility Committee may establish guidelines to be followed in our ongoing dealings with the related party. Thereafter, the Ethics and Corporate Responsibility Committee will review and assess ongoing relationships with the related party on at least an annual basis to determine whether they are in compliance with the Committee’s guidelines and that the related party transaction remains appropriate.

We engage in transactions and have relationships with many entities, including educational and professional organizations, in the ordinary course of our business. Some of our directors, executive officers or their immediate family members may be directors, officers, partners, employees or stockholders of these entities. We carry out transactions with these firms on customary terms. There were no transactions during the 11-month period ended January 1, 2016 in which any related party had a direct or indirect material interest.

Director Independence

The Board of Directors annually determines the independence of each of our directors and nominees in accordance with the Corporate Governance Guidelines. These guidelines provide that “independent” directors are those who are independent of management and free from any relationship that, in the judgment of the Board of Directors, would interfere with their exercise of independent judgment. No director qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization with which we have a relationship). The Board of Directors has established independence standards set forth in the Corporate Governance Guidelines that include all elements of independence required by the listing standards of the New York Stock Exchange, or NYSE.

All members of the Audit, Human Resources and Compensation and Nominating and Corporate Governance Committees must be independent directors as defined by the Corporate Governance Guidelines. Members of the Audit Committee must also satisfy a separate independence requirement pursuant to the Securities Exchange Act of 1934 which requires that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from us or any of our subsidiaries other than their directors’ compensation or be an affiliated person of ours or any of our subsidiaries.

Each year, our directors are obligated to complete a questionnaire which requires them to disclose any transactions with us in which the director or any member of his or her immediate family might have a direct or potential conflict of interest. Based on its review of an analysis of the responses, the Board of Directors determined that all directors are independent under its guidelines and free from any relationship that would interfere with the exercise of their independent judgment, except for John P. Jumper and Roger A. Krone because of their roles as our former and current Chief Executive Officer, respectively.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

Aggregate fees billed for the 11-month period ended January 1, 2016 and the fiscal year ended January 30, 2015 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates (collectively, the “Deloitte Entities”), were as follows:

	11-month period ended January 1, 2016	2015
Audit Fees (1)	$4,368,000	$4,554,000
Tax Fees (2)	$73,600	$379,000
All Other Fees (3)	$7,500	$7,500
Total Fees	$4,449,100	$4,940,500

1.	Audit fees include professional services rendered for the audit of the annual consolidated financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and review of quarterly consolidated financial statements. Audit fees also include services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including statutory audits.
2.	Tax fees include a variety of permissible tax services related to preparation and/or review of statutory tax filings within U.S., foreign and state jurisdictions, general tax advisory services (including research and discussions related to tax compliance matters), tax planning and assistance with transfer pricing documentation and dispositions.
3.	All other fees relate to the purchase of accounting-related research software.

The Audit Committee has considered whether the above services provided by the Deloitte Entities are compatible to maintaining the independence of the Deloitte Entities. The Audit Committee has the responsibility to pre-approve all audit and non-audit services to be performed by the independent registered public accounting firm in advance. Further, the Chair of the Audit Committee has the authority to pre-approve audit and non-audit services, as necessary, between regular meetings of the Audit Committee, provided that any such services so pre-approved shall be disclosed to the full Audit Committee at its next scheduled meeting. All of the Audit, Tax and All Other Fees set forth above were pre-approved by one of these means.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report:

1. Financial Statements

The financial statements are included in Item 8 of the Original Transition Report 10-K Filing.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit

2.1	Distribution Agreement dated September 25, 2013. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

2.2	Agreement and Plan of Merger, dated January 26, 2016, among Leidos Holdings, Inc., Lockheed Martin Corporation, Abacus Innovations Corporation, and Lion Merger Co. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

2.3	Separation Agreement, dated January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2016.

3.3	Amended and Restated Certificate of Incorporation of Leidos, Inc. Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.4	Amended and Restated Bylaws of Leidos, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

4.1	Indenture dated June 28, 2002, between Leidos, Inc. and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on July 3, 2002, with the SEC. (SEC File No. 000-12771)

4.2	First Supplemental Indenture, dated October 13, 2006, by and among Leidos, Inc., Leidos Holdings, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as filed on October 17, 2006, with the SEC. (SEC File No. 001-33072)

4.3	Indenture dated as of December 20, 2010, among Leidos Holdings, Inc., Leidos, Inc., and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed on December 22, 2010, with the SEC.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.2*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibits 10.2 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.4 * **	Amended and Restated Leidos, Inc.’s Keystaff Deferral Plan.

10.5 * **	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan.

10.6*	Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.7*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.8*	Form of Stock Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, as filed on December 9, 2009, with the SEC.

10.9*	Form of Stock Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, as filed on December 9, 2009,with the SEC.

10.10*	Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.11*	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.12*	Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, as filed on June 3, 2011, with the SEC.

10.13*	Form of Amendment to Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012). Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2012, as filed on June 1, 2012, with the SEC.

10.14*	Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.15*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K as filed with the SEC on March 27, 2014.

10.16*	Form of Restricted Unit Award Agreement (Management) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed as with the SEC on March 27, 2014.

10.17*	Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010, as filed on June 4, 2010, with the SEC.

10.18	Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Leidos Holdings, Inc., as borrower, Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K as filed on March 15, 2011, with the SEC.

10.19*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.20 * **	Form of Severance Protection Agreement.

10.21	Deferred Prosecution Agreement between Leidos, Inc. and the U.S. Attorney’s Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2012, with the SEC.

10.22	Administrative Agreement between Leidos, Inc. and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2012, with the SEC.

10.23	Employee Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.24	Tax Matters Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.25	Transition Services Agreement dated September 25, 2013. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

10.26	Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2013.

10.27††	Confirmation, dated December 13, 2013, regarding Issuer Forward Repurchase Transaction between Leidos Holdings, Inc. and Bank of America, N.A. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.28*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2014.

10.29	Amendment No. 2 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No. 1 dated April 19, 2013, among Leidos Holdings, Inc., as borrower, and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 20, 2014.

10.30*	Transition Agreement, dated January 23, 2015, between Leidos Holdings, Inc. and Mark W. Sopp. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 29, 2015.

10.31*	Form of Performance Share Award Agreement of Leidos Holdings, Inc.‘s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015). Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.32*	Memorandum of Understanding, executed on March 24, 2014, between the Company and K. Stuart Shea. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on June 4, 2014.

10.33	Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated March 24, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

10.34*	Employment Offer Letter dated June 9, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2015.

10.35	Amendment to Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated July 17, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2015.

10.36	Fourth Amendment to Purchase and Sale Agreement dated August 31, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 8, 2015.

10.37	Amendment No. 3 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No. 1 dated April 19, 2013, and Amendment No. 2 dated as of October 17, 2014, among Leidos Holdings, Inc., as borrower and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

18 **	Preferability Letter.

21 **	Subsidiaries of Registrants.

23.1 **	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Patent License and Assignment Agreement dated as of August 12, 2005, between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.2†	Amendment No. 1 dated as of November 2, 2006, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.3	Amendment No. 2 dated as of March 12, 2008, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

99.4†	Professional Services Contract effective September 7, 1999, between Leidos, Inc. and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to Leidos Holdings, Inc.’s Annual Report on Form 10-K as filed on April 1, 2010, with the SEC.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements
**	Previously filed with our original Transition Report on Form 10-K on February 26, 2016.
†	Confidential treatment has been granted with respect to certain portions of these exhibits.
††	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan
Executive Vice President and Chief Financial Officer

Dated: April 28, 2016

Leidos, Inc.

By	/s/ James C. Reagan
James C. Reagan
Executive Vice President and Chief Financial Officer

Dated: April 28, 2016

