Form 10-Q
period 2016-04-01
Leidos Holdings, Inc.; Leidos, Inc.
filed 2016-04-28
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of April 20, 2016, was as follows:

Leidos Holdings, Inc.	72,672,491 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 1, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$609	$656
Receivables, net	874	921
Inventory, prepaid expenses and other current assets	225	216
Assets held for sale	95	—
Total current assets	1,803	1,793
Property, plant and equipment (less accumulated depreciation and amortization of $267 million and $272 million at April 1, 2016, and January 1, 2016, respectively)	136	142
Goodwill and intangible assets, net	1,231	1,232
Deferred income taxes	7	8
Other assets	214	195
	$3,391	$3,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$707	$769
Accrued payroll and employee benefits	216	268
Notes payable and long-term debt, current portion	2	2
Liabilities held for sale	80	—
Liabilities of discontinued operations	—	1
Total current liabilities	1,005	1,040
Notes payable and long-term debt, net of current portion	1,089	1,079
Other long-term liabilities	195	183
Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at April 1, 2016, and January 1, 2016	—	—
Common stock, $.0001 par value, 500 million shares authorized, 72 million shares issued and outstanding at April 1, 2016, and January 1, 2016	—	—
Additional paid-in capital	1,359	1,353
Accumulated deficit	(251)	(277)
Accumulated other comprehensive loss	(6)	(8)
Total stockholders’ equity	1,102	1,068
	$3,391	$3,370

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions, except per share amounts)
Revenues	$1,312	$1,246
Costs and expenses:
Cost of revenues	1,154	1,093
Selling, general and administrative expenses	60	75
Acquisition and integration costs	9	—
Asset impairment charges	—	40
Operating income	89	38
Non-operating expense:
Interest expense, net	(11)	(14)
Other expense, net	—	(1)
Income from continuing operations before income taxes	78	23
Income tax expense	(29)	—
Income from continuing operations	49	23
Discontinued operations:
Income tax benefit	—	18
Income from discontinued operations	—	18
Net income	$49	$41
Earnings per share:
Basic:
Income from continuing operations	$0.68	$0.32
Income from discontinued operations	—	0.24
	$0.68	$0.56
Diluted:
Income from continuing operations	$0.66	$0.31
Income from discontinued operations	—	0.24
	$0.66	$0.55
Weighted average number of common shares outstanding:
Basic	72	73
Diluted	74	75

Cash dividends declared per share	$0.32	$0.32

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Net income	$49	$41
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(2)
Deferred taxes	(1)	1
Foreign currency translation adjustments, net of tax	2	(1)
Pension liability adjustments, net of tax	—	(1)
Total other comprehensive income (loss), net of tax	2	(2)
Comprehensive income	$51	$39

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Cash flows from operations:
Net income	$49	$41
Income from discontinued operations	—	(18)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	8	12
Stock-based compensation	8	6
Asset impairment charges	—	40
Other	(2)	(1)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(48)	17
Inventory, prepaid expenses and other current assets	(11)	(29)
Accounts payable and accrued liabilities	18	30
Accrued payroll and employee benefits	(51)	(59)
Deferred income taxes and income taxes receivable/payable	13	(75)
Other long-term assets/liabilities	(2)	(6)
Total cash flows used in operating activities of continuing operations	(18)	(42)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(4)	(3)
Net proceeds from sale of assets	3	—
Other	—	1
Total cash flows used in investing activities of continuing operations	(1)	(2)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(1)	(29)
Sales of stock and exercises of stock options	2	1
Repurchases of stock and stock received for tax withholdings	(9)	(6)
Dividend payments	(23)	(24)
Other	4	1
Total cash flows used in financing activities of continuing operations	(27)	(57)
Decrease in cash and cash equivalents from continuing operations	(46)	(101)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total decrease in cash and cash equivalents	(47)	(82)
Cash and cash equivalents at beginning of period	656	459
Cash and cash equivalents at end of period	$609	$377

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 1, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$609	$656
Receivables, net	874	921
Inventory, prepaid expenses and other current assets	225	216
Assets held for sale	95	—
Total current assets	1,803	1,793
Property, plant and equipment (less accumulated depreciation and amortization of $267 million and $272 million at April 1, 2016, and January 1, 2016, respectively)	136	142
Goodwill and intangible assets, net	1,231	1,232
Deferred income taxes	7	8
Other assets	214	195
Note receivable from Leidos Holdings, Inc.	1,611	1,593
	$5,002	$4,963
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$707	$769
Accrued payroll and employee benefits	216	268
Notes payable and long-term debt, current portion	2	2
Liabilities held for sale	80	—
Liabilities of discontinued operations	—	1
Total current liabilities	1,005	1,040
Notes payable and long-term debt, net of current portion	1,089	1,079
Other long-term liabilities	195	183
Commitments and contingencies (Notes 10 and 11)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at April 1, 2016, and January 1, 2016	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,512	2,462
Accumulated other comprehensive loss	(6)	(8)
Total stockholder's equity	2,713	2,661
	$5,002	$4,963

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Revenues	$1,312	$1,246
Costs and expenses:
Cost of revenues	1,154	1,093
Selling, general and administrative expenses	60	75
Acquisition and integration costs	9	—
Asset impairment charges	—	40
Operating income	89	38
Non-operating expense:
Interest expense, net	(9)	(11)
Other expense, net	—	(1)
Income from continuing operations before income taxes	80	26
Income tax expense	(30)	(1)
Income from continuing operations	50	25
Discontinued operations:
Income tax benefit	—	18
Income from discontinued operations	—	18
Net income	$50	$43

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Net income	$50	$43
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(2)
Deferred taxes	(1)	1
Foreign currency translation adjustments, net of tax	2	(1)
Pension liability adjustments, net of tax	—	(1)
Total other comprehensive income (loss), net of tax	2	(2)
Comprehensive income	$52	$41

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Cash flows from operations:
Net income	$50	$43
Income from discontinued operations	—	(18)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	8	12
Stock-based compensation	8	6
Asset impairment charges	—	40
Other	(3)	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(48)	17
Inventory, prepaid expenses and other current assets	(11)	(29)
Accounts payable and accrued liabilities	18	30
Accrued payroll and employee benefits	(51)	(59)
Deferred income taxes and income taxes receivable/payable	13	(75)
Other long-term assets/liabilities	(2)	(6)
Total cash flows used in operating activities of continuing operations	(18)	(42)
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	6	15
Payments on obligations of Leidos Holdings, Inc.	(32)	(43)
Expenditures for property, plant and equipment	(4)	(3)
Net proceeds from sale of assets	3	—
Other	—	1
Total cash flows used in investing activities of continuing operations	(27)	(30)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(1)	(29)
Total cash flows used in financing activities of continuing operations	(1)	(29)
Decrease in cash and cash equivalents from continuing operations	(46)	(101)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total decrease in cash and cash equivalents	(47)	(82)
Cash and cash equivalents at beginning of period	656	459
Cash and cash equivalents at end of period	$609	$377

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Summary of Significant Accounting Policies:
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering services and solutions that leverage expertise in the national security, health, and infrastructure markets. Leidos, Inc. provides these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS") and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and combined notes thereto included in the Company’s Transition Report on Form 10-K filed on February 26, 2016.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents and long-term investments, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair values. The carrying value of the Company's notes receivable as of April 1, 2016 of $95 million approximate fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs). As of April 1, 2016, the fair value of notes payable and long-term debt was $1.07 billion with the carrying value reported in the condensed consolidated balance sheets at cost of $1.09 billion.
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
The Company's financial instruments measured at fair value on a recurring basis using Level 2 inputs consisted of the Company's interest rate swaps on its $450 million fixed rate 4.45% notes maturing in December 2020 (see "Note 4–Derivative Instruments and Hedging Activities"). At April 1, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At April 1, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to income from continuing operations of $8 million and an increase of $0.07 per diluted share for the quarter ended April 1, 2016, and a net increase to income from continuing operations of $4 million and an increase of $0.04 per diluted share for the quarter ended April 3, 2015.
Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Accrued dividends declared	$—	$25
Cash paid for interest	$13	$—
Cash paid for income taxes, net of refunds (including discontinued operations)	$17	$60

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update eliminates separate presentation for debt issuance costs as an asset and requires issuance costs to be reported in the balance sheet as a direct reduction to the face amount of the associated debt. The Company adopted this ASU, which is to be applied retrospectively, during the quarter ended April 1, 2016. This resulted in a reclassification of deferred financing costs related to the Company's notes of $7 million from "Other assets" to "Notes payable and long-term debt, net of current portion" in the Company's condensed consolidated balance sheets as of January 1, 2016.
The Company adopted various other accounting standards updates that were issued in the first quarter of 2016, none of which had a material effect on the Company's condensed consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (i.e. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016 to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. The Company is still evaluating the provisions of ASU 2014-09 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will supersede the current lease guidance under ASC 840 and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation in the balance sheet, classified as financing or operating, as appropriate. The standard requires adoption under the modified retrospective approach, and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the provisions of ASU 2016-02 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU No. 2016-09 Stock Compensation (Topic 718). This ASU makes several changes to the tax impact and financial statement presentation related to stock based compensation. Additionally, the ASU provides a practical expedient to allow a Company to recognize forfeitures as they occur in lieu of applying an estimated forfeiture rate to the population. The ASU is effective for reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the provisions of ASU 2016-09 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Various other accounting standards updates were issued but are not effective for the Company until periods subsequent to April 1, 2016. The Company is still evaluating the guidance or does not expect these updates to have a material impact on its condensed consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2–Lockheed Martin Transaction:
On January 26, 2016, Leidos announced that it had entered into a definitive agreement (the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"), Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"), and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the “Transactions.”
In the Transactions, (i) Lockheed Martin will transfer the ISGS Business to Splitco, (ii) Lockheed Martin will distribute Splitco’s stock to Lockheed Martin’s stockholders, at Lockheed Martin’s option, by way of a pro rata dividend or an exchange offer (the "Distribution"), and (iii) Merger Sub will merge with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the Transactions, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos’ existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.
Prior to the Distribution, Splitco will incur third-party debt financing in an aggregate principal amount of approximately $1.8 billion (the “Splitco Debt”) and immediately thereafter, Lockheed Martin will transfer the Splitco Assets to Splitco and Splitco will make a special cash payment to Lockheed Martin of $1.8 billion, subject to adjustment based on Splitco’s cash and working capital at the time of the Distribution (the "Special Cash Payment"). Splitco has entered into commitment letters with certain financial institutions to provide for the Splitco Debt.
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos expects to declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowings and cash on hand.
On January 26, 2016, the Company and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Splitco to finance the amount of the Splitco Debt and to provide financing to Leidos to fund the special dividend of approximately $1.03 billion to its stockholders.
Following the consummation of the Transactions, Leidos and Splitco, which would then be a wholly-owned subsidiary of Leidos, will have incurred approximately $2.5 billion of new indebtedness in the form of term loans. In connection with the Transactions, the Company expects to enter into a new $750 million senior revolving credit facility, which will replace its existing revolving credit facility.
The Company expects to incur significant integration and transaction costs in connection with the Transactions and related transactions during the remainder of fiscal 2016 and in fiscal 2017.
Completion of the Transactions is expected in the latter half of 2016. Consummation of the Transactions is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in other jurisdictions, (3) the effectiveness of registration statements initially filed with the SEC on April 18, 2016, (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"), (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes, and (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type. There can be no assurance the Transactions will be consummated.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Transactions, certain additional agreements have been or will be entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.
During the quarter ended April 1, 2016, the Company incurred the following acquisition and integration costs in connection with the Transactions:

Three Months Ended
April 1, 2016
(in millions)
Strategic acquisition and integration advisory services	$3
Legal and accounting services	5
Other integration costs	1
Total acquisition and integration costs	$9
Note 3–Divestitures:
Dispositions
In February 2015, the Company committed to a plan to dispose of a business, historically included within the Company’s Health and Infrastructure Sector segment, that is primarily focused on providing design, build and heavy construction engineering services. The Company has presented the associated assets and liabilities of the business as "Held for Sale" in the Company's condensed consolidated balance sheets as of April 1, 2016 as it is probable the sale will close within one year. "Receivables, net" and "Accounts payable and accrued liabilities" of $94 million and $80 million, respectively, represent the major classes of assets and liabilities classified as held for sale. The planned disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly was not presented as discontinued operations. The sale was completed on April 15, 2016, see "Note 12–Subsequent Events".
Plainfield Renewable Energy Holdings LLC
In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of the equity membership interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield") resulting in an approximate $40 million impairment charge in the Company's Health and Infrastructure Sector segment in January 2015 to adjust the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business (Level 1). The Company recorded the tangible asset impairment charges in "Asset impairment charges" in the Company’s condensed consolidated statements of income.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments, and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of approximately $29 million and a secured promissory note for approximately $73 million, net of discount (the “Note”). The Note allows for a six-month deferral of certain payments due on January 2016 and July 2016. In January 2016, the Company was notified by the buyer that the interest payment due on January 24, 2016, will be deferred to the next payment due date in July 2016. As of April 1, 2016, the Company expects the Note to be collectible in full.
Discontinued Operations
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The operating results of the Company's discontinued operations discussed above for the periods presented were as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Revenues	$3	$8
Costs and expenses:
Cost of revenues	3	7
Selling, general and administrative expenses	—	3
Operating loss	$—	$(2)
Non-operating income	$—	$2
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item). The fair value of the interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate, the six-month LIBOR rate, subsequent to the inception of the interest rate swaps through the reporting date. The fair value adjustment to the interest rate swap and the underlying debt was $11 million for the quarter ended April 1, 2016. The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheets is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	April 1, 2016	January 1, 2016	Balance sheet line item	April 1, 2016	January 1, 2016
(in millions)
Other assets	$19	$8	Notes payable and long-term debt, net of current portion	$19	$8
Note 5–Related Party Transactions:
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $450 million 4.45% notes and $300 million 5.95% notes. These notes have been reflected as debt of Leidos, Inc. in these condensed consolidated financial statements. Leidos, Inc. has fully and unconditionally guaranteed any borrowings under Leidos’ amended and restated revolving credit facility maturing in 2018. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million 5.50% notes and $250 million 7.13% notes.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. The note receivable also includes the distribution of the assets and liabilities of New SAIC that occurred at the time of the separation in September 2013. As of April 1, 2016, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.6 billion.
Note 6–Accumulated Other Comprehensive Loss:
The components of accumulated other comprehensive loss were as follows:

	April 1, 2016	January 1, 2016
	(in millions)
Foreign currency translation adjustments, net of taxes of $(1) million as of April 1, 2016	$2	$—
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of April 1, 2016, and January 1, 2016	(4)	(4)
Unrecognized net loss on defined benefit plan, net of taxes of $3 million as of April 1, 2016, and January 1, 2016	(4)	(4)
Total accumulated other comprehensive loss, net of taxes of $5 million and $6 million as of April 1, 2016, and January 1, 2016, respectively	$(6)	$(8)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt for the quarter ended April 1, 2016, and April 3, 2015, were not material. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the quarter ended April 1, 2016, and April 3, 2015. Reclassifications for unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 7–Restructuring Expenses:
In fiscal 2014, in anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post spin-off. The Company reduced headcount and reduced its real estate footprint by vacating facilities that are not necessary for its future requirements. The Company has continued its real estate optimization initiatives post separation to improve its cost profile and has exited real estate leases and incurred restructuring charges consisting of various expenses such as lease termination fees, asset impairment charges and lease vacancy reserves.
For the quarter ended April 3, 2015, the Company incurred $2 million of lease termination expenses in its Corporate and Other segment related to an adjustment to reserves established in prior years for loss on leases in connection with vacating facilities and revised sublease income assumptions from the spin-off of New SAIC. The restructuring liability for lease termination expenses as of April 1, 2016, decreased by $1 million to $6 million from January 1, 2016, due to the relief of the liability from the related rent cash payments. The Company expects the restructuring liability to be fully settled beyond one year and expects to incur additional facility restructuring costs in connection with the Transactions (see "Note 2–Lockheed Martin Transaction").
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Basic weighted average number of shares outstanding	72	73
Dilutive common share equivalents—stock options and other stock awards	2	2
Diluted weighted average number of shares outstanding	74	75
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the quarter ended April 1, 2016, there were a total of 1 million outstanding stock options and vesting stock awards that were antidilutive for the period. For the quarter ended April 3, 2015, there were 1 million of outstanding stock option awards that were antidilutive.
Note 9–Business Segments:
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
During the first quarter, the Company entered into an agreement to sell its design, build and heavy construction engineering business (see "Note 3–Divestitures"). This transaction will allow the Company to better focus its engineering efforts in the utility and broader infrastructure markets. Accordingly, the reportable segment of Health and Engineering was renamed as Health and Infrastructure Sector ("HIS"). The Company has the following reportable segments: National Security Solutions, Health and Infrastructure Sector, and Corporate and Other.
The segment information for the periods presented was as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Revenues:
National Security Solutions	$898	$862
Health and Infrastructure Sector	414	385
Corporate and Other	—	(1)
Total revenues	$1,312	$1,246

Operating income (loss):
National Security Solutions	$72	$62
Operating income margin	8.0%	7.2%
Health and Infrastructure Sector	36	(7)
Operating income (negative) margin	8.7%	(1.8)%
Corporate and Other	(19)	(17)
Total operating income	$89	$38
Operating income margin	6.8%	3.0%
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

Note 10–Legal Proceedings:
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015 to the United States Court of Appeals for the Ninth Circuit where the appeal remains pending.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"), and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007, through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plaintiffs' motions. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit. On March 29, 2016, the Second Circuit issued an opinion affirming in part, and vacating in part, the District Court's ruling. In particular, the Second Circuit held that the plaintiffs should be permitted to pursue omissions claims against the Company with respect to the annual report the Company filed on Form 10-K on March 25, 2011; the Second Circuit affirmed dismissal of all other claims, including all the claims against the individual defendants. The Company has petitioned the Second Circuit to rehear the appeal, and the petition is pending.
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
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarters ended April 1, 2016, and April 3, 2015. As of April 1, 2016, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award. As of April 1, 2016, the Company's net balance sheet exposure for the Greek contract was $2 million.
The Company has $29 million for value added tax ("VAT") included in the arbitration claim of which this amount was substantially awarded in the arbitral award. The Company has paid a certain amount of VAT and believes it is entitled to recover either as a payment from the arbitral award or as a refund from the taxing authorities. This amount paid is recorded as a receivable as of April 1, 2016 and is part of the net balance sheet exposure. If the Customer fails to pay the outstanding VAT amounts through the arbitral award or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of April 1, 2016, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $22 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of April 1, 2016, of which $17 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11–Other Commitments and Contingencies:
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case has been remanded to the Federal District Court for further proceedings, including a new jury trial which began on January 25, 2016. On February 3, 2016, the jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded VirnetX $626 million in a verdict against Apple for willful infringement of four VirnetX patents. Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, it is expected that Apple will appeal the verdict and no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology. The Company does not have any assets or liabilities recorded in connection with this matter as of April 1, 2016.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material adverse effect on the Company’s business, condensed consolidated financial position, results of operations, and cash flows due to its reliance on government contracts.
As of April 1, 2016, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Tax Audits and Reviews
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of the Company's consolidated federal corporate income tax return. The IRS has examined the Company's consolidated federal income tax returns through fiscal 2015. With a few exceptions, as of April 1, 2016, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2013.
As of April 1, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $11 million, of which $5 million were classified as other long-term liabilities in the condensed consolidated balance sheet. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $7 million of the Company’s unrecognized tax benefits either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. This is dependent on the timing of ongoing examinations as well as any potential litigation and expiration of statute of limitations. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $65 million as of April 1, 2016, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $137 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years.
Note 12–Subsequent Events:
In February 2015, the Company committed to a plan to dispose of a business, historically included within the Company’s Health and Infrastructure Sector segment, that is primarily focused on design, build and heavy construction engineering services.
The sale was completed on April 15, 2016 with cash proceeds received of $27 million, resulting in a preliminary gain on sale, subject to certain customary working capital adjustments. In addition, the Company is eligible to receive contingent earn-out payments not to exceed $2 million, subject to the achievement of certain income targets. The Company will recognize any consideration for the contingent earn-out payments when received.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following combined discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") and Leidos, Inc.'s financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with Leidos' condensed consolidated financial statements and related combined notes. As Leidos is a holding company and consolidates Leidos, Inc. for financial statement purposes, disclosures that relate to activities of Leidos, Inc. also apply to Leidos, unless otherwise noted. Leidos, Inc.'s revenues and operating expenses comprise 100% of Leidos’ revenues and operating expenses. In addition, Leidos, Inc. comprises approximately the entire balance of Leidos’ assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both Leidos and Leidos, Inc., unless otherwise noted.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition, and the performance and carrying value of our assets. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Transition Report on Form 10-K, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us” and “our” refer collectively to Leidos, Leidos, Inc., and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ending the Friday nearest the end of December.
Overview
We are an applied technology company delivering services and solutions to national security, health and infrastructure markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five core capabilities: C4ISR, cybersecurity, systems engineering, large-scale agile software development and data analytics. Applying our technically advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with our key customers. We provide these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad and state and local government agencies. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. We operate in the following segments: National Security Solutions ("NSS"), Health and Infrastructure Sector ("HIS"), and Corporate and Other.
During the first quarter, we entered into an agreement to sell our design, build and heavy construction engineering business. This transaction will allow us to better focus our engineering efforts in the utility and broader infrastructure markets. We have accordingly renamed the reportable segment of Health and Engineering as HIS (see "Note 3–Divestitures" and "Note 9–Business Segments" of the combined notes to the condensed consolidated financial statements).
Business Environment and Trends
U.S. Government Markets
For the 11-month period ended January 1, 2016, we generated approximately 76% of our total revenues from contracts with the U.S. Government. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
The following are updates based on events that have occurred in the political and economic environment since the filing of our Transition Report on Form 10-K.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In February 2016, the President delivered his requested budget for the government fiscal year ("GFY") 2017 budget cycle to Congress. Congressional review and debate regarding the budget has already begun and we do not expect changes to occur regarding the overall budgetary amounts. The Appropriations Committee began its work for the year with the Subcommittee on Military Construction and Veterans Affairs advancing its GFY 2017 appropriations bill to the full committee on March 23, 2016. Appropriation activity is expected to continue through the spring and into the summer within the House Appropriations Committee even if decisions are not made on a budget resolution.
There are relatively few legislative days left in this session, and although there is a good faith underway for Congress to complete action on all 12 appropriation bills, there may still be a need for a short-term continuing resolution in order to complete the process after the November elections. We anticipate final appropriations to be passed in mid-November, which is a month earlier than passage of the prior fiscal year’s appropriation bills.
International Markets
Sales to customers in international markets have historically not been a significant portion of our revenues. Our recent contract award in the United Kingdom ("UK") has increased the relative contribution from international business, but has also increased our exposure to these markets and the associated international regulatory and geopolitical risks therein.
Lockheed Martin Transaction
On January 26, 2016, Leidos Holdings, Inc. announced that it had entered into a definitive agreement (the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"), Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"), and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to in this report as the “Transactions.”
In the Transactions, (i) Lockheed Martin will transfer the ISGS Business to Splitco, (ii) Lockheed Martin will distribute Splitco’s stock to Lockheed Martin’s stockholders, at Lockheed Martin’s option, by way of a pro rata dividend or an exchange offer (the "Distribution"), and (iii) Merger Sub will merge with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the Transactions, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos’ existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.
Prior to the Distribution, Splitco will incur third-party debt financing in an aggregate principal amount of approximately $1.8 billion (the “Splitco Debt”) and immediately thereafter, Lockheed Martin will transfer the Splitco Assets to Splitco and Splitco will make a special cash payment to Lockheed Martin of $1.8 billion, subject to adjustment based on Splitco’s cash and working capital at the time of the Distribution (the "Special Cash Payment").
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos shall declare and pay a special dividend of approximately $1.03 billion to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowing and cash on hand.
On January 26, 2016, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Splitco to finance the amount of the Splitco Debt and to provide financing to Leidos to fund the special dividend of approximately $1.03 billion to its stockholders.
We expect to incur significant integration and transaction costs in connection with the Transactions and related transactions during fiscal 2016 and fiscal 2017.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Completion of the Transactions is expected in the latter half of 2016. Consummation of the Transactions is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in other jurisdictions, (3) the effectiveness of registration statements initially filed with the U.S. Securities and Exchange Commission ("SEC") on April 18, 2016, (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"), (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes, and (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type. There can be no assurance the Transactions will be consummated.
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
In connection with the Transactions, certain additional agreements have been or will be entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.
Key Performance Measures
The primary financial performance measures we use to monitor our consolidated results and those of our segments include, revenue, operating income, cash flows from operations and diluted EPS to manage our consolidated business. In addition, we also monitor bookings and backlog, which are useful measures for management and investors to evaluate our potential future revenues.
Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	April 1, 2016	April 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,312	$1,246	$66	5%
Operating income	89	38	51	134%
Operating margin	6.8%	3.0%
Non-operating expense, net	(11)	(15)	4	27%
Income from continuing operations before income taxes	78	23	55	NM
Income tax expense	(29)	—	(29)	NM
Income from continuing operations	49	23	26	113%
Income from discontinued operations, net of tax	—	18	(18)	(100)%
Net income	$49	$41	$8	20%
NM - Not meaningful

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Segment Results

	Three Months Ended
National Security Solutions	April 1, 2016	April 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$898	$862	$36	4%
Operating income	72	62	10	16%
Operating income margin	8.0%	7.2%
NSS revenues increased $36 million, or 4%, for the three months ended April 1, 2016, as compared to the three months ended April 3, 2015. The revenue growth was primarily attributable to revenues from our new UK based logistics program, partially offset by reduced revenue due to completion of certain contracts.
NSS operating income increased $10 million, or 16%, for the three months ended April 1, 2016, as compared to the three months ended April 3, 2015. This increase in operating income was primarily attributable to the revenue increase from the logistics program mentioned above and improved program performance.

	Three Months Ended
Health and Infrastructure Sector	April 1, 2016	April 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$414	$385	$29	8%
Operating income (loss)	36	(7)	43	NM
Operating income (loss) margin	8.7%	(1.8)%
NM - Not meaningful
HIS revenues for the three months ended April 1, 2016, increased $29 million or 8%, as compared to the three months ended April 3, 2015. The revenue growth is primarily attributable to revenues from our new Electronic Health Record system modernization program within our Federal Health business and greater revenue from our security products ($9 million), partially offset by lower revenues in our commercial health business ($15 million).
HIS operating income was $36 million for the three months ended April 1, 2016, as compared to an operating loss of $7 million for the three months ended April 3, 2015. The increase in operating income was primarily due to $40 million of asset impairment charges associated with Plainfield plant assets, recorded in the first quarter of the prior year, that did not recur in the first quarter of fiscal 2016 and a decrease in operating losses attributed to the Plainfield plant.

	Three Months Ended
Corporate and Other	April 1, 2016	April 3, 2015	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(19)	$(17)	$(2)	(12)%
Corporate and Other operating loss for the three months ended April 1, 2016, represents corporate costs that are not directly related to the operating performance of the reportable segments, and costs that are unallowable under U.S. Government Cost Accounting Standards.
Non-Operating Expense, net
Leidos Holdings, Inc.
Non-operating expense, net for the three months ended April 1, 2016, decreased $4 million as compared to the three months ended April 3, 2015, primarily due to a $2 million gain on a real estate sale and a $2 million increase in interest income on notes receivable related to the sale of Plainfield and the sale of our former headquarters.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Provision for Income Taxes
For the three months ended April 1, 2016, our income tax expense was $29 million compared to an insignificant amount of expense for the three months ended April 3, 2015. The increase in income tax expense was primarily due to higher earnings in the first quarter of fiscal 2016 compared to the prior year and a tax benefit from a capital loss in the first quarter of the prior year that did not recur.
Bookings and Backlog
We received net bookings worth an estimated $1.2 billion during the three months ended April 1, 2016, compared to $0.9 billion in the first three months of the prior year.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. The estimated value of our total backlog is as follows:

	April 1, 2016	January 1, 2016
	(in millions)
National Security Solutions:
Funded backlog	$1,759	$1,472
Negotiated unfunded backlog	6,102	6,554
Total National Security Solutions backlog	$7,861	$8,026
Health and Infrastructure Sector:
Funded backlog	$989	$1,049
Negotiated unfunded backlog	757	820
Total Health and Infrastructure Sector backlog	$1,746	$1,869
Total:
Funded backlog	$2,748	$2,521
Negotiated unfunded backlog	6,859	7,374
Total backlog	$9,607	$9,895
Liquidity and Capital Resources
Overview
We had $609 million in cash and cash equivalents at April 1, 2016. In addition, Leidos has a revolving credit facility, which can provide up to $500 million in unsecured borrowing capacity. As of April 1, 2016, and January 1, 2016, there were no borrowings outstanding under the credit facility and we were in compliance with the financial covenants at April 1, 2016. During the first quarter of fiscal 2016, the maturity date of the credit facility was extended by one year to March 2018.
At April 1, 2016 and January 1, 2016, we had outstanding debt of $1.1 billion. The notes payable outstanding as of April 1, 2016, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of April 1, 2016.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020 that effectively converted a portion of our fixed-rate debt to floating-rate debt and may expose us to fluctuations in our interest expense.
We anticipate that our operating cash flows, existing cash and cash equivalents and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months.
Following the consummation of the Transactions, Leidos and Splitco, which would then be a wholly-owned subsidiary of Leidos, will have incurred approximately $2.5 billion of new indebtedness in the form of term loans. The indebtedness incurred by Splitco prior to the consummation of the Merger will be used to finance the $1.8 billion Special Cash Payment to Lockheed Martin, and these obligations incurred by Splitco are expected to be guaranteed by Leidos following the consummation of the Merger. In connection with the Transactions, we expect to enter into a new $750 million senior revolving credit facility, which will replace Leidos’ existing revolving credit facility.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In connection with the Transactions, prior to the consummation of the Merger and subject to applicable law, we expect to declare a special dividend of approximately $1.03 billion to our stockholders, which would be conditioned on completion of the Merger and funded by a combination of new borrowing and cash on hand.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash from operations and borrowings under our revolving credit facility. We expect that these sources of liquidity will be sufficient to make required payments of interest and principal on our debt and to fund working capital and capital expenditure requirements. We expect that we will be able to comply with the financial and other covenants of our existing debt arrangements and the covenants under the agreements governing the new term loans and revolving credit facility that we expect to enter into in connection with the Transactions.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	April 1, 2016	April 3, 2015
	(in millions)
Cash used in operating activities of continuing operations	$(18)	$(42)
Cash used in investing activities of continuing operations	(1)	(2)
Cash used in financing activities of continuing operations	(27)	(57)
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
Total decrease in cash and cash equivalents	$(47)	$(82)
Cash Used in Operating Activities of Continuing Operations: Cash flows used in operating activities of continuing operations decreased $24 million for the three months ended April 1, 2016, as compared to the three months ended April 3, 2015, primarily due to lower tax payments, partially offset by lower collections from customers and timing of bond interest payments.
Cash Used in Investing Activities of Continuing Operations: Cash flows used in investing activities of continuing operations were largely flat year over year.
Cash Used in Financing Activities of Continuing Operations: Cash used in financing activities of continuing operations decreased $30 million, when compared to the prior year, primarily due to early repurchase and retirement of debt of $28 million during the first quarter of the prior year that did not recur in fiscal 2016.
Cash (Used in) Provided by Discontinued Operations: Cash flows (used in) provided by discontinued operations decreased $20 million for the three months ended April 1, 2016, as compared to the three months ended April 3, 2015, primarily due to an $18 million tax benefit received during the three months ended April 3, 2015 for the conversion of a subsidiary to an LLC.
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see "Note 10–Legal Proceedings" and "Note 11–Other Commitments and Contingencies" of the combined notes to the condensed consolidated financial statements for the three months ended April 1, 2016, contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report from those discussed in our Transition Report on Form 10-K for the 11-month period ended January 1, 2016.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see "Note 1–Summary of Significant Accounting Policies" of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended April 1, 2016, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 1, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Transition Report on Form 10-K for the 11-month period ended January 1, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 1, 2016, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, Leidos' or Leidos, Inc.'s internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in "Note 10–Legal Proceedings" of the combined notes to the condensed consolidated financial statements for the three months ended April 1, 2016, contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 11–Other Commitments and Contingencies—Government Investigations and Reviews" of the combined notes to the condensed consolidated financial statements for the three months ended April 1, 2016, contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
On January 26, 2016, we announced that we had entered into the Merger Agreement pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business. See Part 1, Item 2 of this report. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on January 26, 2016. In addition to the risks we identified in Item 1A of our Transition Report on Form 10-K, we have identified the following risks related to the Merger:
The Transactions may not be completed on the terms or timeline currently contemplated, or at all, as Leidos and Lockheed Martin may be unable to satisfy the conditions or obtain the approvals required to complete the Transactions or such approvals may contain material restrictions or conditions.
The consummation of the Transactions is subject to numerous conditions, including, among other things, (1) the consummation of the Internal Reorganization and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in the United Kingdom, (3) the effectiveness of registration statements initially filed with the SEC on April 18, 2016, (4) the approval by Leidos stockholders of the Share Issuance in the Merger, (5) the receipt by Lockheed Martin of the Lockheed Martin Tax Opinions and the receipt by Leidos of the Leidos Tax Opinion, (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type and (7) other customary closing conditions. There is no assurance that the Transactions will be consummated on the terms or timeline currently contemplated, or at all. Leidos and Lockheed Martin have and will continue to expend time and resources of management and incur legal, advisory and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are consummated.
Governmental agencies may not approve the Transactions, may impose conditions to the approval of the Transactions or may require changes to the terms of the Transactions. Any such conditions or changes could have the effect of delaying completion of the Transactions, imposing costs on or limiting the revenues of the combined company following the Transactions or otherwise reducing the anticipated benefits of the Transactions. Any condition or change which results in a material adverse effect on Lockheed Martin and/or Leidos under the Merger Agreement may cause Lockheed Martin and/or Leidos to restructure or terminate the Transactions.
Completion of the transfer of certain of the U.S. Government contracts, bids and proposals, and related assets contemplated in the Transactions will depend on obtaining post-closing governmental approvals, particularly in the form of novation and/or name change agreements to which the U.S. Government must be a party. Between the closing of the Transaction and the time these governmental approvals are obtained, we may encounter administrative difficulties, delays in payments, and uncertainties in being recognized as the party in interest or holder of the affected contracts, bid and proposals, and related assets. In addition, governmental approvals could be accompanied by conditions affecting the future value and business prospects of the affected contracts, bid and proposals, and related assets. Such administrative difficulties, delays, uncertainties, and governmental conditions could have an adverse effect on the cash flows and operating results of Leidos and the Splitco Business.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Leidos and Splitco will need to obtain debt financing to complete the Transactions. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any “material adverse effect,” as the term is described in the Merger Agreement. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If we are not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Transactions or materially and adversely affect our business, liquidity, financial condition and results of operations if the Transactions are ultimately consummated.
If completed, the integration of Leidos and Splitco may not be successful or the anticipated benefits from the Transactions may not be realized.
After the consummation of the Transactions, we will have significantly more sales, assets and employees than we did prior to the consummation of the Transactions. During the period in which transition services are provided to us by Lockheed Martin, Splitco will have a continued dependence on the provision of services from Lockheed Martin, including with respect to information technology infrastructure. The integration process will require us to expend capital and significantly expand the scope of our operations. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business and the Splitco Business. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, but are not limited to:

•	integrating the Splitco Business while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before the consummation of the Transactions;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses located in a greater number of geographic locations;

•	operating in geographic markets or industry sectors in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	integrating business systems and models;

•	attracting and retaining the necessary personnel associated with the Splitco Business following the consummation of the Transactions;

•	creating and implementing uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•
integrating information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems, and meeting external reporting requirements following the consummation of the Transactions.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Transactions. Failure to hire or retain employees with the requisite skills and knowledge to run Leidos after the Transactions may have a material adverse effect on our business, financial condition and results of operations.
Even if we are able to combine the two business operations successfully, it may not be possible to realize the benefits of the increased sales volume and other benefits, including the expected synergies that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. In addition, the quantification of synergies expected to result from the Transactions is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. The amount of synergies actually realized in the Transactions, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies discussed in this document, regardless of whether we are able to combine the two business operations successfully.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

If we are unable to successfully integrate the Splitco Business or if we are unable to realize the anticipated synergies and other benefits of the Transactions, there could be a material adverse effect on our business, financial condition and results of operations.
We will incur significant costs related to the Transactions that could have a material adverse effect on our liquidity, cash flows and operating results.
We expect to incur significant, one-time costs in connection with the Transactions, some of which will be capitalized, including approximately (a) $29 million of financing-related fees (which, when added to the approximately $43 million that Splitco expects to incur, totals approximately $72 million), (b) $30 million of transaction-related costs, including advisory, legal, accounting and other professional fees and (c) $150 million to $175 million of transition and integration-related costs, a portion of which will be incremental capital spending, which management believes are necessary to realize the anticipated synergies from the Transactions. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred. We may be able to recover approximately $50 million to $70 million of the transition and integration-related expenses as allocable costs through its cost-type contracts over a five year period, but there can be no assurances that we will be able to do so.
We may be unable to provide the same types and level of benefits, services and resources to Splitco that historically have been provided by Lockheed Martin, or may be unable to provide them at the same cost.
As part of Lockheed Martin, Splitco has been able to receive benefits and services from Lockheed Martin and has been able to benefit from Lockheed Martin’s financial strength and extensive business relationships. After the consummation of the Transactions, Splitco will be owned by Leidos and no longer will benefit from Lockheed Martin’s resources. While we will enter into agreements under which Lockheed Martin will agree to provide certain transition services and site-related services for a period of time following the consummation of the Transactions, it cannot be assured that we will be able to adequately replace those resources or replace them at the same cost. If we are not able to replace the resources provided by Lockheed Martin or are unable to replace them at the same cost or are delayed in replacing the resources provided by Lockheed Martin, our business, financial condition and results of operations may be materially adversely impacted.
Our business, financial condition and results of operations may be adversely affected following the Transactions if we cannot negotiate contract terms that are as favorable as those Lockheed Martin has received when we replace certain of Splitco’s contracts after the closing of the Transactions.
Prior to the consummation of the Transactions, certain functions (such as purchasing, accounts payable processing, accounts receivable management, information systems, logistics and distribution) associated with the Splitco Business are being performed under Lockheed Martin’s centralized systems and, in some cases, under contracts that also are used for Lockheed Martin’s other businesses and which will not be assigned in whole or in part to Splitco. In addition, some other contracts to which Lockheed Martin is a party on behalf of Splitco will require consents of third parties to assign them to Splitco. There can be no assurance that we will be able to negotiate contract terms that are as favorable as those Lockheed Martin received when and if we replace these contracts with our own agreements for similar services, including any contracts that may need to be replaced as a result of a failure to obtain required third-party consents. Although we believe that we will be able to enter into new agreements for similar services and that Lockheed Martin and Leidos will be able to obtain all material third-party consents required to assign contracts to Splitco, it is possible that the failure to enter into new agreements for similar services or to obtain required consents to assign contracts could have a material adverse impact on our business, financial condition and results of operations following the consummation of the Transactions.
We may be required to recognize impairment charges for goodwill and other intangible assets.
The proposed transaction will add approximately $5.2 billion of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, our management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

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
The following table presents repurchases of Leidos common stock during the quarter ended April 1, 2016:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
January 2, 2016 - January 31, 2016	31,082	$47.86	—	5,718,172
February 1, 2016 - February 29, 2016	6,352	44.15	—	5,718,172
March 1, 2016 - March 31, 2016	23,165	49.59	—	5,718,172
April 1, 2016	—	—	—	5,718,172
Total	60,599	$48.13	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock awards; and (ii) shares surrendered in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)
We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013. No shares were purchased in open market purchases during the first quarter of fiscal 2016.

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

2.2
Separation Agreement, dated January 26, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

99.1
Employee Matters Agreement, dated as of January 26, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-4 filed by the SEC on April 18, 2016.

99.2
Tax Matters Agreement, dated as of January 26, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-4 filed by the SEC on April 18, 2016.

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
Date: April 28, 2016

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: April 28, 2016

Leidos, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer