Form 10-Q
period 2016-07-01
Leidos Holdings, Inc.; Leidos, Inc.
filed 2016-07-29
CIK 1336920, 353394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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

Leidos Holdings, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Leidos, Inc.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Leidos Holdings, Inc.	Yes ☐ No ☒
Leidos, Inc.	Yes ☐ No ☒
The number of shares issued and outstanding of each issuer’s classes of common stock as of July 19, 2016, was as follows:

Leidos Holdings, Inc.	72,800,585 shares of common stock ($.0001 par value per share)
Leidos, Inc.	5,000 shares of common stock ($.01 par value per share) held by Leidos Holdings, Inc.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$670	$656
Receivables, net	924	921
Inventory, prepaid expenses and other current assets	223	216
Total current assets	1,817	1,793
Property, plant and equipment (less accumulated depreciation and amortization of $266 million and $272 million at July 1, 2016, and January 1, 2016, respectively)	131	142
Goodwill and intangible assets, net	1,228	1,232
Deferred income taxes	7	8
Other assets	218	195
	$3,401	$3,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$720	$769
Accrued payroll and employee benefits	269	268
Notes payable and long-term debt, current portion	1	2
Liabilities of discontinued operations	—	1
Total current liabilities	990	1,040
Notes payable and long-term debt, net of current portion	1,092	1,079
Other long-term liabilities	195	183
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at July 1, 2016 and January 1, 2016	—	—
Common stock, $.0001 par value, 500 million shares authorized, 73 million and 72 million shares issued and outstanding at July 1, 2016 and January 1, 2016, respectively	—	—
Additional paid-in capital	1,358	1,353
Accumulated deficit	(230)	(277)
Accumulated other comprehensive loss	(4)	(8)
Total stockholders’ equity	1,124	1,068
	$3,401	$3,370

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions, except per share amounts)
Revenues	$1,288	$1,257	$2,600	$2,503
Costs and expenses:
Cost of revenues	1,141	1,113	2,295	2,206
Selling, general and administrative expenses	57	51	117	126
Acquisition and integration costs	15	—	24	—
Asset impairment charges	—	29	—	69
Operating income	75	64	164	102
Non-operating expense:
Interest expense, net	(13)	(14)	(24)	(28)
Other (expense) income, net	(2)	2	(2)	1
Income from continuing operations before income taxes	60	52	138	75
Income tax expense	(19)	(15)	(44)	(15)
Income from continuing operations	41	37	94	60
Discontinued operations:
Income tax benefit	—	—	—	18
Income from discontinued operations	—	—	—	18
Net income	$41	$37	$94	$78
Earnings per share:
Basic:
Income from continuing operations	$0.56	$0.51	$1.31	$0.82
Income from discontinued operations	—	—	—	0.25
	$0.56	$0.51	$1.31	$1.07
Diluted:
Income from continuing operations	$0.55	$0.50	$1.27	$0.80
Income from discontinued operations	—	—	—	0.24
	$0.55	$0.50	$1.27	$1.04
Weighted average number of common shares outstanding:
Basic	73	73	72	73
Diluted	74	74	74	75

Cash dividends declared per share	$0.32	$0.32	$0.64	$0.64

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Net income	$41	$37	$94	$78
Other comprehensive income (loss), net of tax:				—
Foreign currency translation adjustments	4	—	7	(2)
Deferred taxes	(2)	—	(3)	1
Foreign currency translation adjustments, net of tax	2	—	4	(1)
Pension liability adjustments	1	—	1	(1)
Deferred taxes	(1)	1	(1)	1
Pension liability adjustments, net of tax	—	1	—	—
Total other comprehensive income (loss), net of tax	2	1	4	(1)
Comprehensive income	$43	$38	$98	$77

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1, 2016	July 3, 2015
	(in millions)
Cash flows from operations:
Net income	$94	$78
Income from discontinued operations	—	(18)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17	24
Stock-based compensation	16	14
Asset impairment charges	—	69
Other	(3)	(1)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(76)	63
Inventory, prepaid expenses and other current assets	(7)	(10)
Accounts payable and accrued liabilities	7	14
Accrued payroll and employee benefits	2	(20)
Deferred income taxes and income taxes receivable/payable	7	(88)
Other long-term assets/liabilities	1	(16)
Total cash flows provided by operating activities of continuing operations	58	109
Cash flows from investing activities:
Expenditures for property, plant and equipment	(7)	(8)
Payments on accrued purchase price related to prior acquisition	—	(13)
Net proceeds from sale of assets	3	5
Proceeds from disposition of business	23	—
Other	(1)	—
Total cash flows provided by (used in) investing activities of continuing operations	18	(16)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(2)	(47)
Sales of stock and exercises of stock options	6	3
Repurchases of stock and stock received for tax withholdings	(19)	(115)
Dividend payments	(46)	(48)
Other	—	1
Total cash flows used in financing activities of continuing operations	(61)	(206)
Increase (decrease) in cash and cash equivalents from continuing operations	15	(113)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total increase (decrease) in cash and cash equivalents	14	(94)
Cash and cash equivalents at beginning of period	656	459
Cash and cash equivalents at end of period	$670	$365

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$670	$656
Receivables, net	924	921
Inventory, prepaid expenses and other current assets	223	216
Total current assets	1,817	1,793
Property, plant and equipment (less accumulated depreciation and amortization of $266 million and $272 million at July 1, 2016, and January 1, 2016, respectively)	131	142
Goodwill and intangible assets, net	1,228	1,232
Deferred income taxes	7	8
Other assets	218	195
Note receivable from Leidos Holdings, Inc.	1,638	1,593
	$5,039	$4,963
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$720	$769
Accrued payroll and employee benefits	269	268
Notes payable and long-term debt, current portion	1	2
Liabilities of discontinued operations	—	1
Total current liabilities	990	1,040
Notes payable and long-term debt, net of current portion	1,092	1,079
Other long-term liabilities	195	183
Commitments and contingencies (Notes 11 and 12)
Stockholder's equity:
Common stock, $.01 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at July 1, 2016 and January 1, 2016	—	—
Additional paid-in capital	207	207
Accumulated earnings	2,559	2,462
Accumulated other comprehensive loss	(4)	(8)
Total stockholder's equity	2,762	2,661
	$5,039	$4,963

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Revenues	$1,288	$1,257	$2,600	$2,503
Costs and expenses:
Cost of revenues	1,141	1,113	2,295	2,206
Selling, general and administrative expenses	57	51	117	126
Acquisition and integration costs	15	—	24	—
Asset impairment charges	—	29	—	69
Operating income	75	64	164	102
Non-operating expense:
Interest expense, net	(10)	(10)	(19)	(21)
Other (expense) income, net	(2)	2	(2)	1
Income from continuing operations before income taxes	63	56	143	82
Income tax expense	(20)	(17)	(46)	(18)
Income from continuing operations	43	39	97	64
Discontinued operations:
Income tax benefit	—	—	—	18
Income from discontinued operations	—	—	—	18
Net income	$43	$39	$97	$82

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Net income	$43	$39	$97	$82
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	—	7	(2)
Deferred taxes	(2)	—	(3)	1
Foreign currency translation adjustments, net of tax	2	—	4	(1)
Pension liability adjustments	1	—	1	(1)
Deferred taxes	(1)	1	(1)	1
Pension liability adjustments, net of tax	—	1	—	—
Total other comprehensive income (loss), net of tax	2	1	4	(1)
Comprehensive income	$45	$40	$101	$81

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1, 2016	July 3, 2015
	(in millions)
Cash flows from operations:
Net income	$97	$82
Income from discontinued operations	—	(18)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17	24
Stock-based compensation	16	14
Asset impairment charges	—	69
Other	(6)	(5)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(76)	63
Inventory, prepaid expenses and other current assets	(7)	(10)
Accounts payable and accrued liabilities	7	14
Accrued payroll and employee benefits	2	(20)
Deferred income taxes and income taxes receivable/payable	7	(88)
Other long-term assets/liabilities	1	(16)
Total cash flows provided by operating activities of continuing operations	58	109
Cash flows from investing activities:
Proceeds on obligations of Leidos Holdings, Inc.	6	17
Payments on obligations of Leidos Holdings, Inc.	(65)	(176)
Expenditures for property, plant and equipment	(7)	(8)
Payments on accrued purchase price related to prior acquisition	—	(13)
Net proceeds from sale of assets	3	5
Proceeds from disposition of business	23	—
Other	(1)	—
Total cash flows used in investing activities of continuing operations	(41)	(175)
Cash flows from financing activities:
Payments of notes payable and long-term debt	(2)	(47)
Total cash flows used in financing activities of continuing operations	(2)	(47)
Increase (decrease) in cash and cash equivalents from continuing operations	15	(113)
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total increase (decrease) in cash and cash equivalents	14	(94)
Cash and cash equivalents at beginning of period	656	459
Cash and cash equivalents at end of period	$670	$365

See accompanying combined notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiary is Leidos, Inc., an applied technology company focused on delivering services and solutions that leverage expertise in the national security, health and infrastructure markets. Leidos, Inc. provides these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS") and other U.S. Government civil agencies, state and local government agencies and foreign governments. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., Leidos, Inc., and its consolidated subsidiaries.
On January 26, 2016, Leidos Holdings, Inc. entered into a definitive agreement with Lockheed Martin Corporation whereby the Information Systems & Global Solutions business ("IS&GS") of Lockheed Martin will be merged with a wholly-owned subsidiary of Leidos. See "Note 2–Lockheed Martin Transaction" for further information.
The unaudited condensed consolidated financial statements of Leidos and Leidos, Inc. include the balances of its majority-owned and 100%-owned subsidiaries. Leidos does not have separate operations, assets or liabilities independent of Leidos, Inc., except for a note receivable from Leidos to Leidos, Inc. (the “related party note”), on which interest is recognized. From time to time, Leidos issues stock to employees of Leidos, Inc. and its subsidiaries, which is reflected in stockholders' equity in Leidos’ condensed consolidated balance sheets and results in an increase to the related party note. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to rate reserves, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
During the Company's first quarter ended April 1, 2016, the company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, resulting in a reclassification of deferred financing costs related to the Company's notes of $7 million from "Other assets" to "Notes payable and long-term debt, net of current portion" in the Company's condensed consolidated balance sheets as of January 1, 2016 (see "Accounting Standards Updates Adopted" below).
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements
The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).
The fair value of financial instruments is determined based on quoted market prices, if available, or management’s best estimate. It is management’s belief that the carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, are reasonable estimates of their related fair values. The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their fair values. The carrying value of the Company's notes receivable as of July 1, 2016 of $95 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs). As of July 1, 2016, the fair value of notes payable and long-term debt was $1.06 billion with the carrying value reported in the condensed consolidated balance sheets at cost of $1.09 billion.
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
The Company's financial instruments measured at fair value on a recurring basis using Level 2 inputs consisted of the Company's interest rate swaps on its $450 million fixed rate 4.45% notes maturing in December 2020 (see "Note 4–Derivative Instruments and Hedging Activities"). At July 1, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At July 1, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Changes in Estimates on Contracts
Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees. Favorable contract performance resulted in a net increase to income from continuing operations of $5 million and an increase of $0.04 per diluted share for the quarter ended July 1, 2016, and an increase to income from continuing operations of $13 million and an increase of $0.11 per diluted share for the six months ended July 1, 2016. Favorable contract performance resulted in a net increase to income from continuing operations of $5 million and an increase of $0.04 per diluted share for the quarter ended July 3, 2015, and an increase to income from continuing operations of $10 million and an increase of $0.08 per diluted share for the six months ended July 3, 2015.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Six Months Ended
	July 1, 2016	July 3, 2015
	(in millions)
Accrued dividends declared	$—	$24
Cash paid for interest	$43	$33
Cash paid for income taxes, net of refunds (including discontinued operations)	$38	$87
Accounting Standards Updates Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update eliminates separate presentation for debt issuance costs as an asset and requires issuance costs to be reported in the balance sheet as a direct reduction to the face amount of the associated debt. The Company adopted this ASU on a retrospective basis during the Company's first quarter ended April 1, 2016. This resulted in a reclassification of deferred financing costs related to the Company's notes of $7 million from "Other assets" to "Notes payable and long-term debt, net of current portion" in the Company's condensed consolidated balance sheets as of January 1, 2016.
In March 2016, the FASB issued ASU 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions as an income tax expense or benefit in the income statement rather than in equity; (ii) present the excess tax benefits as an operating activity on the statement of cash flows versus current guidance to present them as financing activities; and, (iii) elect to either recognize stock forfeitures as they occur or estimate them. The Company elected to early adopt the provisions of the ASU prospectively from January 2, 2016, including continuation of estimating forfeitures instead of recording them as they occur. Consequently, the Company recognized a $3 million and $7 million of discrete tax benefit for the quarter and six months ended July 1, 2016, respectively, and operating cash flows for the six months ended July 1, 2016 increased $7 million with a corresponding decrease to financing cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g. insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Performance Obligations and Licensing, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinded from the FASB Accounting Standards Codification ("ASC") certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessment of collectibility, presentation of sale taxes, measurement of noncash consideration, and certain transition matters. The Company is still evaluating the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's condensed consolidated financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which makes several targeted changes to current GAAP regarding measurement and disclosure. The guidance is effective for the fiscal year beginning after December 15, 2017. The Company currently does not maintain a material portfolio of financial assets and liabilities which would be impacted by the codification but will continue to monitor the impact of the ASU through its effective date.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the current lease guidance under ASC 840 and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation in the balance sheet, classified as financing or operating, as appropriate. The standard requires adoption under the modified retrospective approach and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the provisions of ASU 2016-02 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which among other changes, eliminates the requirement that a credit loss on a financial instrument be probable prior to recognition. The ASU will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption allowed for the year beginning after December 15, 2018. Elements of the Update pertaining to acquired loans and debt securities with deteriorated credit quality must be adopted prospectively, while other elements in the guidance should be adopted using a modified retrospective approach. The Company is currently evaluating the adoption approach and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Note 2–Lockheed Martin Transaction
On January 26, 2016, Leidos announced that it had entered into a definitive agreement (as amended, the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business from Lockheed Martin and transfer the ISGS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the “Transactions.”
In the Transactions, among other steps, (i) Lockheed Martin will transfer the ISGS Business to Splitco; (ii) Lockheed Martin will offer to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer and, with respect to any shares of Splitco common stock that are not subscribed for in the exchange offer, a pro rata dividend to the Lockheed Martin stockholders (the "Distribution"); and (iii) Merger Sub will merge with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the Transactions, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos’ existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.

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
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos expects to declare a special dividend of $13.64 per share to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowings and cash on hand.
On January 26, 2016, the Company and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Splitco to finance the amount of the Splitco Debt and to provide financing to Leidos to fund the special dividend to its stockholders.
Following the consummation of the Transactions, Leidos and Splitco, which would then be a wholly-owned subsidiary of Leidos, will have incurred approximately $2.5 billion of new indebtedness in the form of term loans. In connection with the Transactions, the Company will enter into a new $750 million senior revolving credit facility, which will replace its existing revolving credit facility.
The Company expects to incur significant integration and transaction costs in connection with the Transactions and related transactions during the remainder of fiscal 2016 and in fiscal 2017.
Completion of the Transactions is expected in the latter half of 2016. Consummation of the Transactions is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement; (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in other jurisdictions; (3) the effectiveness of registration statements initially filed with the SEC on April 18, 2016 (which registration statements became effective on July 11, 2016); (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"); (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes; and (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type. There can be no assurance the Transactions will be consummated.
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
During the quarter and six months ended July 1, 2016, the Company incurred the following acquisition and integration costs in connection with the Transactions:

	Three Months Ended	Six Months Ended
	July 1, 2016	July 1, 2016
	(in millions)
Strategic acquisition and integration advisory services	$7	$10
Legal and accounting services	5	10
Other integration costs	3	4
Total acquisition and integration costs	$15	$24

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3–Divestitures
Dispositions
In February 2015, the Company committed to a plan to dispose of a business, historically included within the Company’s Health and Infrastructure Sector segment, that is primarily focused on providing design, build and heavy construction engineering services. The sale was completed on April 15, 2016, with net cash proceeds received of $23 million, resulting in a preliminary gain on sale of $3 million, subject to certain customary working capital adjustments. The Company incurred and paid $1 million of selling costs related to the transaction. The major classes of assets and liabilities sold include $73 million of accounts receivable, net, $3 million of other non current assets, and $63 million of accounts payable and accrued liabilities. The Company has issued certain guarantees to the buyer related to the performance on a contract sold and the collectibility of accounts receivable transferred and accordingly has recorded a $6 million liability which reduced the gain on sale. In addition, the Company is eligible to receive contingent earn-out payments not to exceed $2 million, subject to the achievement of certain income targets. The Company will recognize any consideration for the contingent earn-out payments when received. The Company recorded the preliminary gain on sale in "Other (expense) income, net" in the Company's condensed consolidated statements of income.
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
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments, and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of approximately $29 million and a secured promissory note for approximately $73 million, net of discount (the “Note”). The Note allows for a six-month deferral of certain payments due on January 2016 and July 2016. In January 2016 and July 2016, the buyer elected to defer the interest payment due to the next payment due date in July 2016 and January 2017, respectively. As of July 1, 2016, the Company expects the Note to be collectible in full.
Discontinued Operations
Separation of New SAIC
The Company completed the spin-off of New SAIC on September 27, 2013. New SAIC was a subsidiary of Leidos prior to the separation date. The spin-off was consummated pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements govern the treatment of existing contracts, proposals and teaming arrangements where New SAIC will jointly perform work after separation on Leidos contracts.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The operating results of the Company's discontinued operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Revenues	$4	$6	$7	$14
Costs and expenses:	—
Cost of revenues	4	6	7	12
Selling, general and administrative expenses	—	—	—	4
Operating loss	$—	$—	$—	$(2)
Non-operating income	$—	$—	$—	$2
Note 4–Derivative Instruments and Hedging Activities
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
The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate, the six-month LIBOR rate, subsequent to the inception of the interest rate swaps through the reporting date. The fair value adjustment to the interest rate swap and the underlying debt was $4 million and $15 million for the quarter and six months ended July 1, 2016, respectively. The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
The fair value of the interest rate swaps and their impact on the related fair value of the debt in the condensed consolidated balance sheets is as follows:

Interest rate swaps			Hedged items
Balance sheet line item	July 1, 2016	January 1, 2016	Balance sheet line item	July 1, 2016	January 1, 2016
(in millions)
Other assets	$23	$8	Notes payable and long-term debt, net of current portion	$23	$8
Note 5–Related Party Transactions
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Leidos and Leidos, Inc. have a related party note in connection with a loan of cash between the entities, which is adjusted to reflect issuances of stock by Leidos to employees of Leidos, Inc. and its subsidiaries and Leidos, Inc.’s payment of certain obligations on behalf of Leidos, including dividends. The related party note bears interest based on LIBOR plus a market-based premium. Portions of the related party note may be repaid at any time. The note automatically extends for successive one-year periods unless either Leidos or Leidos, Inc. provides prior notice to the other party. The note receivable also includes the distribution of the assets and liabilities of New SAIC that occurred at the time of the separation in September 2013. As of July 1, 2016, the note receivable from Leidos Holdings, Inc. to Leidos, Inc. was $1.6 billion.
Note 6–Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	July 1, 2016	January 1, 2016
	(in millions)
Foreign currency translation adjustments, net of taxes of $(3) million as of July 1, 2016	$4	$—
Unrecognized net loss on settled derivative instruments associated with outstanding debt, net of taxes of $3 million as of July 1, 2016, and January 1, 2016	(4)	(4)
Unrecognized net loss on defined benefit plan, net of taxes of $2 million and $3 million as of July 1, 2016, and January 1, 2016, respectively	(4)	(4)
Total accumulated other comprehensive loss, net of taxes of $2 million and $6 million as of July 1, 2016, and January 1, 2016, respectively	$(4)	$(8)
Reclassifications from other comprehensive income to net income relating to unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt for the quarter and six months ended July 1, 2016, and July 3, 2015, were not material. There were no reclassifications from other comprehensive income to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the quarter and six months ended July 1, 2016, and July 3, 2015. Reclassifications for unrecognized net gain (loss) on settled derivative instruments associated with outstanding debt are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 7–Restructuring Expenses
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
The Company incurred lease termination expenses in its Corporate and Other segment of $1 million for the six months ended July 1, 2016 for lease losses and $2 million in the corresponding prior period ending July 3, 2015 related to an adjustment to reserves for lease losses from the spin-off due to revised sublease income assumptions. The Company incurred $1 million of lease termination expenses for the quarter ended July 1, 2016, and incurred no lease termination expenses for the quarter ended July 3, 2015. The restructuring liability for lease termination expenses as of July 1, 2016, decreased by $2 million to $5 million from January 1, 2016 due to the relief of the liability of $3 million from the related rent cash payments, offset by additional lease termination expenses of $1 million. The Company expects the restructuring liability to be fully settled beyond one year and expects to incur additional facility restructuring costs in connection with the Transactions (see "Note 2–Lockheed Martin Transaction").

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Earnings Per Share (EPS)
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
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Basic weighted average number of shares outstanding	73	73	72	73
Dilutive common share equivalents—stock options and other stock awards	1	1	2	2
Diluted weighted average number of shares outstanding	74	74	74	75
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the quarter and six months ended July 1, 2016, there were a total of 1 million outstanding stock options and vesting stock awards that were antidilutive. For both the quarter and six months ended July 3, 2015, there were 2 million and 1 million of outstanding stock options and vesting stock awards, respectively, that were antidilutive. As a result of the adoption of ASU 2016-09 during the quarter ended July 1, 2016, the excess tax benefit was removed from the assumed proceeds under the treasury stock method used to calculate the dilutive effect of outstanding stock options and other stock-based awards (see "Note 1–Summary of Significant Accounting Policies"). This resulted in an immaterial increase in diluted weighted average shares outstanding.
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
The delivery of Leidos common stock for the ASR purchase reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for the periods presented.
Note 9–Income Taxes
For the quarter ended July 1, 2016, the Company's effective tax rate ("ETR") was 31.7% compared to 28.8% for the three months ended July 3, 2015. The increase in ETR was primarily due to a tax benefit from the release of a valuation allowance in the second quarter of the prior year that did not recur, partially offset by the tax benefit recognized in the current quarter upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation discussed below.
For the six months ended July 1, 2016, the Company's ETR was 31.9% compared to 20.0% for the six months ended July 3, 2015. The increase in ETR was primarily due to tax benefits from the utilization of capital losses to offset historical capital gains in the first six months of the prior year that did not recur, partially offset by the tax benefit recognized in the current quarter upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation discussed below.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the adoption of ASU 2016-09 during the quarter ended July 1, 2016, the Company recognized excess tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit in the Company's condensed consolidated statements of income, which resulted in a $3 million and $7 million tax benefit as a discrete item for the second quarter and six months ended July 1, 2016, respectively (see "Note 1–Summary of Significant Accounting Policies"). The adoption of the new accounting standard could result in fluctuations in the ETR period over period depending on the amount of excess tax benefits or deficiencies recognized.
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process, a real-time audit of the Company's consolidated federal corporate income tax return. The IRS has examined the Company's consolidated federal income tax returns through fiscal 2015. With a few exceptions, as of July 1, 2016, the Company is no longer subject to state, local or foreign examinations by the tax authorities for years before fiscal 2013.
As of July 1, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $11 million, of which $5 million were classified as other long-term liabilities in the condensed consolidated balance sheets. During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $7 million of the Company’s unrecognized tax benefits either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. This is dependent on the timing of ongoing examinations as well as any potential litigation and expiration of statute of limitations. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.
Note 10–Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
During the first quarter of fiscal 2016, the Company entered into an agreement to sell its design, build and heavy construction engineering business (see "Note 3–Divestitures"). This transaction allows the Company to better focus its engineering efforts in the utility and broader infrastructure markets. Accordingly, the reportable segment of Health and Engineering was renamed as Health and Infrastructure Sector ("HIS"). The Company has the following reportable segments: National Security Solutions, Health and Infrastructure Sector, and Corporate and Other.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
	(in millions)
Revenues:
National Security Solutions	$915	$879	$1,813	$1,741
Health and Infrastructure Sector	373	379	787	764
Corporate and Other	—	(1)	—	(2)
Total revenues	$1,288	$1,257	$2,600	$2,503

Operating income (loss):
National Security Solutions	$61	$74	$133	$136
Operating income margin	6.7%	8.4%	7.3%	7.8%
Health and Infrastructure Sector	39	(7)	75	(14)
Operating income (negative) margin	10.5%	(1.8)%	9.5%	(1.8)%
Corporate and Other	(25)	(3)	(44)	(20)
Total operating income	$75	$64	$164	$102
Operating income margin	5.8%	5.1%	6.3%	4.1%
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
Note 11–Legal Proceedings
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015, to the United States Court of Appeals for the Ninth Circuit where the appeal remains pending. Plaintiff filed his appellate brief on May 5, 2016 and Leidos filed its response on July 6, 2016. Plaintiff now has the option to file a reply to the Company's brief by August 19, 2016, after which, the Court will consider the parties’ arguments and render a decision.

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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarter and six months ended July 1, 2016, and July 3, 2015. As of July 1, 2016, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award. As of July 1, 2016, the Company's net balance sheet exposure for the Greek contract was $2 million.
The Company has $28 million for value added tax ("VAT") included in the arbitration claim of which this amount was substantially awarded in the arbitral award. The Company has paid a certain amount of VAT and believes it is entitled to recover either as a payment from the arbitral award or as a refund from the taxing authorities. This amount paid is recorded as a receivable as of July 1, 2016, and is part of the net balance sheet exposure. If the Customer fails to pay the outstanding VAT amounts through the arbitral award or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of July 1, 2016, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of July 1, 2016, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Note 12–Other Commitments and Contingencies
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded approximately $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case was remanded to the Federal District Court for further proceedings, including a new jury trial which began on January 25, 2016.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of July 1, 2016.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows due to its reliance on government contracts.
As of July 1, 2016, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Letters of Credit and Surety Bonds
The Company has outstanding letters of credit of $60 million as of July 1, 2016, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $136 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years.

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
Overview
We are an applied technology company delivering services and solutions to national security, health and infrastructure markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five core capabilities: C4ISR, cybersecurity, systems engineering, large-scale agile software development and data analytics. We provide these services and solutions to government and commercial customers, both domestically and internationally. These customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), other U.S. Government civil agencies, government agencies of U.S. allies abroad and state and local government agencies. The majority of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States. We operate in the following segments: National Security Solutions ("NSS"), Health and Infrastructure Sector ("HIS") and Corporate and Other.
During the first quarter of fiscal 2016, we entered into an agreement to sell our design, build and heavy construction engineering business. This transaction allows us to better focus our engineering efforts in the utility and broader infrastructure markets. We have accordingly renamed the reportable segment of Health and Engineering as HIS (see "Note 3–Divestitures" and "Note 10–Business Segments" of the combined notes to the condensed consolidated financial statements).
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

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

In February 2016, the President delivered his requested budget for the government fiscal year ("GFY") 2017 budget cycle to Congress. Congressional review and debate regarding the budget has already begun and we do not expect changes to occur regarding the overall budgetary amounts. The Appropriations Committee began its work for the year with the Subcommittee on Military Construction and Veterans Affairs advancing its GFY 2017 appropriations bill to the full committee on March 23, 2016. Although a budget resolution has not passed, appropriations bills continue to be discussed and acted upon in subcommittees and committees with many of the 12 appropriations bills in line to be considered by Congress.
There are relatively few legislative days left in this session, and although there is a good faith underway for Congress to complete action on all 12 appropriations bills, there will be the need for a short-term continuing resolution ("CR"). The CR will be considered in September and will most likely fund government operations through mid-November. We anticipate that appropriations for most departments will be finalized in November and that an additional CR will be needed for the remaining departments where a final resolution has not been agreed upon. There is very little likelihood that a government shutdown will occur due to the lack of agreement on a CR.
International Markets
Sales to customers in international markets have historically not been a significant portion of our revenues. Our contract award in the United Kingdom ("UK") has increased the relative contribution from international business, but has also increased our exposure to these markets and the associated international regulatory and geopolitical risks therein.
Lockheed Martin Transaction
On January 26, 2016, Leidos Holdings, Inc. announced that it had entered into a definitive agreement (as amended, the "Merger Agreement"), dated January 26, 2016, with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos will combine with Lockheed Martin’s realigned Information Systems & Global Solutions business ("IS&GS") (collectively, the "ISGS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (the "Separation Agreement"), pursuant to which Lockheed Martin will separate the ISGS Business from Lockheed Martin and transfer the ISGS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to in this report as the “Transactions.”
In the Transactions, among other steps, (i) Lockheed Martin will transfer the ISGS Business to Splitco; (ii) Lockheed Martin will offer to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer and, with respect to any shares of Splitco common stock that are not subscribed for in the exchange offer, a pro rata dividend to the Lockheed Martin stockholders (the "Distribution"); and (iii) Merger Sub will merge with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Upon consummation of the Transactions, Lockheed Martin shareholders will receive approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock. Leidos’ existing stockholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Leidos common stock.
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
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos shall declare a special dividend of $13.64 per share to its stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowing and cash on hand.
On January 26, 2016, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Splitco to finance the amount of the Splitco Debt and to provide financing to Leidos to fund the special dividend to its stockholders.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Following the consummation of the Transactions, Leidos and Splitco, which would then be a wholly-owned subsidiary of Leidos, will have incurred approximately $2.5 billion of new indebtedness in the form of term loans. In connection with the Transactions, we will enter into a new $750 million senior revolving credit facility, which will replace our existing revolving credit facility.
We expect to incur significant integration and transaction costs in connection with the Transactions and related transactions during fiscal 2016 and fiscal 2017.
Completion of the Transactions is expected in the latter half of 2016. Consummation of the Transactions is subject to customary closing conditions, including, among others, (1) the consummation of the Separation and the Distribution in accordance with the Separation Agreement; (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in other jurisdictions; (3) the effectiveness of registration statements initially filed with the U.S. Securities and Exchange Commission ("SEC") on April 18, 2016 (which registration statements became effective on July 11, 2016); (4) the approval by Leidos’ stockholders of the issuance of Leidos common stock in the Merger (the "Share Issuance"); (5) the receipt by Lockheed Martin of an opinion of tax counsel as to the tax-free nature of the Distribution to Lockheed Martin and its stockholders and the receipt by Leidos and Lockheed Martin of opinions of their respective tax counsel regarding the treatment of the Merger as a "reorganization" for U.S. federal income tax purposes; and (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type. There can be no assurance the Transactions will be consummated.
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
Key Performance Measures
The primary financial performance measures we use to monitor our consolidated results and those of our segments include revenue, operating income, cash flows from operations and diluted EPS to manage our consolidated business. In addition, we also monitor bookings and backlog, which are useful measures for management and investors to evaluate our potential future revenues.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	July 1, 2016	July 3, 2015	Dollar change	Percent change	July 1, 2016	July 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,288	$1,257	$31	2%	$2,600	$2,503	$97	4%
Operating income	75	64	11	17%	164	102	62	61%
Operating margin	5.8%	5.1%			6.3%	4.1%
Non-operating expense, net	(15)	(12)	(3)	(25)%	(26)	(27)	1	4%
Income from continuing operations before income taxes	60	52	8	15%	138	75	63	84%
Income tax expense	(19)	(15)	(4)	(27)%	(44)	(15)	(29)	(193)%
Income from continuing operations	41	37	4	11%	94	60	34	57%
Income from discontinued operations, net of tax	—	—	—	—%	—	18	(18)	(100)%
Net income	$41	$37	$4	11%	$94	$78	$16	21%
Segment Results

	Three Months Ended				Six Months Ended
National Security Solutions	July 1, 2016	July 3, 2015	Dollar change	Percent change	July 1, 2016	July 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$915	$879	$36	4%	$1,813	$1,741	$72	4%
Operating income	61	74	(13)	(18)%	133	136	(3)	(2)%
Operating income margin	6.7%	8.4%			7.3%	7.8%
NSS revenues increased $36 million, or 4%, for the three months ended July 1, 2016, as compared to the three months ended July 3, 2015, and increased $72 million, or 4%, for the six months ended July 1, 2016, as compared to the six months ended July 3, 2015. The revenue growth was primarily attributable to revenues from our new U.K.-based logistics program, partially offset by reduced revenue due to completion of certain contracts.
NSS operating income decreased $13 million, or 18%, for the three months ended July 1, 2016, as compared to the three months ended July 3, 2015, and decreased $3 million, or 2%, for the six months ended July 1, 2016, as compared to the six months ended July 3, 2015. This decrease in operating income was due to lower program fees and contract mix.

	Three Months Ended				Six Months Ended
Health and Infrastructure Sector	July 1, 2016	July 3, 2015	Dollar change	Percent change	July 1, 2016	July 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$373	$379	$(6)	(2)%	$787	$764	$23	3%
Operating income (loss)	39	(7)	46	NM	75	(14)	89	NM
Operating income (loss) margin	10.5%	(1.8)%			9.5%	(1.8)%
NM - Not meaningful
HIS revenues for the three months ended July 1, 2016, decreased $6 million, or 2%, as compared to the three months ended July 3, 2015. The revenue decline is primarily attributable to the divestiture of our design, build and heavy construction engineering services business in the second quarter and the sale of the Plainfield plant, which closed in the prior year quarter ($77 million). The impact of these divestitures was partially offset by strong revenue growth in our Federal Health business ($56 million) primarily due to our new Defense Electronic Health Record system modernization program, and higher revenue from the sale of our security products ($13 million).

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

HIS revenues for the six months ended July 1, 2016, increased $23 million, or 3%, as compared to the six months ended July 3, 2015. The revenue growth is primarily attributable to strong revenue growth in our Federal Health business ($88 million) primarily due to our new Defense Electronic Health Record system modernization program, partially offset by the divestiture of our design, build and heavy construction engineering services business in the second quarter and sale of the Plainfield plant, which closed in the prior year quarter ($58 million).
HIS operating income was $39 million for the three months ended July 1, 2016, as compared to an operating loss of $7 million for the three months ended July 3, 2015, and HIS operating income was $75 million for the six months ended July 1, 2016, as compared to an operating loss of $14 million for the six months ended July 3, 2015. The increase in operating income was primarily due to $29 million and $69 million of asset impairment charges associated with the Plainfield plant as well as operating losses, recorded in the three and six months ended July 3, 2015, respectively, that did not recur in fiscal 2016. Improved fee performance from our federal and commercial health businesses also contributed to the increased operating income.

	Three Months Ended				Six Months Ended
Corporate and Other	July 1, 2016	July 3, 2015	Dollar change	Percent change	July 1, 2016	July 3, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$—	$(1)	$1	100%	$—	$(2)	$2	100%
Operating loss	$(25)	$(3)	$(22)	NM	$(44)	$(20)	$(24)	(120)%
NM - Not meaningful
Corporate and Other operating loss for the three and six months ended July 1, 2016, represents corporate costs that are not directly related to the operating performance of the reportable segments.
Corporate and Other operating loss increased $22 million and $24 million for the three and six months ended July 1, 2016, respectively, as compared to the three and six months ended July 3, 2015, primarily driven by acquisition and integration costs incurred related to the Lockheed Martin Transaction.
Non-Operating Expense, net
Leidos Holdings, Inc.
Non-operating expense, net for the three months ended July 1, 2016, increased $3 million as compared to the three months ended July 3, 2015, primarily due to a $6 million increase in foreign currency exchange losses, mostly due to the movement between the British pound and U.S. dollar, that were partially offset by a $3 million preliminary gain on sale of our design, build and heavy construction engineering business.
Non-operating expense, net for the six months ended July 1, 2016, decreased $1 million as compared to the six months ended July 3, 2015, primarily due to a $3 million increase in interest income on notes receivable related to the sale of Plainfield and the sale of our former headquarters and a $5 million increase in other income related to a gain on a real estate sale and a preliminary gain on sale of our design, build and heavy construction engineering business. This was partially offset by a $7 million increase in foreign currency exchange losses.
Provision for Income Taxes
For the three months ended July 1, 2016, our effective tax rate ("ETR") was 31.7% compared to 28.8% for the three months ended July 3, 2015. The increase in ETR was primarily due to a tax benefit from the release of a valuation allowance in the second quarter of the prior year that did not recur, partially offset by the tax benefit recognized in the current quarter upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation.
For the six months ended July 1, 2016, our ETR was 31.9% compared to 20.0% for the six months ended July 3, 2015. The increase in ETR was primarily due to tax benefits from the utilization of capital losses to offset historical capital gains in the first six months of the prior year that did not recur, partially offset by the tax benefit recognized in the current quarter upon settlement of stock-based awards due to the adoption of the new accounting standard for stock-based compensation.
Bookings and Backlog
We received net bookings worth an estimated $1.0 billion and $2.2 billion during the three and six months ended July 1, 2016, respectively, compared to $4.0 billion and $4.9 billion for the three and six months ended July 3, 2015, respectively. Net bookings in the prior year were higher primarily due to our new U.K.-based logistics program.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

The estimated value of our total backlog is as follows:

	July 1, 2016	January 1, 2016
	(in millions)
National Security Solutions:
Funded backlog	$1,523	$1,472
Negotiated unfunded backlog	5,765	6,554
Total National Security Solutions backlog	$7,288	$8,026
Health and Infrastructure Sector:
Funded backlog	$868	$1,049
Negotiated unfunded backlog	811	820
Total Health and Infrastructure Sector backlog	$1,679	$1,869
Total:
Funded backlog	$2,391	$2,521
Negotiated unfunded backlog	6,576	7,374
Total backlog	$8,967	$9,895
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
We had $670 million in cash and cash equivalents at July 1, 2016. In addition, we have a revolving credit facility, which can provide up to $500 million in unsecured borrowing capacity. As of July 1, 2016, and January 1, 2016, there were no borrowings outstanding under the credit facility and we were in compliance with the financial covenants. During the first quarter of fiscal 2016, the maturity date of the credit facility was extended by one year to March 2018.
At July 1, 2016, and January 1, 2016, we had outstanding debt of $1.1 billion. The notes payable outstanding as of July 1, 2016, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of July 1, 2016.
In September 2014, we entered into interest rate swap agreements on our $450 million fixed rate 4.45% notes maturing in December 2020 that effectively converted a portion of our fixed-rate debt to floating-rate debt and may expose us to fluctuations in our interest expense.
Following the consummation of the Transactions (see "Lockheed Martin Transaction"), Leidos and Splitco, which would then be a wholly-owned subsidiary of Leidos, will have incurred approximately $2.5 billion of new indebtedness in the form of term loans. The indebtedness incurred by Splitco prior to the consummation of the Merger will be used to finance the $1.8 billion Special Cash Payment to Lockheed Martin, and these obligations incurred by Splitco are expected to be guaranteed by Leidos following the consummation of the Merger. In connection with the Transactions, we will enter into a new $750 million senior revolving credit facility, which will replace Leidos’ existing revolving credit facility.
The Merger Agreement also provides that, prior to the Merger and subject to applicable law, Leidos expects to declare a special dividend of $13.64 per share to our stockholders, conditioned on completion of the Merger. The special dividend will be funded by a combination of new borrowing and cash on hand.
We anticipate that our primary sources of liquidity for working capital and operating activities will be cash from operations and borrowings under our revolving credit facility. We expect that these sources of liquidity will be sufficient to make required payments of interest and principal on our debt and to fund working capital and capital expenditure requirements for at least the next 12 months. We expect that we will be able to comply with the financial and other covenants of our existing debt arrangements and the covenants under the agreements governing the new term loans and revolving credit facility that we expect to enter into in connection with the Transactions.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	July 1, 2016	July 3, 2015
	(in millions)
Cash provided by operating activities of continuing operations	$58	$109
Cash provided by (used in) investing activities of continuing operations	18	(16)
Cash used in financing activities of continuing operations	(61)	(206)
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total increase (decrease) in cash and cash equivalents	$14	$(94)
Cash Provided by Operating Activities of Continuing Operations: Cash flows provided by operating activities of continuing operations decreased $51 million for the six months ended July 1, 2016, as compared to the six months ended July 3, 2015, primarily due to timing of collections of receivables and bond interest payments, partially offset by lower tax payments.
Cash Provided by (Used in) Investing Activities of Continuing Operations: Cash flows provided by (used) in investing activities of continuing operations increased by $34 million for the six months ended July 1, 2016, primarily due to proceeds from the divestiture of our design, build and heavy construction engineering services business of $23 million and a payment of $13 million in connection with a prior acquisition in the prior year that did not recur in fiscal 2016.
Cash Used in Financing Activities of Continuing Operations: Cash used in financing activities of continuing operations decreased $145 million for the six months ended July 1, 2016, when compared to the prior year, primarily due to the May 2015 Accelerated Share Repurchase of $100 million and the early retirement of debt of $45 million in the prior year that did not recur in fiscal 2016.
Cash (Used in) Provided by Discontinued Operations: Cash flows (used in) provided by discontinued operations decreased $20 million for the six months ended July 1, 2016, as compared to the six months ended July 3, 2015, primarily due to an $18 million tax benefit received during the three months ended April 3, 2015, for the conversion of a subsidiary to an LLC.
Leidos, Inc.'s Cash Flows. Any differences in cash flows from operating activities of continuing operations for Leidos, Inc. as compared to Leidos are primarily attributable to interest impacts (which have generally reduced cash flows from operating activities of Leidos, Inc., but may increase cash flows due to changes in note position) incurred by Leidos, Inc. on its note with Leidos. Any differences between cash flows from investing and financing activities of continuing operations for Leidos, Inc. as compared to Leidos relate to issuances of stock (or repurchases of stock) by Leidos to employees of Leidos, Inc. and its subsidiaries, payment of certain obligations on behalf of Leidos and any loan repayments. These activities are reflected in cash flows from investing activities for Leidos, Inc. as proceeds and payments on obligations of Leidos Holdings, Inc.; whereas these activities, excluding loan repayments, are reflected in cash flows from financing activities for Leidos.
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
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see "Note 11–Legal Proceedings" and "Note 12–Other Commitments and Contingencies" of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended July 1, 2016, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of January 1, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Transition Report on Form 10-K for the 11-month period ended January 1, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ and Leidos, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 1, 2016, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' or Leidos, Inc.'s internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, Leidos' or Leidos, Inc.'s internal control over financial reporting.

LEIDOS HOLDINGS, INC.
LEIDOS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in "Note 11–Legal Proceedings" of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 11, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 12–Other Commitments and Contingencies—Government Investigations and Reviews" of the combined notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
The consummation of the Transactions is subject to numerous conditions, including, among other things, (1) the consummation of the Internal Reorganization and the Distribution in accordance with the Separation Agreement; (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which period has expired), and the receipt of any necessary regulatory approvals in the United Kingdom; (3) the effectiveness of registration statements initially filed with the SEC on April 18, 2016, (which registration statements became effective on July 11, 2016); (4) the approval by Leidos stockholders of the Share Issuance in the Merger; (5) the receipt by Lockheed Martin of the Lockheed Martin Tax Opinions and the receipt by Leidos of the Leidos Tax Opinion; (6) the receipt by Leidos, Lockheed Martin and Splitco of solvency opinions customary in transactions of this type; and (7) other customary closing conditions. There is no assurance that the Transactions will be consummated on the terms or timeline currently contemplated, or at all. Leidos and Lockheed Martin have and will continue to expend time and resources of management and incur legal, advisory and financial services fees related to the Transactions. These expenses must be paid regardless of whether the Transactions are consummated.
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
We expect to incur significant, one-time costs in connection with the Transactions, some of which will be capitalized, including approximately (a) $29 million of financing-related fees (which, when added to the approximately $34 million that Splitco expects to incur, totals approximately $63 million); (b) $30 million of transaction-related costs, including advisory, legal, accounting and other professional fees; and (c) $150 million to $175 million of transition and integration-related costs, a portion of which will be incremental capital spending, which management believes are necessary to realize the anticipated synergies from the Transactions. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred. We may be able to recover approximately $50 million to $70 million of the transition and integration-related expenses as allocable costs through its cost-type contracts over a five year period, but there can be no assurances that we will be able to do so.
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
The proposed transaction will add approximately $5.1 billion of goodwill and other intangible assets to our consolidated balance sheet. In accordance with GAAP, our management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.

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
The following table presents repurchases of Leidos common stock during the quarter ended July 1, 2016:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units)that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2016 - April 30, 2016	18,976	$51.08	—	5,718,172
May 1, 2016 - May 31, 2016	11,631	50.10	—	5,718,172
June 1, 2016 - June 30, 2016	6,900	49.34	—	5,718,172
July 1, 2016	—	—	—	5,718,172
Total	37,507	$50.46	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock awards; and (ii) shares surrendered in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)
We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013. No shares were purchased in open market purchases during the second quarter of fiscal 2016.

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

2.3
Amendment to Agreement and Plan of Merger, dated as of June 27, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co. Incorporated by reference to Exhibit 2.7 to our Registration Statement on Form S-4 filed with the SEC on June 28, 2016.

2.4
Amendment to Separation Agreement, dated as of June 27, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 2.8 to our Registration Statement on Form S-4 filed with the SEC on Jun 29, 2016.

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

99.3
First Amendment to Employee Matters Agreement, dated June 27, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.13 to our Registration Statement on Form S-4 filed with the SEC on June 28, 2016.

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
Date: July 29, 2016

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer
Date: July 29, 2016

Leidos, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer