Form 10-Q
period 2016-09-30
Leidos Holdings, Inc.
filed 2016-11-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33072

Leidos Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3562868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11951 Freedom Drive, Reston, Virginia	20190
(Address of principal executive office)	(Zip Code)

(571) 526-6000
(Registrant's telephone number, including area code)

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

The number of shares issued and outstanding of each issuer’s classes of common stock as of October 25, 2016, was as follows:

150,363,756 shares of common stock ($.0001 par value per share)

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$449	$656
Receivables, net	1,677	921
Inventory, prepaid expenses and other current assets	430	216
Total current assets	2,556	1,793
Property, plant and equipment, net	231	142
Intangible assets, net	1,643	25
Goodwill	4,874	1,207
Deferred income taxes	15	8
Other assets	260	195
	$9,579	$3,370
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,458	$761
Accrued payroll and employee benefits	454	268
Dividends payable	23	2
Income taxes payable	3	6
Notes payable and long-term debt, current portion	42	2
Liabilities of discontinued operations	—	1
Total current liabilities	1,980	1,040
Notes payable and long-term debt, net of current portion	3,428	1,079
Deferred tax liabilities	867	34
Other long-term liabilities	174	149
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at September 30, 2016 and January 1, 2016	—	—
Common stock, $.0001 par value, 500 million shares authorized, 150 million and 72 million shares issued and outstanding at September 30, 2016 and January 1, 2016, respectively	—	—
Additional paid-in capital	3,310	1,353
Accumulated deficit	(188)	(277)
Accumulated other comprehensive loss	(6)	(8)
Total Leidos Holdings, Inc. stockholders’ equity	3,116	1,068
Non-controlling interest	14	—
Total equity	3,130	1,068
	$9,579	$3,370

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions, except per share amounts)
Revenues	$1,868	$1,302	$4,468	$3,805
Cost of revenues	1,630	1,138	3,925	3,344
Selling, general and administrative expenses	87	53	203	180
Bad debt expense	1	13	1	10
Acquisition and integration costs	44	—	68	—
Asset impairment charges	—	4	—	73
Restructuring expenses	5	—	6	2
Operating income	101	94	265	196
Interest income	3	1	8	2
Interest expense	(28)	(15)	(57)	(44)
Other (expense) income, net	(1)	—	(3)	1
Income from continuing operations before income taxes	75	80	213	155
Income tax benefit (expense)	17	(31)	(27)	(46)
Income from continuing operations	92	49	186	109
Discontinued operations:
Income tax benefit	—	—	—	18
Income from discontinued operations, net of taxes	—	—	—	18
Net income	92	49	186	127
Less: net income attributable to non-controlling interest, net of taxes	1	—	1	—
Net income attributable to Leidos Holdings, Inc.	$91	$49	$185	$127
Earnings per share:
Basic:
Income from continuing operations attributable to Leidos Holdings, Inc. common stockholders	$0.81	$0.68	$2.18	$1.49
Discontinued operations, net of taxes	—	—	—	0.25
Net income attributable to Leidos Holdings, Inc. common stockholders	$0.81	$0.68	$2.18	$1.74
Diluted:
Income from continuing operations attributable to Leidos Holdings, Inc. common stockholders	$0.80	$0.67	$2.13	$1.47
Discontinued operations, net of taxes	—	—	—	0.25
Net income attributable to Leidos Holdings, Inc. common stockholders	$0.80	$0.67	$2.13	$1.72

Weighted average number of common shares outstanding:
Basic	112	72	85	73
Diluted	114	73	87	74

Cash dividends declared per share	$13.96	$0.32	$14.60	$0.96

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Net income	$92	$49	$186	$127
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	2	—	9	(2)
Taxes	—	—	(3)	1
Foreign currency translation adjustments, net of taxes	2	—	6	(1)
Unrecognized loss on derivative instruments	(6)	—	(6)	—
Taxes	2	—	2	—
Unrecognized loss on derivative instruments, net of taxes	(4)	—	(4)	—
Pension liability adjustments	—	—	1	(1)
Taxes	—	—	(1)	1
Pension liability adjustments, net of taxes	—	—	—	—
Total other comprehensive (loss) income, net of taxes	(2)	—	2	(1)
Comprehensive income	90	49	188	126
Less: comprehensive income attributable to non-controlling interest, net of taxes	1	—	1	—
Comprehensive income attributable to Leidos Holdings, Inc.	$89	$49	$187	$126

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 30, 2015	74	$1,433	$(424)	$(11)	$998	$—	$998
Net income	—	—	116	—	116	—	116
Issuances of stock (less forfeitures)	—	4	—	—	4	—	4
Repurchases of stock and other	(2)	(114)	—	—	(114)	—	(114)
Dividends of $0.96 per share	—	—	(72)	—	(72)	—	(72)
Stock-based compensation	—	22	—	—	22	—	22
Balance at October 2, 2015	72	$1,345	$(380)	$(11)	$954	$—	$954

Balance at January 1, 2016	72	$1,353	$(277)	$(8)	$1,068	$—	$1,068
Net income	—	—	185	—	185	1	186
Other comprehensive income, net of taxes	—	—	—	2	2	—	2
Issuances of stock (less forfeitures)	1	36	—	—	36	—	36
Repurchases of stock and other	—	(20)	—	—	(20)	—	(20)
Dividends of $0.96 per share	—	—	(96)	—	(96)	—	(96)
Special cash dividend of $13.64 per share	—	(1,022)	—	—	(1,022)	—	(1,022)
Stock-based compensation	—	25	—	—	25	—	25
Stock issued for the IS&GS Business acquisition	77	2,938	—	—	2,938	—	2,938
Equity interest acquired	—	—	—	—	—	13	13
Balance at September 30, 2016	150	$3,310	$(188)	$(6)	$3,116	$14	$3,130

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Cash flows from operations:
Net income	$186	$127
Income from discontinued operations	—	(18)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	54	35
Stock-based compensation	25	23
Asset impairment charges	—	73
Bad debt expense and other, net	(2)	8
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	140	145
Inventory, prepaid expenses and other current assets	(124)	(22)
Accounts payable and accrued liabilities	36	71
Accrued payroll and employee benefits	(2)	(26)
Deferred income taxes and income taxes receivable/payable	(19)	(20)
Other long-term assets/liabilities	(10)	(18)
Total cash flows provided by operating activities of continuing operations	284	378
Cash flows from investing activities:
Payments for property, plant and equipment	(20)	(15)
Acquisition of business	25	—
Payments on accrued purchase price related to prior acquisition	—	(13)
Net proceeds from sale of assets	3	9
Proceeds from disposition of business	23	27
Proceeds from collections on promissory note	4	—
Other	(1)	—
Total cash flows provided by investing activities of continuing operations	34	8
Cash flows from financing activities:
Payments of long-term debt	(102)	(49)
Proceeds from debt issuance	690	—
Payments for debt issuance costs	(30)	—
Proceeds from issuances of stock	25	4
Repurchases of stock and other	(20)	(116)
Special cash dividend payment	(993)	—
Dividend payments	(94)	(71)
Other	—	3
Total cash flows used in financing activities of continuing operations	(524)	(229)

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]
(UNAUDITED)

	Nine Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
(Decrease) increase in cash and cash equivalents from continuing operations	(206)	157
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations	—	13
Cash (used in) provided by investing activities of discontinued operations	(1)	6
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total (decrease) increase in cash and cash equivalents	(207)	176
Cash and cash equivalents at beginning of period	656	459
Cash and cash equivalents at end of period	$449	$635

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a holding company whose direct 100%-owned subsidiaries are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"), is a global science and technology solutions company that provides technology and engineering solutions in the defense, intelligence, homeland security, civil and health markets. Leidos' domestic customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), the Department of Health and Human Services, other U.S. Government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements of Leidos include the balances of its majority-owned and 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to indirect cost billings, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense and contingencies. Estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation. See "Note 2–Acquisitions" for further information.
As a result of the Lockheed Martin transaction, the Company received an interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC. The Company has consolidated the financial results for MSA into its condensed consolidated financial statements.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company disaggregated "Goodwill and intangible assets, net" into "Goodwill" and "Intangible assets, net"; separately disclosed "Dividends payable" and "Income taxes payable," which were previously aggregated within "Accounts payable and accrued liabilities"; and separately disclosed "Deferred tax liabilities," which was previously aggregated within "Other long-term liabilities," on the condensed consolidated balance sheets. Additionally, the Company separately disclosed "Restructuring expenses," which was previously aggregated within "Selling, general and administrative expenses" on the condensed consolidated statements of income.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K filed on February 26, 2016.
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
The Company's financial instruments measured at fair value on a recurring basis using Level 2 inputs consisted of the Company's interest rate swaps on its $450 million fixed rate 4.45% notes maturing in December 2020 and its interest rate swaps on $1.2 billion of the aggregate principal outstanding on the Company's variable rate senior secured notes (see "Note 8–Derivative Instruments"). At September 30, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. On August 16, 2016, the Company had non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of Lockheed Martin's IS&GS Business. Refer to "Note 2–Acquisitions" for the preliminary fair values of the assets acquired and liabilities assumed. At September 30, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable as of September 30, 2016, of $92 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). The fair value of long-term debt (see "Note 9–Debt") is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
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
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions, except per share amounts)
Net increase in income from continuing operations before taxes	$4	$10	$17	$20
Impact on diluted EPS from continuing operations	$0.02	$0.08	$0.12	$0.16

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for the periods presented was as follows:

	Nine Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Dividends declared and other	$20	$25
Stock issued in lieu of cash dividends	$10	$2
Capital lease obligation	$—	$6
Promissory note received for disposition of business	$—	$73
Stock issued for acquisition of the IS&GS Business	$2,938	$—
Cash paid for interest	$53	$33
Cash paid for income taxes, net of refunds (including discontinued operations)	$45	$50
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
In March 2016, the FASB issued ASU 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions as an income tax expense or benefit in the income statement rather than in equity; (ii) present the excess tax benefits as an operating activity on the statement of cash flows versus current guidance to present them as financing activities; and, (iii) elect to either recognize stock forfeitures as they occur or estimate them. During the quarter ended July 1, 2016, the Company elected to early adopt the provisions of the ASU prospectively from January 2, 2016, including continuation of estimating forfeitures instead of recording them as they occur. Consequently, the Company recognized a $3 million and $7 million discrete tax benefit for the quarter and six months ended July 1, 2016, respectively, and operating cash flows for the six months ended July 1, 2016, increased $7 million with a corresponding decrease to financing cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the industry topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (either over time or at a point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU from the original effective date of annual reporting periods beginning after December 15, 2016, to annual reporting periods (including interim reporting periods) beginning after December 15, 2017, with an option for early adoption of the standard on the original effective date. Additionally, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, that amended the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 805): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinded from the FASB Accounting Standards Codification ("ASC") certain SEC paragraphs as a result of two SEC Staff Announcements. The FASB also issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarified guidance on assessment of collectibility, presentation of sale taxes, measurement of noncash consideration and certain transition matters. The Company is evaluating the impact that the provisions of ASU 2014-09 and related subsequent updates will have on the Company's condensed consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the current lease guidance under ASC 840 and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation in the balance sheet, classified as financing or operating, as appropriate. The standard requires adoption under the modified retrospective approach and is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-02 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU eliminates the requirement that a credit loss on a financial instrument be “probable” prior to recognition. Instead, a valuation allowance will be recorded to reflect an entity’s current estimate of all expected credit losses, based on both historical and forecasted information related to an instrument. The amendments in the update will be effective for public Companies for fiscal years beginning after December 15, 2019, including interim periods within those years and should be adopted using a modified-retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date and loans and debt securities acquired with deteriorated credit quality. The guidance may be early-adopted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the provisions of ASU 2016-13 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. The amendments in this Update are effective for public entities beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-15 and its impact on the Company's condensed consolidated cash flows.
Note 2–Acquisitions
On January 26, 2016, Leidos announced that it had entered into a definitive agreement (as amended, the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and, at the time of announcement, a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos would combine with Lockheed Martin’s realigned Information Systems & Global Solutions business in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (as amended, the "Separation Agreement"), pursuant to which Lockheed Martin would separate the IS&GS Business from Lockheed Martin and transfer the IS&GS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the “Transactions.”
On August 16, 2016, the acquisition date, the Company completed the Transactions. In the Transactions, among other steps, (i) Lockheed Martin transferred the IS&GS Business to Splitco; (ii) Lockheed Martin offered to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer (the "Distribution"); and (iii) Merger Sub merged with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Additionally, on the closing date of the Transactions, Splitco's name was changed to Leidos Innovations Corporation. Upon consummation of the Transactions, those Lockheed Martin stockholders who elected to participate in the exchange offer received approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock after consummation of the Transactions. Holders of Leidos shares prior to the transaction held the remaining 49.5% of the outstanding shares of Leidos common stock immediately after the closing.
Prior to the Distribution, Splitco incurred third-party debt financing in an aggregate principal amount of $1.8 billion and immediately thereafter, Lockheed Martin transferred the IS&GS Business to Splitco and Splitco made a special cash payment to Lockheed Martin of $1.8 billion.
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced its existing revolving credit facility. See "Note 9–Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. On August 22, 2016, the Company paid $993 million to stockholders of record as of August 15, 2016. As a result of the special dividend declaration, the Company accrued $29 million of dividend equivalents with respect to outstanding equity awards. See "Note 12–Stock Based Compensation" for further information regarding the modifications made to the Company's outstanding stock awards as a result of the special dividend.
In connection with the Transactions, membership on the Leidos Board of Directors was increased to 12 directors, in which three directors designated by Lockheed Martin were appointed to the board. A majority of the senior management of Leidos immediately prior the consummation of the Transactions remained Leidos executive officers immediately after the Transactions. Leidos management determined that Leidos is the accounting acquirer in the Transactions based on the facts and circumstances noted within this section and other relevant factors.
The acquisition adds large, complex IT system implementation and operation experience and additional federal and international IT solutions and services work to the Leidos portfolio, providing more venues to sell value added services such as cybersecurity and analytics. As a result, the Company is more diversified in markets it serves and provides the Company the scale and access to markets intended to further growth.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Transactions, certain additional agreements were entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.
The preliminary purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Preliminary working capital adjustments	22
Preliminary purchase price	$2,960
(1) Represents approximately 77 million new shares of Leidos common stock issued to those Lockheed Martin stockholders who elected to participate in the exchange offer, based on the Company's August 16, 2016, closing share price of $51.69, less the Leidos special cash dividend amount of $13.64, which the Lockheed Martin stockholders were not entitled to receive.
(2) The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger (see "Note 12–Stock Based Compensation").
The preliminary fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables, net	974
Inventory, prepaid expenses and other current assets	58
Property, plant and equipment	96
Deferred income taxes	35
Intangible assets	1,650
Other assets	24
Accounts payable and accrued liabilities	(699)
Accrued payroll and employee benefits	(189)
Deferred tax liabilities	(847)
Long-term debt	(1,803)
Other long-term liabilities	(18)
Total identifiable net liabilities assumed	(694)
Non-controlling interest	(13)
Goodwill	3,667
Preliminary purchase price	$2,960
Due to the recent completion and complexity of the Transactions, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of September 30, 2016, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, net; property, plant and equipment; deferred income taxes; deferred revenue; intangible assets; accounts payable and accrued liabilities; loss contracts; non-controlling interest; and the residual amount allocated to goodwill. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of the Transactions.
The goodwill is attributable to the new reportable IS&GS segment. The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The preliminary goodwill presented above includes $348 million of tax deductible goodwill.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company identified $1.7 billion of intangible assets, representing programs and contract intangibles and backlog. The following table summarizes the preliminary fair value of intangible assets acquired at the date of acquisition and the related weighted average useful lives:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs and contract intangibles	10.0	$1,450
Backlog	1.4	$200
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in millions)
Acquisition costs	$27	$40
Integration costs	17	28
Total acquisition and integration costs	$44	$68
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results of operations as if the acquisition had occurred on January 3, 2015. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the Transactions and factually supportable. The unaudited pro forma results below do not reflect future events that have occurred or may occur after the Transactions, including anticipated synergies or other expected benefits that may be realized from the Transactions. The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 3, 2015, nor is it intended to be an indication of future operating results.

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions, except per share data)
Revenues	$2,607	$2,703	$7,868	$7,994
Income from continuing operations	132	64	291	177
Income from continuing operations attributable to Leidos Holdings, Inc.	131	63	286	173
Earnings per share:
Basic	$0.87	$0.42	$1.91	$1.15
Diluted	0.86	0.42	1.89	1.15
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the Transactions had been completed on January 3, 2015:

•
Acquisition-related costs of $27 million and $40 million for the quarter and nine months ended September 30, 2016, respectively, were excluded within the pro forma financial information for fiscal 2016 and were included within the supplemental pro forma earnings for the nine months ended October 2, 2015.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3–Restructuring Expenses
IS&GS Business Acquisition
After the acquisition of the IS&GS Business, the Company initiated a program to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount. The Company anticipates this restructuring program to last through fiscal 2018 and expects to incur approximately $143 million in connection with these restructuring activities.
The restructuring expenses related to this program were as follows:

Three and Nine Months Ended
September 30, 2016
(in millions)
Severance costs	$4
Lease termination expenses	1
Restructuring expenses related to the IS&GS Business in operating income	$5
These restructuring expenses have been recorded within the Corporate and Other segment and presented separately within "Restructuring expenses" on the condensed consolidated statements of income.
The restructuring liability related to the Transactions at September 30, 2016, was:

	Severance costs	Lease termination expenses	Total
	(in millions)
Balance at January 1, 2016	$—	$—	$—
Charges	4	1	5
Cash payments	(3)	—	(3)
Balance at September 30, 2016	$1	$1	$2
The Company does not expect the restructuring liability to be fully settled within one year.
Separation of New SAIC and Real Estate Optimization Initiatives
In fiscal 2014, in anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post spin-off. The Company has continued its real estate optimization initiatives post separation to improve its cost profile and has exited real estate leases and incurred restructuring charges consisting of various expenses such as lease termination fees, asset impairment charges and lease vacancy reserves.
The restructuring expenses related to the separation of New SAIC and the Company's real estate optimization initiatives were as follows:

	Nine Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Lease termination expenses	$1	$2
During the nine months ended September 30, 2016, and October 2, 2015, the lease termination expenses related to lease losses and an adjustment to reserves for lease losses from the spin-off due to revised sublease income assumptions. The termination expenses were recorded within the Corporate and Other segment and presented separately within "Restructuring expenses" on the condensed consolidated statements of income.
The Company did not incur lease termination expenses for the quarter ended September 30, 2016 and October 2, 2015.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring liability, related to the SAIC separation, at September 30, 2016 was:

Lease termination expenses
(in millions)
Balance at January 1, 2016	$7
Charges	1
Cash payments	(4)
Balance at September 30, 2016	$4
The Company does not expect the restructuring liability to be fully settled within one year.
Note 4–Divestitures
Dispositions
In April 2016, the Company’s Health and Infrastructure Sector ("HIS") segment disposed of a business that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million, subject to certain customary working capital adjustments. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract sold and guarantee of collection of the accounts receivables transferred. The Company paid $1 million of selling costs related to the transaction. The Company is eligible to receive contingent consideration up to $2 million upon achievement of certain income targets. The Company will record any contingent consideration when payments are received. The Company recorded the preliminary pre-tax gain on sale in "Other (expense) income, net" in the Company's condensed consolidated statements of income.
Plainfield Renewable Energy Holdings LLC
In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of the equity membership interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield"). This resulted in a $40 million impairment charge in the Company's HIS segment in January 2015 to adjust the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business (Level 1). During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in an additional $29 million impairment charge. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the Agreement that was amended on July 17, 2015 (Level 1). These impairment charges are presented separately in the Company’s condensed consolidated statements of income.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of $29 million and a secured promissory note for $73 million, net of discount (the “Note”). The Note is payable semi-annually with a final lump sum in July 2018. The Company collected $6 million of principal and interest during 2016 and expects the remainder of the Note to be collectible in full.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The operating results of the Company's discontinued operations for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Revenues	$3	$4	$10	$18
Costs and expenses:
Cost of revenues	3	4	10	16
Selling, general and administrative expenses	—	—	—	4
Operating loss	$—	$—	$—	$(2)
Non-operating income	$—	$—	$—	$2
Note 5–Goodwill and Intangible Assets
As mentioned in "Note 2–Acquisitions," the acquired IS&GS Business was identified as a new operating and reportable segment. The balance and changes in the carrying amount of goodwill by segment were as follows:

	NSS	HIS	IS&GS	Total
	(in millions)
Goodwill at January 1, 2016	$788	$419	$—	$1,207
Acquisition of the IS&GS Business	—	—	3,667	3,667
Goodwill at September 30, 2016	$788	$419	$3,667	$4,874
Goodwill is tested for impairment at the reporting unit level annually, at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the nine months ended September 30, 2016, and October 2, 2015.
Intangible assets, including the preliminary fair values of those acquired through the purchase of the IS&GS Business, consisted of the following:

	September 30, 2016			January 1, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$6	$(5)	$1	$20	$(16)	$4
Software and technology	61	(47)	14	61	(44)	17
Programs and contract intangibles	1,450	(8)	1,442	—	—	—
Backlog	200	(18)	182	—	—	—
Total finite-lived intangible assets	1,717	(78)	1,639	81	(60)	21
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	4	—	4
Total intangible assets	$1,721	$(78)	$1,643	$85	$(60)	$25
During the quarter ended October 2, 2015, the Company determined that certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Infrastructure Sector reportable segment recognized an impairment charge of $4 million to write-off the remaining carrying value (with a gross carrying value of $38 million).

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the impairment charge was estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3). The Company recorded the intangible asset impairment charge in "Asset impairment charges" in the Company's condensed consolidated statements of income.
Amortization expense related to amortizable intangible assets was $27 million and $30 million for the quarter and nine months ended September 30, 2016, respectively, and $2 million and $7 million for the quarter and nine months ended October 2, 2015, respectively. The acquired programs and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future cash flows on a discounted basis. The acquired backlog intangible assets, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense related to finite-lived intangible assets as of September 30, 2016, was as follows:

Fiscal Year Ending
(in millions)
2016 (remainder of year)	$54
2017	277
2018	212
2019	187
2020	164
2021 and thereafter	745
$1,639
The estimated future amortization may change based on the finalization of the fair value of the acquired intangible assets.
Note 6–Receivables
The components of receivables, net, consisted of the following:

	September 30, 2016	January 1, 2016
	(in millions)
Billed and billable receivables	$756	$715
Unbilled receivables:
Amounts billable	913	187
Contract retentions	18	29
Allowance for doubtful accounts	(10)	(10)
	$1,677	$921
The Company's accounts receivables include amounts billed and currently due from customers as well as billable receivables that generally consist of amounts to be billed within the next month. Since the Company's receivables are primarily with the U.S. Government, the Company does not have exposure to a material credit risk.
Amounts billable are stated at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Amounts billable also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and once billed, are subject to audit and approval by government representatives.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract retentions are billed upon contract completion, or the occurrence of a specified event, and when negotiations of final indirect rates with the U.S. Government are complete. Consequently, the timing of collection of retention balances is outside the Company's control. Based on the Company's historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
The Company recorded "Bad debt expense" of $1 million for the quarter and nine months ended September 30, 2016, and $13 million and $10 million for the quarter and nine months ended October 2, 2015, respectively.
Note 7–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	September 30, 2016	January 1, 2016
	(in millions)
Computers and other equipment	$266	$161
Leasehold improvements	161	149
Buildings and improvements	101	57
Office furniture and fixtures	35	30
Land	17	15
Construction in progress	14	2
	594	414
Less: accumulated depreciation and amortization	(363)	(272)
	$231	$142
Depreciation expense was $10 million and $24 million for the quarter and nine months ended September 30, 2016, respectively, and $9 million and $28 million for the quarter and nine months ended October 2, 2015, respectively. The asset balances and related depreciation may change upon finalization of the valuation of the acquired assets (see "Note 2–Acquisitions").
Note 8–Derivative Instruments
The Company manages its risk to changes in interest rates through the use of derivative instruments. The Company does not hold derivative instruments for trading or speculative purposes. For fixed rate borrowings, the Company uses variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. For variable rate borrowings, the Company uses fixed interest rate swaps, effectively converting variable rate borrowings to fixed rate borrowings. These swaps are designated as cash flow hedges.
Fair Value Hedges
In September 2014, the Company entered into interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior secured notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash Flow Hedges
In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of the Company's variable rate senior secured term loans (the "Variable Rate Loans"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's Variable Rate Loans, which is based on the one-month LIBOR rate. Under the terms of the interest rate swap agreements, which mature in December 2021, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 1.08%. The counterparties to these agreements are financial institutions.
The interest rate swaps were accounted for as a cash flow hedge of the Variable Rate Loans and qualified for hedge accounting treatment through the application of the long-haul method, which involves the comparison of cumulative changes in the fair value of the swap to the cumulative change in fair value of scheduled interest payments on the notional value (the perfectly effective hypothetical or "PEH"). The effective portion of the gain/loss on the swap will be reported as a component of other comprehensive income/loss and will be reclassified into earnings on the dates the interest payments impact earnings. The amount of ineffectiveness, if any, recorded in earnings will be equal to the excess of the cumulative change in fair value of the swap over the cumulative change in the fair value of the PEH. The fair value of the interest rate swaps is determined based on observed values for the underlying interest rate (Level 2).
The fair value of the interest rate swaps was as follows:

	Asset Derivatives
	Balance sheet line item	September 30, 2016	January 1, 2016
	(in millions)
Fair value interest rate swaps	Other assets	$17	$8

	Liability Derivatives
	Balance sheet line item	September 30, 2016	January 1, 2016
	(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$6	$—
The fair value adjustment to the fair value interest rate swap and the underlying debt was a decrease of $5 million and an increase of $9 million for the quarter and nine months ended September 30, 2016, respectively.
The effect of the Company's cash flow hedge on other comprehensive loss and earnings for the periods presented was as follows:

Three and Nine Months Ended
September 30, 2016
(in millions)
Effective portion recognized in other comprehensive loss	$(7)
Effective portion reclassified from accumulated other comprehensive loss to earnings	1
The Company expects to reclassify losses of $5 million from accumulated other comprehensive loss into earnings during the next 12 months. There was no ineffectiveness recognized in earnings for the quarter and nine months ended September 30, 2016.
The cash flows associated with both interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9–Debt
Notes Payable and Long-Term Debt
The Company's notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	September 30, 2016	January 1, 2016
	(dollars in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$465	$455
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	2.77%	3.58%	294	—
$690 million Term Loan A, due August 2021	2.77%	3.33%	675	—
$310 million Term Loan A, due August 2021	2.77%	3.31%	304	—
$1,131 million Term Loan B, due August 2023	3.27%	3.62%	1,109	—
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases due on various dates through fiscal 2020	0%-5.94%	Various	3	6
Total notes payable and long-term debt			3,470	1,081
Less: current portion			42	2
Total notes payable and long-term debt, net of current portion			$3,428	$1,079
Fair value of notes payable and long-term debt			$3,536	$1,060
Senior Secured Notes
As a result of executing the fair value interest swap agreements, the carrying values of the 4.45% senior secured notes at September 30, 2016, and January 1, 2016, included $17 million and $8 million, respectively, of the fair value of interest rate swaps (see "Note 8–Derivative Instruments").
Senior Secured Term Loans
On August 16, 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million from certain financial institutions. In addition, as a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions (see "Note 2–Acquisitions"). The outstanding obligations under the term loans are secured by a first priority lien on substantially all of the assets of the Company, subject to certain exceptions set forth in the credit agreements and related documentation.
The interest rate on these new borrowings is determined based on the LIBOR rate plus a margin. The margin for these notes ranges from 1.75% to 2.25%, depending on the Company's senior secured leverage ratio, and is re-determined on a quarterly basis. At September 30, 2016, the current margin on Term Loan A was 2.25%. The stated margin on Term Loan B is 2.75%.
As part of the credit agreements, the Company is required to perform a calculation each quarter that determines the incremental available amount of funds the Company is permitted to use towards investments relating to mergers and acquisitions, investments in joint ventures, repayment of outstanding debt and restricted payments relating to dividends and share repurchases. The incremental available amount is calculated as $35 million plus a portion of certain cash proceeds, multiplied by a percentage tied to the Company's senior secured leverage, which is added to an annual fixed amount of $250 million, as defined in the credit agreements. The constraints associated with use of cash are reduced and/or eliminated based on the Company's senior secured leverage ratio.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is also required to perform an excess cash flow calculation annually that determines the additional amount of debt prepayments the Company is required to make during the first quarter of the following fiscal year, with the first payment occurring in 2018. The excess cash flow is calculated based on the Company's consolidated net income as of the end of the fiscal year plus or minus adjustments for certain non-cash items and incurred and expected cash payments, as defined in the credit agreements. The amount of the excess cash flow that the Company is required to use to prepay the loans is based upon the Company's senior secured leverage ratio. The required debt prepayment amount is equal to 50% of the excess cash flow calculated if the senior secured leverage ratio is greater than 2.75 and is equal to 25% of the excess cash flow calculated if the ratio is between 2.75 and 2.00. No additional debt prepayment is required if the senior secured leverage ratio is less than 2.00.
On September 30, 2016, the Company repaid $100 million of its senior secured $400 million Term Loan A, due August 2019. Associated with this early repayment, $2 million of unamortized debt discount and deferred financing costs were written off and recorded to "Other (expense) income, net" in the Company's condensed consolidated statements of income.
Principal is payable on the Company's variable rate senior secured term loans on a quarterly basis, with the majority of the principal due at maturity. Interest is payable on the Company's variable rate senior secured term loans on a periodic basis, which must be at least quarterly. Interest is payable on the Company's senior fixed rate secured notes and unsecured notes on a semi-annual basis with principal payments due at maturity.
In connection with the new senior secured term loans, the Company recognized $53 million of debt discount and debt issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the term loans. Amortization for the senior secured term loans and notes and unsecured notes for the quarter and nine months ended September 30, 2016 was $3 million in each period, and for the quarter and nine months ended October 2, 2015 was immaterial and $1 million, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility (see "Revolving Credit Facility" below) are fully and unconditionally guaranteed by intercompany guarantees. The senior secured term loans and notes and unsecured notes contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of September 30, 2016.
Revolving Credit Facility
On August 16, 2016, Leidos, Inc. entered into a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2021. Leidos, Inc. recognized $15 million of origination costs related to the new credit facility, which were capitalized within "Other assets" in the condensed consolidated balance sheets. As of September 30, 2016, there were no borrowings outstanding under the new credit facility.
The new credit facility replaced the previous $500 million credit facility that was set to expire in March 2018. The remaining deferred costs associated with the former credit facility that were written-off during the quarter ended September 30, 2016, were immaterial. As of January 1, 2016, there were no borrowings outstanding under the former credit facility.
The credit agreements contain certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants define the debt-to-EBITDA ratio that the Company needs to maintain at the end of each quarter. The Company maintains a ratio of total senior secured debt, including borrowings under this credit facility, to the trailing four quarters of EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.75 prior to February 16, 2018, 4.25 from February 16, 2018, to February 16, 2019, and 3.75 thereafter. The Company was in compliance with these financial covenants as of September 30, 2016.
Other covenants in the credit agreements restrict certain of the Company's activities, including, among other things, its ability to create liens, dispose of certain assets and merge or consolidate with other entities. The credit facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, Employee Retirement Income Security Act events, material monetary judgments, change of control events and the material inaccuracy of the Company's representations and warranties.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	September 30, 2016	January 1, 2016
	(in millions)
Foreign currency translation adjustments, net of taxes of ($3) million as of September 30, 2016	$6	$—
Unrecognized net loss on derivative instruments associated with outstanding debt, net of taxes of $5 million and $3 million as of September 30, 2016, and January 1, 2016, respectively	(8)	(4)
Unrecognized net loss on defined benefit plan, net of taxes of $2 million and $3 million as of September 30, 2016, and January 1, 2016, respectively	(4)	(4)
Total accumulated other comprehensive loss, net of taxes of $4 million and $6 million as of September 30, 2016, and January 1, 2016, respectively	$(6)	$(8)
Reclassifications from other comprehensive loss to net income relating to unrecognized net gain (loss) on derivative instruments associated with outstanding debt for the quarter and nine months ended September 30, 2016, and October 2, 2015, were not material. There were no reclassifications from other comprehensive loss to net income relating to foreign currency translation adjustments or unrecognized net gain (loss) on defined benefit plan during the quarter and nine months ended September 30, 2016, and October 2, 2015. Reclassifications for unrecognized net gain (loss) on derivative instruments associated with outstanding debt are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 11–Earnings Per Share (EPS)
Basic EPS is computed by dividing net income attributable to Leidos stockholders by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Basic weighted average number of shares outstanding	112	72	85	73
Dilutive common share equivalents—stock options and other stock awards	2	1	2	1
Diluted weighted average number of shares outstanding	114	73	87	74
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS. For the quarter and nine months ended September 30, 2016, there was an immaterial amount of outstanding stock options and vesting stock awards that were antidilutive. For the quarter and nine months ended October 2, 2015, there were a total of 2 million of outstanding stock options and vesting stock awards that were antidilutive in each period.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12–Stock-Based Compensation
Stock-based compensation and related tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Total stock-based compensation expense	$9	$9	$25	$23
Tax benefits recognized from stock-based compensation	3	4	10	9
Stock Options
The fair value of the Company's stock option awards is estimated on the date of grant using the Black-Scholes-
Merton option-pricing model.
During the nine months ended September 30, 2016, expected volatility was based on using a blended approach, which included weighted average historical volatility of a group of publicly-traded peer companies, weighted average historical volatility of the Company and the weighted average implied volatility. The Company will continue to use peer group volatility information, until sufficient historical volatility of the Company's common stock is relevant, to measure expected volatility for future option grants. The expected volatility increased from pre-acquisition to post-acquisition due to a higher allocation of peer group volatility used post-acquisition compared to a higher allocation of historical volatility used pre-acquisition. The post-acquisition volatility reflected an updated peer group mix. The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. The dividend yield increased from pre-acquisition to post-acquisition due to historical stock price fluctuations. The Company uses historical data to estimate forfeitures.
The assumptions used to determine fair value of stock options granted for the nine months ended September 30, 2016, and October 2, 2015 were as follows:

	Nine Months Ended
	September 30, 2016 (Grants after acquisition)	September 30, 2016 (Grants before acquisition)	October 2, 2015
Expected term (in years)	4.7	4.8	4.7
Expected volatility	37.9%	29.9%	24.5%
Risk-free interest rate	1.2%	1.3%	1.4%
Dividend yield	2.7%	2.5%	2.9%
Restricted Stock Units
In connection with the IS&GS Business acquisition (see "Note 2–Acquisitions"), the Company issued 0.6 million replacement RSUs valued at $23 million, of which $9 million was allocated as purchase consideration attributed to pre-acquisition service and the remaining $12 million represents the total remaining stock-based compensation expense, net of estimated forfeitures. This remaining expense will be recognized over three years.
Special Dividend Adjustment
As a result of the payment of the special cash dividend to Leidos stockholders in August 2016, Leidos modified all outstanding stock options to preserve their original grant date fair value. The modifications resulted in a reduction in the strike prices of the outstanding stock options by a factor of 0.74 and an increase in the number of shares issuable upon the exercise of each option by a factor of 1.35 between the pre-modification stock price and post-modification stock price. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. The modifications resulted in an increase in options outstanding by 0.9 million. The special dividend declared was $993 million. As a result of the special dividend declaration, the Company accrued $29 million of dividend equivalents with respect to outstanding equity awards. The transactions

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

associated with the special cash dividend were recorded to "Additional paid-in capital" in the condensed consolidated balance sheets.
Note 13–Income Taxes
For the quarter ended September 30, 2016, the Company's effective tax rate was (22.7)% compared to 38.8% for the quarter ended October 2, 2015. The lower effective tax rate for the quarter ended September 30, 2016, was primarily due to the tax deductibility of the special cash dividend, related to the Transactions described in "Note 2–Acquisitions", on shares held by the Leidos retirement plan, an income tax benefit from the resolution of certain tax contingencies with the tax authorities, and a tax benefit from the release of a valuation allowance.
For the nine months ended September 30, 2016, the Company's effective tax rate was 12.7% compared to 29.7% for the nine months ended October 2, 2015. The lower effective tax rate for the nine months ended September 30, 2016 was primarily due to the tax deductibility of the special cash dividend on shares held by the Leidos retirement plan and a tax benefit realized for excess tax benefits related to employee stock-based payment transactions (see discussion of ASU 2016-09 in "Note 1–Summary of Significant Accounting Policies"). The adoption of this new accounting standard could result in fluctuations in the effective tax rate period over period depending on the amount of excess tax benefits or deficiencies recognized.
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service ("IRS") Compliance Assurance Process, a real-time audit of the Company's consolidated federal corporate income tax return. The IRS has examined the Company's consolidated federal income tax returns through fiscal 2015. With a few exceptions, as of September 30, 2016, the Company is no longer subject to state, local or foreign examinations by the tax authorities for years before fiscal 2013.
As of September 30, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $6 million, of which $5 million were classified as other long-term liabilities in the condensed consolidated balance sheets. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities.
Note 14–Business Segments
During the quarter ended September 30, 2016, the Company completed its acquisition of Lockheed Martin's IS&GS Business (see "Note 2–Acquisitions"). The acquired IS&GS Business was identified as a new operating and reportable segment.
In April 2016, the Company sold its design, build and heavy construction engineering business (see "Note 4–Divestitures"). Consequently, the reportable segment of Health and Engineering was renamed as Health and Infrastructure Sector.
At September 30, 3016, Leidos' reportable segments were: National Security Solutions ("NSS"), Health and Infrastructure Sector ("HIS"), Information Systems & Global Solutions ("IS&GS") and Corporate and Other.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(in millions)
Revenues:
National Security Solutions	$921	$878	$2,734	$2,619
Health and Infrastructure Sector	328	418	1,115	1,182
Information Systems & Global Solutions	620	—	620	—
Corporate and Other	(1)	6	(1)	4
Total revenues	$1,868	$1,302	$4,468	$3,805

Operating income (loss):
National Security Solutions	$91	$78	$224	$214
Operating income margin	9.9%	8.9%	8.2%	8.2%
Health and Infrastructure Sector	41	13	116	(1)
Operating income (loss) margin	12.5%	3.1%	10.4%	(0.1)%
Information Systems & Global Solutions	26	—	26	—
Operating income margin	4.2%	—	4.2%	—
Corporate and Other	(57)	3	(101)	(17)
Total operating income	$101	$94	$265	$196
Operating income margin	5.4%	7.2%	5.9%	5.2%
Asset information by segment is not a key measure of performance used by the chief operating decision maker, currently the chief executive officer. Other income (expense), interest income, interest expense and provision for income taxes, as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded at the corporate level. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15–Legal Proceedings
MSA Venture
On November 10, 2015, MSA received a final decision of the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by DoE for the performance of IT services by Lockheed Martin Services, Inc. (“LMSI”) under a subcontract to MSA constituted alleged affiliate fees in violation of the Federal Acquisition Regulation (the "FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. At the same time, the contracting officer advised MSA that he would not approve certain provisional fee payments to MSA pending resolution of the matters set forth in his decision. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. Government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At September 30, 2016, the Company recorded a liability of $40 million and an indemnification asset of $2 million in the condensed consolidated balance sheets.
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015, to the United States Court of Appeals for the Ninth Circuit where the appeal remains pending. Plaintiff filed his appellate brief on May 6, 2016. Leidos filed its response on July 6, 2016 and Plaintiff filed his reply on August 19, 2016.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime") and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007, through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plaintiffs' motions. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit. On March 29, 2016, the Second Circuit issued an opinion affirming in part, and vacating in part, the District Court's ruling. In particular, the Second Circuit held that the plaintiffs should be permitted to pursue omissions claims against the Company with respect to the annual report the Company filed on Form 10-K on March 25, 2011; the Second Circuit affirmed dismissal of all other claims, including all the claims against the individual defendants. The Company petitioned the Second Circuit on April 12, 2016 to rehear the appeal, which was denied on August 2, 2016. The case is now remanded to the District Court for further proceedings on plaintiffs' claim.
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
In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for $15 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.
In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for $44 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company appealed the annulment decision to the Supreme Court of Greece in January 2015 to have the arbitral award reinstated. On September 22, 2016, the Supreme Court of Greece issued a written decision upholding the Company’s appeal and remanding the case back to the appeals court for further proceedings consistent with the Supreme Court’s decision. The Company is continuing to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. The outcomes of the appeal in Greece and the Company's pending enforcement action are uncertain.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarter and nine months ended September 30, 2016, and October 2, 2015. As of September 30, 2016, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award. As of September 30, 2016, the Company's net balance sheet exposure for the Greek contract was $2 million.
The Company has $28 million for value added tax ("VAT") included in the arbitration claim of which this amount was substantially awarded in the arbitral award. The Company has paid a certain amount of VAT and believes it is entitled to recover either as a payment from the arbitral award or as a refund from the taxing authorities. This amount paid is recorded as a receivable as of September 30, 2016, and is part of the net balance sheet exposure. If the Customer fails to pay the outstanding VAT amounts through the arbitral award or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of September 30, 2016, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $21 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of September 30, 2016, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Note 16–Other Commitments and Contingencies
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Corporation infringed two of the patents that the Company previously transferred to VirnetX and awarded $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case was remanded to the Federal District Court for further proceedings, including a new jury trial which began on January 25, 2016.
On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company received proceeds in the second and third quarter of the prior year in the amount of $10 million, $8 million of which was received during the third quarter ended October 2, 2015, from VirnetX's settlement with Microsoft and VirnetX's settlement of a previous litigation matter against various defendants, including Mitel, Siemens and Avaya. Pursuant to the agreements with VirnetX, the amount received by the Company includes reimbursement for attorney's fees and costs incurred by the Company in connection with these litigation matters. In addition, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 3, 2016, the jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded VirnetX $626 million in a verdict against Apple for willful infringement of four VirnetX patents. However, on July 29, 2016, the court issued a new order in the pending litigation against Apple, Case No. 6:10-cs-417 ("Apple I") and Case No. 6:12-cv-855 ("Apple II"), vacating its previous order consolidating the two cases and ordering the parties to retry them as separate cases. On September 30, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, in the Apple I case, awarded VirnetX $302 million in a verdict against Apple for infringing four VirnetX patents. A jury trial in the Apple II case is expected to be scheduled by the court shortly after the conclusion of the Apple I case. Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, it is expected that Apple will appeal the verdict and no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology.
The Company does not have any assets or liabilities recorded in connection with this matter as of September 30, 2016.
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
As of September 30, 2016, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Leidos, Inc.'s indirect cost audits by the DCAA remain open for fiscal 2011 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2011 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.
Leidos Innovations Corporation's indirect cost audits by the DCAA remain open for fiscal 2009 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2009 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.
Letters of Credit, Surety Bonds and Third-Party Guarantees
The Company has outstanding letters of credit of $71 million as of September 30, 2016, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $132 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next five fiscal years.
Additionally, the Company has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. As of September 30, 2016, the Company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

LEIDOS HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with Leidos' condensed consolidated financial statements and related notes.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending, the impact of competition and the performance and carrying value of our assets. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Transition Report on Form 10-K, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us” and “our” refer collectively to Leidos and its consolidated subsidiaries. Unless otherwise noted, references to fiscal years are to fiscal years ending the Friday nearest the end of December.
Overview
We are a global science and technology solutions company that provides technology and engineering solutions in the defense, intelligence, homeland security, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: C4ISR, cybersecurity, systems engineering, large-scale agile software development, data analytics, enterprise IT modernization and operations and sustainment. Our domestic customers include agencies of the U.S. Department of Defense ("DoD"), the intelligence community, the U.S. Department of Homeland Security ("DHS"), the Department of Health and Human Services, other U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. The majority of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
During the quarter ended September 30, 2016, the Company completed its acquisition of Lockheed Martin's IS&GS Business (see "Note 2–Acquisitions"). Our third quarter results include the results of the IS&GS Business for the period from August 16, 2016, to September 30, 2016. The acquired IS&GS Business was identified as a new operating and reportable segment (see "Note 14–Business Segments"). In April 2016, we sold our design, build and heavy construction engineering business. Consequently, the reportable segment of Health and Engineering was renamed as HIS (see "Note 4–Divestitures" and "Note 14–Business Segments"). We now operate in the following segments: National Security Solutions ("NSS"), Health and Infrastructure Sector ("HIS"), Information Systems & Global Solutions ("IS&GS") and Corporate and Other.
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
In February 2016, the President delivered his requested budget for the government fiscal year ("GFY") 2017 budget cycle to Congress. The Appropriations Committee began its work for the year with the Subcommittee on Military Construction and Veterans Affairs advancing its GFY 2017 appropriations bill to the full committee on March 23, 2016. Although a budget resolution has not passed, appropriations bills continue to be discussed and acted upon in committees with many of the 12 appropriations bills in line to be considered by Congress.

LEIDOS HOLDINGS, INC.

Because Congress failed to enact any of the 12 appropriations bills prior to the beginning of GFY 2017, it necessitated the enactment of a short-term continuing resolution. This continuing resolution is in effect until December 9, 2016. Although there are relatively few legislative days left in this session, we anticipate that appropriations for many governmental functions will be finalized in December and that an additional continuing resolution will be needed for the remaining departments where a final resolution has not been agreed upon. There is a possibility of a government shutdown if Congress cannot agree to a long-term budget agreement; however, we believe that is unlikely.
International Markets
Sales to customers in international markets have historically not been a significant portion of our revenues. Our contract award in the United Kingdom and the acquisition of the IS&GS Business have increased the relative contribution from international business and have therefore increased our exposure to international markets and the associated international regulatory and geopolitical risks.
Lockheed Martin Transaction
On January 26, 2016, Leidos announced that it had entered into a definitive agreement (as amended, the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and, at the time of announcement, a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos would combine with Lockheed Martin’s realigned Information Systems & Global Solutions business (the "IS&GS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (as amended, the "Separation Agreement"), pursuant to which Lockheed Martin would separate the IS&GS Business from Lockheed Martin and transfer the IS&GS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the “Transactions.”
On August 16, 2016, we completed the Transactions. In the Transactions, among other steps, (i) Lockheed Martin transferred the IS&GS Business to Splitco; (ii) Lockheed Martin offered to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer (the "Distribution"); and (iii) Merger Sub merged with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Additionally, on the closing date of the Transactions, Splitco's name was changed to Leidos Innovations Corporation. Upon consummation of the Transactions, those Lockheed Martin stockholders who elected to participate in the exchange offer received approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock after consummation of the Transactions. Holders of Leidos shares prior to the transaction held the remaining approximately 49.5% of the outstanding shares of Leidos common stock immediately after the closing.
Prior to the Distribution, Splitco incurred third-party debt financing in an aggregate principal amount of $1.8 billion and immediately thereafter, Lockheed Martin transferred the IS&GS Business to Splitco and Splitco made a special cash payment to Lockheed Martin of $1.8 billion.
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced our existing revolving credit facility. See "Note 9–Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, our Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. On August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016. As a result of the special dividend declaration, we accrued $29 million of dividend equivalents with respect to outstanding equity awards.
We expect to incur significant integration costs in connection with the Transactions and related transactions through fiscal 2018.
In connection with the Transactions, certain additional agreements were entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.

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
Results of Operations
The following table summarizes our consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2016	October 2, 2015	Dollar change	Percent change	September 30, 2016	October 2, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,868	$1,302	$566	43.5%	$4,468	$3,805	$663	17.4%
Operating income	101	94	7	7.4%	265	196	69	35.2%
Non-operating expense, net	(26)	(14)	(12)	(85.7)%	(52)	(41)	(11)	(26.8)%
Income from continuing operations before income taxes	75	80	(5)	(6.3)%	213	155	58	37.4%
Income tax benefit (expense)	17	(31)	48	154.8%	(27)	(46)	19	41.3%
Income from continuing operations	92	49	43	87.8%	186	109	77	70.6%
Income from discontinued operations, net of taxes	—	—	—	—%	—	18	(18)	(100.0)%
Net income	$92	$49	$43	87.8%	$186	$127	$59	46.5%
Less: net income attributable to non-controlling interest, net of taxes	1	—	$1	100.0%	1	—	$1	100.0%
Net income attributable to Leidos Holdings, Inc.	91	49	$42	85.7%	185	127	$58	45.7%
Operating margin	5.4%	7.2%			5.9%	5.2%
Revenue increases in constant currency(1) for the three and nine months ended September 30, 2016, were 44.5%, and 18.1%, respectively. The adverse foreign currency impacts were attributable to the NSS segment.
Revenues for both the three and nine months ended September 30, 2016 include revenues from the recently acquired IS&GS Business. See "Note 2–Acquisitions" and the discussion on the IS&GS segment below.
(1) The non-GAAP measure of constant currency revenues is used to assess the performance of revenue activity without the effect of foreign currency exchange rate fluctuations. We calculate revenues on a constant currency basis by translating current period revenue using the comparable period's foreign currency exchange rates. This calculation is performed for all subsidiaries where the functional currency is not the U.S. dollar.

LEIDOS HOLDINGS, INC.

Segment Results

	Three Months Ended				Nine Months Ended
National Security Solutions	September 30, 2016	October 2, 2015	Dollar change	Percent change	September 30, 2016	October 2, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$921	$878	$43	4.9%	$2,734	$2,619	$115	4.4%
Operating income	91	78	13	16.7%	224	214	10	4.7%
Operating income margin	9.9%	8.9%			8.2%	8.2%
NSS revenues increased $43 million, or 4.9%, for the three months ended September 30, 2016, as compared to the three months ended October 2, 2015, and increased $115 million, or 4.4%, for the nine months ended September 30, 2016, as compared to the nine months ended October 2, 2015.
In constant currency, revenues increased 6.4% and 5.3% for the three and nine months ended September 30, 2016, respectively. The adverse impact of foreign currency was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
The revenue growth, excluding the impact of currency, for both the three months and nine months ended September 30, 2016, was primarily attributable to revenues from our international business and increases in fees resulting from the achievement of contract milestones and related profit write-ups on certain contracts. These increases were partially offset by reduced revenue due to lower scope and completion of certain contracts.
NSS operating income increased $13 million, or 16.7%, for the three months ended September 30, 2016, as compared to the three months ended October 2, 2015, and increased $10 million, or 4.7%, for the nine months ended September 30, 2016, as compared to the nine months ended October 2, 2015. This increase in operating income was primarily driven by an increase in fees resulting from profit write-ups on certain contracts.

	Three Months Ended				Nine Months Ended
Health and Infrastructure Sector	September 30, 2016	October 2, 2015	Dollar change	Percent change	September 30, 2016	October 2, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$328	$418	$(90)	(21.5)%	$1,115	$1,182	$(67)	(5.7)%
Operating income (loss)	41	13	28	NM	116	(1)	117	NM
Operating income (loss) margin	12.5%	3.1%			10.4%	(0.1)%
NM - Not meaningful
HIS revenues for the three months ended September 30, 2016, decreased $90 million, or 21.5%, as compared to the three months ended October 2, 2015. The revenue decline is primarily attributable to the divestiture of our design, build and heavy construction engineering services business in the second quarter of fiscal 2016. Excluding the revenues from the divested business, HIS revenues increased $25 million, or 8.3%, primarily due to growth in the Federal Health business, partially offset by lower revenues from the sale of security products and our engineering services business.
HIS revenues for the nine months ended September 30, 2016, decreased $67 million, or 5.7%, as compared to the nine months ended October 2, 2015. The revenue decline is primarily attributable to the divestiture of our design, build and heavy construction engineering services business in the second quarter of fiscal 2016 and sale of the Plainfield plant, which closed in the second quarter of the prior year. Excluding the revenues from the divested businesses, HIS revenues increased $108 million, or 10.7%, primarily due to growth in the Federal Health business, partially offset by lower revenues from our engineering services business.
HIS operating income was $41 million for the three months ended September 30, 2016, as compared to operating income of $13 million for the three months ended October 2, 2015. The increase in operating income was primarily due to improved fee performance from our Federal Health business, and decreases in bad debt expense and asset impairment charges.

LEIDOS HOLDINGS, INC.

HIS operating income was $116 million for the nine months ended September 30, 2016, as compared to an operating loss of $1 million for the nine months ended October 2, 2015. The increase in operating income was primarily due to $86 million of asset impairment charges and operating losses associated mainly with the Plainfield plant recorded in the prior year that did not recur in fiscal 2016, along with improved fee performance from our Federal Health business and a decrease in bad debt expense.

Three and Nine Months Ended
Information Systems & Global Solutions	September 30, 2016

Revenues	$620
Operating income	26
Operating income margin	4.2%
We acquired the IS&GS Business on August 16, 2016 (see "Note 2–Acquisitions"), and the business is considered as a separate reportable segment (see "Note 14–Business Segments").
The operating results above reflect the IS&GS segment performance during the period August 16, 2016 through September 30, 2016. Excluding the impact of amortization of acquired intangibles, non-GAAP operating margin was 8.4% for the quarter.

	Three Months Ended				Nine Months Ended
Corporate and Other	September 30, 2016	October 2, 2015	Dollar change	Percent change	September 30, 2016	October 2, 2015	Dollar change	Percent change
	(dollars in millions)
Revenues	$(1)	$6	$(7)	(116.7)%	$(1)	$4	$(5)	(125.0)%
Operating (loss) income	$(57)	$3	$(60)	NM	$(101)	$(17)	$(84)	NM
NM - Not meaningful
Corporate and Other revenues decreased $7 million and $5 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended October 2, 2015, primarily due to proceeds received during the third quarter of the prior year related to the settlement of a litigation matter of $5 million.
Corporate and Other operating loss represents corporate costs that are not directly related to the operating performance of the reportable segments.
Corporate and Other operating loss increased $60 million for the three months ended September 30, 2016, as compared to the three months ended October 2, 2015. The increase in operating loss was primarily driven by acquisition and integration costs incurred related to the Lockheed Martin Transaction of $44 million for the three months ended September 30, 2016 and an increase in restructuring charges incurred of $5 million in connection with the Transactions for the three months ended September 30, 2016, primarily due to severance charges. The increase in operating loss is also attributable to proceeds received related to the settlement of a litigation matter and the sale of buildings of $8 million in aggregate for the three months ended October 2, 2015.
Corporate and Other operating loss increased $84 million for the nine months ended September 30, 2016, as compared to the nine months ended October 2, 2015. The increase in operating loss was primarily driven by acquisition and integration costs incurred related to the Lockheed Martin Transaction of $68 million for the nine months ended September 30, 2016 and an increase in restructuring charges incurred of $4 million in connection with the Transactions for the nine months ended September 30, 2016, primarily due to severance charges. The increase in operating loss is also attributable to proceeds received related to the settlement of a litigation matter and the sale of buildings of $13 million in aggregate for the nine months ended October 2, 2015.
Restructuring Expenses
After the acquisition of the IS&GS Business, we initiated a program to align its cost structure, which included optimization of its real estate portfolio, by vacating facilities that were not necessary for future requirements and reducing headcount.
For the three and nine months ended September 30, 2016, we recognized $5 million of restructuring expenses related to this program.

LEIDOS HOLDINGS, INC.

For the nine months ended September 30, 2016 and October 2, 2015, we recognized $1 million and $2 million of restructuring expenses, respectively, related to the separation of New SAIC and the Company's real estate optimization initiatives. There were no restructuring expenses recognized for the quarters ended September 30, 2016 and October 2, 2015 related to this program.
Non-Operating Expense, net
Non-operating expense, net for the three and nine months ended September 30, 2016, increased $12 million and $11 million, respectively, as compared to the three and nine months ended October 2, 2015, primarily due to interest expense on the new $2.5 billion term loans secured in connection with the Transactions (see "Note 2–Acquisitions").
Provision for Income Taxes
For the three months ended September 30, 2016, our effective tax rate was (22.7)% compared to 38.8% for the three months ended October 2, 2015. The lower effective tax rate for the three months ended September 30, 2016, was primarily due to the tax deductibility of the special cash dividend, related to the Transactions described within "Note 2–Acquisitions", on shares held by the Leidos retirement plan, an income tax benefit from the resolution of certain tax contingencies with the tax authorities, and a tax benefit from the release of a valuation allowance.
For the nine months ended September 30, 2016, our effective tax rate was 12.7% compared to 29.7% for the nine months ended October 2, 2015. The lower effective tax rate for the nine months ended September 30, 2016, was primarily due to the tax deductibility of the special cash dividend on shares held by the Leidos retirement plan and a tax benefit realized for excess tax benefits related to employee stock-based payment transactions (see discussion of ASU 2016-09 in "Note 1–Summary of Significant Accounting Policies").
Bookings and Backlog
We received net bookings worth an estimated $2.9 billion and $5.1 billion during the three and nine months ended September 30, 2016, respectively, compared to $1.5 billion and $6.4 billion for the three and nine months ended October 2, 2015, respectively.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. The estimated value of our total backlog was as follows:

	September 30, 2016	January 1, 2016
	(in millions)
National Security Solutions:
Funded backlog	$1,759	$1,472
Negotiated unfunded backlog	6,166	6,554
Total National Security Solutions backlog	$7,925	$8,026
Health and Infrastructure Sector:
Funded backlog	$1,022	$1,049
Negotiated unfunded backlog	866	820
Total Health and Infrastructure Sector backlog	$1,888	$1,869
Information Systems & Global Solutions:
Funded backlog	$2,822	$—
Negotiated unfunded backlog	6,029	—
Total Information Systems & Global Solutions backlog	$8,851	$—
Total:
Funded backlog	$5,603	$2,521
Negotiated unfunded backlog	13,061	7,374
Total backlog	$18,664	$9,895
Total backlog at September 30, 2016 included $454 million of reduction due to the adverse impact of foreign currency movement between the U.S. dollar and the British pound.

LEIDOS HOLDINGS, INC.

Liquidity and Capital Resources
Overview
As of September 30, 2016, we had $449 million in cash and cash equivalents. In addition, in August 2016, we entered into a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. This new credit facility replaced the previous unsecured credit facility held that provided $500 million of borrowing capacity. As of September 30, 2016, and January 1, 2016, there were no borrowings outstanding under either of the credit facilities and we were in compliance with the financial covenants.
In August 2016, our Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. On August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016. As a result of the special dividend declaration, we accrued $29 million of dividend equivalents with respect to outstanding equity awards. In addition, we paid quarterly dividends of $48 million and $94 million for the three and nine months ended September 30, 2016.
At September 30, 2016, and January 1, 2016, we had outstanding debt of $3.5 billion and $1.1 billion, respectively. The notes outstanding as of September 30, 2016, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 30, 2016.
In connection with the Transactions, Leidos has incurred $2.5 billion of new indebtedness in the form of term loans (see "Note 2–Acquisitions"). Of the $2.5 billion, $1.8 billion of the term loans was secured by Leidos Innovations prior to being acquired and the funds were used to finance the special cash payment to Lockheed Martin. The remaining $690 million of term loans was secured by Leidos to fund the special cash dividend. On September 30, 2016, the Company repaid $100 million of these term loans (see "Note 9–Debt").
In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of the aggregate principal outstanding on the Company's variable rate senior secured notes (see "Note 8–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's variable rate secured notes.
We anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Nine Months Ended
	September 30, 2016	October 2, 2015
	(in millions)
Cash provided by operating activities of continuing operations	$284	$378
Cash provided by investing activities of continuing operations	34	8
Cash used in financing activities of continuing operations	(524)	(229)
(Decrease) increase in cash and cash equivalents from continuing operations	(206)	157
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	19
Total (decrease) increase in cash and cash equivalents	$(207)	$176
Cash Provided by Operating Activities of Continuing Operations: Cash flows provided by operating activities of continuing operations decreased $94 million for the nine months ended September 30, 2016, as compared to the nine months ended October 2, 2015, primarily due to pre-funding IS&GS expenses in accordance with the transition services agreement with Lockheed Martin, payments for acquisition and integration expenses, timing of collections of receivables and payments to vendors and increased interest payments.
Cash Provided by Investing Activities of Continuing Operations: Cash flows provided by investing activities of continuing operations increased by $26 million for the nine months ended September 30, 2016, primarily due to cash acquired as part of the acquisition of the IS&GS Business of $25 million in fiscal 2016 and a payment of $13 million in connection with a prior acquisition in the prior year that did not recur in fiscal 2016.
Cash Used in Financing Activities of Continuing Operations: Cash used in financing activities of continuing operations increased $295 million for the nine months ended September 30, 2016, when compared to the prior year, primarily due to a special cash dividend payment in connection with the Transactions of $993 million, partially

LEIDOS HOLDINGS, INC.

offset by net borrowings of $560 million, the May 2015 accelerated share repurchase of $100 million, and the early retirement of debt of $45 million in the prior year.
Cash Provided by Discontinued Operations: Cash flows provided by discontinued operations decreased $20 million for the nine months ended September 30, 2016, as compared to the nine months ended October 2, 2015, primarily due to an $18 million tax benefit received during the three months ended April 3, 2015, for the conversion of a subsidiary to an LLC.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
On August 16, 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million from certain financial institutions. As a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions. These senior term loans have variable stated interest rates that are determined based on the LIBOR rate plus a margin. Principal is payable on the Company's senior secured notes on a quarterly basis, with the majority of the principal due at maturity. Interest is payable on a periodic basis, which must be at least quarterly. See "Note 9–Debt" for further information regarding the new debt incurred.
The following table summarizes, as of September 30, 2016, our obligations to make future payments related to the new debt incurred as stated above as well as the operating lease obligations assumed related to the IS&GS Business and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2016 (remainder of year)	2017	2018	2019	2020	2021 & Thereafter
	(in millions)
Contractual obligations(1):
Long-term debt (including current portion)(2)	$2,823	$19	$149	$152	$442	$169	$1,892
Operating lease obligations	121	12	40	26	18	12	13
Total contractual obligations	$2,944	$31	$189	$178	$460	$181	$1,905
(1) We have excluded purchase orders for services or products to be delivered pursuant to U.S. Government contracts for which we are entitled to full recourse under normal contract termination clauses.
(2) Includes total interest payments on our outstanding debt. Interest payments represent $19 million, $73 million, $71 million, $66 million and $58 million of the balance for the remainder of fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019, and fiscal 2020, respectively, and $105 million of our obligations in fiscal 2021 and thereafter. The total interest payments on the outstanding term loan debt are calculated based on the stated variable rates of the senior secured notes as of September 30, 2016.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see "Note 15–Legal Proceedings" and "Note 16–Other Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report from those discussed in our Transition Report on Form 10-K for the 11-month period ended January 1, 2016.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see "Note 1–Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

LEIDOS HOLDINGS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market rate risks in the normal course of business. Our current market risk exposures are primarily related to interest rates and foreign currency fluctuations. Our risk management policy authorizes, with Board of Directors' approval, the limited use of derivative instruments to hedge specific interest rate risks.
Interest Rate Risk
On August 16, 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million from certain financial institutions. As a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions (see "Note 9–Debt"). These senior secured term loans have variable stated interest rates that are determined based on the one-month LIBOR rate plus a margin. As a result, we may experience fluctuations in interest expense. In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of the Company's variable rate senior secured term loans (see "Note 8–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's variable rate senior secured term loans.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations are growing but are not significant and therefore do not have a material impact on our consolidated statements of income and consolidated statements of cash flows.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of January 1, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Transition Report on Form 10-K for the 11-month period ended January 1, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. As permitted by the SEC, the scope of our assessment does not include the IS&GS Business that we acquired during the quarter, which represented approximately 26% of our consolidated operating income in the third quarter of 2016 and approximately 13% of our consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to the IS&GS Business, as of September 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On August 16, 2016, we completed the acquisition of the IS&GS Business. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded IS&GS from our evaluation for the third quarter 2016. We are in the process of integrating the IS&GS Business into our system of internal control over financial reporting.

Other than the foregoing, there have been no changes in Leidos' internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, Leidos' internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have provided information about legal proceedings in which we are involved in "Note 15–Legal Proceedings" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
In addition to the matters disclosed in Note 15, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 16–Other Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes from the risk factors disclosed in our Transition Report on Form 10-K for the year ended January 1, 2016, as updated by the Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Company
In December 2013, our Board of Directors authorized a stock repurchase program ("2013 Stock Repurchase Program") under which we may repurchase up to 20 million shares of Leidos common stock. This share repurchase authorization replaced the March 2012 share repurchase authorization of 10 million shares. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. Pursuant to the Tax Matters Agreement entered into in connection with the Transactions, we are generally restricted from repurchasing our stock for a two-year period following the closing date of the Transactions, unless an exception applies.
The following table presents repurchases of Leidos common stock during the quarter ended September 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2016 - July 31, 2016	26,040	$49.88	—	5,718,172
August 1, 2016 - August 31, 2016	14,502	48.86	—	5,718,172
September 1, 2016 - September 30, 2016	11,542	40.59	—	5,718,172
Total	52,084	$47.54	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units; and (ii) shares purchased upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)
We may repurchase up to 20 million shares of Leidos common stock under the 2013 Stock Repurchase Program, which was publicly announced in December 2013. No shares were purchased in open market purchases during the third quarter of fiscal 2016.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Credit Agreement dated August 16, 2016, among Leidos Holdings, Inc., Leidos, Inc., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent.

10.2
Credit Agreement dated August 16, 2016, among Leidos Innovations Corporation (formerly Abacus Innovations Corporation) as Borrower, the lenders party thereto, and Citibank, N.A., as administrative agent.

10.3	Intellectual Property Matters Agreement, dated August 16, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation.

10.4	Shared Contracts Agreement - Shared Contracts (Parent Companies), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

10.5	Shared Contracts Agreement - Shared Contracts (Splitco Companies), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

10.6	Subcontract Pending Novation and Consent (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

10.7	Supply Agreement (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

10.8	Supply Agreement (Splitco to Parent), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

10.9	Transition Services Agreement (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2016

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer