Form 10-K
period 2016-12-30
Leidos Holdings, Inc.
filed 2017-02-24
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2016
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
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 1, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $3,457,775,161.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 14, 2017 was 150,352,251 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders ("2017 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos was formed in 1969 by a small group of scientists led by physicist Dr. Robert Beyster. Since our founding 48 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of national concern. On August 16, 2016, Leidos acquired Lockheed Martin’s Information Systems & Global Solutions business (the "IS&GS Business") in a Reverse Morris Trust transaction (see "Our Business Segments" for a description of the transaction and the IS&GS business).
Leidos is a global science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Applying our technically advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with our key customers. Our domestic customers include agencies of the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services, other U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. With a focus on delivering mission-critical solutions, Leidos generated 81% of our total revenues from U.S. Government contracts for fiscal 2016.
Building on our foundation in offering innovative services and solutions to U.S. Government customers, Leidos is expanding into international government and broader commercial markets. By leveraging expertise in multiple disciplines, tailoring our services and solutions to the particular needs of our targeted markets and using advanced analytics, we work to securely deliver services and solutions that not only meet customers’ current goals, but also support their future endeavors.
For additional discussion and analysis related to recent business developments, see “Business Environment and Trends” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
We use the terms “Company,” “we,” “us,” and “our” to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos to change Leidos' year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, the Company filed a Transition Report on Form 10-K for the 11-month period which began on January 31, 2015, and ended on January 1, 2016. This change did not impact the Company's prior reported fiscal years (each covering a 12-month period), each of which ended on the Friday closest to January 31. For example, fiscal 2015 began on February 1, 2014, and ended on January 30, 2015.
This Annual Report on Form 10-K is for fiscal 2016, which covers a 12-month period that began on January 2, 2016, and ended on December 30, 2016.

Leidos Holdings, Inc. Annual Report - 1

PART I

Our Business Segments
At December 30, 2016, our business is aligned into four reportable segments: National Security Solutions ("NSS"), Information Systems & Global Solutions ("IS&GS"), Health and Infrastructure ("HIS") and Corporate and Other. While each reportable segment is organized around the markets served and the nature of the products and services provided to customers in those markets, the IS&GS reportable segment comprises the IS&GS business acquired on August 16, 2016. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. The majority of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
National Security Solutions
National Security Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of our customers in the areas of intelligence surveillance and reconnaissance, integrated systems and cybersecurity and global services. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, DHS, government agencies of U.S. allies abroad and other federal, civilian and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. National Security Solutions represented 51%, 68% and 71% of total revenues for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively.
Our national security business offers broad technology, development and integration capabilities and is responsible for leading our efforts in surveillance and reconnaissance, integrated systems solutions and global services for the U.S. Intelligence Community, military commands and other government and commercial customers.

•
Surveillance and Reconnaissance - We offer a wide range of technologies in multiple domains that address the nation’s most critical threats and deliver solutions to the U.S. Intelligence Community, DoD and military services. A primary focus is on the DoD’s technology organizations, which include the Defense Advanced Research Projects Agency, Army Research Lab, Air Force Research Lab and Navy Research Lab. Our market concentration is on airborne, maritime and command and control. We provide multi-spectral, airborne, ground and maritime intelligence surveillance and reconnaissance ("ISR") collection and processing systems, advanced sensor design, command and control solutions and training systems.

•
Integrated Systems - We offer extensive software development capabilities for intelligence and information systems and deliver solutions to the U.S. Intelligence Community, DoD, military services, DHS and the U.K. Ministry of Defense ("U.K. MoD"). Our markets include cybersecurity, data analytics and logistics. Our cybersecurity solutions detect and manage the most sophisticated cyber threats. We are highly skilled in data analytics, and we design, develop, deploy and support information-centric software systems for complex, data-driven national security challenges. Our logistics offerings include enterprise platforms that speed the supply chain of highly complex systems.

•
Global Services - We provide high-end services to the U.S. Intelligence Community, DoD and federal civilian agencies. Operating around the world daily, we provide intelligence analysis, operational support, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe.

Information Systems & Global Solutions
On January 26, 2016, we announced that we had entered into a definitive agreement (as amended, the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and, at the time of announcement, a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which we would combine with Lockheed Martin’s realigned Information Systems & Global Solutions business (the "IS&GS Business") in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (as amended, the "Separation Agreement"), pursuant to which Lockheed Martin would separate the IS&GS Business from Lockheed Martin and transfer the IS&GS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the “Transactions.” On August 16, 2016, the acquisition date, the Company completed the Transactions.

Leidos Holdings, Inc. Annual Report - 2

PART I

Our IS&GS business focuses on being a leading provider of information technology ("IT"), management and engineering services to civil, defense and intelligence agencies of the U.S. Government. IS&GS's major customers include the DHS, the Department of the Treasury, DoD and the branches of the U.S. military. IS&GS also has certain international customers who are primarily located in the United Kingdom, the Middle East and Australia. Since being acquired on August 16, 2016, IS&GS represented 28% of total revenues for fiscal 2016.
Our IS&GS business also provides data analytics, systems engineering, large-scale agile software development, network-enabled situational awareness solutions, communications and command and control capability and global systems integration, to help customers gather, analyze and securely distribute intelligence data to address complex and pressing challenges, such as combating global terrorism, cybersecurity, air traffic management, energy demand management and transforming the healthcare system. Our business is also responsible for various classified systems and services in support of vital national security systems.

•
Enterprise IT Services - We deliver enterprise operations; network services and communications; application management and optimization; data center operations, migration and consolidation; and data storage. We apply these solutions to physical, virtualized cloud, and hybrid form networks and provide the services and oversight clients require for IT infrastructure transformation, implementation and operations.

•
Software Development and Integrated Systems - We offer extensive software development capabilities for intelligence and information systems and deliver solutions to the U.S. Intelligence Community, DoD, military services, DHS and the U.K. MoD. Software and integrated systems offerings include development of small and large scale information technology applications, embedded systems, and mobile applications. We deliver expertise across an extensive list of programming languages applicable to traditional, cloud, mobile and embedded applications and employ additional and agile development methods depending on the application.

•
Cybersecurity - We provide cybersecurity solutions with deep technical, analytic, and cyber mission experience that help clients anticipate threats to their networks and their data, ensure their cyber approach is executed with established best practices and enable them to respond to cyber events. Our cybersecurity solutions detect and manage the most sophisticated cyber threats. We design, develop, deploy and support information-centric software systems for complex, data-driven national security challenges and have a significant cybersecurity business based on its military and intelligence work with the federal government.

•
Data Analytics - Our data analytics services provide clients with the resources to make informed decisions to maximize performance by leveraging a wide range of problem-solving techniques including simulation, mathematical optimization, queuing theory, and machine learning to improve decision-making and efficiency.

•
Air Traffic Management - We deliver air traffic management systems and expertise and deploy some of the world’s most advanced and cost-effective systems to provide air traffic management solutions to U.S. and international customers. Solutions include the En Route Automation Modernization system for the Federal Aviation Administration’s Next Generation Air Transportation System; air traffic optimization, including Time Based Flow Management, enabling air traffic controllers to manage aircraft in congested airspace more efficiently; and Flight Services supporting pre-flight, inflight, operational and special services, en route communications, search and rescue services and aeronautical and meteorological information analytics.

•
Health Management Services - We manage critical data and infrastructure for some of the largest federal agencies in the U.S. healthcare system. We provide customers with the ability to integrate technology, people and processes into efficient, secure and scalable operations to secure patient information and support better healthcare outcomes through data management; security; interoperability capabilities for next generation data centers; health IT system modernization; and big data analytics.

•
Energy Management and Operations - We provide environmental services and solutions to the U.S. Government and commercial customers both directly and through joint ventures that perform management and operations (“M&O”) services at U.S. Government sites. These services and solutions include M&O services at the U.S. Government’s former nuclear fuel production site in Hanford, Washington and M&O services at the Y-12 national security site in Oak Ridge, Tennessee and the Pantex site in Amarillo, Texas; critical infrastructure for nuclear operations and national nuclear materials tracking, engineering systems; and national environmental emergency response.

Leidos Holdings, Inc. Annual Report - 3

PART I

•
Acquisition, Program Management and Logistics - Our acquisition, program management, and logistics capabilities help clients design, implement and deliver a wide range of operational programs, including those related to acquisition and contracts, supplier and budget management. Services delivered include strategy development, policy support, logistics management, staff development and deployment, modeling and simulation, testing and validation, information assurance and data management. Solutions include mission critical 24x7 M&O services, development and engineering support, complex logistics and infrastructure support in some of the harshest environments in the world; and human capital and training solutions.

Health and Infrastructure
Our Health and Infrastructure businesses capitalize on our knowledge and experience in technology and innovation. Major customers of Health and Infrastructure primarily include the U.S. federal government, state and local governmental agencies, foreign governments, healthcare providers and commercial enterprises in various industries. Health and Infrastructure represented 21%, 32% and 29% of total revenues for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively.
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

•
Federal Health - We developed, fielded and currently maintain a full end-to-end Electronic Health Record ("EHR") system for the DoD. We are currently working on developing the next generation EHR system that will be deployed to DoD hospitals and other sites worldwide. We provide information technology solutions, scientific support and behavioral health services to the Veterans Administration, National Institutes of Health, DoD and other government customers. Within the DoD, we serve the Defense Health Agency, which provides healthcare to active duty and retired military personnel and their dependents. We strive to improve the availability, quality and cost effectiveness of healthcare for our military service members and their families.

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

Life Sciences - We provide life science research and development support to the National Institutes of Health, Center for Disease Control, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research, where we employ about 2,100 scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.
Our Infrastructure business is focused on seamlessly integrating and protecting physical, digital and data domains. By applying leading science, effective technologies and business acumen, our forward thinkers are helping customers maximize their performance and take on the connected world with data-driven insights, improved efficiencies and technological advantages. We carry out our engineering business in four key areas of expertise:

Leidos Holdings, Inc. Annual Report - 4

PART I

•
Security Products - We provide security products, services and solutions that leverage our design, integration and process engineering technologies to build small footprint, minimally-intrusive secure commerce systems for our customers. Our Vehicle and Cargo Inspection System ("VACIS") systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the “reduced size” segment of this market with small, flexible systems that can be installed at airport check-in counters. We also have a line of radiation detection systems, which are used today at ports, border crossings and industrial facilities around the world - including most ports and border crossings in the United States.

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

•
Federal Environmental and Engineering - We provide environmental consulting and engineering services, primarily for the DoD. We support the requirements of the National Environmental Policy Act ("NEPA") as well as other supporting activities. We also have specialty consulting services associated with specific environmental issues, such as underwater environmental issues, radiologic clean up, risk assessment training ranges and other specific needs. We support site cleanup and remediation efforts.

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

Corporate and Other
The Corporate and Other business segment includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. Government customers and certain other revenue and expense items excluded from a reportable segment’s performance. Corporate and Other represented an immaterial percentage of revenue for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015.
Acquisitions and Divestitures
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Lockheed Martin Transaction" and "Note 2–Acquisitions" for a further description of the Lockheed Martin Transaction.
During fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, we divested six businesses. Three of these non-strategic divestitures were reclassified as discontinued operations on a retrospective basis. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Divestitures" and "Note 3–Divestitures."

Leidos Holdings, Inc. Annual Report - 5

PART I

Key Customers
The majority of our revenues are generated in the United States. Our total revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. Government, with the remaining attributable to international customers, including the U.K. MoD, and customers across a variety of commercial markets. Within the U.S. Government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, DHS, FAA, the Transportation Security Agency, the Defense Health Agency, the National Aeronautics and Space Administration ("NASA") and research agencies like the Defense Advanced Research Projects Agency ("DARPA").
The percentage of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the years for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
U.S. Government	81%	76%	79%
U.S. DoD	56%	64%	67%
U.S. Army	14%	14%	16%
Maryland Procurement Office	7%	10%	10%
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Employees
As part of our acquisition of the IS&GS Business, we gained approximately 15,000 additional employees. As of December 30, 2016, we employed approximately 32,000 full and part-time employees in 26 countries worldwide. The experience and expertise of our employees makes Leidos capable of solving our customers' most challenging technical problems. Approximately 42% of our employees have degrees in Science, Technology, Engineering or Mathematics fields, over 1,000 employees have doctoral degrees, nearly 40% of our employees possess security clearances and approximately 20% of our employees are military veterans.
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded internal research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. For fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, our company-funded IR&D expense was $44 million, $29 million and $37 million, respectively, which as a percentage of sales was 0.6%, 0.6% and 0.7%, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
Intellectual Property Rights
Our technical services and products are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected in confidence as trade secrets, using non-disclosure agreements, contracts and other definitive agreements. We selectively pursue opportunities to license or transfer our technologies to third parties.
In connection with the performance of services and solutions, the U.S. Government has certain rights to inventions, data, software codes and related material that we develop under U.S. Government-funded contracts and subcontracts. Generally, the U.S. Government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor generally obtains rights to use the programs and products that we deliver under the subcontract to perform its prime contract obligations.

Leidos Holdings, Inc. Annual Report - 6

PART I

Competition
Competition for contracts is intense, and we often compete against a large number of established multinational corporations that may have greater name and brand recognition. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•
the engineering and technical services divisions of large defense contractors that provide U.S. Government IT services in addition to other hardware systems and products, including companies such as The Boeing Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Communications Corporation and Raytheon Company;

•
contractors focused principally on technical services, including U.S. Government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International Inc., ManTech International Corporation, SAIC, Vencore and KeyW;

•
diversified commercial and U.S. Government IT providers, such as Accenture plc, CSRA, Inc., HP Enterprise Services, International Business Machines Corporation ("IBM"), Dell, Amazon Web Services, AT&T, RSA, Verizon and Unisys Corporation;

•	contractors focused on supplying homeland security product solutions, including OSI Systems, Inc., L-3 Communications Corporation, Morpho (Safran) and Smiths Group plc;

•	contractors providing supply chain management and other logistics services, including Agility Logistics Corp., PAE and Vectrus; and

•
companies focused on providing health solutions and services to the U.S. Government and hospitals, including Accenture plc, IBM, CSRA, Inc., LHI, Maximus, Epic Systems and Medical Information Technology, Inc. ("Meditech").

We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel; our ability to deliver innovative cost-effective solutions in a timely manner; successful program execution; our reputation and standing with customers; pricing; and the size and geographic presence of our company.
The U.S. Government has indicated that it intends to increase competition for future procurement of products and services, which has led to fewer sole source awards and more emphasis on cost-competitiveness and affordability. The U.S. Government is also committed to maintaining a socioeconomically diverse base of suppliers, which may lead to contracts being set aside for smaller businesses. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.
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

Leidos Holdings, Inc. Annual Report - 7

PART I

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

We often partner with other companies, including our competitors, to submit bids for large U.S. Government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and perform the contract. Our relationships with our partners, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer requirements, as well as the relative size, qualifications, capabilities, customer relationships and experience of our company and our partners.
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

Leidos Holdings, Inc. Annual Report - 8

PART I

Contract Types
Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•
Cost-reimbursement contracts include cost-plus-fixed-fee, award-fee and incentive-fee contracts. These contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. These contracts are generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk but generally require us to use our best efforts to accomplish the scope of the work within a specified time and budget. Award and incentive fees are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the company's performance against contractual criteria. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs.

•
Fixed-price-incentive fee (“FP-IF”) contracts are substantially similar to cost plus incentive fee contracts except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor) and profit adjustment formula. Under a FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

•
Time-and-materials ("T&M") contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty about the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

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

Leidos Holdings, Inc. Annual Report - 9

PART I

Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog from U.S. Government customers as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial or non-U.S. Federal Government customers included in funded backlog may include provisions that allow the customer to cancel at any time. Many of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see "Results of Operations—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
Seasonality
The U.S. Government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. We tend to generate less revenue from our labor services during the fourth quarter as a result of the holiday season. For selected quarterly financial data, see "Note 22–Selected Quarterly Financial Data" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. Government agencies and entities, including to the DoD, the U.S. Intelligence Community and the DHS. When working with these and other U.S. Government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. Government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement the FAR, such as Department of Defense Federal Acquisition Regulation Supplement ("DFARS") and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

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

The U.S. Government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, all of our employees are required to complete ethics and other compliance trainings relevant to their position.

Leidos Holdings, Inc. Annual Report - 10

PART I

Some of our operations and service offerings involve access to and use by us of personally identifiable information and/or protected health information. These activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.
Environmental Matters
Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. See "Item 1A. Risk Factors" for further details. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.
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
You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:
Leidos Holdings, Inc.
11951 Freedom Drive
Reston, VA 20190
Attention: Corporate Secretary
Telephone: (571) 526-6000

Leidos Holdings, Inc. Annual Report - 11

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
We generated 81%, 76% and 79% of our total revenues during fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively, from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 from the U.S. Army. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.
A decline in the U.S. Government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 56% of our total revenues for fiscal 2016. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.
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

Leidos Holdings, Inc. Annual Report - 12

PART I

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government’s budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have from time to time experienced a decline in revenues in our fourth quarter as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. In years when the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
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

Leidos Holdings, Inc. Annual Report - 13

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
Leidos, Inc.'s indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years. Although we have recorded contract revenues subsequent to and including fiscal 2012 based upon our estimate of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.
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

Leidos Holdings, Inc. Annual Report - 14

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

Leidos Holdings, Inc. Annual Report - 15

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
Our business is highly competitive and we compete with larger companies that have greater name recognition, financial resources and a larger technical staff. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we compete with the U.S. Government’s own capabilities and federal non-profit contract research centers.
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

Leidos Holdings, Inc. Annual Report - 16

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
As of December 30, 2016, our total backlog was $17.7 billion, including $6.0 billion in funded backlog. Due to the U.S. Government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost-reimbursement, FP-IF, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customers' variable purchasing patterns of our more profitable proprietary products.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 30% of our total revenues for fiscal 2016. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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

Leidos Holdings, Inc. Annual Report - 17

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

Leidos Holdings, Inc. Annual Report - 18

PART I

Our business and financial results could be negatively affected by cyber or other security threats.
As a U.S. Government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we handle sensitive information. Therefore, we are continuously exposed to cyber attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. We may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impact of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. Government contracts, business operations and financial results.
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

Leidos Holdings, Inc. Annual Report - 19

PART I

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

Leidos Holdings, Inc. Annual Report - 20

PART I

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
Goodwill and other intangible assets represent approximately 68% of our total assets and any impairment of these assets could negatively impact our results of operations.
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

Leidos Holdings, Inc. Annual Report - 21

PART I

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
On July 24, 2015, we completed the sale of our Plainfield Renewable Energy biomass-powered generating facility, with consideration received at closing that included a secured promissory note for $73 million, net of discount (the "Note"). Even though we have no reason to believe a credit risk currently exists, there is a possibility that the buyer could default. In the event of a default, we may need to write off up to the full value of the Note, which could have an adverse effect on our consolidated financial position, results of operations or cash flows.
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

Leidos Holdings, Inc. Annual Report - 22

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

Leidos Holdings, Inc. Annual Report - 23

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
As a result of the Transactions, we have significantly more sales, assets and employees than we did prior to the consummation of the Transactions. During the period in which transition services are provided to us by Lockheed Martin, Splitco has a continued dependence on the provision of services from Lockheed Martin, including with respect to information technology infrastructure. The integration process requires us to expend capital and significantly expand the scope of our operations. Our management is required to devote a significant amount of time and attention to the process of integrating the operations of our business and the Splitco Business. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, but are not limited to:

Leidos Holdings, Inc. Annual Report - 24

PART I

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

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business. Failure to hire or retain employees with the requisite skills and knowledge to run Leidos may have a material adverse effect on our business, financial condition and results of operations.
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
The merger agreement and the tax matters agreement impose certain ongoing restrictions on us to ensure that applicable statutory requirements under the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations are met so that the Transactions qualify as tax-free to Lockheed Martin and its shareholders. As a result of these restrictions, our ability to engage in certain transactions may be limited.
If we take any actions that would cause the Transactions to become taxable, we generally will be required to bear the cost of any resulting tax liability. If the Transactions became taxable, Lockheed Martin would be expected to recognize a substantial amount of income, which would result in a material amount of taxes. Any such taxes allocated to us would be expected to be material to us, and could cause our business, financial condition and operating results to suffer. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us.

Leidos Holdings, Inc. Annual Report - 25

PART I

We incurred new indebtedness in connection with the Transactions, and the degree to which Leidos is leveraged may have a material adverse effect on Leidos' business, financial condition or results of operations and cash flows.
Certain financial institutions provided financing to Splitco to finance the amount of the Splitco debt and to Leidos to fund the special dividend, for which the Company paid $993 million to its stockholders and accrued $29 million of dividend equivalents with respect to outstanding equity awards. Leidos' ability to make payments on and to refinance its indebtedness, including the debt incurred pursuant to the Transactions, as well as any future debt that Leidos may incur, will depend on, among other things, Leidos' ability to generate cash in the future from operations, financings or asset sales. Leidos' ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Leidos' control.
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
In addition, Leidos may increase its debt or raise additional capital subject to restrictions in Leidos' debt agreements and agreements entered into in connection with the Transactions. If Leidos' cash flow from operations is less than it anticipates, or if Leidos' cash requirements are more than it expects, Leidos may require more financing. However, debt or equity financing may not be available to Leidos on terms acceptable to Leidos, if at all. If Leidos incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of Leidos' common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on Leidos' operations than it currently has. If Leidos raises funds through the issuance of additional equity, your percentage ownership in Leidos would be diluted. If Leidos is unable to raise additional capital when needed, it could affect Leidos' financial condition, which could negatively affect your investment in Leidos. Also, regardless of the terms of Leidos' debt or equity financing, the amount of Leidos' stock that it can issue may be limited because the issuance of Leidos' stock may cause the Distribution (as defined below in Item 7) to be a taxable event for Lockheed Martin, and under the tax matters agreement, Leidos could be required to indemnify Lockheed Martin for the resulting tax.
We will incur significant costs related to the Transactions that could have a material adverse effect on our liquidity, cash flows and operating results.
We expect to incur approximately $235 million of one-time transition and integration-related costs, a portion of which will be incremental capital spending, which management believes are necessary to realize the anticipated synergies from the Transactions. The incurrence of these costs may have a material adverse effect on our liquidity, cash flows and operating results in the periods in which they are incurred. We may be able to recover approximately $90 million of the transition and integration-related expenses as allocable costs through its cost-type contracts over a five year period, but there can be no assurances that we will be able to do so. The identification and implementation of additional anticipated synergies, particularly in reduced real estate footprint and systems consolidation opportunities, may result in additional one-time integration costs.
We may be unable to provide the same types and level of benefits, services and resources to Splitco that historically have been provided by Lockheed Martin, or may be unable to provide them at the same cost.
As part of Lockheed Martin, Splitco received benefits and services from Lockheed Martin and benefited from Lockheed Martin’s financial strength and extensive business relationships. As a result of the Transactions, Splitco is now a wholly owned subsidiary of Leidos and no longer will benefit from Lockheed Martin’s resources. While we have entered into agreements under which Lockheed Martin has agreed to provide certain transition services and site-related services for a period of time following the consummation of the Transactions, it cannot be assured that we will be able to adequately replace those resources or replace them at the same cost. If we are not able to replace the resources provided by Lockheed Martin or are unable to replace them at the same cost or are delayed in replacing the resources provided by Lockheed Martin, our business, financial condition and results of operations may be materially adversely impacted.

Leidos Holdings, Inc. Annual Report - 26

PART I

Our business, financial condition and results of operations may be adversely affected as we replace certain of Splitco’s contracts if we cannot negotiate contract terms that are as favorable as those Lockheed Martin received.
Prior to the consummation of the Transactions, certain functions (such as purchasing, accounts payable processing, accounts receivable management, information systems, logistics and distribution) associated with the Splitco Business were performed under Lockheed Martin’s centralized systems and, in some cases, under contracts that also are used for Lockheed Martin’s other businesses and which were not assigned in whole or in part to Splitco. In addition, some other contracts to which Lockheed Martin was a party on behalf of Splitco will require consents of third parties to assign them to Splitco. There can be no assurance that we will be able to negotiate contract terms that are as favorable as those Lockheed Martin received when and if we replace these contracts with our own agreements for similar services, including any contracts that may need to be replaced as a result of a failure to obtain required third-party consents. Although we believe that we will be able to enter into new agreements for similar services and that Lockheed Martin and Leidos will be able to obtain all material third-party consents required to assign contracts to Splitco, it is possible that the failure to enter into new agreements for similar services or to obtain required consents to assign contracts could have a material adverse impact on our business, financial condition and results of operations.
We may be required to recognize impairment charges for goodwill and other intangible assets.
The Transactions added $5.1 billion of goodwill and other intangible assets to our consolidated balance sheets as of August 16, 2016. In accordance with GAAP, our management periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our results of operations in the periods recognized.
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

Leidos Holdings, Inc. Annual Report - 27

PART I

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
This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements may include statements regarding the benefits and synergies of the Transactions and future opportunities for the combined company following the transaction. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•
developments in the U.S. Government defense budget, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process or approval of raising the debt ceiling;

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our reliance on information technology spending by hospitals/health care organizations;

•	our reliance on infrastructure investments by industrial and natural resources organizations;

•	energy efficiency and alternative energy sourcing investments;

•	investments by U.S. Government and commercial organizations in environment impact and remediation projects;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

•	our ability to effectively acquire businesses and make investments;

Leidos Holdings, Inc. Annual Report - 28

PART I

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to manage performance and other risks related to customer contracts, including complex engineering or design build projects;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business;

•	the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the transaction with Lockheed Martin within the expected time-frames or at all;

•	the integration of the Information Systems & Global Solutions business acquired from Lockheed Martin being more difficult, time-consuming or costly than expected;

•	the effect of any changes resulting from the Transactions in customer, supplier and other business relationships;

•	exposure to lawsuits and contingencies associated with Lockheed Martin’s Information Systems & Global Solutions business;

•	our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;

•
our ability to grow our commercial health and infrastructure businesses, which could be negatively affected by budgetary constraints faced by hospitals and by developers of energy and infrastructure projects; and

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 30, 2016, we conducted our operations in approximately 341 offices located in 39 states, the District of Columbia and various foreign countries. We occupy approximately 7.6 million square feet of floor space. Of this amount, we own approximately 1.2 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.6 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of December 30, 2016, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Gaithersburg, Maryland	1	542,000	44.8
San Diego, California	2	262,000	13.5
Columbia, Maryland	1	95,000	7.3
Colorado Springs, Colorado	1	86,000	14.2
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
As of December 30, 2016, we owned one property on 5 acres of vacant land in Virginia Beach, Virginia.

Leidos Holdings, Inc. Annual Report - 29

PART I

The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See "Note 17–Leases" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in "Note 20–Legal Proceedings" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition to the matters disclosed in "Note 20–Legal Proceedings," we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 21—Other Commitments and Contingencies–Government Investigations and Reviews” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Annual Report - 30

PART I

Executive Officers of the Registrant
The following is a list of the names and ages (as of February 24, 2017) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	60
Mr. Krone has served as Chief Executive Officer since July 2014. Mr. Krone is also Chairman of the Board. He brings more than 36 years of operational, strategic, and financial execution experience for some of the nation’s most prominent names in aerospace. Mr. Krone has held senior program management and finance positions at The Boeing Company, McDonnell Douglas Corp., and General Dynamics. Mr. Krone is currently a member of the Georgia Tech Foundation Board of Trustees and a member of the board of WETA Public Television and Radio in Washington, D.C. He is a long-time supporter of the Urban League, and currently serves on the board of the Greater Washington chapter. He is also a member of the Executive Council of the Aerospace Industries Association (AIA) and a member of the AOPA Foundation's Board of Visitors.

James C. Reagan	58
Mr. Reagan has served as Executive Vice President, Chief Financial Officer since July 2015. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan was with Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions, and engineering and analysis services to the U.S. Intelligence Community, Department of Defense, and federal and civilian agencies, where he served as Senior Vice President and Chief Financial Officer. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. Government. Mr. Reagan is a Certified Public Accountant.

John J. Fratamico, Jr.	59
Mr. Fratamico served as President, National Security Solutions - Surveillance and Reconnaissance Group. As of November 2016 he has served as President, Technology Group and Chief Technology Officer. Before joining Leidos, Mr. Fratamico served as Chief Scientist at McDonnell Douglas Technologies Incorporated.

Mary S. Craft	58
Ms. Craft served as President, National Security Solutions - Global Services Group. As of August 2016 she has served as Chief Administrative Officer. Before joining Leidos, Ms. Craft held positions with QinetiQ North America, General Dynamics and Raytheon.

Jonathan W. Scholl	55
Mr. Scholl served as President, Health and Infrastructure group. As of August 2016, he has served as President, Health Group. Prior to joining Leidos, Mr. Scholl served for five years as the Chief Strategy Officer for Texas Health Resources, one of the largest nonprofit health care delivery systems in the country. Prior to that, he spent 15 years with The Boston Consulting group and served as Head of their North American Healthcare Provider Practice and leader of their Lean Six Sigma initiative for hospitals. He also served as vice president for applications development for the TenFold HealthCare Group in Dallas. Mr. Scholl served five years in the U.S. Navy as a nuclear submarine officer and nuclear power plant instructor.

Vincent A. Maffeo	66
Mr. Maffeo has served as Executive Vice President and General Counsel since June 2010. Prior to joining Leidos, from 1977 to 2009, Mr. Maffeo was with ITT Corporation, a high-technology engineering and manufacturing company, where he served as Senior Vice President and General Counsel from 1995 until 2009. He held various other increasingly responsible legal positions at ITT Corporation in the telecommunications, defense and automotive businesses, and at the European Headquarters of ITT Europe, before becoming General Counsel.

Gerald A. Fasano	51
Mr. Fasano has served as Chief of Business Development & Strategy since August 2016 when he joined Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation over 30 years in several capacities, most recently as a Vice President and General Manager of their former Information Systems & Global Solutions business.

Leidos Holdings, Inc. Annual Report - 31

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Ann Addison	55
Ms. Addison has served as Executive Vice President and Chief Human Resources Officer since August 2016 when she joined Leidos. Prior to joining Leidos, Ms. Addison served Lockheed Martin Corporation in several capacities, most recently as the Vice President of Human Resources for their former Information Systems & Global Solutions business. Earlier in her career she held positions with Global eXchange Services and General Electric.

Timothy J. Reardon	52
Mr. Reardon has served as President, Defense & Intelligence Group since January 2017 and before that, as President, Intelligence & Homeland Security Group. Prior to joining Leidos in August 2016, Mr. Reardon served as a Vice President and General Manager of Lockheed Martin Corporation's former Information Systems & Global Solutions business. Prior to joining Lockheed Martin Corporation, Mr. Reardon served as an officer with the Central Intelligence Agency for 10 years.

Angela L. Heise	42
Ms. Heise has served as President, Civil Group since August 2016 when she joined Leidos. Prior to joining Leidos, Ms. Heise served as Vice President of Enterprise Information Technology for Lockheed Martin Corporation.

Leidos Holdings, Inc. Annual Report - 32

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Leidos’ common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol “LDOS.” The range of high and low sales prices at closing of Leidos' common stock on the NYSE for fiscal 2016 and the 11-month period ended January 1, 2016, are presented below.
Historical Stock Prices

	12 Months Ended
	December 30, 2016
Fiscal Quarter	High	Low
1st quarter (January 2, 2016 to April 1, 2016)	$56.19	$40.79
2nd quarter (April 2, 2016 to July 1, 2016)	$52.32	$45.71
3rd quarter (July 2, 2016 to September 30, 2016)	$52.33	$38.50
4th quarter (October 1, 2016 to December 30, 2016)	$52.38	$41.18

	11 Months Ended
	January 1, 2016
Fiscal Quarter	High	Low
1st quarter (January 31, 2015 to April 3, 2015) (1)	$46.76	$41.30
2nd quarter (April 4, 2015 to July 3, 2015)	$43.20	$39.63
3rd quarter (July 4, 2015 to October 2, 2015)	$45.03	$38.05
4th quarter (October 3, 2015 to January 1, 2016)	$59.05	$43.42

(1)	The first quarter of the 11-month period ended January 1, 2016, included only two months as a result of the change in our fiscal year end.
Holders of Common Stock
As of February 14, 2017, there were approximately 23,552 holders of record of Leidos common stock. The number of stockholders of record of Leidos common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2016 and the 11-month period ended January 1, 2016, Leidos declared and paid quarterly dividends totaling $1.28 per share of Leidos common stock. Leidos currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by Leidos’ Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
In connection with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, Leidos paid out $993 million to stockholders of record as of August 15, 2016, and accrued $29 million as dividend equivalents with respect to outstanding unvested equity awards.
Stock Performance Graph
In fiscal 2016, we chose to use the Standard & Poor’s IT Services Industry index to replace the Standard & Poor’s North American Technology Services index. The Standard & Poor’s North American Technology Services index was discontinued in March 2016.

Leidos Holdings, Inc. Annual Report - 33

PART II

The following graph compares the total cumulative five-year return on Leidos common stock through December 30, 2016 to three indices: (i) the Standard & Poor’s MidCap 400 index, (ii) the Standard & Poor’s North American Technology Services index and (iii) the Standard & Poor’s IT Services Industry index. The graph assumes an initial investment of $100 on December 31, 2011, and that dividends, if any, have been reinvested. On September 27, 2013, we completed the spin-off of New SAIC. Our stockholders received one share of New SAIC common stock for every seven shares of our common stock held on the record date (September 19, 2013). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Stock Price Growth vs. S&P 400 Composite and S&P 500 IT Services Indices

Index Value
280
260
240
220
200
180
160
140
120
100
80

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016
Leidos Stock Price	100	92	157	152	203	257
S&P North American Tech - Svcs Index	100	121	172	188	208	
S&P 400 Composite Index	100	118	157	172	169	204
S&P 500 IT Services IT - Svcs Index	100	117	148	156	166	183

*Leidos SAIC split effective 9/28/13 *4 for 1 stock split adjusted Leidos historical price *S&P North American Tech - Svcs Index was discontinued on 3/7/16

Purchases of Equity Securities
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

Leidos Holdings, Inc. Annual Report - 34

PART II

The following table presents repurchases of Leidos common stock during the quarter ended December 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 - October 31, 2016	706	$43.04	—	5,718,172
November 1, 2016 - November 30, 2016	28,645	42.27	—	5,718,172
December 1, 2016 - December 30, 2016	2,621	51.26	—	5,718,172
Total	31,972	$43.03	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units; and (ii) shares purchased upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

(2)	Number of shares outstanding that can yet be repurchased out of the maximum 20 million shares authorized by our Board of Directors, under the 2013 Stock Repurchase Program announced in December 2013.
Item 6. Selected Financial Data
The selected financial data for the five-year period set forth below is derived from our consolidated financial statements for fiscal 2016, the 11-month period ended January 1, 2016, and for the fiscal years 2015 through 2013.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II and our consolidated financial statements and the notes thereto contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 35

PART II

	12 Months Ended(1)	11 Months Ended(1)	12 Months Ended(1)
	December 30, 2016(2)	January 1, 2016(3)	January 30, 2015(4)	January31, 2014(5)	January 31, 2013
	(in millions, except for per share amounts)
Consolidated Statement of Income (Loss) Data:
Revenues	$7,043	$4,712	$5,063	$5,755	$6,449
Operating income (loss)	417	320	(214)	163	421
Income (loss) from continuing operations	246	243	(330)	84	323
(Loss) income from discontinued operations, net of taxes	—	(1)	7	80	202
Net income (loss)	246	242	(323)	164	525
Less: net income attributable to non-controlling interest, net of taxes	2	—	—	—	—
Net income (loss) attributable to Leidos Holdings, Inc.	$244	$242	$(323)	$164	$525
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.39	$3.33	$(4.46)	$0.98	$3.81
(Loss) income from discontinued operations, net of taxes	—	(0.01)	0.10	0.96	2.38
Net income (loss) attributable to Leidos common stockholders	$2.39	$3.32	$(4.36)	$1.94	$6.19
Diluted:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.35	$3.28	$(4.46)	$0.98	$3.81
(Loss) income from discontinued operations, net of taxes	—	(0.01)	0.10	0.96	2.38
Net income (loss) attributable to Leidos common stockholders	$2.35	$3.27	$(4.36)	$1.94	$6.19
Cash dividend per common share	$14.92	$1.28	$1.28	$5.60	$1.92

	December 30, 2016	January 1, 2016	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$9,132	$3,370	$3,281	$4,162	$5,875
Notes payable and long-term debt, including current portion	$3,287	$1,081	$1,158	$1,323	$1,284
Other long-term liabilities(6)	$204	$149	$147	$161	$138

(1)
References to financial data are to the Company's continuing operations, unless otherwise noted. During the year ended January 31, 2014, the Company completed the spin-off of New SAIC. The operating results of New SAIC are included in discontinued operations.

(2)
Fiscal 2016 includes the results of the IS&GS Business acquired on August 16, 2016. Additionally, the results include acquisition and integration costs of $90 million and restructuring expenses of $14 million. For further information, see "Note 2—Acquisitions" and Note 4—Restructuring Expenses" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 36

PART II

(3)
Reflects the 11-month period of January 31, 2015, through January 1, 2016, as a result of the change in our fiscal year end. For further information see, "Note 1—Summary of Significant Accounting Policies–Reporting Periods" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. The 11-month period ended January 1, 2016, results include a gain on a real estate sale of $82 million, tangible asset impairment charges of $29 million, intangible asset impairment charges of $4 million and bad debt expense of $8 million. For further information, see "Note 17—"Leases–Sale and Leaseback Agreement," "Note 2—Acquisitions," "Note 6–Intangible Assets" and "Note 7–Receivables" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(4)
Fiscal 2015 results include goodwill impairment charges of $486 million, intangible asset impairment charges of $41 million and a tangible asset impairment charge of $40 million. For further information see, "Note 5–Goodwill," "Note 6–Intangible Assets" and "Note 2—Acquisitions" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(5)
Fiscal 2014 results include intangible asset impairment charges of $51 million, bad debt expense of $44 million, and separation transaction and restructuring expenses of $65 million. For further information see, "Note 6–Intangible Assets," "Note 7–Receivables" and "Note 4—Restructuring Expenses" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(6)
For fiscal 2016, the Company has separately disclosed "Deferred tax liabilities," which was previously aggregated within "Other long-term liabilities" within the consolidated balance sheets. Deferred tax liabilities for fiscal 2016, the 11-month period ended January 1, 2016, fiscal 2015, fiscal 2014 and fiscal 2013 were $540 million, $34 million, $21 million, $66 million and $32 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with the consolidated financial statements and related notes.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer collectively to Leidos and its consolidated subsidiaries.
All amounts in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are presented for our continuing operations.
On March 20, 2015, our Board of Directors approved the amendment and restatement of our bylaws to change Leidos' year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, we filed a Transition Report on Form 10-K for the 11-month period which began on January 31, 2015, and ended on January 1, 2016. This change did not impact our prior reported fiscal years, which covered a 12-month period and ended on the Friday closest to January 31. Fiscal 2015 began on February 1, 2014, and ended on January 30, 2015. This Annual Report on Form 10-K for fiscal 2016 covers a 12-month period that began on January 2, 2016, and ended on December 30, 2016.
The information presented in the Results of Operations compares fiscal 2016 (January 2, 2016 - December 30, 2016) to the 11-month transition period ended January 1, 2016 (January 31, 2015 - January 1, 2016) and compares the 11-month transition period ended January 1, 2016, to the 11-month period ended January 2, 2015 (February 1, 2014 - January 2, 2015). As a result, fiscal 2016 includes an additional month of activity as compared to the 11-month period ended January 1, 2016, which is a factor in the year-over-year changes discussed.
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

Leidos Holdings, Inc. Annual Report - 37

PART II

Overview
We are a global science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Our domestic customers include agencies of the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services, other U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. The majority of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
During fiscal 2016, we completed our acquisition of Lockheed Martin's IS&GS Business (see "Note 2–Acquisitions"). Our fiscal 2016 results include the results of the IS&GS Business for the period from August 16, 2016, to December 30, 2016. The acquired IS&GS Business was identified as a new operating and reportable segment (see "Note 19–Business Segments"). In fiscal 2016, we sold our design, build and heavy construction business. Consequently, the reportable segment of Health and Engineering was renamed as Health and Infrastructure (see "Note 3–Divestitures" and "Note 19–Business Segments"). We now operate in the following segments: National Security Solutions ("NSS"), Information Systems & Global Solutions ("IS&GS"), Health and Infrastructure ("HIS") and Corporate and Other.
For additional information regarding our reportable segments, see “Business” in Part I and "Note 19–Business Segments" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.
Our significant initiatives include the following:

•
achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•
increasing the growth of our operating profits through improving the quality of our revenues and contract profitability, continued improvement in our IT systems infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and

•
disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage, through internal growth initiatives, stock repurchases, dividends, strategic acquisitions, debt level management and other uses to achieve our goals.

Sales Trend. For fiscal 2016, revenues increased by $2.3 billion, or 49%, compared to the 11-month period ended January 1, 2016, primarily attributable to revenues within our IS&GS segment. The revenue increase is also due to revenues from our international business and increases in fees resulting from the achievement of contract milestones and related profit write-ups on certain contracts. For the 11-month period ended January 1, 2016, revenues increased by $22 million, or less than 1%, to $4.7 billion compared to the 11-month period ended January 2, 2015, primarily due to growth in our engineering construction business as well as recent awards in our federal health business and for an international logistics program. This increase was partially offset by a decline in contract activities associated with support of Overseas Contingency Operations ("OCO Contracts") and continued decline in our commercial health business. See "Results of Operations" below for further discussion of our segment results.
Operating Expenses and Income Trend. For fiscal 2016, operating expenses increased by $2.2 billion, or 51%, compared to the 11-month period ended January 1, 2016, primarily attributable to the new IS&GS segment. Operating margin for fiscal 2016 was 5.9% compared to 6.8% for the 11-month period ended January 1, 2016. The decrease in operating margin was primarily due to acquisition and integration costs incurred during fiscal 2016 related to the acquisition of the IS&GS Business. For fiscal 2016, our operating income was $417 million, a $97 million increase compared to the 11-month period ended January 1, 2016. The increase in operating income was primarily attributable to the operating results of the newly acquired IS&GS Business.

Leidos Holdings, Inc. Annual Report - 38

PART II

For the 11-month period ended January 1, 2016, operating expenses decreased by $489 million, or 10%, compared to the 11-month period ended January 2, 2015. Operating expenses decreased at a greater rate than revenues, resulting in an operating income margin of 6.8% for the 11-month period ended January 1, 2016, compared to a negative operating margin of 4.1% for the 11-month period ended January 2, 2015. For the 11-month period ended January 1, 2016, our operating income was $320 million, a $511 million increase compared to the 11-month period ended January 2, 2015. This increase in operating margin and income was primarily due to prior period goodwill and asset impairment charges and increased program margins coupled with improved product mix of higher margin security product sales. See "Results of Operations" below for further discussion of our segment results.
From a macroeconomic perspective, our industry is under general competitive pressures due to spending from our largest customer, the U.S. Government, and has required and will require a higher level of cost management focus to allow us to remain competitive. Although the new Administration and Congress would like to significantly increase spending, primarily in the defense and homeland security sectors, it remains unclear whether or not they will be able to move such legislation through the Senate. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
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
On August 16, 2016, the acquisition date, we completed the Transactions. In the Transactions, among other steps, (i) Lockheed Martin transferred the IS&GS Business to Splitco; (ii) Lockheed Martin offered to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer (the "Distribution"); and (iii) Merger Sub merged with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Additionally, on the closing date of the Transactions, Splitco's name was changed to Leidos Innovations Corporation. Upon consummation of the Transactions, those Lockheed Martin stockholders who elected to participate in the exchange offer received approximately 77 million shares of Leidos common stock, which represent approximately 50.5% of the outstanding shares of Leidos common stock after consummation of the Transactions. Holders of Leidos shares prior to the transaction held the remaining 49.5% of the outstanding shares of Leidos common stock immediately after the closing.
Prior to the Distribution, Splitco incurred third-party debt financing in an aggregate principal amount of $1.8 billion and immediately thereafter, Lockheed Martin transferred the IS&GS Business to Splitco and Splitco made a special cash payment to Lockheed Martin of $1.8 billion.
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced its existing revolving credit facility. See "Note 11–Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to outstanding unvested equity awards. See "Note 14–Stock Based Compensation" for further information regarding the modifications made to our outstanding stock awards as a result of the special dividend.
We incurred $46 million of integration costs during fiscal 2016 and expect to incur additional integration costs in connection with the Transactions through fiscal 2018.

Leidos Holdings, Inc. Annual Report - 39

PART II

In connection with the Transactions, certain additional agreements were entered into, including, among others an employee matters agreement, a tax matters agreement, transition services agreements, an intellectual property matters agreement, agreements relating to certain government contracts matters, supply agreements and certain real estate related agreements.
Spin-off Transaction
In accordance with a distribution agreement, on September 27, 2013 (the "Distribution Date"), Leidos completed a spin-off of its technical services and enterprise information technology services business into an independent, publicly traded company named Science Application International Corporation ("New SAIC"). The spin-off was effected through a tax-free distribution to Leidos' stockholders of 100% of the shares of New SAIC's common stock. As a result of the spin-off, the results of operations and cash flows of New SAIC have been classified as discontinued operations for all periods presented.
Divestitures
Discontinued Operations
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain non-strategic components of our business in fiscal 2015 and fiscal 2014, which are reclassified as discontinued operations for all periods presented.
In August 2014, we sold a business, historically included in our Health and Infrastructure segment, which primarily focused on full service emergency management consulting for disaster preparedness, response, recovery, and mitigation, for cash proceeds of $19 million, resulting in an immaterial gain on sale.
In January 2014, we committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), historically included in our National Security Solutions segment, which was previously acquired in fiscal 2011 and primarily focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with received cash proceeds of $5 million, resulting in an immaterial loss on sale.
In August 2013, we committed to plans to dispose of a business, historically included in our National Security Solutions segment, that primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter ended May 2, 2014, we adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in May 2014 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
The operating results through the date of disposal of our discontinued operations discussed above for the periods presented were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Revenues	$14	$17	$68
Cost of revenues	14	17	60
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	—	2	29
Intangible asset impairment charges	—	—	3
Operating loss	$—	$(2)	$(24)
Non-operating income	$—	$1	$11

Leidos Holdings, Inc. Annual Report - 40

PART II

Business Environment and Trends
U.S. Government Markets
For fiscal 2016, we generated approximately 81% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 56% of our total revenues for fiscal 2016. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
In February 2016, the President delivered his requested budget for the government fiscal year ("GFY") 2017 budget cycle to Congress. The Appropriations Committee began its work for the year in March 2016 and made significant progress in committee. However, Congress failed to enact any of the 12 appropriations bills, which necessitated the passage of a series of continuing resolutions ("CR"). The federal government continues to operate under a CR which expires on April 28, 2017. There is a possibility of a government shutdown if Congress cannot agree to a long-term budget agreement; however, we believe that is unlikely. Furthermore, we expect the new Administration to submit a GFY 2018 budget later in the spring and, although Congress and the Administration are controlled by the same political party, there are no guarantees that any of the 12 appropriations bills will be enacted by the end of this government fiscal year.
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
International Markets
Sales to customers in international markets represented 9% of total revenues for fiscal 2016 compared to 4% of total revenues for the 11-month period ended January 1, 2016, primarily due to our acquisition of the IS&GS Business. The acquisition has increased the relative contribution from international business, particularly in the United Kingdom and Australia, and has therefore increased our exposure to international markets and the associated international regulatory and geopolitical risks.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our performance and potential future revenues. In addition, we consider contract types to be a useful measure to management and investors in evaluating our operating income and margin performance.

Leidos Holdings, Inc. Annual Report - 41

PART II

Results of Operations
The following table summarizes our results of operations for fiscal 2016, the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015:

	12 Months Ended	11 Months Ended			11 Months Ended				12 Months Ended
	December 30, 2016	January 1, 2016	Dollar change	Percent change	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015
	(dollars in millions)
Revenues	$7,043	$4,712	$2,331	49%	$4,712	$4,690	$22	—%	$5,063
Cost of revenues	6,191	4,146	2,045	49%	4,146	4,069	77	2%	4,392
Selling, general and administrative expenses:
General and administrative	201	105	96	91%	105	182	(77)	(42)%	205
Bid and proposal	89	67	22	33%	67	64	3	5%	68
Internal research and development	44	29	15	52%	29	34	(5)	(15)%	37
Bad debt expense	3	8	(5)	(63)%	8	4	4	100%	5
Goodwill impairment charges	—	—	—	—%	—	486	(486)	(100)%	486
Asset impairment charges	4	33	(29)	(88)%	33	41	(8)	(20)%	81
Acquisition and integration costs	90	—	90	100%	—	—	—	—%	—
Restructuring expenses	14	4	10	NM	4	1	3	NM	3
Equity earnings of non-consolidated subsidiaries	(10)	—	(10)	100%	—	—	—	—%	—
Operating income (loss)	417	320	97	30%	320	(191)	511	NM	(214)
Non-operating (expense) income, net	(99)	35	(134)	NM	35	(65)	100	154%	(69)
Income (loss) from continuing operations before income taxes	318	355	(37)	(10)%	355	(256)	611	NM	(283)
Income tax expense	(72)	(112)	40	(36)%	(112)	(67)	(45)	67%	(47)
Income (loss) from continuing operations	246	243	3	1%	243	(323)	566	175%	(330)
Loss (income) from discontinued operations, net of taxes	—	(1)	1	100%	(1)	(11)	10	91%	7
Net income (loss)	246	242	4	2%	242	(334)	576	172%	(323)
Less: net income attributable to non-controlling interest, net of taxes	2	—	2	100%	—	—	—	—%	—
Net income (loss) attributable to Leidos Holdings, Inc.	$244	$242	$2	1%	$242	$(334)	$576	172%	$(323)
Operating income (loss) margin	5.9%	6.8%			6.8%	(4.1)%			(4.2)%
NM - Not meaningful

Leidos Holdings, Inc. Annual Report - 42

PART II

The revenue increase in constant currency(1) for fiscal 2016 was 50% as compared to an overall increase of 49%. The adverse foreign currency impact was attributable to our U.K. business in the NSS segment. Foreign currency impacts for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015, were immaterial.
Revenues for fiscal 2016 include revenues from the recently acquired IS&GS Business. See "Note 2–Acquisitions" and the discussion on the IS&GS segment below.
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
Reportable Segment Results
National Security Solutions

	12 Months Ended	11 Months Ended			11 Months Ended				12 Months Ended
	December 30, 2016	January 1, 2016	Dollar change	Percent change	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015
	(dollars in millions)
Revenues	$3,610	$3,210	$400	12%	$3,210	$3,337	$(127)	(4)%	$3,594
Operating income	292	263	29	11%	263	270	(7)	(3)%	286
Operating income margin	8.1%	8.2%			8.2%	8.1%			8.0%
National Security Solutions revenues increased $400 million, or 12%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The revenue increase was primarily attributable to revenues from our international business and increases in fees resulting from the achievement of contract milestones and related profit write-ups on certain contracts. These increases were partially offset by reduced revenue due to lower scope and completion of certain contracts.
In constant currency, revenues increased 13% for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The adverse impact of foreign currency of 1% was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
National Security Solutions revenues decreased $127 million, or 4%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. The revenue contraction was primarily attributable to contract activities associated with OCO Contracts which includes a reduction of airborne programs that support intelligence collection. Excluding the revenue declines associated with OCO Contracts, the remaining revenue for the National Securities Solutions segment increased by 2% primarily due to an increase in our logistics program. OCO Contracts contributed approximately $175 million in revenues for the 11-month period ended January 1, 2016.
National Security Solutions operating income increased $29 million, or 11%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. This increase in operating income was primarily attributable to increased revenues.
National Security Solutions operating income decreased $7 million, or 3%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. This decrease in operating income was primarily attributable to a decrease in revenues.

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

Leidos Holdings, Inc. Annual Report - 43

PART II

Information Systems & Global Solutions

12 Months Ended
December 30, 2016
(dollars in millions)
Revenues	$1,971
Operating income	114
Operating income margin	5.8%
We acquired the IS&GS Business on August 16, 2016 (see "Note 2–Acquisitions"), and the business constitutes a separate reportable segment (see "Note 19–Business Segments").
The operating results above reflect IS&GS segment performance during the period August 16, 2016, through December 30, 2016.
Health and Infrastructure

	12 Months Ended	11 Months Ended			11 Months Ended				12 Months Ended
	December 30, 2016	January 1, 2016	Dollar change	Percent change	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015
	(dollars in millions)
Revenues	$1,463	$1,496	$(33)	(2)%	$1,496	$1,366	$130	10%	$1,485
Operating income (loss)	162	76	86	113%	76	(442)	518	117%	(472)
Operating income (loss) margin	11.1%	5.1%			5.1%	(32.4)%			(31.8)%
Health and Infrastructure revenues decreased $33 million, or 2%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The revenue decline is primarily attributable to the divestiture of our design, build and heavy construction engineering services business in the second quarter of fiscal 2016 and the sale of the Plainfield plant, which closed in the second quarter of the prior year, as well as lower revenues in our engineering services business. This was partially offset by growth in the federal and commercial health businesses. Excluding the revenues from the divested businesses, HIS revenues increased $232 million, or 18.9%, primarily due to growth in the federal and commercial health businesses, partially offset by lower revenues in our engineering services business.
Health and Infrastructure revenues increased $130 million, or 10%, for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015. The revenue growth reflects increased revenues in our engineering construction business, higher sales in the Federal Health business primarily due to our new Electronic Health Record system modernization program, and timing of security product shipments, which was partially offset by decreased volume in the commercial health business.
Health and Infrastructure operating income was $162 million for fiscal 2016 as compared to operating income of $76 million for the 11-month period ended January 1, 2016. The increase in operating income was primarily due to $46 million of asset impairment charges and operating losses associated mainly with the Plainfield plant recorded in the prior year that did not recur in fiscal 2016, along with a decrease in bad debt expense.
Health and Infrastructure operating income was $76 million for the 11-month period ended January 1, 2016, as compared to operating loss of $442 million for the 11-month period ended January 2, 2015. The increase in operating income was primarily due to a decrease in asset impairment charges in our commercial health and engineering businesses, primarily due to a goodwill impairment charge during fiscal 2015 of $486 million as well as higher operating income generated from our security products business due to an impairment charge in fiscal 2015 on our Reveal line of security products, increased volume of higher margin security products and lower indirect costs. The increase in operating income was partially offset by bad debt expense associated with a renewable energy power generation facility design build project that was completed in 2013.

Leidos Holdings, Inc. Annual Report - 44

PART II

Corporate and Other

	12 Months Ended	11 Months Ended			11 Months Ended				12 Months Ended
	December 30, 2016	January 1, 2016	Dollar change	Percent change	January 1, 2016	January 2, 2015	Dollar change	Percent change	January 30, 2015
	(dollars in millions)
Revenues	$(1)	$6	$(7)	(117)%	$6	$(13)	$19	146%	$(16)
Operating loss	(151)	(19)	(132)	NM	(19)	(19)	—	—%	(28)
NM - Not meaningful
Corporate and Other operating loss represents corporate costs that are not directly related to the operating performance of the reportable segments.
Corporate and Other revenues decreased $7 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016, primarily due to proceeds received during the 11-month period ended January 1, 2016, related to a one-time settlement of a litigation matter of $5 million.
Corporate and Other revenues increased $19 million for the 11-month period ended January 1, 2016, as compared to the 11-month period ended January 2, 2015, primarily due to a $12 million adjustment to rate reserves during the 11-month period ended January 2, 2015, and proceeds received during the 11-month period ended January 1, 2016, related to the settlement of a litigation matter of $5 million.
Corporate and Other operating loss increased $132 million as compared to the 11-month period ended January 1, 2016, primarily due to acquisition and integration costs incurred related to the acquisition of the IS&GS Business of $90 million and an increase in restructuring expenses of $10 million. The increase in operating loss was also attributable to a $12 million unfavorable change in real estate activity, a $6 million loss recognized on our defined benefit pension plan and proceeds received during the 11-month period ended January 1, 2016, related to the settlement of a litigation matter of $5 million.
Corporate and Other operating loss was approximately $19 million for both the 11-month period ended January 1, 2016, and the 11-month period ended January 2, 2015, respectively.
Long-Lived Asset Impairment Evaluations
Goodwill Impairment Evaluation. In the second quarter of fiscal 2015, our Health Solutions and Infrastructure reporting units within the Health and Infrastructure reportable segment were adversely impacted by certain unexpected events that caused us to reassess that year and future years' performance expectations for both reporting units. Based on significant declines in forecasted revenue volumes and delayed award decisions, we conducted an interim goodwill impairment test using the two-step quantitative approach.
Based on the first step of the two-step quantitative goodwill impairment test performed during the second quarter of fiscal 2015, we determined that the carrying value of both the Health Solutions and Infrastructure reporting units were greater than the respective estimated fair values of the reporting units, and the second step of the two-step quantitative goodwill impairment test was performed in order to determine the amount of the impairment of the respective reporting units.
As a result of the second step evaluation, we recorded goodwill impairment charges in the Health Solutions and Infrastructure reporting units of $369 million and $117 million, respectively, during the second quarter of fiscal 2015. There were no other goodwill impairment charges as part of the interim goodwill impairment test recorded for the remaining reporting units. See "Note 5–Goodwill" within our notes to the consolidated financial statements for further information.

Leidos Holdings, Inc. Annual Report - 45

PART II

Asset Impairment
In March 2015, we entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of our equity membership interest in Plainfield Renewable Energy Holdings, LLC ("Plainfield"). We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the agreement. The carrying value exceeded the fair value, which resulted in approximately $40 million of impairment charges in fiscal 2015. In the second quarter of the 11-month period ended January 1, 2016, further negotiations occurred related to the sale of Plainfield resulting in approximately $29 million of impairment charges. We adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the amended Agreement that was amended on July 17, 2015. On July 24, 2015, we completed the sale. See "Note 3—Divestitures" within our notes to the consolidated financial statements for further information on the sale.
Restructuring Expenses
After the acquisition of the IS&GS Business, we began an initiative to review our cost structure, which included optimization of our real estate portfolio by vacating facilities that were not necessary for future requirements, and reducing headcount. For fiscal 2016, we recognized $12 million of restructuring expenses related to this program. We anticipate this restructuring program to last through fiscal 2018 and currently expect to incur approximately $125 million in connection with these restructuring activities.
For fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, we recorded $2 million, $4 million and $3 million of restructuring expenses, respectively, related to the separation of New SAIC and our real estate optimization initiatives. Substantially all of these charges resulted from a revision of original estimates for vacating real estate leases.
Equity earnings of non-consolidated subsidiaries
As a result of the Lockheed Martin transaction, we received certain non-controlling ownership interests in equity investments. For fiscal 2016, we recorded earnings of $10 million from our equity method investments.
Non-Operating (Expense) Income
Non-operating expense for fiscal 2016 was $99 million as compared to non-operating income of $35 million for the 11-month period ended January 1, 2016. This $134 million increase in non-operating expense was primarily attributable to the following:

•
$82 million gain on sale of the remaining building, parcels of land that surround the building, and the multi-level surface parking garage associated with our former headquarters during the 11-month period ended January 1, 2016 that did not recur in fiscal 2016;

•	$35 million of higher interest expense recognized on the new $2.5 billion term loans secured in connection with the Transactions; and

•	an $18 million increase in foreign currency exchange losses, mostly due to the movement in exchange rates between the British pound and U.S. dollar.
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

Leidos Holdings, Inc. Annual Report - 46

PART II

Provision for Income Taxes
Our effective tax rate was 22.6%, 31.5% and (26.2)% in fiscal 2016 and the 11-month periods ended January 1, 2016, and January 2, 2015, respectively. The effective tax rate for fiscal 2016 was favorably impacted by the tax deductibility of the special cash dividend, related to the Transactions on shares held by the Leidos retirement plan, the income tax benefits of the research tax credit and the excess tax benefits related to employee share-based payments, partially offset by the impact of certain capitalized transactions costs related to the Transactions.
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
Our valuation allowance for deferred tax assets was $102 million as of December 30, 2016, and January 1, 2016.
Non-controlling Interest
As a result of the Lockheed Martin transaction, we received an interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC. We have consolidated the financial results for MSA into our consolidated financial statements. Net income attributable to non-controlling interest, for fiscal 2016 was $2 million.
Bookings and Backlog
We had net bookings worth an estimated $6.9 billion and $6.8 billion during fiscal 2016 and the 11-month period ended January 1, 2016, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less the backlog obtained in acquisitions during the year.
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

Leidos Holdings, Inc. Annual Report - 47

PART II

The estimated value of our total backlog for fiscal 2016 and the 11-month period ended January 1, 2016, was as follows:

	December 30, 2016	January 1, 2016
	(in millions)
National Security Solutions
Funded backlog	$1,436	$1,472
Negotiated unfunded backlog	6,131	6,554
Total National Security Solutions backlog	$7,567	$8,026
Information Systems & Global Solutions
Funded backlog	$3,572	$—
Negotiated unfunded backlog	4,793	—
Total Information Systems & Global Solutions backlog	$8,365	$—
Health and Infrastructure
Funded backlog	$967	$1,049
Negotiated unfunded backlog	837	820
Total Health and Infrastructure backlog	$1,804	$1,869
Total
Funded backlog	$5,975	$2,521
Negotiated unfunded backlog	11,761	7,374
Total backlog	$17,736	$9,895
Total backlog at December 30, 2016, included $638 million of reduction due to the adverse impact of foreign currency movement between the U.S. dollar and the British pound.
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

Leidos Holdings, Inc. Annual Report - 48

PART II

Contract Types
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of our total revenue for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
Cost-reimbursement and fixed price-incentive fee (FP-IF)	51%	51%	48%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	19	22	25
Firm-fixed-price (FFP)	30	27	27
Total	100%	100%	100%
The percentage of revenue derived from cost-reimbursement contracts for fiscal 2016 remained consistent with the 11-month period ended January 1, 2016. The percentage of revenue derived from T&M and FP-LOE contracts decreased by 3% and FFP contracts increased by 3% for fiscal 2016 from the 11-month period ended January 1, 2016, primarily due to the contract mix of the acquired IS&GS Business.
Liquidity and Capital Resources
Overview of Liquidity
As of December 30, 2016, we had $376 million in cash and cash equivalents. In addition, in August 2016, we entered into a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. This new credit facility replaced the previous unsecured credit facility held that provided $500 million of borrowing capacity. During fiscal 2016 and the 11-month period ended January 1, 2016, there were no borrowings outstanding under either of the credit facilities and we were in compliance with the financial covenants.
In August 2016, our Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to the outstanding unvested equity awards. In addition, we paid quarterly dividends of $142 million, $93 million and $95 million for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively.
At December 30, 2016, and January 1, 2016, we had outstanding debt of $3.3 billion and $1.1 billion, respectively. The notes outstanding as of December 30, 2016, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of December 30, 2016.
In connection with the Transactions, Leidos has incurred $2.5 billion of new indebtedness in the form of term loans (see "Note 2–Acquisitions"). Of the $2.5 billion, $1.8 billion of the term loans was secured by Leidos Innovations prior to being acquired and the funds were used to finance the special cash payment to Lockheed Martin. The remaining $690 million of term loans was secured by Leidos to fund the special cash dividend. During fiscal 2016, we repaid $275 million of these term loans (see "Note 11–Debt").
In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of the aggregate principal outstanding on the Company's variable rate senior secured notes (see "Note 10–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's variable rate secured notes.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. In addition to the $275 million repaid in fiscal 2016 noted above, we paid $36 million and $175 million in the 11-month period ended January 1, 2016, and fiscal 2015, respectively, to repurchase and retire a principal amount of $37 million and $183 million of outstanding debt, respectively.

Leidos Holdings, Inc. Annual Report - 49

PART II

Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. During fiscal 2016, there were no open market repurchases of our common stock.
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
Summary of Cash Flows
The following table summarizes cash flow information for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Cash provided by operating activities of continuing operations	$446	$399	$396
Cash provided by investing activities of continuing operations	26	64	51
Cash used in financing activities of continuing operations	(751)	(249)	(478)
Cash (used in) provided by operating activities of discontinued operations	—	(7)	15
Cash (used in) provided by investing activities of discontinued operations	(1)	6	29
Total (decrease) increase in cash and cash equivalents	$(280)	$213	$13
Cash Provided by Operating Activities of Continuing Operations. Cash flows provided by operating activities of continuing operations increased $47 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The increase was primarily due to timing of collections of receivables and early funding for employee benefit programs of $30 million in the 11-month period ended January 1, 2016 that did not recur in fiscal 2016, partially offset by payments for acquisition and integration expenses, pre-funding IS&GS expenses in accordance with the transition services agreement with Lockheed Martin and increased interest payments in fiscal 2016.
Cash flows provided by operating activities of continuing operations increased $3 million for the 11-month period ended January 1, 2016, as compared to fiscal 2015. The increase was primarily due to a net increase in working capital of $117 million, partially offset by a decrease in net income adjusted for non-cash items of $78 million. The net increase in working capital was primarily due to lower tax payments and a net increase from the timing of collections from customers and payments to vendors. Cash flows provided by operating activities was negatively impacted by the advancement of funding for employee benefit programs of $30 million.
Cash flows provided by operating activities of continuing operations was $11 million in the month of January 2015, consisting of net income adjusted for non cash items of $39 million partially offset by a net decrease in working capital of $24 million.

Leidos Holdings, Inc. Annual Report - 50

PART II

Cash Provided by Investing Activities of Continuing Operations. We generated $26 million of cash flows from investing activities for fiscal 2016, including cash acquired as part of the acquisition of the IS&GS Business of $25 million and proceeds from the divestiture of our design, build and heavy construction engineering services business of $23 million, partially offset by $29 million of payments for capital expenditures.
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
Cash Used in Financing Activities of Continuing Operations. We used $751 million of cash in support of financing activities of continuing operations for fiscal 2016, primarily due to a special cash dividend payment in connection with the Transactions of $993 million and dividend payments of $142 million, partially offset by net borrowings of $385 million.
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
We used $478 million of cash in support of financing activities of continuing operations in fiscal 2015, including the repurchase and retirement of debt of $175 million, the payment of dividends of $95 million and $200 million to repurchase shares of our stock from the fiscal 2015 ASR, partially offset by $7 million in proceeds from the sale of stock under our employee stock purchase plan ("ESPP") and exercise of stock options.
Cash Flows from Discontinued Operations
Cash (Used in) Provided by Operating Activities of Discontinued Operations. There were no cash flows provided by operating activities of discontinued operations for fiscal 2016. Cash flows provided by operating activities of discontinued operations decreased $22 million for the 11-month period ended January 1, 2016, as compared to fiscal 2015 primarily due to a decrease of net income adjusted for non-cash items of $12 million and a decrease in working capital of $8 million. Cash flows provided by operating activities of discontinued operations was $20 million in the month of January 2015, primarily due to a tax benefit of $18 million from the conversion of one of our domestic subsidiaries held in discontinued operations.
Cash (Used in) Provided by Investing Activities of Discontinued Operations. Cash flows provided by investing activities of discontinued operations were $1 million for fiscal 2016. Cash flows provided by investing activities of discontinued operations were $6 million for the 11-month period ended January 1, 2016, due to cash proceeds received primarily for the sale of a component of our business focused on producing a suite of cybersecurity hardware and associated software and services completed in February 2015. There were no cash flows from investing activities of discontinued operations in the month of January 2015. Cash flows provided by investing activities of discontinued operations were $29 million for fiscal 2015 due to cash proceeds received for the sale of certain components of our business in fiscal 2015.

Leidos Holdings, Inc. Annual Report - 51

PART II

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in "Note 21–Other Commitments and Contingencies" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
The following table summarizes, as of December 30, 2016, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Total	2017	2018	2019	2020	2021	2022 & Thereafter
	(in millions)
Contractual obligations(1):
Long-term debt (including current portion) (2)	$4,536	$185	$209	$313	$717	$800	$2,312
Operating lease obligations	522	142	106	83	58	41	92
Capital lease obligations	3	1	1	1	—	—	—
Other long-term liabilities (3)	60	9	8	5	15	5	18
Total contractual obligations	$5,121	$337	$324	$402	$790	$846	$2,422

(1)	We have excluded purchase orders for services or products to be delivered pursuant to U.S. Government contracts for which we are entitled to full recourse under normal contract termination clauses.

(2)
Includes total interest payments on our outstanding debt. Interest payments represent $124 million, $128 million, $124 million, $124 million and $89 million of the balance for fiscal 2017, fiscal 2018, fiscal 2019, fiscal 2020 and fiscal 2021, respectively, and $608 million for fiscal 2022 and thereafter. The total interest payments on our outstanding term loan debt are calculated based on the stated variable rates of the notes as of December 30, 2016. The total interest payments on our outstanding senior fixed rate secured and unsecured notes are calculated based on the stated fixed rates and do not reflect the variable interest component due to the interest rate swap agreements.

(3)
Other long-term liabilities were allocated by fiscal year as follows: a liability for our foreign defined benefit pension plan is based upon the expected near-term contributions to the plan (for a discussion of potential changes in these pension obligations, see "Note 16–Retirement Plans" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K), liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $5 million and $34 million of additional tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 17–Leases", "Note 20–Legal Proceedings" and "Note 21–Other Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 52

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
Revenue Recognition
We generate our revenues from various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive fee contracts.
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
Fixed-price-incentive fee (“FP-IF”) contracts—Contracts are substantially similar to cost-plus-incentive-fee contracts recognized using the percentage-of-completion method of accounting except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor) and profit adjustment formula. Under an FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

Leidos Holdings, Inc. Annual Report - 53

PART II

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
We also evaluate contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition. Revenues generated from product sales do not represent a material amount of the Company's total revenues.
We provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. Our indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years for Leidos, Inc. and for fiscal 2009 and subsequent fiscal years for Leidos Innovations Corporation. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
In certain situations, primarily where we are not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or logistical support services related to other vendor's products, we recognize as revenues the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with the facility or other vendor's products.
Changes in Estimates on Contracts
Changes in estimates related to contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of IS&GS contracts where the adjustment is for the period commencing from the date of acquisition. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions, except for per share amounts)
Net favorable impact to income (loss) from continuing operations before taxes	$37	$18	$24
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.22	$0.14	$0.20

Leidos Holdings, Inc. Annual Report - 54

PART II

Receivables
Our accounts receivable include amounts billed and currently due from customers. For the 11-month period ended January 1, 2016, the amounts billable within the next month were classified as billed receivables. Such receivables were classified as unbilled receivables for fiscal 2016. Since our receivables are primarily with the U.S. Government, we do not have exposure to a material credit risk. Unbilled receivables consist of amounts billable and contract retentions. Amounts billable are stated at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Amounts billable also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Contract retentions are billed upon contract completion, or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. Government is complete. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Business Combinations
The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.
Goodwill Impairment
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values of the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually, on the first day of the fourth quarter, and during interim periods, if events or circumstances indicate that the carrying value may not be recoverable.
Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year.
The change in our fiscal year-end from the Friday nearest the end of January to the Friday nearest the end of December resulted in an annual goodwill impairment test date for the 11-month period ended January 1, 2016, that was approximately one month earlier than in previous years. The change in the annual goodwill impairment testing date was deemed to be a change in accounting principle, which we believe to be preferable. The change was made to better align with our most significant customer’s fiscal year as well as our year-end reporting cycle and annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The annual goodwill impairment test was performed on November 1, 2014, for fiscal 2015, and on October 3, 2015, for the 11-month period ended January 1, 2016, such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 3, 2015, and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to objectively determine valuation estimates in prior periods.
Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on the facts and circumstances of a reporting unit, including consideration of the excess of fair value over carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.

Leidos Holdings, Inc. Annual Report - 55

PART II

In evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value, which includes the allocated goodwill. If the estimated fair value of a reporting unit is more than its carrying value, no further analysis is required. If the estimated fair value of a reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment charge equal to the difference.
We estimate the fair value of each reporting unit using both market and income approaches when a quantitative analysis is performed.
The market approach is a technique where the fair value is calculated based on fair values of publicly-traded companies that provide a reasonable basis of comparison with the reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors. Due to the fact that stock prices of comparable companies represent minority interests we also consider an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
The income approach is a technique where the fair value is calculated based on present value future cash flows using risk-adjusted discount rates, which represent the weighted-average cost of capital ("WACC") for each reporting unit. Determination of WACC includes assessing the cost of equity and debt as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in our estimation of fair value are developed by management based on business and market considerations.
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
Our annual goodwill impairment analysis for fiscal 2016, which excluded the recently acquired IS&GS Business, indicated the estimated fair value of all of our reporting units were substantially in excess of their carrying values.
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
Intangible Assets Impairment
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
In the 11-month period ended January 1, 2016, and fiscal 2015, we recognized intangible asset impairment charges of $4 million and $41 million, respectively. There were no intangible asset impairment charges recognized in fiscal 2016. The carrying value of intangible assets as of December 30, 2016, was $1.6 billion, which included the preliminary fair value of intangible assets acquired.

Leidos Holdings, Inc. Annual Report - 56

PART II

Income Taxes
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
We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different from recorded amounts as described in "Note 15–Income Taxes" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Stock-Based Compensation
We account for stock-based compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate.
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
During fiscal 2015, the expected term for all stock option awards granted was derived utilizing the “simplified” method due to the lack of historical experience post separation of New SAIC and expected volatility was estimated as of each grant date during fiscal 2015 based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term due to lack of historical volatility after the spin-off of New SAIC in fiscal 2014. In the 11-month period ended January 1, 2016, the expected volatility was estimated using a blended volatility method for a period consistent with the expected term based more significantly on the weighted average historical volatility of a group of publicly-traded peer companies and the weighted average implied volatility from traded options on Leidos stock for a time period prior to the grant date.

Leidos Holdings, Inc. Annual Report - 57

PART II

During fiscal 2016, expected volatility was based on using a blended approach, which included weighted average historical volatility of a group of publicly-traded peer companies, our weighted average historical volatility and the weighted average implied volatility. We will continue to use peer group volatility information, until sufficient historical volatility of our common stock is relevant, to measure expected volatility for future option grants. The expected volatility increased from pre-acquisition to post-acquisition of the IS&GS Business in fiscal 2016 due to a higher allocation of peer group volatility used post-acquisition compared to a higher allocation of historical volatility used pre-acquisition. The post-acquisition volatility reflected an updated peer group mix. For fiscal 2016, we assumed weighted average volatilities of 29.9% and 37.9% before and after the acquisition of the IS&GS Business, respectively. For the 11-month period ended January 1, 2016 and fiscal 2015 we assumed a weighted average volatility of 24.5% and 25.1%, respectively. If other assumptions are held constant, an increase or decrease by 10% in our fiscal 2016 volatility assumptions would have changed the grant-date fair value of our stock options awarded during fiscal 2016 by approximately 12%.
The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date and was derived in the same manner as in the prior years presented. The dividend yield increased from pre-acquisition to post-acquisition due to historical stock price fluctuations. We use historical data to estimate forfeitures.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see "Note 1—Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained with this Annual Report on Form 10-K.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations and derivatives. Our policy authorizes, with Board of Directors’ approval, the limited use of derivative instruments to hedge specific interest rate risks.
Debt obligations and derivatives
At December 30, 2016, and January 1, 2016, we had $3.3 billion and $1.1 billion, respectively, of fixed and variable rate debt. During fiscal 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million from certain financial institutions. As a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions. These senior secured term loans have variable stated interest rates that are determined based on the LIBOR rate plus a margin. As a result, we may experience fluctuations in interest expense. Additionally, during fiscal 2016, we entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of our variable rate senior secured term loans. Under the terms of the interest rate swap agreements, which mature in December 2021, we will receive variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 1.08%. The interest rate swap agreements effectively converted a portion of our variable rate borrowings to fixed rate borrowings. As of December 30, 2016, the fair value of our interest rate swap agreements with respect to our variable rate senior secured loans was $26 million.

Leidos Holdings, Inc. Annual Report - 58

PART II

During fiscal 2015, we entered into interest rate swap agreements with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. As of December 30, 2016, and January 1, 2016, the fair value of our interest rate swaps with respect to our fixed rate debt was $3 million and $8 million, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. For fiscal 2016 and the 11-month period ended January 1, 2016, a hypothetical 10% movement in the six-month LIBOR rate would have less than a $6 million and $4 million impact, respectively, on our annual interest expense due to the interest rate swaps. For fiscal 2016, a hypothetical 10% movement in the one-month LIBOR rate would have less than a $3 million impact on our annual interest expense due to the interest rate swaps and variable rate debt. For additional information related to our interest rate swap agreements and debt, see "Note 10–Derivative Instruments and Hedging Activities" and "Note 11–Debt," respectively, to the consolidated financial statements contained in this Annual Report.
Cash and Cash Equivalents
As of December 30, 2016, and January 1, 2016, our cash and cash equivalents included investments in several large institutional money market funds and bank deposits. For fiscal 2016 and the 11-month period ended January 1, 2016, a hypothetical 10% interest rate movement would have less than a $2 million impact and an immaterial impact, respectively, on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. Our foreign operations represented 9% of total revenues for fiscal 2016 compared to 4% of total revenues for the 11-month period ended January 1, 2016.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 59

PART I

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 30, 2016, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2016, the Company completed its acquisition of the IS&GS Business. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of the IS&GS Business. Other than incorporating the IS&GS controls, there have been no other changes in Leidos' internal control over financial reporting that occurred in the fourth quarter of period ended December 30, 2016, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, Leidos' internal control over financial reporting.
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
As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2016, excludes an assessment of the internal control over financial reporting of the IS&GS business, acquired on August 16, 2016. IS&GS represents approximately 12% of our consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to the IS&GS Business, at December 30, 2016, and 28% and 27% of our consolidated revenues and operating income, respectively, for the fiscal year ended December 30, 2016.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Leidos' internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2016, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting are set forth below.

February 24, 2017

Leidos Holdings, Inc. Annual Report - 60

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Information Systems & Global Solutions (“IS&GS”), which was acquired on August 16, 2016, and whose financial statements constitute 12% of consolidated total assets as of December 30, 2016, and 28% and 27% of consolidated revenues and operating income, respectively, during the fiscal year ended December 30, 2016. Accordingly, our audit did not include the internal control over financial reporting at IS&GS. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 30, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph concerning the Company’s change in fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December, effective for the 11-month period ended January 1, 2016.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 24, 2017

Leidos Holdings, Inc. Annual Report - 61

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Annual Report - 62

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see “Executive and Other Key Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of December 30, 2016, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,120,946	(2)	$29.77	(3)	2,502,109	(4) (5)
Equity compensation plans not approved by security holders (6)	—		—		—	(6)
Total	6,120,946		$29.77	(3)	2,502,109

(1)	The following equity compensation plans approved by security holders are included in this plan category: the 2006 Equity Incentive Plan and the 2006 Employee Stock Purchase Plan, as amended.

(2)
Represents (i) 2,502,676 shares of Leidos common stock reserved for future issuance for performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 171,267 shares if the maximum level of performance is achieved) and other stock awards under the 2006 Equity Incentive Plan, (ii) 359,090 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 3,259,180 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)
Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights, which will not require any payment upon issuance of those shares.

Leidos Holdings, Inc. Annual Report - 63

PART III

(4)
Entire amount represents shares of Leidos common stock under the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. Those shares (i) that are issued under the 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the plan.

(5)	Does not include 5.0 million shares under our Amended and Restated 2006 Employee Stock Purchase Plan, which is subject to stockholder approval at our 2017 annual meeting of stockholders.

(6)
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 64

PART III

Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2017 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 65

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

2.4
Amendment to Agreement and Plan of Merger, dated as of June 27, 2016, among Lockheed Martin Corporation, Leidos Holdings, Inc., Abacus Innovations Corporation and Lion Merger Co. Incorporated by reference to Exhibit 2.7 to our Registrant Statement on Form S-4 with the SEC on June 28, 2016.

2.5
Amendment to Separation Agreement, dated as of June 27, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 2.8 to our Registration Statement on Form S-4 filed with the SEC on June 29, 2016.

3.1	Amended and Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 13, 2016.

4.1
Indenture dated June 28, 2002, between Leidos, Inc. and JPMorgan Chase Bank, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 3, 2002. (SEC File No. 000-12771)

4.2
First Supplemental Indenture, dated October 13, 2006, by and among Leidos, Inc., Leidos Holdings, Inc. and The Bank of New York Trust Company, N.A., as successor trustee to JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 17, 2006. (SEC File No. 001-33072)

4.3
Indenture dated as of December 20, 2010, among Leidos Holdings, Inc., Leidos, Inc., and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K with the SEC on December 22, 2010.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

Leidos Holdings, Inc. Annual Report - 66

PART IV

Exhibit Number	Description of Exhibit
10.4*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.5*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.7*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.8*
Form of Stock Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on December 9, 2009.

10.9*
Form of Stock Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on December 9, 2009.

10.10*
Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.11*
Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.12*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on June 3, 2011.

10.13*
Form of Amendment to Performance Share Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into prior to March 22, 2012). Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on June 1, 2012.

10.14*
Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.15*
Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.16*
Form of Restricted Unit Award Agreement (Management) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed as with the SEC on March 27, 2014.

10.17*	Form of Recoupment Policy and Non-Solicitation Acknowledgment and Agreement. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on June 4, 2010.

10.18
Amended and Restated Four Year Credit Agreement, dated March 11, 2011, among Leidos Holdings, Inc., as borrower, Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Morgan Stanley Bank, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to Leidos Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 15, 2011.

10.19*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.20*	Executive Severance Plan.

Leidos Holdings, Inc. Annual Report - 67

PART IV

Exhibit Number	Description of Exhibit
10.21
Deferred Prosecution Agreement between Leidos, Inc. and the U.S. Attorney's Office for the Southern District of New York effective March 14, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2012.

10.22
Administrative Agreement between Leidos, Inc. and the United States Army on behalf of the U.S. Government, dated August 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2012.

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

10.36	Fourth Amendment to Purchase and Sale Agreement dated August 31, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 8, 2015.

Leidos Holdings, Inc. Annual Report - 68

PART IV

Exhibit Number	Description of Exhibit
10.37
Amendment No. 3 to the Amended and Restated Four Year Credit Agreement dated as of March 11, 2011, as amended by Amendment No. 1 dated April 19, 2013, and Amendment No. 2 dated as of October 17, 2014, among Leidos Holdings, Inc. as borrower and Leidos, Inc., as guarantor, Citibank, N.A., as administrative agent and the other lending institutions party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2016.

10.38
Credit Agreement dated August 16, 2016, among Leidos Holdings, Inc., Leidos, Inc., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.39
Credit Agreement dated August 16, 2016, among Leidos Innovations Corporation (formerly Abacus Innovations Corporation) as Borrower, the lenders party thereto, and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.40
Intellectual Property Matters Agreement, dated August 16, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.41
Shared Contracts Agreement - Shared Contracts (Parent Companies), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.42
Shared Contracts Agreement - Shared Contracts (Splitco Companies), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.43
Subcontract Pending Novation and Consent (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.44
Supply Agreement (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.45
Supply Agreement (Splitco to Parent), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.46
Transition Services Agreement (Parent to Splitco), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

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

99.1
Patent License and Assignment Agreement dated as of August 12, 2005, between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2010.

Leidos Holdings, Inc. Annual Report - 69

PART IV

Exhibit Number	Description of Exhibit
99.2†
Amendment No. 1 dated as of November 2, 2006, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.2 to our Annual Report on Form 10-K filed with the SEC on April 1, 2010.

99.3
Amendment No. 2 dated as of March 12, 2008, to Patent License and Assignment Agreement between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.3 to our Form 10-K filed with the SEC on April 1, 2010.

99.4
Employee Matters Agreement, dated as of January 26, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-4 filed with the SEC on April 18, 2016.

99.5
Tax Matters Agreement, dated as of January 26, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-4 filed with the SEC on April 18, 2016.

99.6
First Amendment to Employee Matters Agreement, dated June 27, 2016, among Lockheed Martin Corporation, Abacus Innovations Corporation and Leidos Holdings, Inc. Incorporated by reference to Exhibit 99.13 to our Registration Statement on Form S-4 filed with the SEC on June 28, 2016.

99.7†
Professional Services Contract effective September 7, 1999, between Leidos, Inc. and In-Q-Tel, Inc. (f/k/a In-Q-It, Inc.). Incorporated by reference to Exhibit 99.4 to our Annual Report on Form 10-K filed with the SEC on April 1, 2010.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits

††	Confidential treatment has been requested with respect to certain portions of this exhibit

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 70

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 24, 2017
Roger A. Krone

/s/ James C. Reagan	Principal Financial Officer	February 24, 2017
James C. Reagan

/s/ Ranjit S. Chadha	Principal Accounting Officer	February 24, 2017
Ranjit S. Chadha

/s/ Gregory R. Dahlberg	Director	February 24, 2017
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 24, 2017
David G. Fubini

/s/ Miriam E. John	Director	February 24, 2017
Miriam E. John

/s/ John P. Jumper	Director	February 24, 2017
John P. Jumper

/s/ Harry M. J. Kraemer, Jr.	Director	February 24, 2017
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 24, 2017
Gary S. May

/s/ Surya N. Mohapatra	Director	February 24, 2017
Surya N. Mohapatra

/s/ Lawrence C. Nussdorf	Director	February 24, 2017
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	February 24, 2017
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 24, 2017
Susan M. Stalnecker

/s/ Noel B. Williams	Director	February 24, 2017
Noel B. Williams

Leidos Holdings, Inc. Annual Report - 71

LEIDOS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 30, 2016, and January 1, 2016	F-3

Consolidated Statements of Income (Loss) for the fiscal year ended December 30, 2016, the 11-month periods ended January 1, 2016, and January 2, 2015 (unaudited) and the fiscal year ended January 30, 2015
F-4

Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended December 30, 2016, the 11-month periods ended January 1, 2016, and January 2, 2015 (unaudited) and the fiscal year ended January 30, 2015
F-5

Consolidated Statements of Equity for the fiscal year ended December 30, 2016, the 11-month period ended January 1, 2016, and the fiscal year ended January 30, 2015	F-6

Consolidated Statements of Cash Flows for the fiscal year ended December 30, 2016, the 11-month periods ended January 1, 2016, and January 2, 2015 (unaudited), and the fiscal year ended January 30, 2015
F-7

Notes to Consolidated Financial Statements	F-9

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - F-1

LEIDOS HOLDINGS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leidos Holdings, Inc.
Reston, Virginia
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 30, 2016 and January 1, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for the fiscal year ended December 30, 2016, the 11-month period ended January 1, 2016 and the fiscal year ended January 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Leidos Holdings, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the results of their operations and their cash flows for the fiscal year ended December 30, 2016, the 11-month period ended January 1, 2016 and the fiscal year ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective for the 11-month period ended January 1, 2016, the Company changed its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, the prior year was an 11-month transition period which began on January 31, 2015 and ended on January 1, 2016.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
McLean, Virginia
February 24, 2017

Leidos Holdings, Inc. Annual Report - F-2

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2016	January 1, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$376	$656
Receivables, net	1,657	921
Inventory, prepaid expenses and other current assets	348	216
Total current assets	2,381	1,793
Property, plant and equipment, net	259	142
Intangible assets, net	1,589	25
Goodwill	4,622	1,207
Deferred tax assets	16	8
Other assets	265	195
	$9,132	$3,370
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,427	$761
Accrued payroll and employee benefits	483	268
Dividends payable	23	2
Income taxes payable	21	6
Notes payable and long-term debt, current portion	62	2
Liabilities of discontinued operations	—	1
Total current liabilities	2,016	1,040
Notes payable and long-term debt, net of current portion	3,225	1,079
Deferred tax liabilities	540	34
Other long-term liabilities	204	149
Commitments and contingencies (Notes 17, 20 and 21)
Stockholders’ equity:
Preferred stock, $.0001 par value,10 million shares authorized and no shares issued and outstanding at December 30, 2016 and January 1, 2016	—	—
Common stock, $.0001 par value, 500 million shares authorized, 150 million and 72 million shares issued and outstanding at December 30, 2016, and January 1, 2016, respectively	—	—
Additional paid-in capital	3,316	1,353
Accumulated deficit	(177)	(277)
Accumulated other comprehensive loss	(4)	(8)
Total Leidos stockholders’ equity	3,135	1,068
Non-controlling interest	12	—
Total equity	3,147	1,068
	$9,132	$3,370

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - F-3

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions, except per share amounts)
Revenues	$7,043	$4,712	$4,690	$5,063
Cost of revenues	6,191	4,146	4,069	4,392
Selling, general and administrative expenses	334	201	280	310
Bad debt expense	3	8	4	5
Acquisition and integration costs	90	—	—	—
Goodwill impairment charges	—	—	486	486
Asset impairment charges	4	33	41	81
Restructuring expenses	14	4	1	3
Equity earnings of non-consolidated subsidiaries	(10)	—	—	—
Operating income (loss)	417	320	(191)	(214)
Interest income	10	4	1	1
Interest expense	(96)	(53)	(71)	(75)
Other (expense) income, net	(13)	84	5	5
Income (loss) from continuing operations before income taxes	318	355	(256)	(283)
Income tax expense	(72)	(112)	(67)	(47)
Income (loss) from continuing operations	246	243	(323)	(330)
Discontinued operations:
Loss from discontinued operations before income taxes	—	(1)	(14)	(13)
Income tax benefit	—	—	3	20
(Loss) income from discontinued operations	—	(1)	(11)	7
Net income (loss)	246	242	(334)	(323)
Less: net income attributable to non-controlling interest, net of taxes	2	—	—	—
Net income (loss) attributable to Leidos common stockholders	$244	$242	$(334)	$(323)
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.39	$3.33	$(4.36)	$(4.46)
Discontinued operations, net of taxes	—	(0.01)	(0.15)	0.10
Net income (loss) attributable to Leidos common stockholders	$2.39	$3.32	$(4.51)	$(4.36)
Diluted:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.35	$3.28	$(4.36)	$(4.46)
Discontinued operations, net of taxes	—	(0.01)	(0.15)	0.10
Net income (loss) attributable to Leidos common stockholders	$2.35	$3.27	$(4.51)	$(4.36)

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - F-4

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions)
Net income (loss)	$246	$242	$(334)	$(323)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes of $1 million for fiscal 2016 and fiscal 2015	(7)	(1)	(1)	(1)
Unrecognized gain on derivative instruments, net of taxes of ($10) million for fiscal 2016	14	1	1	—
Pension liability adjustments, net of taxes of $2 million, ($2) million, $2 million and $3 million for fiscal 2016, the 11-month periods ended January 1, 2016 and January 2, 2015, and fiscal 2015, respectively	(3)	3	(4)	(4)
Total other comprehensive income (loss), net of taxes	4	3	(4)	(5)
Comprehensive income (loss)	250	245	(338)	(328)
Less: comprehensive income attributable to non-controlling interest, net of taxes	2	—	—	—
Comprehensive income (loss) attributable to Leidos	$248	$245	$(338)	$(328)

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - F-5

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total

	(in millions, except for per share amounts)
Balance at January 31, 2014	80	$1,576	$25	$(6)	$1,595	$—	$1,595
Net loss	—	—	(323)	—	(323)	—	(323)
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock (less forfeitures)	1	1	—	—	1	—	1
Repurchases of stock and other	(7)	(178)	(37)	—	(215)	—	(215)
Dividends of $1.28 per common share	—	—	(89)	—	(89)	—	(89)
Adjustments for income tax benefits from stock-based compensation	—	(6)	—	—	(6)	—	(6)
Stock-based compensation	—	42	—	—	42	—	42
Other	—	(2)	—	—	(2)	—	(2)
Balance at January 30, 2015	74	1,433	(424)	(11)	998	—	998
Net income	—	—	242	—	242	—	242
Other comprehensive income, net of taxes	—	—	—	3	3	—	3
Issuances of stock (less forfeitures)	1	7	—	—	7	—	7
Repurchases of stock and other	(3)	(118)	—	—	(118)	—	(118)
Dividends of $1.28 per common share	—	—	(95)	—	(95)	—	(95)
Adjustments for income tax benefits from stock-based compensation	—	1	—	—	1	—	1
Stock-based compensation	—	30	—	—	30	—	30
Balance at January 1, 2016	72	1,353	(277)	(8)	1,068	—	1,068
Net income			244	—	244	2	246
Other comprehensive income, net of taxes	—	—	—	4	4	—	4
Issuances of stock (less forfeitures)	1	36	—	—	36	—	36
Repurchases of stock and other	—	(24)	—	—	(24)	—	(24)
Dividends of $1.28 per share	—	—	(144)	—	(144)	—	(144)
Special cash dividend of $13.64 per share	—	(1,022)	—	—	(1,022)	—	(1,022)
Stock-based compensation	—	35	—	—	35	—	35
Stock issued for the IS&GS Business acquisition	77	2,938	—	—	2,938	—	2,938
Equity interest acquired	—	—	—	—	—	10	10
Balance at December 30, 2016	150	$3,316	$(177)	$(4)	$3,135	$12	$3,147

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - F-6

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions)
Cash flows from operations:
Net income (loss)	$246	$242	$(334)	$(323)
Income (loss) from discontinued operations	—	1	11	(7)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
Depreciation and amortization	122	41	58	62
Stock-based compensation	35	30	40	42
Goodwill impairment charges	—	—	486	486
Asset impairment charges	4	33	41	81
Gain on a real estate sale	—	(82)	—	—
Other	—	6	4	8
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	123	(19)	68	162
Inventory, prepaid expenses and other current assets	(101)	3	6	(12)
Accounts payable and accrued liabilities	(25)	102	(41)	(43)
Accrued payroll and employee benefits	26	5	10	(21)
Deferred income taxes and income taxes receivable/payable	36	81	37	(31)
Other long-term assets/liabilities	(20)	(44)	(1)	(8)
Total cash flows provided by operating activities of continuing operations	446	399	385	396
Cash flows from investing activities:
Payments for property, plant and equipment	(29)	(27)	(29)	(29)
Acquisitions of businesses	25	(2)	—	—
Payments on accrued purchase price related to prior acquisition	—	(13)	—	—
Net proceeds from sale of assets	3	79	—	—
Proceeds from disposition of business	23	27	—	—
Proceeds from collections on promissory note	4	—	—	—
Proceeds from U.S. Treasury cash grant	—	—	80	80
Total cash flows provided by investing activities of continuing operations	26	64	51	51

Leidos Holdings, Inc. Annual Report - F-7

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions)
Cash flows from financing activities:
Payments of long-term debt	(277)	(39)	(154)	(177)
Payments on real estate financing transaction	—	(8)	—	—
Proceeds from debt issuance	690	—	—	—
Payments for debt issuance costs	(30)	—	—	—
Proceeds from issuances of stock	25	6	7	7
Repurchases of stock and other	(24)	(118)	(213)	(215)
Special cash dividend payment	(993)	—	—	—
Dividend payments	(142)	(93)	(72)	(95)
Other	—	3	1	2
Total cash flows used in financing activities of continuing operations	(751)	(249)	(431)	(478)
(Decrease) increase in cash and cash equivalents from continuing operations	(279)	214	5	(31)
Cash flows from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations	—	(7)	(5)	15
Cash (used in) provided by investing activities of discontinued operations	(1)	6	29	29
(Decrease) increase in cash and cash equivalents from discontinued operations	(1)	(1)	24	44
Total (decrease) increase in cash and cash equivalents	(280)	213	29	13
Cash and cash equivalents at beginning of year	656	443	430	430
Cash and cash equivalents at end of year	$376	$656	$459	$443
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - F-8

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a global science and technology solutions company that provides technology and engineering solutions in the defense, intelligence, homeland security, civil and health markets. Leidos brings domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Leidos' domestic customers include agencies of the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services, other U.S. Government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc., and its consolidated subsidiaries.
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation. See "Note 2–Acquisitions" for further information. As a result of the Lockheed Martin transaction, the Company received an interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC. The Company has consolidated the financial results for MSA into its consolidated financial statements.
The consolidated financial statements of Leidos include the balances of its majority-owned and 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company disaggregated "Goodwill and intangible assets, net" into "Goodwill" and "Intangible assets, net"; separately disclosed "Dividends payable" and "Income taxes payable," which were previously aggregated within "Accounts payable and accrued liabilities"; and separately disclosed "Deferred tax liabilities," which was previously aggregated within "Other long-term liabilities" on the consolidated balance sheets.
Reporting Periods
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos to change Leidos' year end from the Friday nearest the end of January to the Friday nearest the end of December.
As a result of this change, the Company filed a Transition Report on Form 10-K for the 11-month period which began on January 31, 2015, and ended on January 1, 2016.
This change did not impact the Company's prior reported fiscal years, which covered a 12-month period and ended on the Friday closest to January 31. Fiscal 2015 began on February 1, 2014, and ended on January 30, 2015.
This Annual Report on Form 10-K for fiscal 2016 covers a 12-month period that began on January 2, 2016, and ended on December 30, 2016.

Leidos Holdings, Inc. Annual Report - F-9

LEIDOS HOLDINGS, INC.
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
Restructuring Expenses
Restructuring expenses are incurred in connection with programs aimed at reducing the Company's costs and primarily include lease termination, vacancy costs and termination costs associated with headcount reduction. A liability for costs associated with vacant or idle facilities is recognized and measured initially at its fair value in the period in which the liability is incurred and the use of the facility has ceased. Sublease loss liabilities are estimated and recorded, as of the estimated sublease commencement date, and adjusted when necessary. Liabilities associated with reduced headcount occur when the obligations are probable and estimable based on management's approval date for these termination benefit obligations regardless of whether the Company has communicated its decision to terminate the employees.
Operating Cycle
The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are therefore generally classified as current assets and current liabilities.
Business Combinations, Investments and Variable Interest Entities
Business Combinations
The accounting for business combinations requires the Company to make judgments and estimates related to the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with an acquisition.
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
Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a variable interest entity ("VIE"). If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and is consequently required to consolidate the VIE.

Leidos Holdings, Inc. Annual Report - F-10

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company’s revenues are generated primarily from contracts with the U.S. Government, commercial customers and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive fee contracts.
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
Fixed-price-incentive fee (“FP-IF”)—Contracts are substantially similar to cost plus incentive fee contracts recognized using the percentage-of-completion method of accounting except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor), and profit adjustment formula. Under an FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if costs exceed the contract target cost or are not allowable under the applicable regulations, the Company may not be able to obtain reimbursement for all costs and may have fees reduced or eliminated.
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
The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition. Revenues generated from product sales do not represent a material amount of the Company's total revenues.

Leidos Holdings, Inc. Annual Report - F-11

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company's indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years for Leidos, Inc. and for fiscal 2009 and subsequent fiscal years for Leidos Innovations Corporation. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract such as the provision of administrative oversight and/or management of government-owned facilities or support services related to other vendors' products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors' products.
Changes in Estimates on Contracts
Changes in estimates related to contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of IS&GS contracts where the adjustment is for the period commencing from the date of acquisition. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions, except for per share amounts)
Net favorable impact to income (loss) from continuing operations before taxes	$37	$18	$24
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.22	$0.14	$0.20
Divestitures
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of strategic or non-strategic components of the business. Divestitures representing a strategic shift in operations are reclassified as discontinued operations for all periods presented. Non-strategic divestitures are not reclassified as discontinued operations and remain in continuing operations.
During fiscal 2015, the Company adopted the provisions of Accounting Standards Update ("ASU") 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which designated new discontinued operations qualification criteria. For the divestitures presented in this Annual Report for periods prior to the 11-month period ended January 1, 2016, the provisions in ASU 2014-08 were not applicable and thus the divestitures reclassified as discontinued operations for those periods represent both non-strategic and strategic shifts in operations.

Leidos Holdings, Inc. Annual Report - F-12

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-contract and Transition Costs
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
Transition Costs
Under certain services contracts, costs are incurred, usually at the beginning of the contract performance, to transition the services, employees and equipment from the customer or prior contractor. These costs are capitalized as deferred assets and amortized over the shorter of the contractual period of performance or expected period of performance, if recoverability is deemed probable. Payments received from the customer for the performance of the transition services are deferred and amortized to over the same period as costs.
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
The fair value of financial instruments is determined based on quoted market prices, if available, or management's best estimate (see "Financial Instruments" below). At December 30, 2016, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis using Level 3 inputs.
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
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. On August 16, 2016, the Company had non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of Lockheed Martin's IS&GS Business. Refer to "Note 2–Acquisitions" for the preliminary fair values of the assets acquired and liabilities assumed. At December 30, 2016, the Company did not have any material non-financial instruments measured at fair value on a non-recurring basis.
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable (see "Note 3–Divestitures" and "Note 17–Leases") as of December 30, 2016, of $92 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs). The fair value of long-term debt (see "Note 11–Debt") is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
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

Leidos Holdings, Inc. Annual Report - F-13

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fixed rate borrowings, the Company uses variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. The fair value of these interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2).
For variable rate borrowings, the Company uses fixed interest rate swaps, effectively converting a portion of the variable rate borrowings to fixed rate borrowings. These swaps are designated as cash flow hedges. The fair value of these interest rate swaps is determined based on observed values for the underlying interest rate (Level 2).
The Company does not hold derivative instruments for trading or speculative purposes.
The Company's defined benefit plan assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).
Cash and Cash Equivalents
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. There are immaterial restrictions on the withdrawal of the Company’s cash and cash equivalents of foreign currency due to exchange control regulations.
Restricted Cash
The Company has restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Inventory, prepaid expenses and other current assets" in the Company's consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consists of accounts receivable. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have exposure to a material credit risk. Additionally, the Company is subject to credit risk related to its derivatives. This risk is limited, as the Company's derivatives are managed through the use of multiple counterparties with high credit standards.
Receivables
The Company’s accounts receivable include amounts billed and currently due from customers. As of the 11-month period ended January 1, 2016, the amounts billable within the next month were classified as billed receivables. Such receivables were classified as unbilled receivables for fiscal 2016.
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
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. The majority of finished goods inventory consists of security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

Leidos Holdings, Inc. Annual Report - F-14

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment
Purchases of property, plant and equipment as well as costs associated with major renewals and improvements are capitalized. Maintenance, repairs and minor renewals and improvements are expensed as incurred.
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
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-10
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Office furniture	Straight-line or declining-balance	6-9
The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.
Project Assets
Purchases of project assets are capitalized for specific contracts where delivery has not yet occurred or ownership is maintained by the Company over the life of the contract. Project assets include enterprise software licenses, computers, and significant material purchases on contracts. These project assets are relieved from the balance sheet based on different methodologies, including transfer of assets, amortization based on useful life and percentage of completion utilizing efforts expended method of revenue recognition.
Goodwill
Goodwill represents purchase consideration paid in a business combination that exceeds the fair values of the net assets of acquired businesses. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually, on the first day of the fourth quarter, and during interim periods, if events or circumstances indicate that the carrying value may not be recoverable. The Company's policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year.
The change in the Company's fiscal year-end from the Friday nearest the end of January to the Friday nearest the end of December resulted in an annual goodwill impairment test date for the 11-month period ended January 1, 2016, that was approximately one month earlier than in previous years. The change in the annual goodwill impairment testing date was deemed to be a change in accounting principle, which the Company believes to be preferable. The change was made to better align with the Company's most significant customer’s fiscal year as well as the Company's year-end reporting cycle and annual planning and budgeting process, which is a significant element in the annual goodwill impairment test. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The annual goodwill impairment test was performed on November 1, 2014, for fiscal 2015, and on October 3, 2015, for the 11-month period ended January 1, 2016, such that a period greater than 12 months did not elapse between test dates. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 3, 2015, and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to objectively determine valuation estimates in prior periods.
Goodwill is evaluated for impairment either under a qualitative assessment option or a two-step quantitative approach depending on the facts and circumstances of a reporting unit, including consideration of the excess of fair value over carrying amount in previous assessments and changes in business environment.

Leidos Holdings, Inc. Annual Report - F-15

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative two-step goodwill impairment test is performed.
In evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value, which includes the allocated goodwill. If the estimated fair value of a reporting unit is more than its carrying value, no further analysis is required. If the estimated fair value of a reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment charge equal to the difference.
The Company estimates the fair value of each reporting unit using both market and income approaches (Level 3) when a quantitative analysis is performed.
The market approach is a technique where the fair value is calculated based on fair values of publicly-traded companies that provide a reasonable basis of comparison with the reporting unit. Valuation ratios are selected that relate market prices to selected financial metrics from comparable companies. These ratios are applied after consideration of adjustments and weightings related to financial position, growth, volatility, working capital movement, and other factors. Due to the fact that stock prices of comparable companies represent minority interests, the Company also considers an acquisition control premium to reflect the impact of additional value associated with a controlling interest.
The income approach is a technique where the fair value is calculated based on present value of future cash flows using risk-adjusted discount rates, which represent the weighted-average cost of capital ("WACC") for each reporting unit. Determination of WACC includes assessing the cost of equity and debt as of the valuation date. In addition, a terminal value is developed for forecasted future cash flows beyond the projection period discounted back to the present value. The forecasts used in the Company’s estimation of fair value are developed by management based on business and market considerations.
The goodwill impairment test process and valuation model is based upon certain key assumptions that require the exercise of significant judgment including judgments for the use of appropriate financial projections, economic expectations, discount rates and WACC as well as using available market data.
Intangible Assets
Acquired intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are being amortized over the following periods:

Estimated useful lives (in years)
Customer relationships	8-10
Software and technology	9-15
Programs and contract intangibles	10
Backlog	1
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. See "Note 6—Intangible Assets" for impairment charges taken during the 11-month period ended January 1, 2016 and fiscal 2015.
Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Leidos Holdings, Inc. Annual Report - F-16

LEIDOS HOLDINGS, INC.
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
The Company conducts research and development activities under customer-funded contracts and with company-funded IR&D funds. For fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, company-funded IR&D expense was $44 million, $29 million and $37 million, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Stock-Based Compensation
The Company recognizes the fair value of all stock-based awards granted to employees and directors in exchange for services as compensation expense over the requisite service period, which is typically the vesting period, net of an estimated forfeiture rate.
Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses due to movements in foreign currency exchange rates, are recognized in the Company's consolidated statements of income (loss).

Leidos Holdings, Inc. Annual Report - F-17

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Adopted
During fiscal 2016, the Company adopted the following Accounting Standard Updates (ASUs):
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update eliminates separate presentation for debt issuance costs as an asset and requires issuance costs to be reported in the balance sheet as a direct reduction to the face amount of the associated debt. The Company adopted this ASU on a retrospective basis during the Company's first quarter ended April 1, 2016. This resulted in a reclassification of deferred financing costs related to the Company's notes of $7 million from "Other assets" to "Notes payable and long-term debt, net of current portion" as of January 1, 2016.
In March 2016, the FASB issued ASU 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions as an income tax expense or benefit in the income statement rather than in equity; (ii) present the excess tax benefits as an operating activity on the statement of cash flows versus current guidance to present them as financing activities; and, (iii) elect to either recognize stock forfeitures as they occur or estimate them. During the quarter ended July 1, 2016, the Company elected to early adopt the provisions of the ASU prospectively from January 2, 2016, including continuation of estimating forfeitures instead of recording them as they occur. Consequently, the Company recognized an $8 million discrete tax benefit for fiscal 2016, and operating cash flows for fiscal 2016 increased $8 million with a corresponding decrease to financing cash flows.
The Company adopted various other accounting standard updates, none of which had a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date for public companies was the beginning of fiscal 2017.
Subsequently, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU to the beginning of fiscal 2018, with an option for early adoption of the standard on the original effective date.
The Company will adopt the new revenue standard in the beginning of fiscal 2018. We are in the process of evaluating the adoption methodology of the standard along with the potential impacts. The Company has substantially completed an initial assessment of the new standard and began to quantify the financial statement impact. We believe the majority of our long-term contracts will continue to recognize revenue over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., cost incurred) to reflect progress.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU will supersede the current lease guidance under ASC 840 and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation in the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies in the beginning of fiscal 2019 and should be adopted under the modified retrospective approach. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-02 and its impact on the Company's consolidated financial position, results of operations and cash flows.

Leidos Holdings, Inc. Annual Report - F-18

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU eliminates the requirement that a credit loss on a financial instrument be “probable” prior to recognition. Instead, a valuation allowance will be recorded to reflect an entity’s current estimate of all expected credit losses, based on both historical and forecasted information related to an instrument. The update is effective for public companies in the beginning of fiscal 2020 and should be adopted using a modified-retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date and loans and debt securities acquired with deteriorated credit quality. The guidance may be early-adopted for fiscal 2019. The Company is evaluating the provisions of ASU 2016-13 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-15 and its impact on the Company's consolidated cash flows.
In November, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU amends the presentation and disclosure requirements of restricted cash and restricted cash equivalents. The majority of the amendments revise how restricted cash and restricted cash equivalents are presented in the statements of cash flows. The update is effective for public companies in the beginning of fiscal 2018 and should be applied on a retrospective basis. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-18 and its impact on the Company's consolidated cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the provisions of ASU 2017-04 and its impact on the Company's consolidated financial position, results of operation and cash flows.
Various other accounting standard updates were issued but are not effective for the Company until periods subsequent to December 30, 2016. The Company is still evaluating the guidance or does not expect these updates to have a material impact on its consolidated financial position, results of operations, or cash flows.
Note 2—Acquisitions
The Company may acquire businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2016, the Company completed the acquisition of Lockheed Martin's IS&GS Business (as described below). No businesses were acquired during the 11-month period ended January 1, 2016, and fiscal 2015.
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

Leidos Holdings, Inc. Annual Report - F-19

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced its existing revolving credit facility. See "Note 11–Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, the Company paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to outstanding equity awards. See "Note 14–Stock-Based Compensation" for further information regarding the modifications made to the Company's outstanding stock awards as a result of the special dividend.
As a result of the Transactions, membership on the Leidos Board of Directors was increased to 12 directors, in which three directors designated by Lockheed Martin were appointed to the board. A majority of the senior management of Leidos immediately prior to the consummation of the Transactions remained Leidos executive officers immediately after the Transactions. Leidos management determined that Leidos is the accounting acquirer in the Transactions based on the facts and circumstances noted within this section and other relevant factors.
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
The preliminary purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Preliminary working capital adjustments	50
Preliminary purchase price	$2,988
(1) Represents approximately 77 million new shares of Leidos common stock issued to those Lockheed Martin stockholders who elected to participate in the exchange offer, based on the Company's August 16, 2016, closing share price of $51.69, less the Leidos special cash dividend amount of $13.64, which the Lockheed Martin stockholders were not entitled to receive.
(2) The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger (see "Note 14–Stock-Based Compensation").

Leidos Holdings, Inc. Annual Report - F-20

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables, net	940
Inventory, prepaid expenses and other current assets	71
Property, plant and equipment	137
Deferred tax assets	12
Intangible assets	1,650
Other assets	23
Accounts payable and accrued liabilities	(700)
Accrued payroll and employee benefits	(190)
Long-term debt, current portion	(23)
Deferred tax liabilities	(532)
Long-term debt, net of current portion	(1,780)
Other long-term liabilities	(50)
Total identifiable net liabilities assumed	(417)
Non-controlling interest	(10)
Goodwill	3,415
Preliminary purchase price	$2,988
Due to the timing and complexity of the Transactions, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of December 30, 2016, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, net; property, plant and equipment; deferred income taxes; deferred revenue; intangible assets; accounts payable and accrued liabilities; loss contracts; non-controlling interest; residual amount allocated to goodwill; and the allocation of goodwill. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of the Transactions, which could have a material impact. During the fourth quarter of fiscal 2016, the Company recorded valuation adjustments to certain preliminary estimated fair values which resulted in an increase of $41 million in property, plant and equipment, a $23 million decrease in deferred tax assets, a $34 million reduction in receivables, a $315 million reduction in deferred tax liabilities, a $32 million increase in other long-term liabilities and a $252 million reduction in goodwill.
The goodwill is attributable to the new reportable IS&GS segment. The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The preliminary goodwill presented above includes $418 million of tax deductible goodwill.
The Company identified $1.7 billion of intangible assets, representing programs and contract intangibles and backlog. The following table summarizes the preliminary fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs and contract intangibles(1)	10.0	$1,450
Backlog	1.4	200
Total	9.0	$1,650
(1) An average 10-year amortization period for programs and contract intangibles has been estimated based on the projected economic benefits associated with these assets. Programs and contract intangibles are amortized using the pattern of economic benefit, which approximates discounted future cash flows. Refer to "Note 6 - Intangible Assets" for additional information.

Leidos Holdings, Inc. Annual Report - F-21

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

12 Months Ended
December 30, 2016
(in millions)
Acquisition costs	$44
Integration costs	46
Total acquisition and integration costs	$90
Pro Forma Financial Information (unaudited)
The following pro forma financial information presents consolidated results of operations as if the acquisition had occurred on January 31, 2015. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the Transactions and factually supportable. The pro forma results below do not reflect future events that have occurred or may occur after the Transactions, including anticipated synergies or other expected benefits that may be realized from the Transactions. The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 31, 2015, nor is it intended to be an indication of future operating results.

	12 Months Ended	11 Months Ended
(unaudited)	December 30, 2016	January 1, 2016
	(in millions, except for per share amounts)
Revenues	$10,443	$9,868
Income from continuing operations	342	343
Income from continuing operations attributable to Leidos common stockholders	336	338
Earnings per share:
Basic	$2.24	$2.25
Diluted	$2.21	$2.24
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the Transactions had been completed on January 31, 2015:

•
Acquisition-related costs of $44 million were excluded within the pro forma financial information for fiscal 2016 and were included within the supplemental pro forma earnings for the 11-month period ended January 1, 2016.

Note 3—Divestitures
In April 2016, the Company’s Health and Infrastructure ("HIS") segment disposed of a business that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract and guarantee of collection of the accounts receivables transferred. The Company paid $1 million of selling costs related to the transaction. The Company recorded the pre-tax gain on sale in "Other (expense) income, net" in the Company's consolidated statements of income (loss).

Leidos Holdings, Inc. Annual Report - F-22

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plainfield Renewable Energy Holdings LLC
Plainfield Renewable Energy Holdings LLC ("Plainfield") is a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the "plant"). On October 11, 2013, the Company became the primary beneficiary of Plainfield, which required the consolidation of the VIE. The Company also determined that Plainfield met the definition of a business and as such gained control of 100% of PRE Holdings equity through the consensual foreclosure agreement which constituted a change in control accounted for as a business combination. Subsequent to the business combination, three of the acquired fuel supply agreements were impaired in fiscal 2015. See "Note 6—Intangible Assets" for further information.
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
In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of the equity membership interest in Plainfield resulting in an approximate $40 million impairment charge in the Company's Health and Infrastructure segment in January 2015 to adjust the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business (Level 1).
During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in an approximate $29 million impairment charge. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the Agreement that was amended on July 17, 2015 (Level 1). The Company recorded these tangible asset impairment charges in "Asset impairment charges" in the Company’s consolidated statements of income (loss).
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments, and contingent earn-out payments. The consideration received at closing consisted of a cash payment of $29 million (the "Closing Payment") and a secured promissory note for $73 million, net of discount (the "Note"). The sale resulted in an immaterial deferred gain. In addition to the Closing Payment and the Note, the Company is eligible to receive certain contingent earn-out payments not to exceed $30 million. The Company will recognize any consideration for the contingent earn-out payments when received. In conjunction with the sale of the plant, the Company paid $2 million of the purchase price contingent consideration accrued at January 30, 2015, based on the successful sale of the plant. The remaining accrued contingent consideration was released and not paid as the selling price did not meet the qualifications for the payment of the remaining contingent consideration.
The maturity date of the Note is July 24, 2017 (the "Original Maturity Date"), with an option to extend the maturity date for three consecutive one-year periods. The annual interest rate of 6% will increase to 8% if the maturity date is extended beyond July 24, 2017, and will increase to 9% if extended beyond July 24, 2019. The first payment of accrued and unpaid interest was due January 24, 2016, with subsequent payments occurring every six months, including a portion of the principal balance. The note allows for a six-month deferral of certain payments due in January 2016, and July 2016. In January 2016 and July 2016, the Company was notified by the buyer that the interest payment due on January 24, 2016 would be deferred to the next payment date, and a portion of the principal payment due on July 24, 2016, would be deferred to the next payment due date. The Company collected $6 million of principal and interest during fiscal 2016.
The remaining unpaid principal amount and accrued interest is due on the Original Maturity Date (as may be extended as described above) or each six months thereafter, if extended. Payments under the Note are secured by a general security interest in the personal property of Plainfield, a pledge of the membership interests of Plainfield and a first mortgage on the real property that comprises the plant. As of December 30, 2016, the Company expects the Note to be collectible in full.

Leidos Holdings, Inc. Annual Report - F-23

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Discontinued Operations
In August 2014, the Company sold a business, historically included in the Company's Health and Infrastructure segment, which primarily focused on full service emergency management consulting for disaster preparedness, response, recovery and mitigation, for cash proceeds of $19 million, resulting in an immaterial gain on sale.
In January 2014, the Company committed to plans to dispose of Cloudshield Technologies, Inc. ("Cloudshield"), historically included in the Company's National Security Solutions segment, which was previously acquired in fiscal 2011 and primarily focused on producing a suite of cybersecurity hardware and associated software and services. The sale transaction was completed in February 2015 with cash proceeds received of $5 million, resulting in an immaterial loss on sale.
In August 2013, the Company committed to plans to dispose of a business, historically included in the Company's National Security Solutions segment, which primarily focused on technology used to detect if an individual is concealing explosive devices or other hidden weapons. In the first quarter ended May 2, 2014, the Company adjusted the carrying values of the business's assets to their fair value based on the estimated selling price of the business. The carrying value exceeded the fair value which resulted in $12 million of impairment charges recorded in discontinued operations, of which $9 million related to fixed assets and inventory and the remainder related to intangible assets. The sale transaction was completed in May 2014 with insignificant cash proceeds received, resulting in an immaterial loss on sale.
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

Leidos Holdings, Inc. Annual Report - F-24

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of New SAIC through the Distribution Date, which have been classified as discontinued operations, for the periods presented were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Revenues	$14	$17	$39
Cost of revenues	14	17	39
Operating income	$—	$—	$—
The operating results through the date of disposal of the Company's discontinued operations discussed above, excluding the spin-off of New SAIC, for the periods presented were as follows:

	11 Months Ended	12 Months Ended
	January 1, 2016	January 30, 2015
	(in millions)
Revenues	$—	$29
Cost of revenues	—	21
Selling, general and administrative expenses (including impairment charges of $9 million for the fiscal year ended January 30, 2015)	2	29
Intangible asset impairment charges	—	3
Operating loss	$(2)	$(24)
Non-operating income	$1	$11
The operating results for fiscal 2016 for the Company's discontinued operations above, excluding the spin-off of New SAIC, were immaterial.
The major classes of assets and liabilities included in discontinued operations through the date of disposal for the periods presented are immaterial for disclosure purposes.
Note 4–Restructuring Expenses
IS&GS Business Acquisition
After the acquisition of the IS&GS Business, the Company began an initiative to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The related restructuring expenses were as follows:

12 Months Ended
December 30, 2016
(in millions)
Severance costs	$10
Lease termination expenses	2
Restructuring expenses related to the IS&GS Business in operating income	$12

These restructuring expenses have been recorded within the Corporate and Other segment and presented separately within "Restructuring expenses" on the consolidated statements of income (loss).

Leidos Holdings, Inc. Annual Report - F-25

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related restructuring liability at December 30, 2016, was:

	Severance Costs	Lease Termination Expenses	Total
	(in millions)
Balance as of January 1, 2016	$—	$—	$—
Charges	10	2	12
Cash payments	(3)	(1)	(4)
Balance as of December 30, 2016	$7	$1	$8
The Company does not expect the restructuring liability to be fully settled within one year.
Separation of New SAIC and Real Estate Optimization Initiatives
In fiscal 2014, in anticipation of the spin-off of New SAIC from the Company, the Company initiated an overall spin-off program to align the Company’s cost structure for post spin-off.
The restructuring expenses related to the separation of New SAIC and the Company's real estate optimization initiatives were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Lease termination expenses	$2	$4	$3
During fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, the lease termination expenses related to lease losses and an adjustment to reserves for lease losses from the spin-off due to revised sublease income assumptions. The termination expenses were recorded within the Corporate and Other segment and presented separately within "Restructuring expenses" on the consolidated statements of income (loss).
The restructuring liability related to the separation of New SAIC at December 30, 2016, was:

Lease Termination Expenses
(in millions)
Balance as of January 30, 2015	$11
Charges	1
Cash payments	(5)
Balance as of January 1, 2016	$7
Charges	2
Cash payments	(5)
Balance as of December 30, 2016	$4
The Company does not expect the restructuring liability to be fully settled within one year.

Leidos Holdings, Inc. Annual Report - F-26

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Goodwill
The Company has the following reportable segments that contain goodwill: National Security Solutions ("NSS"), Health and Infrastructure ("HIS") and Information Systems & Global Solutions ("IS&GS").
The balance and changes in the carrying amount of goodwill by segment, including the preliminary fair value of goodwill related to the acquisition of the IS&GS Business, were as follows:

	NSS	HIS	IS&GS	Total
	(in millions)
Goodwill at January 30, 2015	$788	$419	$—	$1,207
Adjustments	—	—	—	—
Goodwill at January 1, 2016	$788	$419	$—	$1,207
Acquisition of the IS&GS Business	—	—	3,415	3,415
Goodwill at December 30, 2016	$788	$419	$3,415	$4,622
(1) Accumulated impairment losses at January 1, 2016, and December 30, 2016, were $486 million within the HIS segment.
Based on a qualitative analysis performed during the Company's annual impairment evaluation for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 for certain of its reporting units, it was determined that it is more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of its reporting units, it was determined that their fair values were in excess of the individual reporting units carrying values. As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for periods mentioned above.
During the second quarter of fiscal 2015, the Health Solutions reporting unit within HIS experienced a significant decline in both actual and forecasted revenue volumes, primarily in the Company's commercial health consulting business, resulting from a reduction in project opportunities, delayed award decisions and completion of several larger electronic health records ("EHR") implementation engagements that were not extended or replaced with other projects. The declines were also impacted by delays in legislative compliance deadlines (i.e., ICD-10 and Meaningful Use Stage 2). These events attributed to a significant reduction in the Company's sales pipeline, forecasted revenue and operating income. The nature of the Company's commercial health consulting engagements are short term in nature and the aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
During the second quarter of fiscal 2015, the Infrastructure reporting unit within HIS experienced delayed or lost award decisions and reductions in scope on several large engineering construction projects as clients shifted priorities and adjusted their capital expenditure plans that were anticipated to be awarded to the Company during the second quarter of fiscal 2015. The Infrastructure reporting unit was also impacted by significant reduction in scope of services with an existing client. These events culminated in a significant reduction in the Company's sales pipeline, revenue and operating income. The aforementioned events transpired and became known during the second quarter of fiscal 2015 and triggered a revised and lower financial forecast.
Based on the unexpected impacts and other unanticipated factors discussed above, the Company conducted an interim goodwill impairment test using the two-step quantitative approach.
As described in Note 1, the Company utilized both the market and income approach as part of the first step of the two-step quantitative goodwill impairment test to determine the estimated fair value of both the Health Solutions and Infrastructure reporting units.
The Company performed the market approach, guideline public company method, by applying pricing multiples derived from publicly traded guideline companies that are comparable to the reporting units to determine their fair values. The Company utilized enterprise/earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples and enterprise/revenue multiples which averaged 6.0 and 0.5, respectively, for the Health Solutions reporting unit, and 6.8 and 0.4, respectively, for the Infrastructure reporting unit. In addition, the fair value under the guideline public company method included a control premium of 20%, which was determined based on a review of comparable market transactions.

Leidos Holdings, Inc. Annual Report - F-27

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income approach was performed by calculating the fair value based on forecasted future cash flows discounted back to the present value, including significant judgments related to the risk adjusted discount rates, terminal growth rates and weighted-average cost of capital ("WACC"). The projected cash flows were developed by management for planning purposes based on current known business and market conditions as well as future anticipated industry trends. The method included certain cost adjustments that a market participant buyer would not incur to operate the respective reporting units. A terminal value growth rate of 3% and 2% and WACC of 12% and 14% (which includes a specific company risk premium of 2%) were used for the Health Solutions and Infrastructure reporting units, respectively.
Based on the first step of the two-step quantitative goodwill impairment test, the Company determined that the fair values of the Health Solutions and Infrastructure reporting units were 62% and 91% of their carrying values, respectively. Due to the fact that indicators of impairment existed, the second step of the two-step quantitative goodwill impairment test was performed to determine the implied fair value of goodwill and the impairment amount of the respective reporting units.
As a result of the second step evaluation, the Company recorded goodwill impairment charges in the Health Solutions and Infrastructure reporting units of $369 million and $117 million, respectively, for the second quarter ended August 1, 2014, which represents the difference between the carrying value and the implied fair value.
Note 6—Intangible Assets
Intangible assets, including the preliminary fair values of those acquired through the purchase of the IS&GS Business, consisted of the following:

	December 30, 2016			January 1, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Customer relationships	$6	$(5)	$1	$20	$(16)	$4
Software and technology	61	(48)	13	61	(44)	17
Programs and contract intangibles	1,450	(25)	1,425	—	—	—
Backlog	200	(54)	146	—	—	—
Total finite-lived intangible assets	1,717	(132)	1,585	81	(60)	21
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,721	$(132)	$1,589	$85	$(60)	$25
The Company recognized intangible asset impairment charges of $4 million and $41 million for the 11-month period ended January 1, 2016 and fiscal 2015, respectively. There were no intangible asset impairment charges during fiscal 2016. Intangible asset impairment charges were recorded in "Asset impairment charges" in the Company's consolidated statements of income (loss).
The Company determined that certain customer relationship intangible assets associated with Vitalize and maxIT were not recoverable due to lower projected revenue and operating income levels from the associated customers. As a result, the Health and Infrastructure reportable segment recognized impairment charges of $24 million during fiscal 2015 to reduce the carrying value of these intangible assets to their estimated fair values. Additionally, in the 11-month period ended January 1, 2016, the Health and Infrastructure reportable segment recognized an impairment charge of $4 million to write-off the remaining carrying value (with a gross carrying value of $38 million).

Leidos Holdings, Inc. Annual Report - F-28

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that certain intangible assets consisting of software and technology, associated with the acquisition of Reveal Imaging Technologies, Inc. were not recoverable due to lower projected revenue levels from the associated products and customers. As a result, the Health and Infrastructure reportable segment recognized impairment charges of $14 million during fiscal 2015, to reduce the carrying value of these intangible assets to their estimated fair values.
During fiscal 2015, the Company determined that certain intangible assets associated with fuel supply contracts obtained through the Plainfield Renewable Energy Project foreclosure were not recoverable due to changes in the Company's fuel supply strategy and newly identified requirements to operate the plant, which impacted expected benefits from the related fuel supply arrangements. As a result, the Health and Infrastructure reportable segment recognized an impairment charge of $3 million to write-off the carrying value associated with the intangible assets of three fuel supply agreements.
The fair value of the impairment charges described above were estimated using the income approach based on management's forecast of future cash flows to be derived from the assets' use (Level 3).
Amortization expense related to amortizable intangible assets, including the preliminary amortization for acquired IS&GS intangibles, was $84 million, $8 million and $15 million for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively. The acquired programs and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future cash flows on a discounted basis. The acquired backlog intangible asset, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense related to finite-lived intangible assets as of December 30, 2016, is as follows:

Fiscal Year Ending
(in millions)
2017	$277
2018	213
2019	188
2020	165
2021	139
2022 and thereafter	603
$1,585
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects , adjustments to preliminary valuations of intangible assets and other factors.
Note 7—Receivables
The components of receivables, net consisted of the following:

	December 30, 2016	January 1, 2016
	(in millions)
Billed and billable receivables	$847	$715
Unbilled receivables	821	216
Allowance for doubtful accounts	(11)	(10)
	$1,657	$921

Leidos Holdings, Inc. Annual Report - F-29

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the 11-month period ended January 1, 2016, the Company reached an agreement to settle a legal claim related to receivables from one construction project with deferred payment terms that had not been paid in accordance with the initial payment terms established with the customer. As a result of the settlement terms, the Company recorded "Bad debt expense" of $11 million in the Company's consolidated statements of income (loss). During the 11-month period ended January 1, 2016, the Company received a partial payment of $6 million, from the customer. As of January 1, 2016, the remaining receivables balance related to this construction project was immaterial.
Note 8—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 30, 2016	January 1, 2016
	(in millions)
Computers and other equipment	$172	$161
Leasehold improvements	161	149
Buildings and improvements	104	57
Office furniture and fixtures	35	30
Land	57	15
Construction in progress	12	2
	541	414
Less accumulated depreciation and amortization	(282)	(272)
	$259	$142
Depreciation expense was $38 million, $33 million and $47 million for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively. The acquired asset balances related to the Transactions may change upon final valuation, see "Note 2–Acquisitions".
During the 11-month period ended January 1, 2016, the Company amended its sale agreement entered into in 2013 and closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage associated with the Company's former headquarters. The sale resulted in a write-off of $40 million in aggregate net book value of assets disposed, including $29 million for buildings and $10 million attributed to land. See "Note 17—Leases" for further information regarding the sale of the Company's former headquarters.

Leidos Holdings, Inc. Annual Report - F-30

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Composition of Certain Financial Statement Captions
Balance Sheet

	December 30, 2016	January 1, 2016
	(in millions)
Inventory, prepaid expenses and other current assets:
Inventory	$67	$70
Prepaid expenses	90	26
Prepaid income taxes and tax refunds receivable	13	56
Transition costs and project assets	62	26
Pre-contract costs	33	1
Restricted cash	20	17
Short-term notes receivable	3	4
Other	60	16
	$348	$216
Other assets:
Long-term notes receivables	$89	$91
Investment in rabbi trust	48	44
Deferred costs	31	18
Derivatives	29	8
Equity method investments(1)	20	1
Other	48	33
	$265	$195
Accounts payable and accrued liabilities:
Accounts payable	$591	$306
Accrued liabilities	493	318
Collections in excess of revenues and deferred revenue	246	133
Provision for loss contracts	97	4
	$1,427	$761
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$211	$142
Accrued vacation	244	121
Accrued contributions to employee benefit plans	28	5
	$483	$268
Other long-term liabilities:
Deferred compensation	$48	$41
Lease related obligations	37	35
Tax indemnity liability	31	—
Deferred revenue	20	18
Accrued pension liabilities	6	—
Liabilities for uncertain tax positions	5	5
Other	57	50
	$204	$149
(1) Net of $10 million of dividends received during fiscal 2016 from these investments that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report - F-31

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2016 balances include IS&GS as of the date of acquisition on August 16, 2016, and may change upon finalization of the valuation of the acquired assets (see "Note 2 Acquisitions").

Income Statement

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Other (expense) income, net
Loss on foreign currency	$(18)	$—	$(4)
Gain on sale of former headquarters	—	82	—
Other income, net	5	2	9
	$(13)	$84	$5

Note 10—Derivative Instruments and Hedging Activities
The Company manages its risk to changes in interest rates through the use of derivative instruments. The Company does not hold derivative instruments for trading or speculative purposes. For fixed rate borrowings, the Company uses variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. For variable rate borrowings, the Company uses fixed interest rate swaps, effectively converting a portion of the variable rate borrowings to fixed rate borrowings. These swaps are designated as cash flow hedges.
Fair Value Hedges
In September 2014, the Company entered into interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior secured notes maturing in December 2020 (the "Notes"). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
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
Cash Flow Hedges
In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of the Company's variable rate senior secured term loans (the "Variable Rate Loans"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's Variable Rate Loans, which is based on the LIBOR rate. Under the terms of the interest rate swap agreements, which mature in December 2021, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 1.08%. The counterparties to these agreements are financial institutions.

Leidos Holdings, Inc. Annual Report - F-32

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	December 30, 2016	January 1, 2016
		(in millions)
Fair value interest rate swaps	Other assets	$3	$8
Cash flow interest rate swaps	Other assets	26	—
The fair value adjustment to the fair value interest rate swap and the underlying debt was a decrease of $5 million and $9 million for the year ended December 30, 2016, and the 11-month period ended January 1, 2016, respectively.
The effect of the Company's cash flow hedge on other comprehensive income and earnings for the periods presented was as follows:

12 Months Ended
December 30, 2016
(in millions)
Effective portion recognized in other comprehensive income	$22
Effective portion reclassified from accumulated other comprehensive loss to earnings	2
Ineffective portion recognized in earnings	2
The Company expects to reclassify losses of $1 million from accumulated other comprehensive loss into earnings during the next 12 months.
The cash flows associated with both interest rate swaps are classified as operating activities in the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report - F-33

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Debt
Notes Payable and Long-Term Debt
The Company’s notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	December 30, 2016(1)	January 1, 2016(1)
	(dollars in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$451	$455
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	2.86%	3.78%	123	—
$690 million Term Loan A, due August 2021	2.86%	3.42%	676	—
$310 million Term Loan A, due August 2021	2.86%	3.39%	304	—
$1,131 million Term Loan B, due August 2023	3.36%	3.70%	1,110	—
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases due on various dates through fiscal 2020	0%-5.94%	Various	3	6
Total notes payable and long-term debt			3,287	1,081
Less: current portion			62	2
Total notes payable and long-term debt, net of current portion			$3,225	$1,079
Fair value of notes payable and long-term debt			$3,336	$1,060

(1)
The carrying amounts of the notes payable and long-term debt as of December 30, 2016, and January 1, 2016, include the remaining principal outstanding of $3,339 million and $1,087 million, respectively, unamortized debt discounts of $46 million and $5 million, respectively, and deferred debt issuance costs of $9 million and $7 million, respectively.

Senior Secured Notes
As a result of executing the fair value interest swap agreements, the carrying values of the 4.45% senior secured notes at December 30, 2016, and January 1, 2016, included $3 million and $8 million, respectively, of the fair value of interest rate swaps (see "Note 10–Derivative Instruments and Hedging").
During the 11-month period ended January 1, 2016, and fiscal 2015, the Company repurchased in the open market and retired principal amounts of $14 million and $67 million, respectively, on its $300 million 5.95% notes, due December 2040. The Company recorded an immaterial gain and $3 million gain on extinguishment of debt, respectively, as part of the partial repayment of the notes. The gain represents the difference between the repurchase price amounts of $14 million and $64 million, respectively, and the net carrying amount of the notes. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gains on extinguishment of debt in "Other (expense) income, net" in the Company's consolidated statements of income (loss).
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

Leidos Holdings, Inc. Annual Report - F-34

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The interest rate on these new borrowings is determined based on the LIBOR rate plus a margin. The margin for these notes ranges from 1.75% to 2.25%, depending on the Company's senior secured leverage ratio, and is re-determined on a quarterly basis. At December 30, 2016, the current margin on Term Loan A was 2.25%. The stated margin on Term Loan B was 2.75%.
As part of the credit agreements, the Company is required to perform a calculation each quarter that determines the incremental available amount of funds the Company is permitted to use towards investments relating to mergers and acquisitions, investments in joint ventures, repayment of outstanding debt and restricted payments relating to dividends and share repurchases. The incremental available amount is calculated as $35 million plus a portion of certain cash proceeds, multiplied by a percentage tied to the Company's senior secured leverage, which is added to an annual fixed amount of $250 million, as defined in the credit agreements. The constraints associated with use of cash are reduced and/or eliminated based on the Company's total leverage ratio.
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
During fiscal 2016, the Company repaid $275 million of its senior secured $400 million Term Loan A, due August 2019. Associated with this early repayment, $5 million of unamortized debt discount and deferred financing costs were written off and recorded to "Other (expense) income, net" in the Company's consolidated statements of income (loss).
Senior Unsecured Notes
During the 11-month period ended January 1, 2016 and fiscal 2015, the Company repurchased in the open market and retired principal amounts of $23 million and $116 million, respectively, on its $300 million 5.50% notes, due July 2033. The Company recorded a $1 million and $2 million gain on extinguishment of debt, respectively, as part of the partial repayment of the notes. The gains represent the difference between the repurchase price amounts of $22 million and $111 million, respectively, and the net carrying amount of the notes. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gains on extinguishment of debt in "Other (expense) income, net" in the Company's consolidated statements of income (loss).
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
In connection with the new senior secured term loans, the Company recognized $53 million of debt discount and debt issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the term loans. Amortization for the senior secured term loans and notes and unsecured notes was $6 million and $1 million for fiscal 2016 and for the 11-month period ended January 1, 2016, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility (see "Revolving Credit Facility" below) are fully and unconditionally guaranteed by intercompany guarantees. The senior secured term loans and notes and unsecured notes contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of December 30, 2016.

Leidos Holdings, Inc. Annual Report - F-35

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of notes payable and long-term debt are as follows:

Fiscal Year Ending
(in millions)
2017	$62
2018	82
2019	190
2020	593
2021	711
2022 and thereafter	1,704
Total principal payments	3,342
Less: unamortized debt discount and issuance costs	55
$3,287
Revolving Credit Facility
On August 16, 2016, Leidos, Inc. entered into a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2021. Leidos, Inc. recognized $15 million of origination costs related to the new credit facility, which were capitalized within "Other assets" in the consolidated balance sheets. During fiscal 2016, there were no borrowings under the new credit facility.
The new credit facility replaced the previous $500 million credit facility that was set to expire in March 2018. The remaining deferred costs associated with the former credit facility that were written-off during fiscal 2016 were immaterial. During the 11-month period ended January 1, 2016, there were no borrowings under the former credit facility.
The credit agreements contain certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants define the debt-to-EBITDA ratio that the Company needs to maintain at the end of each quarter. The Company maintains a ratio of total senior secured debt, including borrowings under this credit facility, to the trailing four quarters of EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.75 prior to February 16, 2018, 4.25 from February 16, 2018, to February 16, 2019, and 3.75 thereafter. The Company was in compliance with these financial covenants as of December 30, 2016.
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

Leidos Holdings, Inc. Annual Report - F-36

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign currency translation adjustments	Unrecognized net (loss) income on derivative instruments	Pension liability adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at January 31, 2014	$2	$(5)	$(3)	$(6)
Other comprehensive loss	(1)	—	(4)	(5)
Balance at January 30, 2015	1	(5)	(7)	(11)
Other comprehensive (loss) income	(1)	1	3	3
Balance at January 1, 2016	—	(4)	(4)	(8)
Other comprehensive (loss) income	(7)	16	3	12
Reclassification from accumulated other comprehensive loss	—	(2)	(6)	(8)
Balance at December 30, 2016	$(7)	$10	$(7)	$(4)
Reclassifications for unrecognized gain (loss) on derivative instruments associated with outstanding debt are recorded in "Interest expense" in the Company's consolidated statements of income (loss). Reclassifications for pension liability adjustments are recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income (loss).
Note 13—Earnings (Loss) Per Share ("EPS")
Basic EPS is computed by dividing income (loss) attributable to Leidos stockholders by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
The Company issues unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are dilutive common share equivalents subject to the treasury stock method.

Leidos Holdings, Inc. Annual Report - F-37

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted EPS attributable to Leidos stockholders for the years presented was as follows:

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
Basic:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.39	$3.33	$(4.36)	$(4.46)
Discontinued operations, net of taxes	—	(0.01)	(0.15)	0.10
Net income (loss) attributable to Leidos common stockholders	$2.39	$3.32	$(4.51)	$(4.36)
Diluted:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.35	$3.28	$(4.36)	$(4.46)
Discontinued operations, net of taxes	—	(0.01)	(0.15)	0.10
Net income (loss) attributable to Leidos common stockholders	$2.35	$3.27	$(4.51)	$(4.36)
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions)
Basic weighted average number of shares outstanding	102	73	74	74
Dilutive common share equivalents—stock options and other stock awards	2	1	—	—
Diluted weighted average number of shares outstanding	104	74	74	74
The following anti-dilutive stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS for the years presented:

	11 Months Ended		12 Months Ended
	January 1, 2016	January 2, 2015	January 30, 2015
		(unaudited)
	(in millions)
Stock options excluded	1	4	4
Vesting stock awards excluded	—	3	3
In fiscal 2016, the anti-dilutive stock-based awards that were excluded from the weighted average number of shares outstanding used to compute basic and diluted EPS, including stock options and vesting stock awards, were immaterial. For the 11-month period ended January 2, 2015, and fiscal 2015, all outstanding common stock equivalents were excluded in the computation of diluted income (loss) per share because their effect would have been anti-dilutive due to the net loss for the periods.

Leidos Holdings, Inc. Annual Report - F-38

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share repurchases
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
In fiscal 2015, the Company entered into an ASR agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $200 million. The Company paid $200 million to the financial institution and received an initial delivery of 4.5 million shares of its outstanding shares of common stock for an aggregate value of $168 million. The final delivery consisted of approximately 0.8 million shares for a total value of $32 million under the program and was completed in fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution was adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
In fiscal 2014, the Company entered into an ASR agreement with a financial institution to repurchase shares of its outstanding common stock for an aggregate purchase price of $300 million. The final delivery of approximately 1.0 million shares for a total value of $45 million under the program was completed during the first quarter of fiscal 2015. The purchase was allocated between additional paid in capital and retained earnings. All shares delivered were immediately retired. The total amount of shares delivered by the financial institution was adjusted by the volume weighted average price of the Company's stock over the valuation period specified in the ASR.
The delivery of 2.4 million and 6.3 million shares of Leidos common stock related to ASR purchases for the 11-month period ended January 1, 2016 and fiscal 2015, respectively, reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS for those periods presented. There were no ASR agreements entered into during fiscal 2016.
Note 14—Stock-Based Compensation
Plan Summaries
As of December 30, 2016, the Company had stock-based compensation awards outstanding under the following plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). Leidos issues new shares upon the issuance of stock awards, vesting of stock units or exercise of stock options under these plans.
The 2006 Equity Incentive Plan provides the Company’s and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of December 30, 2016, the Company has issued stock options, restricted stock awards including restricted stock units, performance-based awards and cash awards under this plan. Stock awards granted under the plan prior to fiscal 2015 generally vest or become exercisable 20% a year for the first three years and 40% in the fourth year. In fiscal 2015, the Company began granting awards that generally vest or become exercisable 25% a year over four years. As of December 30, 2016, 5.8 million shares of Leidos' stock were reserved for future issuance under the 2006 Equity Incentive Plan.
The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. These plans provide for restricted share units to eligible employees. Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding shares to the plans' participants. The fair value of the awards granted under the Stock Compensation Plans, which are vesting share unit awards, is based on the fair value of the award on the date of grant. Compensation expense is measured at grant date and generally recognized over the vesting period of four years. Awards granted vest 100% after four years following the date of the award. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

Leidos Holdings, Inc. Annual Report - F-39

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an ESPP which allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, the discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. There are 5 million shares reserved under the Company's Amended and Restated 2006 ESPP, which is subject to stockholder approval at the 2017 annual meeting of stockholders.
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Total stock-based compensation expense	$35	$30	$42
Tax benefits recognized from stock-based compensation	$14	$12	$16
Stock Options
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
During fiscal 2015, the expected term for all stock option awards granted was derived utilizing the "simplified" method due to the lack of historical experience post separation of New SAIC and expected volatility was estimated as of each grant date during fiscal 2015 based on a weighted average historical volatility of a group of publicly-traded peer companies for a period consistent with the expected option term due to lack of historical volatility after the spin-off of New SAIC in fiscal 2014. During the 11-month period ended January 1, 2016, the expected volatility was estimated using a blended volatility method for a period consistent with the expected term based more significantly on the weighted average historical volatility of a group of publicly-traded peer companies and the weighted average implied volatility from traded options on Leidos stock for a time period prior to the grant date.
During fiscal 2016, expected volatility was based on using a blended approach, which included weighted average historical volatility of a group of publicly-traded peer companies, weighted average historical volatility of the Company and the weighted average implied volatility. The Company will continue to use peer group volatility information, until sufficient historical volatility of the Company's common stock is relevant, to measure expected volatility for future option grants. The expected volatility increased from pre-acquisition to post-acquisition of the IS&GS Business in fiscal 2016 due to a higher allocation of peer group volatility used post-acquisition compared to a higher allocation of historical volatility used pre-acquisition. The post-acquisition volatility reflected an updated peer group mix.
The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. The dividend yield increased from pre-acquisition to post-acquisition due to historical stock price fluctuations. The Company uses historical data to estimate forfeitures and was derived in the same manner as in the prior years presented.

Leidos Holdings, Inc. Annual Report - F-40

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were as follows:

	12 Months Ended		11 Months Ended	12 Months Ended
	December 30, 2016 (Grants after acquisition)	December 30, 2016 (Grants before acquisition)	January 1, 2016	January 30, 2015
Weighted average grant-date fair value	$10.33	$9.54	$6.72	$6.15
Expected term (in years)	4.7	4.8	4.7	4.7
Expected volatility	37.9%	29.9%	24.5%	25.1%
Risk-free interest rate	1.2%	1.3%	1.4%	1.6%
Dividend yield	2.7%	2.5%	2.9%	2.9%
Special Dividend Adjustment
As a result of the payment of the special cash dividend to Leidos stockholders in August 2016, Leidos modified all outstanding stock options to preserve their original grant date fair value. The modifications resulted in a reduction in the strike prices of the outstanding stock options by a factor of 0.74 and an increase in the number of shares issuable upon the exercise of each option by a factor of 1.35 between the pre-modification stock price and post-modification stock price. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. The modifications resulted in an increase in options outstanding by 0.9 million. The special dividend declared was $993 million. As a result of the special dividend declaration, the Company accrued $29 million of dividend equivalents with respect to outstanding equity awards. The transactions associated with the special cash dividend were recorded to "Additional paid-in capital" in the consolidated balance sheets.
Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2014	4.5	$40.32	3.8	$25
Options granted	0.7	37.25
Options forfeited or expired	(1.5)	43.90
Options exercised	(0.1)	34.89		1
Outstanding at January 30, 2015	3.6	$38.50	4.0	$14
Options granted	0.6	42.64
Options forfeited or expired	(0.9)	42.03
Options exercised	(0.9)	38.53		9
Outstanding at January 1, 2016	2.4	$38.21	4.5	$43
Options granted	0.6	43.56
Special dividend adjustments	0.9
Options forfeited or expired	(0.2)	34.98
Options exercised	(0.4)	34.11		5
Outstanding at December 30, 2016	3.3	29.77	4.1	70
Exercisable at December 30, 2016	1.6	$28.19	3.1	$37
Vested and expected to vest in the future as of December 30, 2016	3.1	$29.58	4.1	$67
As of December 30, 2016, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

Leidos Holdings, Inc. Annual Report - F-41

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	12 Months Ended	11 Months Ended
	December 30, 2016	January 1, 2016
	(in millions)
Tax benefits from stock options exercised	$1	$1
Fair value of stock surrendered in payment of the exercise price for stock options exercised	$4	$3
The tax benefits from stock options exercised and fair value of stock surrendered in payment of the exercise price for stock options exercised during fiscal 2015 were immaterial. Cash received from exercises of stock options in fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were immaterial.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years based upon required service conditions and in some cases revenue-based performance conditions.
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
Restricted stock units and award activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2014	3.7	$39.58
Awards granted	0.8	37.06
Awards forfeited	(0.5)	39.05
Awards vested	(1.0)	41.08
Unvested stock awards at January 30, 2015	3.0	$38.51
Awards granted	0.5	42.95
Awards forfeited	(0.4)	40.10
Awards vested	(0.8)	40.05
Unvested stock awards at January 1, 2016	2.3	$38.97
Awards granted	1.5	41.45
Awards forfeited	(0.2)	40.88
Awards vested	(1.1)	38.91
Unvested stock awards at December 30, 2016	2.5	$40.39
As of December 30, 2016, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of vesting stock awards that vested in fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 was $43 million, $29 million and $34 million, respectively.

Leidos Holdings, Inc. Annual Report - F-42

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Stock Awards
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
For the fiscal 2015 awards granted, one-third of the target number of shares of stock granted under the awards will be allocated to each fiscal year over the three-year performance period and the actual number of shares to be issued with respect to each fiscal year will be based upon the achievement of that fiscal year's performance criteria. For awards granted during fiscal 2016 and the 11-month period ended January 1, 2016, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle’s performance criteria. Also, during fiscal 2016 and the 11-month period ended January 1, 2016, the Company granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards		Weighted average grant- date fair value
	(in millions)
Unvested at January 31, 2014	0.1	*	$36.65	*
Awards granted	0.1		37.64
Awards vested	(0.1)		36.69
Unvested at January 30, 2015	0.1		$37.70
Awards granted	0.2		44.30
Awards forfeited	(0.1)		43.49
Unvested at January 1, 2016	0.2		$43.35
Awards granted	0.2		45.62
Unvested at December 30, 2016	0.4		$44.44
*Adjusted for Conversion Ratio of 1.4523 in connection with the spin-off of New SAIC in September 2013
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 was $45.83, $43.78 and $36.88, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2016 and the 11-month period ended January 1, 2016, was $45.80 and $45.00, respectively, and was calculated using the Monte Carlo simulation. The Monte Carlo simulation in fiscal 2016 used various assumptions including expected volatility of 31.73%, a risk free rate of return of 1.01% and a weighted average grant date stock price of $46.54. For the 11-month period ended January 1, 2016, the Monte Carlo simulation used various assumptions including expected volatility of 27.67%, a risk free rate of return of 0.82% and a weighted average grant date stock price of $42.61.
As of December 30, 2016, there was $7 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under the 2006 Equity Incentive Plan, which is expected to be recognized over a weighted average period of 1.6 years. There were no performance-based stock awards that vested in fiscal 2016 and the 11-month period ended January 1, 2016. The fair value of performance-based stock awards that vested in fiscal 2015 was $2 million.

Leidos Holdings, Inc. Annual Report - F-43

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Income Taxes
The majority of the Company’s income from continuing operations before income taxes for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 was earned in the United States. The provision for income taxes related to continuing operations for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 included the following:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Current:
Federal and foreign	$88	$71	$16
State	16	14	(6)
Deferred:
Federal and foreign	(29)	20	26
State	(3)	7	11
Total	$72	$112	$47
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$111	$124	$(99)
State income taxes, net of federal tax benefit	8	14	3
Taxable conversion of subsidiary	—	—	(116)
Change in valuation allowance for deferred tax assets	(8)	(21)	105
Change in accruals for uncertain tax positions	1	(4)	2
Research and development credits	(4)	(4)	(4)
Dividends paid to employee stock ownership plan	(38)	(3)	(4)
Capitalized transaction costs	7	—	—
Excess tax benefits from stock-based compensation	(8)	—	—
Non-deductible goodwill	—	—	156
Other	3	6	4
Total	$72	$112	$47
Effective income tax rate	22.6%	31.5%	(16.6)%

The Company's effective tax rate for fiscal 2016 was favorably impacted by the tax deductibility of the special cash dividend, related to the Transactions described in “Note 2 - Acquisitions”, on shares held by the Leidos retirement plan, the income tax benefits of the research tax credit and the excess tax benefits related to employee stock-based payment transactions, partially offset by the impact of certain capitalized transactions costs related to the Transactions.

Leidos Holdings, Inc. Annual Report - F-44

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax (liabilities) assets were comprised of the following:

	December 30, 2016	January 1, 2016
	(in millions)
Accrued vacation and bonuses	$89	$45
Investments	3	3
Deferred compensation	38	39
Vesting stock awards	23	21
Credits and net operating losses carryovers	35	15
Employee benefit contributions	3	—
Capital loss carryover	81	91
Reserves	103	31
Deferred rent and tenant allowances	16	14
Other	17	13
Total deferred tax assets	408	272
Valuation allowance	(102)	(102)
Deferred tax assets, net of valuation allowance	306	170

Deferred revenue	(42)	(36)
Fixed asset basis differences	(11)	(1)
Purchased intangible assets	(748)	(138)
Partnership interest	(14)	(11)
Employee benefit contributions	—	(1)
Other	(15)	(9)
Total deferred tax liabilities	(830)	(196)
Net deferred tax liabilities	$(524)	$(26)

Leidos Holdings, Inc. Annual Report - F-45

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax (liabilities) assets were as follows:

	December 30, 2016	January 1, 2016
	(in millions)
Net non-current deferred tax assets	$16	$8
Net non-current deferred tax liabilities	(540)	(34)
Total net deferred tax liabilities	$(524)	$(26)
Fiscal 2016 balances include IS&GS as of the date of acquisition on August 16, 2016, and may change upon finalization of the valuation of the acquired assets (see "Note 2 - Acquisitions").
At December 30, 2016, the Company had $26 million of federal net operating loss ("NOL") carryforwards and $184 million of state net operating losses, which will begin to expire in calendar year 2018. The Company also has $12 million of state tax credits, which will begin to expire in calendar year 2018. The Company expects to utilize $6 million and $69 million of these state tax credits and state net operating losses, respectively. The company also had foreign net operating losses of $38 million. The majority of the NOLs were acquired in the Transactions.
As of December 30, 2016, the Company had a capital loss carryforward of $206 million, $68 million of which will expire in 2018. The Company does not believe it will be able to generate capital gains to realize the benefit from the capital loss carryforward. As a result, a full valuation allowance has been provided as of December 30, 2016.
The Company’s unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Unrecognized tax benefits at beginning of year	$11	$17	$14
Additions for tax positions related to current year	1	5	2
Additions for tax positions related to prior years	4	4	11
Reductions for tax positions related to prior years	(7)	(15)	(5)
Settlements with taxing authorities	—	—	(1)
Lapse of statute of limitations	—	—	(4)
Unrecognized tax benefits at end of year	$9	$11	$17
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$4	$7	$5
In fiscal 2016, The Company's unrecognized tax benefits decreased primarily due to the resolution of the uncertain characterization of certain gains and state claims with the tax authorities, partially offset by an increase due to additional state and foreign items.
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
At December 30, 2016, January 1, 2016, and January 30, 2015, accrued interest and penalties totaled $1 million, $1 million and $2 million, respectively. A negligible amount of interest and penalties were recognized in the Company's consolidated statements of income (loss) in fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015.

Leidos Holdings, Inc. Annual Report - F-46

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 30, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $10 million, $5 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At January 1, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $12 million, $5 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At January 30, 2015, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $19 million, $6 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets.
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process, a real-time audit of the Company’s consolidated federal corporate income tax return. The IRS has examined the Company’s consolidated federal income tax returns through the 11-month period ended January 1, 2016. With a few exceptions, as of December 30, 2016, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2014.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $4 million of the Company’s unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 16—Retirement Plans
Defined Contribution Plans
The Company sponsors several defined contribution plans, including the Leidos, Inc. Retirement Plan which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate, and the Leidos, Inc. Retirement Plan for Former IS&GS Employees. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions were $68 million, $56 million and $62 million for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015, respectively.
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
The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and investments. The Company maintains a rabbi trust for the purpose of funding benefit payments to the KDP participants. Participants may allocate deferred cash bonus amounts into a variety of designated investment options, with gains and losses based on the elected investment option performance. Under the KESDP, eligible participants may also elect to defer in share units all or a portion of certain cash bonuses and stock awards granted under the 2006 Equity Incentive Plan (see "Note 14 Stock-Based Compensation"). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP participants. Deferred balances in the KDP and KESDP plans are paid upon retirement, termination, or the elected in-service date.
The Company sponsors a 401(k) Excess Deferral Plan ("Excess Plan") for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the IRS contribution limit imposed on the Leidos, Inc. Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the Leidos, Inc. Retirement Plan due to the participant’s deferral of salary into the Excess Plan which are included in the contributions expensed amount for defined contributions plans. This plan was frozen effective December 31, 2016.

Leidos Holdings, Inc. Annual Report - F-47

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans
The Company sponsors a defined benefit pension plan in the United Kingdom for plan participants that primarily performed services on an expired customer contract. While benefits under the plan are frozen, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining immaterial components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
The projected benefit obligation as of December 30, 2016, and January 1, 2016, was $115 million and $106 million, respectively. The increase in the projected benefit obligation was primarily due to a lower discount rate, partially offset by the impact of a stronger U.S. dollar.
The fair value of plan assets as of December 30, 2016, and January 1, 2016, was $109 million and $108 million, respectively. The plan funding status was underfunded $6 million and overfunded $2 million as of December 30, 2016, and January 1, 2016, respectively.
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
Note 17—Leases
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment related to continuing operations for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Gross rental expense	$107	$83	$107
Less: sublease income	(2)	(8)	(9)
Net rental expense	$105	$75	$98

Leidos Holdings, Inc. Annual Report - F-48

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 30, 2016, are as follows:

Fiscal Year Ending	Operating lease commitment	Sublease receipts
	(in millions)
2017	$142	$4
2018	106	2
2019	83	1
2020	58	1
2021	41	1
2022 and thereafter	92	—
Total	$522	$9
As of December 30, 2016, the Company had capital lease obligations of $3 million that are payable over the next three years (see "Note 11—Debt").
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
On August 31, 2015, the Company entered into an amendment to the original purchase and sale agreement and subsequently, in December 2015, closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage for a net purchase consideration of $95 million. The closing consideration consisted of a cash payment of $75 million and a promissory note (the "Note") of $20 million, net of discount of $5 million. The proceeds of $95 million resulted in a gain of $82 million due to 1) the write-off of the financing note payable of $35 million and other long-term liabilities of $5 million from the 2013 Sale; 2) offset by the write-off of $40 million in aggregate net book value of property disposed, which includes amounts related to the disposal of the third office building sold during the 2013 Sale; and 3) payments for a lease termination fee of $8 million to terminate the financing leaseback agreement and transaction and selling costs of $5 million. The gain was recorded in "Other (expense) income, net" in the Company's consolidated statements of income (loss).
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

Leidos Holdings, Inc. Annual Report - F-49

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash investing and financing activities, for fiscal 2016, the 11-month periods ended January 1, 2016, and January 2, 2015, and fiscal 2015 was as follows:

	12 Months Ended	11 Months Ended		12 Months Ended
	December 30, 2016	January 1, 2016	January 2, 2015	January 30, 2015
			(unaudited)
	(in millions)
Dividends declared and other	$21	$2	$25	$—
Capital lease obligations	$—	$6	$—	$—
Promissory note, net received for disposition of business	$—	$72	$—	$—
Promissory note, net received from a real estate sale	$—	$20	$—	$—
Stock issued for acquisition of the IS&GS Business	$2,938	$—	$—	$—
Cash paid for interest	$90	$50	$74	$74
Cash paid for income taxes, net of refunds (including discontinued operations)	$47	$31	$22	$55
Note 19—Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company has the following reportable segments: National Security Solutions ("NSS"), Information Systems & Global Solutions ("IS&GS"), Health and Infrastructure ("HIS") and Corporate and Other.
During fiscal 2016, the Company completed its acquisition of Lockheed Martin's IS&GS Business (see "Note 2–Acquisitions"). The acquired IS&GS Business was identified as a new operating and reportable segment.
In fiscal 2016, the Company sold its design, build and heavy construction engineering business (see "Note 3–Divestitures"). Consequently, the reportable segment of Health and Engineering was renamed as Health and Infrastructure.
National Security Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of the Company's customers in areas of intelligence surveillance and reconnaissance, integrated systems and cybersecurity and global services. National Security Solutions provides a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, DHS, government agencies of U.S. allies abroad and other federal, civilian, and commercial customers in the national security industry. The Company's solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Information Systems & Global Solutions business focuses on being a leading provider of information technology ("IT"), management and engineering services to civil, defense and intelligence agencies of the U.S. Government. The Company's major customers within the U.S. Government include the DHS, the Department of the Treasury, DoD and the branches of the U.S. military. Various international customers are primarily located in the United Kingdom, the Middle East and Australia.

Leidos Holdings, Inc. Annual Report - F-50

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Health and Infrastructure businesses capitalize on the Company's knowledge and experience in technology and innovation. Major customers of Health and Infrastructure primarily include the U.S. federal government, state and local governmental agencies, foreign governments, healthcare providers and commercial enterprises in various industries. The Health business provides services and solutions to commercial hospitals, the DOD and other U.S. Government agencies focused on information technology and behavioral health and life sciences offerings. The healthcare business is focused on the overall availability and quality of electronic health data, clinical care optimization, and life sciences research and development that ultimately improves the quality of care while lowering cost for the Company's customers. The Infrastructure business is focused on seamlessly integrating and protecting physical, digital and data domains. By applying leading science and the right technologies and business acumen, the Company's forward thinkers are helping customers maximize their performance and take on the connected world with data-driven insights, improved efficiencies and technology advantages.
Corporate and Other includes the operations of the Company’s internal real estate management subsidiary, various corporate activities, certain corporate expense items that are not reimbursed by the Company’s U.S. Government customers and certain other revenue and expense items.
The following tables summarize business segment information for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
	(in millions)
Revenues:
National Security Solutions	$3,610	$3,210	$3,594
Information Systems & Global Solutions	1,971	—	—
Health and Infrastructure	1,463	1,496	1,485
Corporate and Other	(1)	6	(16)
Total revenues	$7,043	$4,712	$5,063
Operating income (loss):
National Security Solutions	292	263	286
Operating income margin	8.1%	8.2%	8.0%
Information Systems & Global Solutions	114	—	—
Operating income margin	5.8%	—%	—%
Health and Infrastructure	162	76	(472)
Operating income (loss) margin	11.1%	5.1%	(31.8)%
Corporate and Other	(151)	(19)	(28)
Total operating income (loss)	$417	$320	$(214)
Operating income (loss) margin	5.9%	6.8%	(4.2)%
Amortization of intangible assets:
Information Systems & Global Solutions	79	—	—
Health and Infrastructure	5	8	15
Total amortization of intangible assets	$84	$8	$15
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

Leidos Holdings, Inc. Annual Report - F-51

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company's revenues and tangible long-lived assets are generated by or located in the United States. As such, the financial information by geographic location is not presented.
The Company's revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the years for fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015 were as follows:

	12 Months Ended	11 Months Ended	12 Months Ended
	December 30, 2016	January 1, 2016	January 30, 2015
U.S. Government	81%	76%	79%
U.S. DoD	56%	64%	67%
U.S. Army	14%	14%	16%
Maryland Procurement Office	7%	10%	10%
Note 20—Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision of the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by DoE for the performance of IT services by Lockheed Martin Services, Inc. (“LMSI”) under a subcontract to MSA constituted alleged affiliate fees in violation of the Federal Acquisition Regulation (the "FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. At the same time, the contracting officer advised MSA that he would not approve certain provisional fee payments to MSA pending resolution of the matters set forth in his decision. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. Government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. In addition, the U.S. Attorney’s office has advised that a parallel criminal investigation is open, although no subjects or targets of the investigation have been identified.
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At December 30, 2016, the Company recorded a liability of $39 million and an indemnification asset of $1 million in the consolidated balance sheets.
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

Leidos Holdings, Inc. Annual Report - F-52

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law, and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015, to the United States Court of Appeals for the Ninth Circuit, and oral arguments are scheduled for April 17, 2017.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In re SAIC, Inc. Securities Litigation. The consolidated securities complaint names as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president, and the former program manager on the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime") and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007, through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income, and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying the Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs moved to vacate the District Court's judgment or obtain relief from the judgment and for leave to file an amended complaint. On September 30, 2014, the District Court denied plaintiff's motions. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit. On March 29, 2016, the Second Circuit issued an opinion affirming in part, and vacating in part, the District Court's ruling. In particular, the Second Circuit held that the plaintiffs should be permitted to pursue omissions claims against the Company with respect to the annual report the Company filed on Form 10-K on March 25, 2011; the Second Circuit affirmed dismissal of all other claims, including all the claims against the individual defendants. The Company petitioned the Second Circuit on April 12, 2016, to rehear the appeal, which was denied on August 2, 2016. The Company has filed a petition to appeal to the U.S. Supreme Court. Meanwhile, the case remains before the District Court for further proceedings on plaintiffs' claim. On September 23, 2016, the District Court issued an order clarifying that the applicable class period relating to the March 2011 Form 10-K ends on June 2, 2011, not September 1, 2011 as plaintiffs argued.  The plaintiffs filed a motion on October 7, 2016 for reconsideration of the Court’s order, which the Court denied.
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
In November 2008, the Customer accepted the System in writing pursuant to the requirements of the contract. At the time, the Customer determined that the System substantially complied with the terms of the contract and accepted the System with certain alleged minor omissions and deviations. Upon System acceptance, the Company invoiced the Customer for $14 million, representing the undisputed portion of the contract balance owed to the Company. The Customer has not paid this final invoice.

Leidos Holdings, Inc. Annual Report - F-53

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for $41 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company appealed the annulment decision to the Supreme Court of Greece in January 2015 to have the arbitral award reinstated. On September 22, 2016, the Supreme Court of Greece issued a written decision upholding the Company’s appeal and remanding the case back to the appeals court for further proceedings consistent with the Supreme Court’s decision. The court of appeals court date is scheduled for November 16, 2017. Meanwhile, the Company continues to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. On January 5, 2017, the U.S. District Court entered an order granting the Company's petition to enforce the arbitration award and entering judgment in the Company's favor.
Financial Status and Contingencies. As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract during fiscal 2016, the 11-month period ended January 1, 2016, and fiscal 2015. Prior to fiscal 2015, the Company recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award. As of December 30, 2016, the Company's net balance sheet exposure for the Greek contract was $1 million.
The Company has $26 million for value added tax ("VAT") included in the arbitration claim of which this amount was substantially awarded in the arbitral award. The Company has paid a certain amount of VAT and believes it is entitled to recover either as a payment from the arbitral award or as a refund from the taxing authorities. This amount paid is recorded as a receivable as of December 30, 2016, and is part of the net balance sheet exposure. If the Customer fails to pay the outstanding VAT amounts through the arbitral award or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of December 30, 2016, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $20 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $17 million as of December 30, 2016, of which $15 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Leidos Holdings, Inc. Annual Report - F-54

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Other Commitments and Contingencies
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
On December 17, 2014, VirnetX settled a separate patent infringement dispute with Microsoft Corporation, with those parties executing an Amended Settlement and License Agreement. This agreement amended and restated certain terms of the original Settlement and License Agreement, dated May 14, 2010, between VirnetX and Microsoft. Under the terms of the amended agreement, Microsoft agreed to pay $23 million to VirnetX to settle the patent dispute and expand Microsoft's license. Under its agreements with VirnetX, the Company received proceeds of $10 million in the 11-month period ended January 1, 2016, from VirnetX's settlement with Microsoft and VirnetX's settlement of a previous litigation matter against various defendants, including Mitel, Siemens and Avaya. Pursuant to the agreements with VirnetX, the amount received by the Company includes reimbursement for attorney's fees and costs incurred by the Company in connection with these litigation matters. In addition, the Company is required to pay a royalty on the proceeds received to the customer who paid for the development of the technology.
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
The Company does not have any material assets or liabilities recorded in connection with this matter as of December 30, 2016.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state, and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material adverse effect on the Company's business, financial position, results of operations, and cash flows due to its reliance on government contracts.
As of December 30, 2016, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Leidos, Inc.'s indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to and including fiscal 2012 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.

Leidos Holdings, Inc. Annual Report - F-55

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Letters of Credit, Surety Bonds and Third-Party Guarantees
The Company has outstanding letters of credit of $71 million as of December 30, 2016, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $131 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next four fiscal years.
Additionally, the Company has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. As of December 30, 2016, the Company is not aware of any existing event of default that would require it to satisfy any of these guarantees.
Other
The Company maintains self-insured medical and workers compensation insurance plans. The Company provided estimated accruals for claims incurred but not yet reported for both these plans totaling $27 million and $16 million as of December 30, 2016, and January 1, 2016, respectively.
Note 22—Selected Quarterly Financial Data (Unaudited)
Selected financial data (unaudited) for each quarter of fiscal 2016 (January 2, 2016, through December 30, 2016) and calendar 2015 (January 3, 2015, through January 1, 2016), respectively, is presented in the table below:

	Three Months Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
	(in millions, except per share amounts)
Fiscal 2016 (1)
Revenues	$1,312	$1,288	$1,868	$2,575
Operating income	$89	$75	$101	$152
Income from continuing operations (2)	$53	$41	$92	$60
Net income (2)	$53	$41	$92	$60
Net income attributable to Leidos common stockholders	$53	$41	$91	$59
Basic earnings per share attributable to Leidos common stockholders (3)	$0.74	$0.56	$0.81	$0.39
Diluted earnings per share attributable to Leidos common stockholders (3)	$0.72	$0.55	$0.80	$0.39
	Three Months Ended
	April 3, 2015	July 3, 2015	October 2, 2015	January 1, 2016
	(in millions, except per share amounts)
Calendar 2015 (4)(5)
Revenues	$1,246	$1,257	$1,302	$1,281
Operating income	$38	$64	$94	$102
Income from continuing operations	$23	$37	$49	$127
Income from discontinued operations	$18	$—	$—	$—
Net income	$41	$37	$49	$127
Basic earnings per share (3)	$0.32	$0.51	$0.68	$1.76
Diluted earnings per share (3)	$0.31	$0.50	$0.67	$1.72

Leidos Holdings, Inc. Annual Report - F-56

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Includes the results of the IS&GS Business acquired on August 16, 2016. Additionally, the fiscal 2016 quarterly results include acquisition and integration costs of $9 million, $15 million, $44 million, and $22 million in the first, second, third, and fourth quarter, respectively, and restructuring expenses of $1 million, $5 million, and $8 million in the second, third, and fourth quarter, respectively.

(2)
Due to the adoption of ASU 2016-09 in the second quarter of fiscal 2016, the Company recognized a $4 million, $3 million and $1 million discrete tax benefit for the first, second and third quarter, respectively, of fiscal 2016.

(3)	Earnings per share from continuing operations are computed independently for each of the quarters presented and therefore may not sum to the total for fiscal 2016 and calendar 2015.

(4)
On March 20, 2015, the Board of Directors approved the amendment and restatement of the bylaws of Leidos to change Leidos' year end from the Friday nearest the end of January to the Friday nearest the end of December. In the first quarter of calendar 2015, the Company began reporting financial results on the basis of the new fiscal year end. The results for the month of January 2015, which are included in the audited results for fiscal 2015, were also included in the reported first quarter of calendar 2015. However, the results for the month of January 2015 are not included in the results for the 11-month period ended January 1, 2016. As a result, the four quarters of calendar 2015 are not additive to the 11-month period ended January 1, 2016.

(5)
Calendar 2015 quarterly results include tangible asset impairment charges of $40 million and $29 million in the first and second quarter, respectively, intangible asset impairment charges of $4 million in the third quarter and an $82 million gain on a real estate sale in the fourth quarter. The first quarter impairment charge occurred during January 2015 and is included in both the first quarter of calendar 2015 and the Company's fiscal 2015 results.

Note 23—Subsequent Events
In February 2017, Leidos repriced the Company's senior secured $1.1 billion Term Loan B, due August 2023. As a result, the stated margin on Term Loan B was reduced by 50 basis points to 2.25% and the six month call provision was extended an additional six months. The repricing of the term loan became effective on February 16, 2017.

Leidos Holdings, Inc. Annual Report - F-57