Form 10-Q
period 2017-03-31
Leidos Holdings, Inc.
filed 2017-05-05
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of April 25, 2017, was 151,033,623 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 30, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$206	$376
Receivables, net	1,841	1,657
Inventory, prepaid expenses and other current assets	348	348
Total current assets	2,395	2,381
Property, plant and equipment, net	238	259
Intangible assets, net	1,520	1,589
Goodwill	4,619	4,622
Deferred tax assets	15	16
Other assets	353	265
	$9,140	$9,132
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$592	$591
Accrued liabilities	837	836
Accrued payroll and employee benefits	396	483
Dividends payable	21	23
Income taxes payable	53	21
Notes payable and long-term debt, current portion	84	62
Total current liabilities	1,983	2,016
Notes payable and long-term debt, net of current portion	3,188	3,225
Deferred tax liabilities	564	540
Other long-term liabilities	217	204
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 151 million and 150 million shares issued and outstanding at March 31, 2017 and December 30, 2016, respectively	—	—
Additional paid-in capital	3,323	3,316
Accumulated deficit	(154)	(177)
Accumulated other comprehensive income (loss)	8	(4)
Total Leidos stockholders’ equity	3,177	3,135
Non-controlling interest	11	12
Total equity	3,188	3,147
	$9,140	$9,132

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions, except per share amounts)
Revenues	$2,580	$1,312
Cost of revenues	2,270	1,154
Selling, general and administrative expenses	144	60
Acquisition and integration costs	19	9
Restructuring expenses	13	—
Equity earnings of non-consolidated subsidiaries	(7)	—
Operating income	141	89
Interest income	2	3
Interest expense	(38)	(14)
Other income, net	3	—
Income from continuing operations before income taxes	108	78
Income tax expense	(34)	(25)
Net income	74	53
Less: net income attributable to non-controlling interest, net of taxes	2	—
Net income attributable to Leidos common stockholders	$72	$53
Earnings per share:
Basic	$0.48	$0.74
Diluted	0.47	0.72

Cash dividends declared per share	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Net income	$74	$53
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	11	2
Unrecognized gain on derivative instruments	1	—
Total other comprehensive income, net of taxes	12	2
Comprehensive income	86	55
Less: comprehensive income attributable to non-controlling interest, net of taxes	2	—
Comprehensive income attributable to Leidos common stockholders	$84	$55

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Cash flows from operations:
Net income	$74	$53
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	82	8
Stock-based compensation	10	8
Other	2	2
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(190)	(48)
Inventory, prepaid expenses and other current assets	6	(11)
Accounts payable and accrued liabilities	(37)	18
Accrued payroll and employee benefits	(86)	(51)
Deferred income taxes and income taxes receivable/payable	31	9
Other long-term assets/liabilities	20	(2)
Total cash flows used in operating activities of continuing operations	(88)	(14)
Cash flows from investing activities:
Payments for property, plant and equipment	(7)	(4)
Proceeds from collections on promissory note	2	—
Net proceeds from sale of assets	—	3
Total cash flows used in investing activities of continuing operations	(5)	(1)
Cash flows from financing activities:
Payments of long-term debt	(22)	(1)
Proceeds from issuances of stock	1	2
Repurchases of stock and other	(6)	(9)
Dividend payments	(50)	(23)
Total cash flows used in financing activities of continuing operations	(77)	(31)
Decrease in cash and cash equivalents from continuing operations	(170)	(46)
Cash flows from discontinued operations:
Cash used in investing activities of discontinued operations	—	(1)
Decrease in cash and cash equivalents from discontinued operations	—	(1)
Total decrease in cash and cash equivalents	(170)	(47)
Cash and cash equivalents at beginning of period	376	656
Cash and cash equivalents at end of period	$206	$609

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a global science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services ("HHS"), U.S. Government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements of Leidos include the balances of its majority-owned and 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to indirect billing rates, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, pension benefits, stock-based compensation expense and contingencies. Estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 24, 2017.
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of new reportable segments. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments. The Company now operates in the following segments: Defense Solutions, Civil, Health and Corporate (see "Note 14–Business Segments").
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company separately disclosed "Accounts payable" and "Accrued liabilities," which were previously aggregated within "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. Additionally, the Company disaggregated "Interest expense, net" into "Interest income" and "Interest expense" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in Estimates on Contracts
Changes in estimates related to long-term contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of the IS&GS Business (see "Note 2–Acquisitions"), where the adjustment is made for the period commencing from the date of acquisition. Changes in these estimates can occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions, except per share amounts)
Net favorable impact to income from continuing operations before taxes	$22	$8
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.09	$0.07
Accounting Standards Updates Adopted
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 prospectively in the first quarter of fiscal 2017.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date for public companies was the beginning of fiscal 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subsequently, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which approved a one-year deferral of the effective date of the ASU to the beginning of fiscal 2018, with an option for early adoption of the standard on the original effective date.
The Company will adopt the new revenue standard in the beginning of fiscal 2018, under the modified retrospective method, where the cumulative effect is recognized at the date of initial application.
An initial assessment of the new standard has been completed and the Company believes the majority of its long-term contracts will continue to recognize revenue over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., cost incurred) to reflect progress. The Company is in the process of quantifying the financial statement impact, revising current accounting policies and determining the appropriate changes to business processes and controls.
Note 2–Acquisitions
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation.
The preliminary purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Preliminary working capital adjustments	56
Preliminary purchase price	$2,994
(1) Represents approximately 77 million new shares of Leidos common stock issued to those Lockheed Martin stockholders who elected to participate in the exchange offer, based on the Company's August 16, 2016, closing share price of $51.69, less the Leidos special cash dividend amount of $13.64, which the Lockheed Martin stockholders were not entitled to receive.
(2) The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.
The preliminary fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables	943
Inventory, prepaid expenses and other current assets	73
Property, plant and equipment	114
Deferred tax assets	12
Intangible assets	1,650
Other assets	104
Accounts payable	(286)
Accrued liabilities	(446)
Accrued payroll and employee benefits	(190)
Long-term debt, current portion	(23)
Deferred tax liabilities	(556)
Long-term debt, net of current portion	(1,780)
Other long-term liabilities	(50)
Total identifiable net liabilities assumed	(410)
Non-controlling interest	(8)
Goodwill	3,412
Preliminary purchase price	$2,994

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to the timing and complexity of the Transactions, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of March 31, 2017, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables; property, plant and equipment; deferred income taxes; deferred revenue; intangible assets; accounts payable; accrued liabilities; contractual contingencies; loss contracts; non-controlling interest; the residual amount allocated to goodwill; and the allocation of goodwill to reporting units. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of the Transactions, which could have a material impact. During the quarter ended March 31, 2017, the Company recorded valuation adjustments to certain preliminary estimated fair values which resulted in a decrease of $23 million in property, plant, and equipment; an increase of $81 million in other assets related to equity-method investments; and increases of $19 million, $13 million and $24 million in accounts payable, accrued liabilities and deferred tax liabilities, respectively.
During the quarter ended March 31, 2017, the Company recorded a valuation adjustment to fair value the non-controlling interest acquired. The fair value of $8 million was determined by calculating the present value of future cash flows for the non-controlling interest. Significant assumptions inherent in the valuation of the non-controlling interest include the estimated after-tax cash flows expected to be received and an assessment of the appropriate discount rate.
The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The preliminary value of goodwill has been allocated to the new segments on a relative fair value approach (see "Note 6–Goodwill"). Of the total goodwill, $418 million is tax deductible.
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
(1) The weighted average amortization period is estimated based on the projected economic benefits associated with these assets. Refer to "Note 7–Intangible Assets" for additional information.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Acquisition costs	$1	$6
Integration costs	18	3
Total acquisition and integration costs	$19	$9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro Forma Financial Information (unaudited)
The following pro forma financial information presents condensed consolidated results of operations as if the acquisition had occurred on January 3, 2015. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the Transactions and factually supportable. The unaudited pro forma results below do not reflect future events that have occurred or may occur after the Transactions, including anticipated synergies or other expected benefits that may be realized from the Transactions. The pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on January 3, 2015, nor is it intended to be an indication of future operating results.

Three Months Ended
(unaudited)	April 1, 2016
(in millions, except per share amounts)
Revenues	$2,637
Income from continuing operations	52
Income from continuing operations attributable to Leidos common stockholders	50
Earnings per share:
Basic	$0.34
Diluted	0.33
The unaudited pro forma financial information above excludes acquisition-related costs of $6 million as a nonrecurring significant adjustment. This adjustment was made to account for certain costs incurred as if the Transactions had been completed on January 3, 2015.
Note 3–Divestitures
In April 2016, the Company disposed of a business, historically included within the Civil segment, that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract sold and guarantee of collection of the accounts receivables transferred. The Company paid $1 million of selling costs related to the transaction. The Company recorded the preliminary pre-tax gain on sale in "Other income, net" in the Company's condensed consolidated statements of income during the quarter ended July 1, 2016.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield Renewable Energy Holdings LLC for an aggregate consideration of $102 million, subject to certain adjustments and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of $29 million and a secured promissory note for $73 million, net of discount (the “Note”). The Note is payable semi-annually with a final lump sum in July 2018. The Company collected $6 million of principal and interest during the quarter ended March 31, 2017. As of March 31, 2017, the Company expects the remainder of the Note to be collectible in full.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to this program were as follows:

Three Months Ended
March 31, 2017
(in millions)
Severance costs	$10
Lease termination expenses	3
Restructuring expenses related to the IS&GS Business	$13
These restructuring expenses have been recorded within the Corporate segment and presented separately on the condensed consolidated statements of income.
The restructuring liability related to this program at March 31, 2017, was:

	Severance costs	Lease termination expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	10	3	13
Cash payments	(14)	(3)	(17)
Balance as of March 31, 2017	$3	$1	$4
The Company expects the remainder of the restructuring liability to be settled within one year.
Note 5–Fair Value Measurements
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
The Company's assets measured on a recurring basis at fair value consisted of the following:

	March 31, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial assets
Derivatives	$31	$31	$29	$29
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million fixed rate 4.45% notes maturing in December 2020, and cash flow interest rate swaps on its $1.2 billion of the Company's variable rate senior secured notes (see "Note 9–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable as of March 31, 2017, of $91 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2017, and December 30, 2016, the fair value of notes payable and long-term debt was $3.4 billion and $3.3 billion, respectively, and the carrying amount was $3.3 billion for both periods. The fair value of long-term debt (see "Note 10–Debt") is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less.
At March 31, 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis, other than associated with purchase accounting (see "Note 2–Acquisitions").
Note 6–Goodwill
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of new reportable segments. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017 (see "Note 14–Business Segments").
Goodwill, including the goodwill from the acquisition of the IS&GS Business, was allocated to the new reportable segments on a relative fair value approach. The amount of goodwill from the acquisition of the IS&GS Business has been valued on a preliminary basis and may change as purchase accounting is finalized (see "Note 2–Acquisitions").
The carrying amount of goodwill by reportable segments was as follows:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2016	$792	$244	$171	$1,207
Acquisition of the IS&GS Business	1,162	1,487	766	3,415
Goodwill at December 30, 2016	1,954	1,731	937	4,622
Adjustment to original purchase price allocation	(1)	(1)	(1)	(3)
Goodwill at March 31, 2017	$1,953	$1,730	$936	$4,619
In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There was no goodwill impairment during the quarters ended March 31, 2017, and April 1, 2016.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7–Intangible Assets
Intangible assets, including the preliminary fair values of those acquired through the acquisition of the IS&GS Business, consisted of the following:

	March 31, 2017			December 30, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs and contract intangibles	$1,450	$(57)	$1,393	$1,450	$(25)	$1,425
Backlog	200	(91)	109	200	(54)	146
Software and technology	61	(48)	13	61	(48)	13
Customer relationships	6	(5)	1	6	(5)	1
Total finite-lived intangible assets	1,717	(201)	1,516	1,717	(132)	1,585
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,721	$(201)	$1,520	$1,721	$(132)	$1,589
Amortization expense related to intangible assets, including those acquired through the Transactions, was $69 million and $1 million for the quarter ended March 31, 2017, and April 1, 2016, respectively. The acquired programs and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. The acquired backlog intangible assets, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense as of March 31, 2017, was as follows:

Fiscal Year Ending
(in millions)
2017 (remainder of year)	$208
2018	213
2019	188
2020	165
2021	139
2022 and thereafter	603
$1,516
The acquired asset balances related to the Transactions may change upon final valuation (see "Note 2–Acquisitions").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8—Property, Plant and Equipment
Property, plant and equipment, net, including preliminary fair value of those acquired through the acquisition of the IS&GS Business, consisted of the following:

	March 31, 2017	December 30, 2016
	(in millions)
Computers and other equipment	$193	$172
Leasehold improvements	165	161
Buildings and improvements	62	104
Office furniture and fixtures	41	35
Land	52	57
Construction in progress	14	12
	527	541
Less: accumulated depreciation and amortization	(289)	(282)
	$238	$259
Depreciation expense was $13 million and $7 million for the quarter ended March 31, 2017, and April 1, 2016, respectively. The acquired asset balances related to the Transactions may change upon final valuation (see "Note 2–Acquisitions").
Note 9–Derivative Instruments
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
Fair Value Hedges
The Company has interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior secured notes maturing in December 2020 (the “Notes”). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, the Company will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	March 31, 2017	December 30, 2016
		(in millions)
Fair value interest rate swaps	Other assets	$3	$3
Cash flow interest rate swaps	Other assets	28	26
The effect of the Company's cash flow hedge on other comprehensive income and earnings for the periods presented was as follows:

Three Months Ended
March 31, 2017
(in millions)
Effective portion recognized in other comprehensive income	$1
Effective portion reclassified from accumulated other comprehensive income (loss) to earnings	1
The Company expects to reclassify gains of $2 million from accumulated other comprehensive income (loss) into earnings during the next 12 months. Ineffectiveness recognized in earnings for the quarter ended March 31, 2017, was immaterial.
The cash flows associated with both interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Debt
Notes Payable and Long-Term Debt
The Company's notes payable and long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	March 31, 2017(1)	December 30, 2016(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$451	$451
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	2.81%	3.73%	118	123
$690 million Term Loan A, due August 2021	2.81%	3.37%	668	676
$310 million Term Loan A, due August 2021	2.81%	3.35%	301	304
$1,131 million Term Loan B, due August 2023	3.06%	3.42%	1,107	1,110
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases due on various dates through fiscal 2020	0%-5.94%	Various	7	3
Total notes payable and long-term debt			3,272	3,287
Less: current portion			84	62
Total notes payable and long-term debt, net of current portion			$3,188	$3,225

(1)
The carrying amounts of the senior secured term loans and notes and unsecured notes as of March 31, 2017, and December 30, 2016, include the remaining principal outstanding of $3,315 million and $3,336 million, respectively, plus $3 million for both periods related to the fair value of the interest rate swaps (see "Note 9–Derivative Instruments"), less unamortized debt discounts of $43 million and $46 million, respectively, less deferred debt issuance costs of $10 million and $9 million, respectively.

The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.75% to 2.25%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At March 31, 2017, the current margin on Term Loan A was 2.00%.
In February 2017, Leidos repriced the Company's senior secured $1.1 billion Term Loan B, due August 2023. As a result, the stated margin on Term Loan B was reduced by 50 basis points to 2.25% and the six month call provision was extended an additional six months. The repricing of the term loan became effective on February 16, 2017.
Principal of the Company's variable rate senior secured term loans is payable on a quarterly basis, with the majority of the principal due at maturity. Interest on the variable rate senior secured term loans is payable on a periodic basis, which must be at least quarterly. Interest on the senior fixed rate secured notes and unsecured notes is payable on a semi-annual basis with principal payments due at maturity.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2021. As of March 31, 2017 and December 30, 2016, there were no borrowings outstanding under the credit facility.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of March 31, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11–Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign currency translation adjustments	Unrecognized (loss) gain on derivative instruments	Pension liability adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 1, 2016	$—	$(4)	$(4)	$(8)
Other comprehensive (loss) income	(8)	26	1	19
Taxes	1	(10)	2	(7)
Reclassification from accumulated other comprehensive income (loss)	—	(2)	(6)	(8)
Balance at December 30, 2016	(7)	10	(7)	(4)
Other comprehensive income	13	2	—	15
Taxes	(2)	—	—	(2)
Reclassification from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance at March 31, 2017	$4	$11	$(7)	$8
Reclassifications for unrecognized (loss) gain on derivative instruments associated with outstanding debt are recorded in "Interest expense" in the Company's condensed consolidated statements of income.
Reclassifications for pension liability adjustments are recorded in "Selling, general and administrative expenses" in the Company's condensed consolidated statements of income.
Note 12–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Basic weighted average number of shares outstanding	150	72
Dilutive common share equivalents—stock options and other stock awards	3	2
Diluted weighted average number of shares outstanding	153	74
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the quarters ended March 31, 2017, and April 1, 2016, there were a total of 1 million of outstanding stock options and vesting stock awards that were antidilutive.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13–Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$32	$13
Cash paid for income taxes, net of refunds	1	17
Non-cash financing activity:
Capital lease obligation	6	—
Note 14–Business Segments
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of new reportable segments. The Company's operations and the new reportable segments are aligned around the markets it serves. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017.
At March 31, 2017, the Company's reportable segments were:

•
Defense Solutions – delivers cutting edge technology and services to the DoD, military services, the U.S. Intelligence Community, DHS, agencies of U.S. allies abroad and other federal and civilian customers. The Company's Defense Solutions business is focused on cybersecurity, data analytics, IT modernization and software development, as well as technology to support intelligence, surveillance and reconnaissance services.

•
Civil – provides services and solutions to civil agencies of the U.S. Government and commercial customers. The Company's Civil business is focused on software development, operations and sustainment, enterprise IT modernization, systems engineering and cyber services.

•
Health – provides services and solutions to the Defense Health Agency, Veterans Administration, HHS, other civil health agencies of the U.S. Government and commercial healthcare providers. The Company's Health business is focused on enterprise IT modernization, software development, data analytics, electronic health record implementation, mission critical operations and sustainment, life sciences and public health.

•	Corporate – includes the operations of various corporate activities and certain expense items that are not reimbursed by our U.S. Government customers.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented, of which the prior period has been recast to reflect the Company's current reportable segment structure, was as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Revenues:
Defense Solutions	$1,294	$780
Civil	842	361
Health	443	171
Corporate	1	—
Total revenues	$2,580	$1,312

Operating income (loss):
Defense Solutions	$79	$71
Civil	54	22
Health	47	16
Corporate	(39)	(20)
Total operating income	$141	$89
Asset information by segment is not a key measure of performance used by the chief operating decision maker, currently the chairman and chief executive officer. "Other income, net," "Interest income," "Interest expense" and "Income tax expense," as reported in the condensed consolidated financial statements, are not part of operating income and are primarily recorded within the Corporate segment. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.
Note 15–Contingencies
Legal Proceedings
MSA Venture
On November 10, 2015, Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC, received a final decision of the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by DoE for the performance of IT services by Lockheed Martin Services, Inc. (“LMSI”) under a subcontract to MSA constituted alleged affiliate fees in violation of the Federal Acquisition Regulation (the "FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. At the same time, the contracting officer advised MSA that he would not approve certain provisional fee payments to MSA pending resolution of the matters set forth in his decision. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. Government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. In addition, the U.S. Attorney's office has advised that a parallel criminal investigation is open, although no subjects or targets of the investigation have been identified.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At March 31, 2017, the Company has a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
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
On September 20, 2014, the Company was named as a defendant in a putative class action, Martin Fernandez, on Behalf Of Himself And All Other Similarly Situated v. Leidos, Inc. in the Eastern District Court of California, related to the same theft of computer backup tapes. The recent complaint includes allegations of violations of the California Confidentiality of Medical Information Act, the California Unfair Competition Law and other claims. On August 28, 2015, the Court dismissed all claims brought by the Plaintiff against the Company. Plaintiff filed a notice of appeal of this dismissal on November 17, 2015, to the United States Court of Appeals for the Ninth Circuit. On March 31, 2017, the parties agreed to a settlement and release of all outstanding claims and the case was dismissed with prejudice on April 5, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime") and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007, through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit. On March 29, 2016, the Second Circuit issued an opinion affirming in part, and vacating in part, the District Court's ruling. In particular, the Second Circuit held that the plaintiffs should be permitted to pursue omissions claims against the Company with respect to the annual report the Company filed on Form 10-K on March 25, 2011; the Second Circuit affirmed dismissal of all other claims, including all the claims against the individual defendants, and the case was remanded to the District Court. On September 23, 2016, the District Court issued an order clarifying that the applicable class period relating to the March 2011 Form 10-K ends on June 2, 2011, not September 1, 2011, as plaintiffs argued. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. Any potential loss relating to this matter is not reasonably estimable due to unresolved questions of fact and law. However, the Company does not expect any ultimate liability to have a material effect on the Company’s financial position, liquidity or capital resources.
Greek Government Contract
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2009, the Company initiated arbitration before the International Chamber of Commerce against the Customer seeking damages for breaches of contract by the Customer. In July 2013, the Company received an arbitral award for $42 million. The Customer has yet to satisfy the arbitral award. The Company is pursuing an enforcement action in U.S. District Court for the District of Columbia. In September 2013, the Customer filed a petition in a Greek court seeking to nullify the arbitral award and to stay enforcement of the award in Greece. A hearing on the Customer's nullification request was held in Greece in April 2014. The parties agreed to a stay of the Company's enforcement action in U.S. District Court until the Greek court issued a ruling on the Customer's nullification request. In June 2014, the Athens Court of Appeals annulled the arbitral award. The Company appealed the annulment decision to the Supreme Court of Greece in January 2015 to have the arbitral award reinstated. On September 22, 2016, the Supreme Court of Greece issued a written decision upholding the Company’s appeal and remanding the case back to the appeals court for further proceedings consistent with the Supreme Court’s decision. The court of appeals initially scheduled a hearing on this matter for November 16, 2017. However, in response to a request from the Greek government, the appeals court moved that hearing date up to May 25, 2017. Meanwhile, the Company continues to pursue enforcement of the award in the U.S. District Court as is still its right under U.S. and international law. On January 5, 2017, the U.S. District Court entered an order granting the Company's petition to enforce the arbitration award and entering judgment in the Company's favor. On April 13, 2017, the presiding federal judge increased the award to $63 million to include interest, arbitration fees and the conversion of the total amount of the judgment from Euros to U.S. dollars.
As a result of the significant uncertainties on this contract, the Company converted to the completed-contract method of accounting and ceased recognizing revenues for the System development portion of this contract in fiscal 2006. No profits or losses were recorded on the Greek contract for the quarter ended March 31, 2017, and April 1, 2016. As of March 31, 2017, the Company has recorded $123 million of losses under the Greek contract, reflecting the Company’s estimated total cost to complete the System, assuming the Greek contract value was limited to the cash received to date. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome. The Company may reverse a portion of the losses from the Greek contract if it receives payments as provided in the arbitral award. As of March 31, 2017, the Company's net balance sheet exposure for the Greek contract was immaterial.
The Company has $27 million for value added tax ("VAT") included in the arbitration claim of which this amount was substantially awarded in the arbitral award. The Company has paid a certain amount of VAT and believes it is entitled to recover either as a payment from the arbitral award or as a refund from the taxing authorities. This amount paid is recorded as a receivable as of March 31, 2017, and is part of the net balance sheet exposure. If the Customer fails to pay the outstanding VAT amounts through the arbitral award or the Company is unable to recover these amounts as a refund from the taxing authorities, the Company’s total losses on the Greek contract could increase.
The Company has met certain advance payment and performance bonding requirements through the issuance of euro-denominated standby letters of credit. As of March 31, 2017, there were $4 million in standby letters of credit outstanding relating to the support and maintenance of the System. In the arbitration, the Company was awarded but has not received $20 million representing the amounts drawn by the Customer in fiscal 2011 on certain standby letters of credit as well as damages. The principal subcontractor has provided to the Company euro-denominated standby letters of credit in the amount of $18 million as of March 31, 2017, of which $16 million relates to the delivery of the System. The Company may draw on the subcontractor’s standby letters of credit under certain circumstances by providing a statement to the responsible bank that the subcontractor has not fulfilled its obligations under the subcontract.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Contingencies
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
The Company does not have any assets or liabilities recorded in connection with this matter as of March 31, 2017.
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
Indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2012 and subsequent years for Leidos, Inc., and fiscal 2010 and subsequent years for Leidos Innovations. Although the Company has recorded contract revenues upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected.
As of March 31, 2017, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 16–Commitments
The Company has outstanding letters of credit of $79 million as of March 31, 2017, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $131 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next four fiscal years.
Additionally, the Company has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. As of March 31, 2017, the Company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

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
Overview
We are a global science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services ("HHS"), U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia.
During the quarter ended March 31, 2017, we completed our business reorganization, which resulted in identification of new reportable segments. We commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments. We now operate in the following segments: Defense Solutions, Civil, Health and Corporate (see "Note 14–Business Segments").
Business Environment and Trends
U.S. Government Markets
For fiscal 2016, we generated approximately 81% of our total revenues from contracts with the U.S. Government. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
The following are updates based on events that have occurred in the political and economic environment since the filing of our Annual Report on Form 10-K.
As Congress had enacted only one of its 12 appropriations bills for the current government fiscal year ("GFY 2017"), a continuing resolution ("CR") was enacted allowing the government to operate under the previous year’s spending levels, with some exceptions, until April 28, 2017. Prior to the expiration of the April 28th CR, Congress passed another short term CR which will expire on May 5, 2017. The second short-term CR was necessary to allow Congress the time to complete action on a GFY 2017 Omnibus Appropriation bill which will fund the entire government through October 1, 2017. It is highly likely that this bill will be enacted before the May 5th deadline. Congress will then turn its attention to consideration of the GFY 2018 budget. Although the Administration has not submitted a detailed budget at this time, hearings have been ongoing and will continue throughout the spring and early summer. A formal budget is expected to be delivered to Capitol Hill during May 2017.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented 9% of total revenues for fiscal 2016. Our acquisition of the IS&GS Business has increased the relative contribution from international business, particularly in the United Kingdom ("U.K.") and Australia, and has therefore increased our exposure to international markets and the associated international regulatory and geopolitical risks.
Lockheed Martin Transaction
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation.
We incurred $19 million and $9 million of acquisition and integration costs during the three months ended March 31, 2017, and April 1, 2016, respectively, and expect to incur additional acquisition and integration costs in connection with the Transactions through fiscal 2019.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	March 31, 2017	April 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,580	$1,312	$1,268	96.6%

Operating income	141	89	52	58.4%
Non-operating expense, net	(33)	(11)	(22)	200.0%
Income from continuing operations before income taxes	108	78	30	38.5%
Income tax expense	(34)	(25)	(9)	36.0%
Net income	74	53	21	39.6%
Less: net income attributable to non-controlling interest, net of taxes	2	—	2	NM
Net income attributable to Leidos common stockholders	$72	$53	$19	35.8%
Operating margin	5.5%	6.8%
NM - Not meaningful
The revenue increase in constant currency(1) for the three months ended March 31, 2017, was 97.4% as compared to an overall increase of 96.6%. The adverse foreign currency impact was attributable to our U.K. business in the Civil segment.

____________________________________________________________________________________________
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

LEIDOS HOLDINGS, INC.

Segment Results

	Three Months Ended
Defense Solutions	March 31, 2017	April 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,294	$780	$514	65.9%
Operating income	79	71	8	11.3%
Operating income margin	6.1%	9.1%
Defense Solutions revenues increased $514 million, or 65.9%, for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of the IS&GS Business of $525 million, and growth in airborne programs, partially offset by reduced scope and completion of certain contracts.
Defense Solutions operating income increased $8 million, or 11.3%, for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. The increase in operating income was primarily due to operating income from the acquired IS&GS Business of $18 million, partially offset by reduced scope and completion of certain contracts.

	Three Months Ended
Civil	March 31, 2017	April 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$842	$361	$481	133.2%
Operating income	54	22	32	145.5%
Operating income margin	6.4%	6.1%
Civil revenues for the three months ended March 31, 2017, increased $481 million, or 133.2%, as compared to the three months ended April 1, 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of the IS&GS Business of $586 million, partially offset by the divestiture of the heavy construction business in fiscal 2016 of $86 million and a decrease in the commercial energy services business.
The adverse impact of foreign currency was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
Civil operating income increased $32 million, or 145.5%, for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. The increase in operating income was primarily due to net operating income from the acquired IS&GS Business of $31 million.

	Three Months Ended
Health	March 31, 2017	April 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$443	$171	$272	159.1%
Operating income	47	16	31	193.8%
Operating income margin	10.6%	9.4%
Health revenues for the three months ended March 31, 2017, increased $272 million, or 159.1%, as compared to the three months ended April 1, 2016. The revenue increase is primarily attributable to contracts acquired through the acquisition of the IS&GS Business of $253 million and growth in our federal health business, partially offset by lower revenues from our commercial health business.
Health operating income increased $31 million, or 193.8%, for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. The increase in operating income was primarily due to operating income from the acquired IS&GS Business of $32 million.

LEIDOS HOLDINGS, INC.

	Three Months Ended
Corporate	March 31, 2017	April 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$1	$—	$1	NM
Operating loss	(39)	(20)	(19)	95.0%
NM - Not meaningful
Corporate operating loss increased $19 million for the three months ended March 31, 2017, as compared to the three months ended April 1, 2016. The increase in operating loss was primarily driven by an increase of $13 million of restructuring expenses, and an increase of $10 million of acquisition and integration costs related to the acquisition of the IS&GS Business.
Restructuring expenses include costs associated with optimization of our real estate portfolio and severance costs associated with reducing headcount. We anticipate this restructuring program to last through fiscal 2019, and expect to incur a total of approximately $166 million in connection with these restructuring activities.
Non-Operating Expense, net
Non-operating expense, net for the three months ended March 31, 2017, increased $22 million as compared to the three months ended April 1, 2016, primarily due to interest expense associated with our term loans secured in connection with the Transactions.
Provision for Income Taxes
For the three months ended March 31, 2017, our effective tax rate was 31.5% compared to 32.1% for the three months ended April 1, 2016. The 0.6% decrease was primarily related to the impact of foreign and stated related items, partially offset by the settlement of share based awards in accordance with ASU 2016-09 and changes to the valuation allowance.
Non-controlling Interest
Net income attributable to non-controlling interest of $2 million for the three months ended March 31, 2017, relates to our interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC., acquired through the Transactions.
Bookings and Backlog
We received net bookings worth an estimated $1.7 billion during the three months ended March 31, 2017, compared to $1.2 billion for the three months ended April 1, 2016, respectively.

LEIDOS HOLDINGS, INC.

Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. The estimated value of our total backlog was as follows:

	March 31, 2017	December 30, 2016
	(in millions)
Defense Solutions:
Funded backlog	$2,572	$3,171
Negotiated unfunded backlog	5,005	4,936
Total Defense Solutions backlog	$7,577	$8,107
Civil:
Funded backlog	$1,596	$1,950
Negotiated unfunded backlog	5,466	5,250
Total Civil backlog	$7,062	$7,200
Health:
Funded backlog	$684	$854
Negotiated unfunded backlog	1,566	1,575
Total Health backlog	$2,250	$2,429
Total:
Funded backlog	$4,852	$5,975
Negotiated unfunded backlog	12,037	11,761
Total backlog	$16,889	$17,736
Total backlog at March 31, 2017 included $34 million of benefit due to the impact of foreign currency movement between the U.S. dollar and the British pound.
Liquidity and Capital Resources
Overview
As of March 31, 2017, we had $206 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. During the three months ended March 31, 2017, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At March 31, 2017, and December 30, 2016, we had outstanding debt of $3.3 billion. The notes outstanding as of March 31, 2017, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of March 31, 2017.
During the three months ended March 31, 2017, and April 1, 2016, we paid dividends of $50 million and $23 million, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Cash used in operating activities of continuing operations	$(88)	$(14)
Cash used in investing activities of continuing operations	(5)	(1)
Cash used in financing activities of continuing operations	(77)	(31)
Decrease in cash and cash equivalents from continuing operations	(170)	(46)
Decrease in cash and cash equivalents from discontinued operations	—	(1)
Total decrease in cash and cash equivalents	$(170)	$(47)
Cash Used In Operating Activities: Cash used in operating activities of continuing operations increased $74 million for the three months ended March 31, 2017, when compared to the prior year, primarily due to the timing of billing and collections activities, as well as higher payments for restructuring, integration and interest expenses, partially offset by lower tax payments.
Cash Used In Investing Activities: Cash used in investing activities of continuing operations increased by $4 million for the three months ended March 31, 2017, when compared to the prior year, primarily due to increased payments for property, plant and equipment.
Cash Used in Financing Activities: Cash used in financing activities of continuing operations increased $46 million for the three months ended March 31, 2017, when compared to the prior year, primarily due to increased dividend payments of $27 million and increased payments of long-term debt of $21 million.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to guarantees on contracts with foreign government customers and surety bonds outstanding principally related to performance and payment bonds as described in "Note 16–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 15–Contingencies" and "Note 16–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 30, 2016.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2017, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of December 30, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the year ended December 30, 2016.

LEIDOS HOLDINGS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As part of our integration of the IS&GS Business, we continue to integrate controls and related procedures with respect to the acquired operations. Other than incorporating the IS&GS Business controls, there have been no other changes in Leidos' internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, Leidos' internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 15–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Company
In December 2013, our Board of Directors authorized a stock repurchase program ("2013 Stock Repurchase Program") under which we may repurchase up to 20 million shares of Leidos common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. The timing and number of share repurchases depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. Pursuant to the Tax Matters Agreement entered into in connection with the Transactions, we are generally restricted from repurchasing our stock for a two-year period following the closing date of the Transactions.
The following table presents repurchases of Leidos common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2016	—	$—	—	5,718,172
January 1, 2017 - January 31, 2017	20,029	50.77	—	5,718,172
February 1, 2017 - February 28, 2017	6,112	48.76	—	5,718,172
March 1, 2017 - March 31, 2017	10,775	53.21	—	5,718,172
Total	36,916	51.15	—

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Notice of Separation and Release of Claims dated January 19, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2017.

10.2
First Amendment, dated February 16, 2017, to the Credit Agreement dated as of August 16, 2016, by and among Leidos Innovations (f/k/a Abacus Innovations Corporation), as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 21, 2017.

10.3	Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.4	Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

10.5	Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2017

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer