Form 10-Q
period 2017-06-30
Leidos Holdings, Inc.
filed 2017-08-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares issued and outstanding of each issuer’s classes of common stock as of July 25, 2017, was 151,209,095 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 30, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$262	$376
Receivables, net	1,832	1,657
Inventory, prepaid expenses and other current assets	340	348
Total current assets	2,434	2,381
Property, plant and equipment, net	215	259
Intangible assets, net	1,006	1,589
Goodwill	4,922	4,622
Deferred tax assets	13	16
Other assets	292	265
	$8,882	$9,132
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,330	$1,427
Accrued payroll and employee benefits	475	483
Dividends payable	17	23
Income taxes payable	4	21
Long-term debt, current portion	84	62
Total current liabilities	1,910	2,016
Long-term debt, net of current portion	3,147	3,225
Deferred tax liabilities	362	540
Other long-term liabilities	222	204
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 151 million and 150 million shares issued and outstanding at June 30, 2017 and December 30, 2016, respectively	—	—
Additional paid-in capital	3,321	3,316
Accumulated deficit	(105)	(177)
Accumulated other comprehensive income (loss)	8	(4)
Total Leidos stockholders’ equity	3,224	3,135
Non-controlling interest	17	12
Total equity	3,241	3,147
	$8,882	$9,132

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions, except per share amounts)
Revenues	$2,571	$1,288	$5,151	$2,600
Cost of revenues	2,233	1,141	4,503	2,295
Selling, general and administrative expenses	143	56	287	116
Acquisition and integration costs	16	15	35	24
Restructuring expenses	6	1	19	1
Equity losses of non-consolidated subsidiaries	7	—	—	—
Operating income	166	75	307	164
Interest income	2	2	4	5
Interest expense	(36)	(15)	(74)	(29)
Other income (expense), net	3	(2)	6	(2)
Income from continuing operations before income taxes	135	60	243	138
Income tax expense	(37)	(19)	(71)	(44)
Net income	98	41	172	94
Less: net income attributable to non-controlling interest	—	—	2	—
Net income attributable to Leidos common stockholders	$98	$41	$170	$94
Earnings per share:
Basic	$0.65	$0.56	$1.13	$1.31
Diluted	0.64	0.55	1.11	1.27

Cash dividends declared per share	$0.32	$0.32	$0.64	$0.64

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Net income	$98	$41	$172	$94
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	2	2	13	4
Unrecognized loss on derivative instruments	(2)	—	(1)	—
Total other comprehensive income, net of taxes	—	2	12	4
Comprehensive income	98	43	184	98
Less: comprehensive income attributable to non-controlling interest	—	—	2	—
Comprehensive income attributable to Leidos common stockholders	$98	$43	$182	$98

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2017	July 1, 2016
	(in millions)
Cash flows from operations:
Net income	$172	$94
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	162	17
Stock-based compensation	20	16
Bad debt expense	12	—
Other	15	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(179)	(76)
Inventory, prepaid expenses and other current assets	35	(7)
Accounts payable and accrued liabilities	(123)	7
Accrued payroll and employee benefits	(7)	2
Deferred income taxes and income taxes receivable/payable	(44)	7
Other long-term assets/liabilities	26	1
Net cash provided by operating activities of continuing operations	89	58
Cash flows from investing activities:
Payments for property, plant and equipment	(23)	(7)
Collections on promissory note	2	—
Net proceeds from sale of assets	7	3
Proceeds from disposition of business	—	23
Other	—	(1)
Net cash (used in) provided by investing activities of continuing operations	(14)	18
Cash flows from financing activities:
Payments of long-term debt	(69)	(2)
Proceeds from issuances of stock	7	6
Repurchases of stock and other	(25)	(19)
Dividend payments	(102)	(46)
Net cash used in financing activities of continuing operations	(189)	(61)
Net (decrease) increase in cash and cash equivalents from continuing operations	(114)	15
Cash flows from discontinued operations:
Net cash used in investing activities of discontinued operations	—	(1)
Net decrease in cash and cash equivalents from discontinued operations	—	(1)
Net (decrease) increase in cash and cash equivalents	(114)	14
Cash and cash equivalents at beginning of period	376	656
Cash and cash equivalents at end of period	$262	$670

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a FORTUNE 500® science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services ("HHS"), U.S. Government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
The unaudited condensed consolidated financial statements of Leidos include the balances of its majority-owned and 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
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
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health) and corporate expenses. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 14–Business Segments").
Amounts in the prior year condensed consolidated statements of income that have been reclassified to conform to the current year presentation include, "Restructuring expenses," which were previously aggregated within "Selling, general and administrative expenses," and "Interest expense, net" which has been disaggregated into "Interest income" and "Interest expense."

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
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions, except per share amounts)
Net favorable impact to income from continuing operations before taxes	$40	$5	$62	$13
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.17	$0.04	$0.26	$0.11
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 prospectively in the first quarter of fiscal 2017 and the standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarification on when to apply modification accounting for a stock-based award to reduce diversity in practice. The update is effective for public companies in the beginning of fiscal year 2018 and shall be applied on a prospective basis. Early adoption is permitted for public business entities. The Company adopted the provisions of ASU 2017-09 prospectively in the second quarter of fiscal 2017 and the standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU will supersede all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the new revenue standard in the beginning of fiscal 2018, under the modified retrospective method, where the cumulative effect is recognized at the date of initial adoption.
Based on the ongoing assessments, the Company believes the timing of and amount of revenue recognition will largely remain consistent between the current revenue standard and the revised revenue standard for the majority of the Company's contracts. Specifically, for time-and-materials, fixed-price-level-of-effort, cost-plus-award-fee, cost-plus-incentive fee and fixed-price-incentive fee contracts, the Company will continue to recognize revenue over time as work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., cost incurred) to reflect progress. The Company tentatively expects that differences, if any, in revenue recognition between the current and revised revenue standards will primarily occur within the firm-fixed-price contracts as a result of the identification of new performance obligations. As of the end of the second quarter, the Company is still in the process of reviewing contracts and assessing the financial statement impact of the adoption of the new standard, if any.
Note 2–Acquisitions
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation.
The preliminary purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Preliminary working capital adjustments	55
Preliminary purchase price	$2,993
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables	954
Inventory, prepaid expenses and other current assets	68
Property, plant and equipment	91
Deferred tax assets	8
Intangible assets	1,202
Other assets	57
Accounts payable and accrued liabilities	(713)
Accrued payroll and employee benefits	(190)
Long-term debt, current portion	(23)
Deferred tax liabilities	(356)
Long-term debt, net of current portion	(1,780)
Other long-term liabilities	(52)
Total identifiable net liabilities assumed	(709)
Non-controlling interest	(13)
Goodwill	3,715
Preliminary purchase price	$2,993
Due to the timing and complexity of the Transactions, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of June 30, 2017, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables; property, plant and equipment; deferred income taxes; intangible assets; accounts payable and accrued liabilities; contractual contingencies; loss contracts; the residual amount allocated to goodwill; and the allocation of goodwill to reporting units. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the provisional fair values of the acquired assets and liabilities assumed at the date of the Transactions.
During the quarter ended March 31, 2017, the Company recorded a purchase accounting adjustment to decrease goodwill by $3 million. During the quarter ended June 30, 2017, the Company recorded a purchase accounting adjustment to increase goodwill by $303 million related to changes to the preliminary estimated fair values of certain assets acquired and liabilities assumed. Significant changes included program intangibles, receivables, property, plant and equipment, other assets, accounts payable and accrued liabilities and deferred tax liabilities.
During the quarter ended June 30, 2017, the Company recognized a cumulative catch-up adjustment related to the valuation adjustments to intangible assets which resulted in a decrease in amortization expense of $8 million. This adjustment was offset by a $7 million increase in amortization expense as a result of the valuation adjustments to equity method investments. The Company recorded the cumulative catch-up adjustments in "Selling, general and administrative expenses" for the intangible assets and "Equity losses of non-consolidated subsidiaries" for the equity method investments in the Company's condensed consolidated statements of income.
During the quarter ended June 30, 2017, the Company recorded a valuation adjustment to fair value the non-controlling interest acquired. The fair value of $13 million was determined by calculating the present value of future cash flows for the non-controlling interest. Significant assumptions inherent in the valuation of the non-controlling interest include the estimated after-tax cash flows expected to be received and an assessment of the appropriate discount rate.
The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The preliminary value of goodwill has been allocated to the new reporting units on a relative fair value approach (see "Note 6–Goodwill"). Of the total goodwill, $414 million is tax deductible.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company identified $1.2 billion of intangible assets, representing programs and contract intangibles, backlog and software and technology. The fair value measurements were primarily based on significant inputs that are not observable in the market and represent a Level 3 measurement (see "Note 5–Fair Value Measurements"). The income approach was primarily used to value the intangible assets, consisting primarily of funded backlog and programs acquired. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
The following table summarizes the preliminary fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs and contract intangibles(1)	9.0	$997
Backlog	1.4	178
Software and technology	1.2	27
Total	7.8	$1,202
(1) The weighted average amortization period is estimated based on the projected economic benefits associated with these assets. Refer to "Note 7–Intangible Assets" for additional information.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Acquisition costs	$—	$7	$1	$13
Integration costs	16	8	34	11
Total acquisition and integration costs	$16	$15	$35	$24
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

	Three Months Ended	Six Months Ended
(unaudited)	July 1, 2016	July 1, 2016
	(in millions, except per share amounts)
Revenues	$2,624	$5,261
Income from continuing operations	103	150
Income from continuing operations attributable to Leidos common stockholders	102	147
Earnings per share:
Basic	$0.68	$0.99
Diluted	0.68	0.97

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited pro forma financial information above excludes acquisition-related costs of $7 million and $13 million for the quarter and six months ended July 1, 2016, respectively, as a nonrecurring significant adjustment. This adjustment was made to account for certain costs incurred as if the Transactions had been completed on January 3, 2015.
Note 3–Divestitures
In April 2016, the Company disposed of a business, historically included within the Civil segment, that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract sold and guarantee of collection of the accounts receivable transferred. The Company paid $1 million of selling costs related to the transaction. The Company recorded the preliminary pre-tax gain on sale in "Other income (expense), net" in the Company's condensed consolidated statements of income during the quarter ended July 1, 2016.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield Renewable Energy Holdings LLC ("Plainfield") for an aggregate consideration of $102 million, subject to certain adjustments and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of $29 million and a secured promissory note for $73 million, net of discount (the “Note”). The Note is payable semi-annually with a final lump sum due in July 2018. The Company collected $6 million of principal and interest during the quarter ended March 31, 2017.
During the quarter ended June 30, 2017, Plainfield exercised the first of three one-year term extension options available under the original credit agreement, thereby extending the maturity date of the Note to July 24, 2018. Concurrent with this extension, the interest rate on the Note increased from 6% to 8%. Also, during the quarter ended June 30, 2017, Leidos and Plainfield entered into an amendment to the Note allowing Plainfield to defer up to $4 million of the interest and principal payments due in July 2017 and January 2018, until July 2018. In consideration of this deferment, Leidos received certain concessions and releases from obligations under the original transaction documents. As of June 30, 2017, the Company continues to expect the Note to be collectible in full.
Note 4–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to this program were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(in millions)
Severance costs	$2	$12
Lease termination expenses	4	7
Restructuring expenses related to the IS&GS Business	$6	$19
These restructuring expenses have been recorded within corporate expenses and presented separately on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring liability related to this program at June 30, 2017, was:

	Severance costs	Lease termination expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	12	7	19
Cash payments	(17)	(6)	(23)
Balance as of June 30, 2017	$2	$2	$4
The Company expects the remainder of the restructuring liability to be substantially settled within one year.
Note 5–Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires the Company to develop its own assumptions (Level 3).
The accounting guidance for fair value measurements requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value in earnings. We have not made fair value option elections on any of our financial assets and liabilities.
The Company's assets measured on a recurring basis at fair value consisted of the following:

	June 30, 2017		December 30, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial assets
Derivatives	$30	$30	$29	$29
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million fixed rate 4.45% senior secured notes maturing in December 2020, and cash flow interest rate swaps on $1.2 billion of the Company's variable rate senior secured term loans (see "Note 9–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable as of June 30, 2017, of $91 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of June 30, 2017, and December 30, 2016, the fair value of long-term debt was $3.3 billion for both periods and the carrying amount was $3.2 billion and $3.3 billion, respectively (see "Note 10–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less.
At June 30, 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis, other than associated with purchase accounting (see "Note 2–Acquisitions").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Goodwill
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health) and corporate expenses. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017 (see "Note 14–Business Segments").
Goodwill, including the amounts from the acquisition of the IS&GS Business, was allocated to the new reporting units on a relative fair value approach. The amount of goodwill from the acquisition of the IS&GS Business has been valued on a preliminary basis and may change as purchase accounting is finalized (see "Note 2–Acquisitions").
The following table presents changes in the carrying amount of goodwill by reportable segment as of June 30, 2017 and December 30, 2016:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2016	$792	$244	$171	$1,207
Acquisition of the IS&GS Business	1,162	1,487	766	3,415
Goodwill at December 30, 2016	1,954	1,731	937	4,622
Adjustment to original purchase price allocation	72	151	77	300
Goodwill at June 30, 2017	$2,026	$1,882	$1,014	$4,922
In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the six months ended June 30, 2017, and July 1, 2016.
Note 7–Intangible Assets
Intangible assets, including the preliminary fair values of those acquired through the acquisition of the IS&GS Business, consisted of the following:

	June 30, 2017			December 30, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs and contract intangibles	$997	$(91)	$906	$1,450	$(25)	$1,425
Backlog	178	(113)	65	200	(54)	146
Software and technology	89	(59)	30	61	(48)	13
Customer relationships	6	(5)	1	6	(5)	1
Total finite-lived intangible assets	1,270	(268)	1,002	1,717	(132)	1,585
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,274	$(268)	$1,006	$1,721	$(132)	$1,589

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense related to intangible assets, including those acquired through the Transactions, was $67 million and $136 million for the quarter and six months ended June 30, 2017, respectively, and $2 million and $3 million for the quarter and six months ended July 1, 2016, respectively. The acquired programs and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. The acquired backlog and software and technology intangible assets, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense as of June 30, 2017, was as follows:

Fiscal Year Ending
(in millions)
2017 (remainder of year)	$149
2018	206
2019	180
2020	132
2021	111
2022 and thereafter	224
$1,002
The acquired asset balances related to the Transactions may change upon final valuation (see "Note 2–Acquisitions").
Note 8—Property, Plant and Equipment
Property, plant and equipment, net, including preliminary fair value of those acquired through the acquisition of the IS&GS Business, consisted of the following:

	June 30, 2017	December 30, 2016
	(in millions)
Computers and other equipment	$191	$172
Leasehold improvements	167	161
Buildings and improvements	54	104
Office furniture and fixtures	35	35
Land	49	57
Construction in progress	8	12
	504	541
Less: accumulated depreciation and amortization	(289)	(282)
	$215	$259
Depreciation expense was $13 million and $26 million for the quarter and six months ended June 30, 2017, respectively, and $7 million and $14 million for the quarter and six months ended July 1, 2016, respectively. The acquired asset balances related to the Transactions may change upon final valuation (see "Note 2–Acquisitions").
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The interest rate swaps were accounted for as a cash flow hedge of the Variable Rate Loans and qualified for hedge accounting treatment through the application of the long-haul method, which involves the comparison of cumulative changes in the fair value of the swap to the cumulative change in fair value of scheduled interest payments on the notional value (the perfectly effective hypothetical or "PEH"). The effective portion of the gain/loss on the swap is reported as a component of other comprehensive income/loss and will be reclassified into earnings on the dates the interest payments impact earnings. The amount of ineffectiveness recorded in the earnings is equal to the excess of the cumulative change in fair value of the swap over the cumulative change in the fair value of the PEH.
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	June 30, 2017	December 30, 2016
		(in millions)
Fair value interest rate swaps	Other assets	$5	$3
Cash flow interest rate swaps	Other assets	25	26
The effect of the Company's cash flow hedge on other comprehensive income and earnings for the periods presented was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
	(in millions)
Effective portion recognized in other comprehensive income	$(4)	$(3)
Effective portion reclassified from accumulated other comprehensive income (loss) to earnings	—	1
Ineffective portion recognized in earnings	1	1
The Company expects to reclassify gains of $3 million from accumulated other comprehensive income (loss) into earnings during the next 12 months.
The cash flows associated with both interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Debt
The Company's long-term debt consisted of the following:

	Stated interest rate	Effective interest rate	June 30, 2017(1)	December 30, 2016(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$453	$451
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	3.06%	4.04%	89	123
$690 million Term Loan A, due August 2021	3.06%	3.63%	661	676
$310 million Term Loan A, due August 2021	3.06%	3.60%	297	304
$1,131 million Term Loan B, due August 2023	3.31%	3.67%	1,105	1,110
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases due on various dates through fiscal 2020	0%-5.94%	Various	6	3
Total long-term debt			3,231	3,287
Less: current portion			84	62
Total long-term debt, net of current portion			$3,147	$3,225

(1)
The carrying amounts of the senior secured term loans and notes and unsecured notes as of June 30, 2017, and December 30, 2016, include the remaining principal outstanding of $3,270 million and $3,336 million, respectively, plus $5 million and $3 million, respectively, related to the fair value of the interest rate swaps (see "Note 9–Derivative Instruments"), less unamortized debt discounts of $41 million and $46 million, respectively, less deferred debt issuance costs of $9 million for both periods.

The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.75% to 2.25%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At June 30, 2017, the current margin on Term Loan A was 2.00%.
In February 2017, Leidos repriced the Company's senior secured $1.1 billion Term Loan B, due August 2023. As a result, the margin on Term Loan B was reduced by 50 basis points to 2.25% and the six month call provision was extended an additional six months. The repricing of the term loan became effective on February 16, 2017.
In addition to the required quarterly payments on the Company's term loans, the Company prepaid $25 million of its senior secured $400 million Term Loan A, due August 2019, on June 30, 2017.
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
Amortization for the senior secured term loans and notes and unsecured notes was $3 million and $7 million for the quarter and six months ended June 30, 2017, respectively. Amortization for the senior secured notes and unsecured notes was immaterial for the quarter and six months ended July 1, 2016.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2021. As of June 30, 2017 and December 30, 2016, there were no borrowings outstanding under the credit facility.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of June 30, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11–Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized (loss) gain on derivative instruments	Pension liability adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 1, 2016	$—	$(4)	$(4)	$(8)
Other comprehensive (loss) income	(8)	26	1	19
Taxes	1	(10)	2	(7)
Reclassification from accumulated other comprehensive income (loss)	—	(2)	(6)	(8)
Balance at December 30, 2016	(7)	10	(7)	(4)
Other comprehensive income (loss)	15	(1)	—	14
Taxes	(2)	1	—	(1)
Reclassification from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance at June 30, 2017	$6	$9	$(7)	$8
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
Note 12–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Basic weighted average number of shares outstanding	151	73	151	72
Dilutive common share equivalents—stock options and other stock awards	2	1	2	2
Diluted weighted average number of shares outstanding	153	74	153	74
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the quarter and six months ended June 30, 2017 and July 1, 2016, there were a total of 1 million of outstanding stock options and vesting stock awards that were antidilutive.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13–Supplementary Cash Flow Information
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	Six Months Ended
	June 30, 2017	July 1, 2016
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$59	$43
Cash paid for income taxes, net of refunds	107	38
Non-cash financing activity:
Capital lease obligation	6	—
Note 14–Business Segments
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments and corporate expenses. The Company's operations and the new reportable segments are aligned around the the nature of work and customers it serves. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017.
At June 30, 2017, the Company's reportable segments and corporate expenses were:

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

•	Corporate expenses – includes the operations of various corporate activities and certain expense items that are not reimbursed by the Company's U.S. Government customers.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented, of which the prior period has been recast to reflect the Company's current reportable segment structure, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
	(in millions)
Revenues:
Defense Solutions	$1,243	$785	$2,537	$1,565
Civil	875	300	1,717	661
Health	454	203	897	374
Corporate expenses	(1)	—	—	—
Total revenues	$2,571	$1,288	$5,151	$2,600

Operating income (loss):
Defense Solutions	$63	$60	$142	$131
Civil	66	20	120	42
Health	74	18	121	34
Corporate expenses	(37)	(23)	(76)	(43)
Total operating income	$166	$75	$307	$164
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Other income (expense), net," "Interest income," "Interest expense" and "Income tax expense," as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.
Asset information by segment is not a key measure of performance used by the Company's chief operating decision maker, currently the Chairman and Chief Executive Officer.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At June 30, 2017, the Company has a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions. One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint named as defendants the Company, a former chief financial officer, two former chief executive officers, a former group president and the former program manager on the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime") and was filed purportedly on behalf of all purchasers of the Company's common stock from April 11, 2007, through September 1, 2011. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. On October 1, 2013, the District Court dismissed many claims in the complaint with prejudice and on January 30, 2014, the District Court entered an order dismissing all remaining claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit. On March 29, 2016, the Second Circuit issued an opinion affirming in part, and vacating in part, the District Court's ruling. In particular, the Second Circuit held that the plaintiffs should be permitted to pursue omissions claims against the Company with respect to the annual report the Company filed on Form 10-K on March 25, 2011; the Second Circuit affirmed dismissal of all other claims, including all the claims against the individual defendants, and the case was remanded to the District Court. On September 23, 2016, the District Court issued an order clarifying that the applicable class period relating to the March 2011 Form 10-K ends on June 2, 2011, not September 1, 2011, as plaintiffs argued. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. A decision is expected by June 2018. The District Court granted the Company’s request to stay all proceedings, including discovery, pending the outcome at the Supreme Court.
Any potential loss relating to this matter is not reasonably estimable due to unresolved questions of fact and law. However, the Company does not expect any ultimate liability to have a material effect on the Company’s financial position, liquidity or capital resources.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Greek Government Contract
In 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company’s final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for $45 million, which has not been satisfied.  In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor, for which the award was subsequently increased to $63 million. The Greek government sought to annul the award through separate litigation in the Greek courts, however, on July 27, 2017, the Athens Court of Appeals issued a final decision rejecting the government's position. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of June 30, 2017.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2017, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 16–Commitments
The Company has outstanding letters of credit of $82 million as of June 30, 2017, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $157 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next four fiscal years.
Additionally, the Company has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. As of June 30, 2017, the Company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

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
Overview
We are a FORTUNE 500® science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services ("HHS"), U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia.
During the quarter ended March 31, 2017, we completed our business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health) and corporate expenses. We commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 14–Business Segments").
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
As Congress had enacted only one of its 12 appropriations bills for the current government fiscal year ("GFY 2017"), a continuing resolution ("CR") was enacted allowing the government to operate under the previous year’s spending levels, with some exceptions, until April 28, 2017. Prior to the expiration of the April 28, 2017 CR, Congress passed another short term CR with an expiration date of May 5, 2017. The second short-term CR was necessary to allow Congress the time to complete action on a GFY 2017 Omnibus Appropriation bill to fund the entire government through the last day of September 2017. Prior to expiration of the second short-term CR, Congress approved the GFY 2017 Omnibus Appropriation bill, providing discretionary funding for the federal government for the current fiscal year. The administration has submitted its budget request for GFY 2018 and Congress is currently in the process of considering a budget resolution. Congress is also moving forward on all 12 appropriations bills for the fiscal year beginning in October 2017. This process is expected to continue through the summer and into the fall.

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
We incurred acquisition and integration costs of $16 million and $35 million during the three and six months ended June 30, 2017, respectively, and $15 million and $24 million during the three and six months ended July 1, 2016, respectively, and expect to incur additional integration costs in connection with the Transactions through fiscal 2019.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. We also believe that bookings and backlog are useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2017	July 1, 2016	Dollar change	Percent change	June 30, 2017	July 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,571	$1,288	$1,283	99.6%	$5,151	$2,600	$2,551	98.1%

Operating income	166	75	91	121.3%	307	164	143	87.2%
Non-operating expense, net	(31)	(15)	(16)	106.7%	(64)	(26)	(38)	146.2%
Income from continuing operations before income taxes	135	60	75	125.0%	243	138	105	76.1%
Income tax expense	(37)	(19)	(18)	94.7%	(71)	(44)	(27)	61.4%
Net income	98	41	57	139.0%	172	94	78	83.0%
Less: net income attributable to non-controlling interest	—	—	—	NM	2	—	2	NM
Net income attributable to Leidos common stockholders	$98	$41	$57	139.0%	$170	$94	$76	80.9%
Operating margin	6.5%	5.8%			6.0%	6.3%
NM - Not meaningful
The results of operations include revenues of $1,371 million and $2,735 million and operating income of $95 million and $169 million for the three and six months ended June 30, 2017, respectively, attributable to the acquired IS&GS Business.
The revenue increases in constant currency(1) for the three and six months ended June 30, 2017, were 100.2% and 98.8%, respectively, as compared to an overall increase of 99.6% and 98.1% for the three and six months ended July 1, 2016, respectively. The adverse foreign currency impact was attributable to our U.K. business in the Civil segment.
_________________________________________________________________________________________________________________________________________________________
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

LEIDOS HOLDINGS, INC.

Segment results and corporate expenses

	Three Months Ended				Six Months Ended
Defense Solutions	June 30, 2017	July 1, 2016	Dollar change	Percent change	June 30, 2017	July 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,243	$785	$458	58.3%	$2,537	$1,565	$972	62.1%
Operating income	63	60	3	5.0%	142	131	11	8.4%
Operating income margin	5.1%	7.6%			5.6%	8.4%
The revenue increases for the three and six months ended June 30, 2017 as compared to the three and six months ended July 1, 2016, were primarily attributable to the acquired IS&GS Business of $468 million and $993 million, respectively, and growth in airborne programs. The increase was partially offset by reduced scope and completion of certain contracts.
The increase in operating income for the three months ended June 30, 2017 as compared to the three months ended July 1, 2016, was primarily due to strong performance on certain contracts.
The increase in operating income for the six months ended June 30, 2017 as compared to the six months ended July 1, 2016, was primarily due to net operating income from the acquired IS&GS Business of $16 million and strong performance on certain contracts, partially offset by reduced scope and completion of certain contracts.

	Three Months Ended				Six Months Ended
Civil	June 30, 2017	July 1, 2016	Dollar change	Percent change	June 30, 2017	July 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$875	$300	$575	191.7%	$1,717	$661	$1,056	159.8%
Operating income	66	20	46	NM	120	42	78	185.7%
Operating income margin	7.5%	6.7%			7.0%	6.4%
NM - Not meaningful
The revenue increases for the three and six months ended June 30, 2017 as compared to the three and six months ended July 1, 2016, were primarily attributable to the acquired IS&GS Business of $632 million and $1,218 million, respectively, partially offset by the divestiture of the heavy construction business in fiscal 2016 of $17 million and $103 million, respectively, reduced scope and completion of certain contracts, and the adverse impact of foreign currency of $7 million and $17 million, respectively.
The adverse impact of foreign currency was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
The increase in operating income for the three and six months ended June 30, 2017 as compared to the three and six months ended July 1, 2016, were primarily due to net operating income from the acquired IS&GS Business of $41 million and $72 million, respectively.

	Three Months Ended				Six Months Ended
Health	June 30, 2017	July 1, 2016	Dollar change	Percent change	June 30, 2017	July 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$454	$203	$251	123.6%	$897	$374	$523	139.8%
Operating income	74	18	56	NM	121	34	87	NM
Operating income margin	16.3%	8.9%			13.5%	9.1%
NM - Not meaningful
The revenue increase for the three months ended June 30, 2017 as compared to the three months ended July 1, 2016, was primarily attributable to the acquired IS&GS Business of $271 million, partially offset by lower revenues from our commercial health business due to timing.

LEIDOS HOLDINGS, INC.

The revenue increase for the six months ended June 30, 2017 as compared to the six months ended July 1, 2016, was primarily attributable to the acquired IS&GS Business of $524 million and growth in our federal health business, partially offset by lower revenues from our commercial health business due to timing.
The increases in operating income for the three and six months ended June 30, 2017 as compared to the three and six months ended July 1, 2016, were primarily due to net operating income from the acquired IS&GS Business of $58 million and $90 million, respectively.

	Three Months Ended				Six Months Ended
Corporate expenses	June 30, 2017	July 1, 2016	Dollar change	Percent change	June 30, 2017	July 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$(1)	$—	$(1)	NM	$—	$—	$—	NM
Operating loss	(37)	(23)	(14)	60.9%	(76)	(43)	(33)	76.7%
NM - Not meaningful
The increases in operating loss for the three and six months ended June 30, 2017 as compared to the three and six months ended July 1, 2016, were primarily driven by increases of $5 million and $18 million, respectively, of restructuring expenses due to severance costs and lease termination expenses and increases of $1 million and $11 million, respectively, of acquisition and integration costs related to the acquired IS&GS Business.
Restructuring expenses include costs associated with optimization of our real estate portfolio and severance costs associated with reducing headcount. We anticipate this restructuring program to last through fiscal 2020, and expect to incur a total of approximately $112 million in connection with these restructuring activities.
Non-Operating Expense, net
Non-operating expense, net for the three and six months ended June 30, 2017, increased $16 million and $38 million, respectively, as compared to the three and six months ended July 1, 2016, primarily due to interest expense associated with our term loans secured in connection with the Transactions. The increase in expense was partially offset by an increase in foreign currency exchange gains, mostly due to the movement of the exchange rate between the U.S. dollar and the British pound.
Provision for Income Taxes
For the three months ended June 30, 2017, our effective tax rate was 27.4% compared to 31.7% for the three months ended July 1, 2016. The decrease was primarily related to the settlement of share based awards in accordance with ASU 2016-09 and the impact of foreign and state related items.
For the six months ended June 30, 2017, our effective tax rate was 29.2% compared to 31.9% for the six months ended July 1, 2016. The decrease was primarily due to the settlement of share based awards in accordance with ASU 2016-09 and the impact of foreign related items, partially offset by state related items.
Non-controlling Interest
Net income attributable to non-controlling interest of $2 million for the six months ended June 30, 2017, relates to our interest in Mission Support Alliance, LLC, a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC, acquired as part of the Transactions.
Bookings and Backlog
We received net bookings worth an estimated $2.7 billion and $4.4 billion during the three and six months ended June 30, 2017, respectively, compared to $1.0 billion and $2.2 billion for the three and six months ended July 1, 2016, respectively.

LEIDOS HOLDINGS, INC.

Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. The estimated value of our total backlog was as follows:

	June 30, 2017	December 30, 2016
	(in millions)
Defense Solutions:
Funded backlog	$2,326	$3,171
Negotiated unfunded backlog	5,064	4,936
Total Defense Solutions backlog	$7,390	$8,107
Civil:
Funded backlog	$2,007	$1,950
Negotiated unfunded backlog	4,883	5,250
Total Civil backlog	$6,890	$7,200
Health:
Funded backlog	$660	$854
Negotiated unfunded backlog	2,151	1,575
Total Health backlog	$2,811	$2,429
Total:
Funded backlog	$4,993	$5,975
Negotiated unfunded backlog	12,098	11,761
Total backlog	$17,091	$17,736
Total backlog at June 30, 2017 included $120 million of benefit due to the impact of foreign currency movement between the U.S. dollar and the British pound.
Liquidity and Capital Resources
Overview
As of June 30, 2017, we had $262 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. During the six months ended June 30, 2017, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At June 30, 2017, and December 30, 2016, we had outstanding debt of $3.2 billion and $3.3 billion, respectively. In addition to the required quarterly payments on our term loans, we repaid $25 million of our senior secured $400 million Term Loan A, due August 2019, on June 30, 2017. The notes outstanding as of June 30, 2017, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of June 30, 2017.
We paid dividends of $52 million and $102 million during the three and six months ended June 30, 2017, respectively, and $23 million and $46 million during the three and six months ended July 1, 2016, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	June 30, 2017	July 1, 2016
	(in millions)
Net cash provided by operating activities of continuing operations	$89	$58
Net cash (used in) provided by investing activities of continuing operations	(14)	18
Net cash used in financing activities of continuing operations	(189)	(61)
Net (decrease) increase in cash and cash equivalents from continuing operations	(114)	15
Net decrease in cash and cash equivalents from discontinued operations	—	(1)
Net (decrease) increase in cash and cash equivalents	$(114)	$14
Net cash provided by operating activities of continuing operations increased $31 million for the six months ended June 30, 2017, when compared to the prior year, primarily due to the favorable timing of working capital changes, partially offset by higher payments for taxes and interest, restructuring and integration expenses.
Net cash (used in) provided by investing activities of continuing operations increased $32 million for the six months ended June 30, 2017, when compared to the prior year, primarily due to higher purchases of property, plant and equipment and proceeds received from the divestiture of the heavy construction business in fiscal 2016.
Net cash used in financing activities of continuing operations increased $128 million for the six months ended June 30, 2017, when compared to the prior year, primarily due to higher dividend payments of $56 million and increased payments of long-term debt of $67 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2017, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of December 30, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the year ended December 30, 2016.

LEIDOS HOLDINGS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

(c)	Purchases of Equity Securities by the Company
In December 2013, our Board of Directors authorized us to establish a stock repurchase program under which we may repurchase up to 20 million shares of Leidos common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. The timing and number of share repurchases depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase authorization may be accelerated, suspended, delayed or discontinued at any time. Pursuant to the Tax Matters Agreement entered into in connection with the Transactions, we are generally restricted from repurchasing our stock for a two-year period following the closing date of the Transactions.
The following table presents repurchases of Leidos common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	15,139	$50.65	—	5,718,172
May 1, 2017 - May 31, 2017	24,447	52.87	—	5,718,172
June 1, 2017 - June 30, 2017	21,845	55.32	—	5,718,172
Total	61,431	53.20	—

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amended and Restated Leidos Holdings, Inc.'s 2006 Employee Stock Purchase Plan.

10.2	Leidos Holdings, Inc.'s 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-3 filed with the SEC on June 1, 2017.

10.3
Retirement Agreement dated June 5, 2017, between Leidos Holdings, Inc. and Vincent A. Maffeo. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2017.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2017

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer