Form 10-Q
period 2017-09-29
Leidos Holdings, Inc.
filed 2017-11-03
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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

The number of shares issued and outstanding of each issuer’s classes of common stock as of October 24, 2017, was 151,282,460 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29, 2017	December 30, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$287	$376
Receivables, net	1,797	1,657
Inventory, prepaid expenses and other current assets	487	348
Total current assets	2,571	2,381
Property, plant and equipment, net	212	259
Intangible assets, net	925	1,589
Goodwill	4,976	4,622
Deferred tax assets	—	16
Other assets	239	265
	$8,923	$9,132
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,500	$1,427
Accrued payroll and employee benefits	435	483
Dividends payable	18	23
Income taxes payable	4	21
Long-term debt, current portion	64	62
Total current liabilities	2,021	2,016
Long-term debt, net of current portion	3,043	3,225
Deferred tax liabilities	337	540
Other long-term liabilities	215	204
Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 151 million and 150 million shares issued and outstanding at September 29, 2017 and December 30, 2016, respectively	—	—
Additional paid-in capital	3,335	3,316
Accumulated deficit	(72)	(177)
Accumulated other comprehensive income (loss)	31	(4)
Total Leidos stockholders’ equity	3,294	3,135
Non-controlling interest	13	12
Total equity	3,307	3,147
	$8,923	$9,132

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions, except per share amounts)
Revenues	$2,503	$1,868	$7,654	$4,468
Cost of revenues	2,189	1,630	6,692	3,925
Selling, general and administrative expenses	141	88	428	204
Acquisition and integration costs	21	44	56	68
Restructuring expenses	6	5	25	6
Equity earnings of non-consolidated subsidiaries	(5)	—	(5)	—
Operating income	151	101	458	265
Interest income	1	3	5	8
Interest expense	(36)	(28)	(110)	(57)
Other (expense) income, net	—	(1)	6	(3)
Income from continuing operations before income taxes	116	75	359	213
Income tax (expense) benefit	(37)	17	(108)	(27)
Net income	79	92	251	186
Less: net (loss) income attributable to non-controlling interest	(3)	1	(1)	1
Net income attributable to Leidos common stockholders	$82	$91	$252	$185
Earnings per share:
Basic	$0.54	$0.81	$1.67	$2.18
Diluted	0.53	0.80	1.65	2.13

Cash dividends declared per share	$0.32	$13.96	$0.96	$14.60

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Net income	$79	$92	$251	$186
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	21	2	34	6
Unrecognized gain (loss) on derivative instruments	3	(4)	2	(4)
Pension liability adjustments	(1)	—	(1)	—
Total other comprehensive income (loss), net of taxes	23	(2)	35	2
Comprehensive income	102	90	286	188
Less: comprehensive (loss) income attributable to non-controlling interest	(3)	1	(1)	1
Comprehensive income attributable to Leidos common stockholders	$105	$89	$287	$187

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Cash flows from operations:
Net income	$251	$186
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	254	54
Stock-based compensation	32	25
Bad debt expense	11	1
Other	23	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(155)	140
Inventory, prepaid expenses and other current assets	(46)	(80)
Accounts payable and accrued liabilities	5	36
Accrued payroll and employee benefits	(44)	(2)
Deferred income taxes and income taxes receivable/payable	(50)	(19)
Other long-term assets/liabilities	81	(10)
Net cash provided by operating activities of continuing operations	362	328
Cash flows from investing activities:
Payments for property, plant and equipment	(42)	(20)
Acquisition of business	—	25
Collections on promissory note	2	4
Net proceeds from sale of assets	7	3
Proceeds from disposition of business	—	23
Other	—	(1)
Net cash (used in) provided by investing activities of continuing operations	(33)	34
Cash flows from financing activities:
Payments of long-term debt	(194)	(102)
Proceeds from debt issuance	—	690
Payments for debt issuance and modification costs	(4)	(30)
Proceeds from issuances of stock	10	25
Repurchases of stock and other	(26)	(20)
Special cash dividend payment	—	(993)
Dividend payments	(150)	(94)
Net cash used in financing activities of continuing operations	(364)	(524)
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(35)	(162)
Cash flows from discontinued operations:
Net cash used in investing activities of discontinued operations	—	(1)
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(35)	(163)
Cash, cash equivalents and restricted cash at beginning of period	396	673
Cash, cash equivalents and restricted cash at end of period	$361	$510

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
The unaudited condensed consolidated financial statements include the balances of all voting interest entities in which Leidos has a controlling voting interest (“subsidiaries”) and variable interest entity in which Leidos is the primary beneficiary in accordance with the consolidation accounting guidance. The consolidated balances of the Company’s variable interest entity is not material to the Company’s condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health). Additionally, the Company separately presents the costs associated with corporate functions as Corporate. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 15–Business Segments").
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. "Bad debt expense" has been aggregated within "Selling, general and administrative expenses" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in Estimates on Contracts
Changes in estimates related to long-term contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of Lockheed Martin Corporation's Information Systems & Global Solutions business (the "IS&GS Business") (see "Note 2–Acquisitions"), where the adjustment is made for the period commencing from the date of acquisition. Changes in these estimates can occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions, except per share amounts)
Net favorable impact to income from continuing operations before taxes	$9	$4	$71	$17
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.04	$0.02	$0.32	$0.12
Accounting Standards Updates Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step two of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the provisions of ASU 2017-04 prospectively in the first quarter of fiscal 2017 and the standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance in how certain cash receipts and cash payments are presented and classified on the statement of cash flows to reduce diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. Early adoption is permitted. The Company early adopted the provisions of ASU 2016-15 in the third quarter of fiscal 2017, and the adoption did not have a material impact on the Company's consolidated statement of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a revised guidance that requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. The ASU requires disclosure of the nature of the restrictions on cash balances along with a reconciliation of the amount of cash and cash equivalents, as presented on the balance sheet, to the amount of cash, cash equivalents and restricted cash, as presented on the statement of the cash flows. The update is effective for public companies in the beginning of fiscal year 2018, and should be applied on a retrospective basis. Early adoption is permitted. The Company early adopted the provisions of ASU 2016-18 in the third quarter of fiscal 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of adoption of this ASU, changes in restricted cash, which had previously been presented as operating activities, are now included within beginning and ending cash, cash equivalents and restricted cash balances on the statement of cash flows. Consequently, operating cash flows for the nine months ended September 29, 2017 and September 30, 2016 increased by $54 million and $44 million, respectively, with a corresponding increase in the total change in cash, cash equivalents and restricted cash for the respective periods (see "Note 13–Supplementary Cash Flow Information and Restricted Cash" for the disclosures required by this ASU).
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). This ASU supersedes all revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance throughout the Industry Topics of the codification. The guidance's core principle is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity will identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). The ASU further states that an entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the new revenue standard in the beginning of fiscal 2018, under the modified retrospective method, where the cumulative effect is recognized at the date of initial adoption.
As of September 29, 2017, the Company has substantially completed its evaluation of the ASU, including the anticipated impact on business processes, systems and controls, potential differences in the timing and/or method of revenue recognition for contracts and required disclosures. Adoption controls over the ASU have been designed, including documenting the process flow for such activities. Existing controls have also been evaluated and additional controls are being considered for new reporting requirements such as dual reporting.
The ASU requires expanded disclosures regarding the nature, timing, and uncertainty of revenue, cash flow and contract balances, including how and when performance obligations are satisfied and the relationship between revenue recognized and changes in contract balances during a reporting period. The Company is in the process of generating the data requirements and adding additional procedures to the quarterly process. The Company is also in the process of creating system generated reports to support certain required disclosures.
Based on the ongoing assessments, the Company believes the timing of and amount of revenue recognition will largely remain consistent between the current revenue standard and the revised revenue standard for the majority of the Company's contracts. Specifically, for time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive fee and fixed-price-incentive fee contracts, the Company will continue to recognize revenue over time as work progresses because of the continuous transfer of control to the customer, using an input measure (e.g., cost incurred) to reflect progress. The Company expects that differences, if any, in revenue recognition between the current and revised revenue standards will primarily occur within the firm-fixed-price contracts as a result of the identification of new performance obligations. Based on current evaluations, the Company does not expect the ASU to have a material impact on its consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. The update is effective for public companies in the beginning of fiscal 2019 and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is evaluating the provisions of ASU 2017-12 and its impact on the Company's consolidated cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2–Acquisitions
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the IS&GS Business in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation.
The final purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Working capital adjustments	81
Purchase price	$3,019
(1) Represents approximately 77 million new shares of Leidos common stock issued to those Lockheed Martin stockholders who elected to participate in the exchange offer, based on the Company's August 16, 2016, closing share price of $51.69, less the Leidos special cash dividend amount of $13.64, which the Lockheed Martin stockholders were not entitled to receive.
(2) Represents a portion of the $23 million total fair value of replacement equity-based awards attributable to the pre-Merger service period. The remaining $12 million, net of estimated forfeitures, will be recognized as stock-based compensation expense over the remaining requisite service period.
The final fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables	938
Inventory, prepaid expenses and other current assets	73
Property, plant and equipment	87
Intangible assets	1,194
Other assets	58
Accounts payable and accrued liabilities	(733)
Accrued payroll and employee benefits	(186)
Long-term debt, current portion	(23)
Deferred tax liabilities	(328)
Long-term debt, net of current portion	(1,780)
Other long-term liabilities	(45)
Total identifiable net liabilities assumed	(720)
Non-controlling interest	(13)
Goodwill	3,752
Purchase price	$3,019
During the quarter and nine months ended September 29, 2017, the Company recorded adjustments to finalize the fair value of acquired assets and liabilities assumed which resulted in a $37 million and $337 million increase in goodwill, respectively. Significant changes included intangible assets, receivables, property, plant and equipment, deferred tax assets, other assets, accounts payable and accrued liabilities and deferred tax liabilities.
During the quarter ended September 29, 2017, the Company recognized cumulative catch-up adjustments related to valuation adjustments for intangible assets and property, plant and equipment, which resulted in an increase of $6 million of amortization expense and $7 million of depreciation expense, respectively. For the nine months ended September 29, 2017, the Company recognized a cumulative catch-up adjustment related to valuation adjustments for intangible assets and equity method investments, which resulted in a decrease of $2 million and an increase of $7 million in amortization expense, respectively. The Company recorded the cumulative catch-up adjustments to amortization expense within "Selling, general and administrative expenses", adjustments to depreciation within "Costs of revenues" and "Selling, general and administrative expenses", and for earnings from equity method investments within "Equity earnings of non-consolidated subsidiaries", in the Company's condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ended June 30, 2017, the Company recorded a valuation adjustment to reflect the fair value of the non-controlling interest acquired. The fair value of $13 million was determined by calculating the present value of future cash flows for the non-controlling interest. Significant assumptions inherent in the valuation of the non-controlling interest include the estimated after-tax cash flows expected to be received and an assessment of the appropriate discount rate.
The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The value of goodwill has been allocated to the reporting units on a relative fair value approach (see "Note 6–Goodwill"). Of the total goodwill, $414 million is tax deductible.
The Company identified $1.2 billion of intangible assets, representing program and contract intangibles, backlog and software and technology. The fair value measurements were primarily based on significant inputs that are not observable in the market and represent a Level 3 measurement (see "Note 5–Fair Value Measurements"). The income approach was primarily used to value the intangible assets, consisting primarily of acquired program intangibles and funded backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Program and contract intangibles(1)	9.7	$1,011
Backlog	1.8	157
Software and technology	4.6	26
Total	8.6	$1,194
(1) The weighted average amortization period is estimated based on the projected economic benefits associated with these assets. Refer to "Note 7–Intangible Assets" for additional information.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Acquisition costs	$—	$27	$1	$40
Integration costs	21	17	55	28
Total acquisition and integration costs	$21	$44	$56	$68
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended	Nine Months Ended
(unaudited)	September 30, 2016	September 30, 2016
	(in millions, except per share amounts)
Revenues	$2,607	$7,868
Income from continuing operations	132	291
Income from continuing operations attributable to Leidos common stockholders	131	286
Earnings per share:
Basic	$0.87	$1.91
Diluted	0.86	1.88
The unaudited pro forma financial information above excludes acquisition-related costs of $27 million and $40 million for the quarter and nine months ended September 30, 2016, respectively, as a nonrecurring significant adjustment. This adjustment was made to account for certain costs incurred as if the Transactions had been completed on January 3, 2015.
Note 3–Divestitures
In April 2016, the Company disposed of a business, historically included within the Civil segment, that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract sold and guarantee of collection of the accounts receivable transferred. The Company paid $1 million of selling costs related to the transaction. The Company recorded the preliminary pre-tax gain on sale in "Other (expense) income, net" in the Company's condensed consolidated statements of income during the quarter ended July 1, 2016.
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
During the quarter ended June 30, 2017, Plainfield exercised the first of three one-year term extension options available under the original credit agreement, thereby extending the maturity date of the Note to July 24, 2018. Concurrent with this extension, the interest rate on the Note increased from 6% to 8%. Also, during the quarter ended June 30, 2017, Leidos and Plainfield entered into an amendment to the Note allowing Plainfield to defer up to $4 million of the interest and principal payments due in July 2017 and January 2018, until July 2018. In consideration of this deferment, Leidos received certain concessions and releases from obligations under the original transaction documents. As of September 29, 2017, the Company continues to expect the Note to be collectible in full.
Note 4–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring expenses related to this program were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Severance costs	$2	$4	$14	$4
Lease termination expenses	4	1	11	1
Restructuring expenses related to the IS&GS Business	$6	$5	$25	$5
These restructuring expenses have been recorded within Corporate and presented separately on the condensed consolidated statements of income.
The restructuring liability related to this program at September 29, 2017, was as follows:

	Severance costs	Lease termination expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	14	11	25
Cash payments	(20)	(10)	(30)
Balance as of September 29, 2017	$1	$2	$3
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
The Company's financial assets measured on a recurring basis at fair value consisted of the following:

	September 29, 2017		December 30, 2016
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Derivatives	$31	$31	$29	$29
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million fixed rate 4.45% senior secured notes maturing in December 2020, and cash flow interest rate swaps on $1.5 billion of the Company's variable rate senior secured term loans (see "Note 9–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable as of September 29, 2017, of $91 million approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 29, 2017 and December 30, 2016, the fair value of debt was $3.2 billion and $3.3 billion, respectively, and the carrying amount was $3.1 billion and $3.3 billion, respectively (see "Note 10–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
The Company’s cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturities of three months or less.
As of September 29, 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 6–Goodwill
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health). Additionally, the Company separately presents the costs associated with corporate functions as Corporate. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017 (see "Note 15–Business Segments").
Goodwill, including the amounts from the acquisition of the IS&GS Business, was allocated to the reporting units on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2016	$792	$244	$171	$1,207
Acquisition of the IS&GS Business	1,162	1,487	766	3,415
Goodwill at December 30, 2016	1,954	1,731	937	4,622
Adjustment to original purchase price allocation	94	259	(16)	337
Foreign currency translation adjustments	9	8	—	17
Goodwill at September 29, 2017	$2,057	$1,998	$921	$4,976
See "Note 2–Acquisitions" for the description of adjustments to the original purchase price allocation.
In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the nine months ended September 29, 2017 and September 30, 2016.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7–Intangible Assets
Intangible assets consisted of the following:

	September 29, 2017			December 30, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,013	$(145)	$868	$1,450	$(25)	$1,425
Backlog	158	(134)	24	200	(54)	146
Software and technology	89	(61)	28	61	(48)	13
Customer relationships	6	(5)	1	6	(5)	1
Total finite-lived intangible assets	1,266	(345)	921	1,717	(132)	1,585
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,270	$(345)	$925	$1,721	$(132)	$1,589
Amortization expense related to intangible assets, including those acquired through the Transactions, was $76 million and $212 million for the quarter and nine months ended September 29, 2017, respectively, and $27 million and $30 million for the quarter and nine months ended September 30, 2016, respectively.
The acquired program and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. The acquired backlog and software and technology intangible assets, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense as of September 29, 2017, was as follows:

Fiscal Year Ending
(in millions)
2017 (remainder of year)	$70
2018	202
2019	172
2020	128
2021	106
2022 and thereafter	243
$921

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	September 29, 2017	December 30, 2016
	(in millions)
Computers and other equipment	$195	$172
Leasehold improvements	166	161
Buildings and improvements	54	104
Office furniture and fixtures	35	35
Land	49	57
Construction in progress	21	12
	520	541
Less: accumulated depreciation and amortization	(308)	(282)
	$212	$259
Depreciation expense was $16 million and $42 million for the quarter and nine months ended September 29, 2017, respectively, and $10 million and $24 million for the quarter and nine months ended September 30, 2016, respectively.
Note 9–Derivative Instruments
The Company manages its risk to changes in interest rates through the use of derivative instruments. The Company does not hold derivative instruments for trading or speculative purposes. For fixed rate borrowings, the Company uses variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. For variable rate borrowings, the Company uses fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps are designated as cash flow hedges.
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 10–Debt").
The fair value of the Notes is stated at an amount that reflects changes in the benchmark interest rate, the six-month LIBOR rate, subsequent to the inception of the interest rate swaps through the reporting date.
Cash Flow Hedges
In August 2016, the Company entered into interest rate swap agreements to hedge the cash flows with respect to $1.2 billion of its variable rate senior secured term loans (the "Variable Rate Loans"). In September 2017, the Company entered into interest rate swap agreements to hedge the cash flows of an additional $300 million of its Variable Rate Loans. The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's Variable Rate Loans, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate. The interest rate swap agreements on $1.2 billion and $300 million of the Company's Variable Rate Loans have a maturity date of December 2021 and August 2022, respectively, and a fixed interest rate of 1.08% and 1.66%, respectively. The counterparties to these agreements are financial institutions.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The interest rate swap transactions were accounted for as cash flow hedges and qualified for hedge accounting treatment through the application of the long-haul method, which involves the comparison of cumulative changes in the fair value of the swap to the cumulative change in fair value of scheduled interest payments on the notional value (the perfectly effective hypothetical or "PEH"). The effective portion of the gain/loss on the swap is reported as a component of other comprehensive income/loss and will be reclassified into earnings on the dates the interest payments impact earnings. The amount of ineffectiveness recorded in the earnings is equal to the excess of the cumulative change in fair value of the swap over the cumulative change in the fair value of the PEH.
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	September 29, 2017	December 30, 2016
		(in millions)
Fair value interest rate swaps	Other assets	$4	$3
Cash flow interest rate swaps	Other assets	27	26
		$31	$29
The effect of the Company's cash flow hedges on other comprehensive income and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Effective portion recognized in other comprehensive income	$3	$(7)	$—	$(7)
Effective portion reclassified from accumulated other comprehensive income (loss) to earnings	—	1	1	1
Ineffective portion recognized in earnings	(1)	—	—	—
The Company expects to reclassify gains of $4 million from accumulated other comprehensive income (loss) into earnings during the next 12 months.
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	September 29, 2017(1)	December 30, 2016(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$452	$451
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	3.00%	—%	—	123
$690 million Term Loan A, due August 2022	3.00%	3.49%	652	676
$310 million Term Loan A, due August 2022	3.00%	3.48%	274	304
$1,131 million Term Loan B, due August 2023	3.25%	3.61%	1,103	1,110
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases due on various dates through fiscal 2020	0%-5.55%	Various	6	3
Total long-term debt			3,107	3,287
Less: current portion			64	62
Total long-term debt, net of current portion			$3,043	$3,225

(1)
The carrying amounts of the senior secured term loans and notes and unsecured notes as of September 29, 2017, and December 30, 2016, include the remaining principal outstanding of $3,145 million and $3,336 million, respectively, plus $4 million and $3 million, respectively, related to the fair value of the interest rate swaps (see "Note 9–Derivative Instruments"), less unamortized debt discounts of $37 million and $46 million, respectively, less deferred debt issuance costs of $11 million and $9 million, respectively.

In February 2017, Leidos amended the terms of its senior secured $1.1 billion Term Loan B, due August 2023. As a result, the margin on Term Loan B was reduced by 50 basis points to 2.25% and the six month call provision was extended an additional six months. The repricing of the term loan became effective on February 16, 2017.
In August 2017, Leidos amended its senior secured term loans and revolving credit facility credit agreements. These amendments reduced the applicable margins for the revolving credit facility and Term Loans A and B each by 25 basis points. Additionally, the maturity date for the revolving credit facility, $690 million Term Loan A and $310 million Term Loan A were each extended by one year to August 2022, and the scheduled increase in quarterly principal payments for both of these term loans was delayed one year to March 2020. The amendments also include a collateral suspension provision that will permit the secured credit agreements to become unsecured under certain circumstances.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.50% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At September 29, 2017, the current margin on Term Loan A was 1.75% and the margin on Term Loan B was 2.00%.
In addition to the required quarterly payments on the Company's term loans, the Company prepaid $105 million and $130 million during the quarter and nine months ended September 29, 2017, respectively.
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
Amortization of debt discount and deferred financing costs was $3 million and $10 million for the quarter and nine months ended September 29, 2017, respectively, and $3 million for the quarter and nine months ended September 30, 2016.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2022. As of September 29, 2017 and December 30, 2016, there were no borrowings outstanding under the credit facility.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of September 29, 2017.
Note 11–Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized (loss) gain on derivative instruments	Pension liability adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 1, 2016	$—	$(4)	$(4)	$(8)
Other comprehensive (loss) income	(8)	26	1	19
Taxes	1	(10)	2	(7)
Reclassification from accumulated other comprehensive income (loss)	—	(2)	(6)	(8)
Balance at December 30, 2016	(7)	10	(7)	(4)
Other comprehensive income (loss)	36	2	(1)	37
Taxes	(2)	1	—	(1)
Reclassification from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance at September 29, 2017	$27	$12	$(8)	$31
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
Note 12–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Basic weighted average number of shares outstanding	152	112	151	85
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	154	114	153	87
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the quarter and nine months ended September 29, 2017 and September 30, 2016, there was an immaterial amount of outstanding stock options and vesting stock awards that were antidilutive.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$78	$53
Cash paid for income taxes, net of refunds	158	45
Non-cash investing activity:
Stock issued for acquisition of the IS&GS Business	$—	$2,938
Non-cash financing activity:
Dividends declared and other	$2	$20
Stock issued in lieu of cash dividends	—	10
Capital lease obligation	6	—
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows, as required by the adoption of ASU 2016-18 (see "Note 1–Basis of Presentation and Summary of Significant Accounting Polices"):

	September 29, 2017	December 30, 2016
	(in millions)
Cash and cash equivalents	$287	$376
Restricted cash	74	20
Total cash, cash equivalents and restricted cash	$361	$396
The restricted cash is recorded within "Inventory, prepaid expenses and other current assets" in the Company's condensed consolidated balance sheets.
The restricted cash primarily comprises advance payments by customers on certain contracts, to pay for costs on those specified contracts.
Note 14–Income Taxes
For the quarter ended September 29, 2017, the effective tax rate was 31.9% compared to (22.7)% for the quarter ended September 30, 2016. The increase in the effective tax rate was primarily due to items that occurred during the quarter ended September 30, 2016 that did not recur during 2017. The tax deduction of the special cash dividend, related to the Transactions described in "Note 2–Acquisitions", on shares held by the Leidos retirement plan, and a benefit from the resolution of an uncertain tax position caused a substantial decrease in the rate for the quarter ended September 30, 2016.
For the nine months ended September 29, 2017, our effective tax rate was 30.1% compared to 12.7% for the nine months ended September 30, 2016. The increase was primarily due to the tax deduction of the special cash dividend, related to the Transactions described in "Note 2–Acquisitions", on shares held by the Leidos retirement plan that occurred during the nine months ended September 30, 2016.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15–Business Segments
During the quarter ended March 31, 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments . Additionally, the Company separately presents the costs associated with corporate functions as Corporate.The Company's operations and the new reportable segments are aligned around the nature of work and customers it serves. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017.
At September 29, 2017, the Company's reportable segments and Corporate were:

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
The segment information for the periods presented, of which the prior period has been recast to reflect the Company's current reportable segment structure, was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Revenues:
Defense Solutions	$1,201	$1,009	$3,738	$2,574
Civil	838	559	2,555	1,220
Health	464	300	1,361	674
Total revenues	$2,503	$1,868	$7,654	$4,468

Operating income (loss):
Defense Solutions	$80	$93	$222	$224
Civil	50	38	170	80
Health	63	28	184	62
Corporate	(42)	(58)	(118)	(101)
Total operating income	$151	$101	$458	$265
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Other (expense) income, net," "Interest income," "Interest expense" and "Income tax (expense) benefit," as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base.
Asset information by segment is not a key measure of performance used by the Company's chief operating decision maker, currently the Chairman and Chief Executive Officer.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16–Contingencies
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
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At September 29, 2017, the Company has a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company’s revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company’s request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company’s insurer. The terms of the proposed settlement remain subject to court approval, which is expected to occur in the first half of 2018.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Greek Government Contract
In 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company’s final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for $46 million, which has not been satisfied.  In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor, for which the award was subsequently increased to $63 million. The Greek government sought to annul the award through separate litigation in the Greek courts, however, on July 27, 2017, the Athens Court of Appeals issued a final decision rejecting the government's position. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.
Other Contingencies
VirnetX, Inc.
In fiscal 2007, the Company transferred several patents to VirnetX Inc., a subsidiary of VirnetX Holding Corp. In consideration of this transfer, the Company received certain license rights and the right to receive a percentage of the consideration received in patent infringement or enforcement claims against third parties. In November 2012, a jury found that Apple Inc. infringed two of the patents that the Company previously transferred to VirnetX and awarded $368 million to VirnetX, but the United States Court of Appeals for the Federal Circuit vacated this award. Although VirnetX petitioned the appeals court for an en banc review, this request was denied and the case was remanded to the Federal District Court for further proceedings, including a new jury trial which began on January 25, 2016.
On February 3, 2016, the jury in the United States Court for the Eastern District of Texas, Tyler Division, awarded VirnetX $626 million in a verdict against Apple for willful infringement of four VirnetX patents. However, on July 29, 2016, the court issued a new order in the pending litigation against Apple, Case No. 6:10-cs-417 ("Apple I") and Case No. 6:12-cv-855 ("Apple II"), vacating its previous order consolidating the two cases and ordering the parties to retry them as separate cases. On September 30, 2016, a jury in the United States Court for the Eastern District of Texas, Tyler Division, in the Apple I case, awarded VirnetX $302 million in a verdict against Apple for infringing the VirnetX patents at issue in the Apple I case.
On September 29, 2017, the court entered a final judgment in the case, and in an opinion and order, unsealed by the court on October 13, 2017, the court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court also awarded costs, certain attorneys’ fees, and certain interest, and directed VirnetX and Apple to meet and confer regarding those amounts, resulting in a filing by VirnetX asking the court to grant VirnetX an additional sum of over $96 million. This additional amount would bring the total award to VirnetX in the Apple I case to over $439 million. A jury trial in the Apple II case is expected to be scheduled by the court shortly after the conclusion of the Apple I case. Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, Apple may appeal the verdict and no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology.
The Company does not have any assets or liabilities recorded in connection with this matter as of September 29, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material effect on the Company’s business, financial position, results of operations and cash flows due to its reliance on government contracts.
During the quarter ended September 29, 2017, pursuant to the resolution of certain government accounting matters, including audits by the Defense Contract Audit Agency, the Company recorded a net $11 million reduction to its accrued liabilities.
Indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2012 and subsequent years for Leidos, Inc., and fiscal 2011 and subsequent years for Leidos Innovations. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability may be adversely affected.
As of September 29, 2017, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 17–Commitments
The Company has outstanding letters of credit of $92 million as of September 29, 2017, principally related to guarantees on contracts. The Company also has outstanding surety bonds in the amount of $155 million, principally related to performance and subcontractor payment bonds on the Company’s contracts. The outstanding letters of credit and surety bonds have various terms with the majority of the letters of credit and bonds expiring over the next four fiscal years.
Additionally, the Company has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. As of September 29, 2017, the Company is not aware of any existing event of default that would require it to satisfy any of these guarantees.

LEIDOS HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations and quantitative and qualitative discussion about business environment and trends should be read in conjunction with Leidos' condensed consolidated financial statements and related notes.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry and government budgets and spending. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to the “Company,” “we,” “us” and “our” refer collectively to Leidos and its consolidated subsidiaries.
Overview
We are a FORTUNE 500® science and technology company that provides technology and engineering services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: command, control, computing, communications and intelligence surveillance and reconnaissance ("C4ISR"); cybersecurity; systems engineering; large-scale agile software development; data analytics; enterprise IT modernization; and operations and sustainment. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Health and Human Services ("HHS"), U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom ("U.K."), the Middle East and Australia.
During the quarter ended March 31, 2017, we completed our business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil, Health). Additionally, we separately present the costs associated with corporate functions as Corporate. We commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 15–Business Segments").
Business Environment and Trends
U.S. Government Markets
In fiscal 2016, we generated approximately 81% of our total revenues from contracts with the U.S. Government. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
In May 2017, Congress approved an Omnibus Appropriation bill for the 2017 government fiscal year ("GFY 2017"), providing discretionary funding for the federal government for the remainder of the fiscal year ending September 30, 2017.
For GFY 2018, Congress has not enacted any of the 12 appropriations bills and thus no full fiscal year appropriation has been enacted. Since October 1, 2017, the government has been operating under a continuing resolution ("CR") which will expire on December 8, 2017. Several appropriations bills, especially in the House of Representatives, have been approved through the committee process and are ready for Congressional action. If no action is taken prior to expiration of the current CR, another short-term CR will be needed to continue government operations.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented 9% of total revenues for fiscal 2016. Our acquisition of the IS&GS Business has increased the relative contribution from international business to our consolidated revenues, particularly in the United Kingdom and Australia, and has therefore increased our exposure to international markets and the associated international regulatory and geopolitical risks.
Lockheed Martin Transaction
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation (see "Note 2–Acquisitions").
We incurred acquisition and integration costs of $21 million and $56 million during the three and nine months ended September 29, 2017, respectively, and $44 million and $68 million during the three and nine months ended September 30, 2016, respectively, and expect to incur additional integration costs in connection with the Transactions through fiscal 2018.
We incurred restructuring expenses of $6 million and $25 million during the three and nine months ended September 29, 2017, respectively, and $5 million during the three and nine months ended September 30, 2016, related to the acquired IS&GS Business. Restructuring expenses include costs associated with optimization of our real estate portfolio and severance costs associated with reducing headcount. We anticipate this restructuring program to last through fiscal 2020, and expect to incur a total of approximately $90 million in connection with these restructuring activities.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. Bookings and backlog are also useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 29, 2017	September 30, 2016	Dollar change	Percent change	September 29, 2017	September 30, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,503	$1,868	$635	34.0%	$7,654	$4,468	$3,186	71.3%
Operating income	151	101	50	49.5%	458	265	193	72.8%
Non-operating expense, net	(35)	(26)	(9)	34.6%	(99)	(52)	(47)	90.4%
Income from continuing operations before income taxes	116	75	41	54.7%	359	213	146	68.5%
Income tax (expense) benefit	(37)	17	(54)	NM	(108)	(27)	(81)	NM
Net income	79	92	(13)	(14.1)%	251	186	65	34.9%
Less: net (loss) income attributable to non-controlling interest	(3)	1	(4)	NM	(1)	1	(2)	NM
Net income attributable to Leidos common stockholders	$82	$91	$(9)	(9.9)%	$252	$185	$67	36.2%
Operating margin	6.0%	5.4%			6.0%	5.9%
NM - Not meaningful

LEIDOS HOLDINGS, INC.

The consolidated results of operations include revenues attributable to the acquired IS&GS Business of $1,287 million and $4,022 million and operating income of $70 million and $239 million for the three and nine months ended September 29, 2017, respectively, and revenues of $620 million and operating income of $26 million for the three and nine months ended September 30, 2016.
The increases in revenues in constant currency(1) for the three and nine months ended September 29, 2017 were 33.9% and 71.7%, respectively, as compared to actual increases in revenues of 34.0% and 71.3%, respectively. There was an adverse foreign currency impact attributable to our U.K. business in the Civil segment during the nine months ended September 29, 2017 as compared to the same period in the prior year.
Segment results and Corporate

	Three Months Ended				Nine Months Ended
Defense Solutions	September 29, 2017	September 30, 2016	Dollar change	Percent change	September 29, 2017	September 30, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,201	$1,009	$192	19.0%	$3,738	$2,574	$1,164	45.2%
Operating income	80	93	(13)	(14.0)%	222	224	(2)	(0.9)%
Operating margin	6.7%	9.2%			5.9%	8.7%
The increase in revenues for the three and nine months ended September 29, 2017 as compared to the three and nine months ended September 30, 2016, was primarily attributable to the acquired IS&GS Business of $220 million and $1,213 million, respectively, and growth in certain airborne programs, partially offset by a contract write-up during the third quarter of fiscal 2016 that did not recur in fiscal 2017 and completion of certain contracts.
The decrease in operating income for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, was primarily due to a write-up on a contract during the third quarter of fiscal 2016 that did not recur in fiscal 2017, partially offset by operating income from the acquired IS&GS Business of $15 million.
The decrease in operating income for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, was primarily due a write-up on a contract during the third quarter of fiscal 2016 that did not recur in fiscal 2017, and completion of certain contracts, partially offset by operating income from the acquired IS&GS Business of $31 million.

	Three Months Ended				Nine Months Ended
Civil	September 29, 2017	September 30, 2016	Dollar change	Percent change	September 29, 2017	September 30, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$838	$559	$279	49.9%	$2,555	$1,220	$1,335	109.4%
Operating income	50	38	12	31.6%	170	80	90	112.5%
Operating margin	6.0%	6.8%			6.7%	6.6%
The increase in revenues for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, was primarily attributable to the acquired IS&GS Business of $280 million.
The increase in revenues for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, was primarily attributable to the acquired IS&GS Business of $1,497 million, partially offset by fiscal 2016 revenues from the divestiture of the heavy construction business of $103 million, reduced scope and completion of certain contracts, and the adverse impact of foreign currency of $17 million.
The adverse impact of foreign currency was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
The increase in operating income for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, was primarily due to profit write-ups on certain contracts.
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

LEIDOS HOLDINGS, INC.

The increase in operating income for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, was primarily due to operating income from the acquired IS&GS Business of $73 million and higher margins on certain product sales.

	Three Months Ended				Nine Months Ended
Health	September 29, 2017	September 30, 2016	Dollar change	Percent change	September 29, 2017	September 30, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$464	$300	$164	54.7%	$1,361	$674	$687	101.9%
Operating income	63	28	35	125.0%	184	62	122	196.8%
Operating margin	13.6%	9.3%			13.5%	9.2%
The increase in revenues for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, was primarily attributable to the acquired IS&GS Business of $167 million.
The increase in revenues for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, was primarily attributable to the acquired IS&GS Business of $691 million and growth in our federal health business, partially offset by lower revenues from our commercial health business due to timing.
The increases in operating income for the three and nine months ended September 29, 2017 as compared to the three and nine months ended September 30, 2016, was primarily due to operating income from the acquired IS&GS Business of $39 million and $129 million, respectively.

	Three Months Ended				Nine Months Ended
Corporate	September 29, 2017	September 30, 2016	Dollar change	Percent change	September 29, 2017	September 30, 2016	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(42)	$(58)	$16	(27.6)%	$(118)	$(101)	$(17)	16.8%
The decrease in operating loss for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016, was primarily driven by a decrease of $23 million of acquisition and integration costs related to the acquired IS&GS Business.
The increase in operating loss for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016, was primarily driven by an increase of $19 million of restructuring expenses due to severance costs and lease termination expenses, partially offset by a decrease of $12 million of acquisition and integration costs related to the acquired IS&GS Business.
Non-Operating Expense, net
Non-operating expense, net for the three and nine months ended September 29, 2017, increased $9 million and $47 million, as compared to the three and nine months ended September 30, 2016, respectively, primarily due to interest expense associated with our term loans secured in connection with the Transactions. The increase in non-operating expense for the nine months ended September 29, 2017, was partially offset by foreign currency exchange gains, mostly due to the movement of the exchange rate between the U.S. dollar and the British pound.
Provision for Income Taxes
For the three months ended September 29, 2017, our effective tax rate was 31.9% compared to (22.7)% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily due to items that occurred during the three months ended September 30, 2016 that did not recur during 2017. The tax deduction of the special cash dividend, related to the Transactions described in "Note 2–Acquisitions", on shares held by the Leidos retirement plan, and a benefit from the resolution of an uncertain tax position caused a substantial decrease in our rate for the three months ended September 30, 2016.
For the nine months ended September 29, 2017, our effective tax rate was 30.1% compared to 12.7% for the nine months ended September 30, 2016. The increase was primarily due to the tax deduction of the special cash dividend, related to the Transactions described in "Note 2–Acquisitions", on shares held by the Leidos retirement plan that occurred during the nine months ended September 30, 2016.

LEIDOS HOLDINGS, INC.

Non-controlling Interest
Net loss attributable to non-controlling interest of $3 million and $1 million for the three and nine months ended September 29, 2017, and net income attributable to non-controlling interest of $1 million for the three and nine months ended September 30, 2016, relates to our interest in Mission Support Alliance, LLC, a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC, acquired as part of the Transactions.
Bookings and Backlog
We received net bookings worth an estimated $3.1 billion and $7.4 billion during the three and nine months ended September 29, 2017, respectively, compared to $2.9 billion and $5.1 billion for the three and nine months ended September 30, 2016, respectively.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. The estimated value of our total backlog was as follows:

	September 29, 2017	December 30, 2016
	(in millions)
Defense Solutions:
Funded backlog	$2,266	$3,171
Negotiated unfunded backlog	4,998	4,936
Total Defense Solutions backlog	$7,264	$8,107
Civil:
Funded backlog	$2,679	$1,950
Negotiated unfunded backlog	4,950	5,250
Total Civil backlog	$7,629	$7,200
Health:
Funded backlog	$638	$854
Negotiated unfunded backlog	2,163	1,575
Total Health backlog	$2,801	$2,429
Total:
Funded backlog	$5,583	$5,975
Negotiated unfunded backlog	12,111	11,761
Total backlog	$17,694	$17,736
Total backlog at September 29, 2017 included $163 million of benefit due to the impact of foreign currency movement between the U.S. dollar and the British pound.
Liquidity and Capital Resources
Overview
As of September 29, 2017, we had $287 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During the nine months ended September 29, 2017, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At September 29, 2017 and December 30, 2016, we had outstanding debt of $3.1 billion and $3.3 billion, respectively. In addition to the required quarterly payments on our term loans, we prepaid $105 million and $130 million during the quarter and nine months ended September 29, 2017, respectively. The notes outstanding as of September 29, 2017 contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 29, 2017.
We paid dividends of $48 million and $150 million during the three and nine months ended September 29, 2017, respectively, and $48 million and $94 million during the three and nine months ended September 30, 2016, respectively, excluding the special dividend paid as a result of the Transactions (see "Note 2–Acquisitions").
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(in millions)
Net cash provided by operating activities of continuing operations	$268	$273	$362	$328
Net cash (used in) provided by investing activities of continuing operations	(19)	16	(33)	34
Net cash used in financing activities of continuing operations	(175)	(463)	(364)	(524)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	74	(174)	(35)	(162)
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$74	$(174)	$(35)	$(163)
Net cash provided by operating activities decreased $5 million for the three months ended September 29, 2017, when compared to the prior year quarter, primarily due to higher payments for taxes and interest, partially offset by lower payments for acquisition and integration expenses and lower vendor payments.
Net cash provided by operating activities increased $34 million for the nine months ended September 29, 2017, when compared to the prior year, primarily due to the favorable timing of working capital changes, partially offset by higher payments for taxes and interest.
Net cash used in investing activities increased $35 million for the three months ended September 29, 2017, when compared to the prior year quarter, primarily due to cash acquired as part of the acquisition of the IS&GS Business in the prior year quarter and higher payments for purchases of property, plant and equipment in the current year quarter.
Net cash used in investing activities increased $67 million for the nine months ended September 29, 2017, when compared to the prior year, primarily due to cash acquired as part of the acquisition of the IS&GS Business in fiscal 2016, proceeds received from the divestiture of the heavy construction business in fiscal 2016 and higher purchases of property, plant and equipment.
Net cash used in financing activities decreased $288 million for the three months ended September 29, 2017, when compared to the prior year quarter, primarily due to a special cash dividend payment in connection with the Transactions of $993 million in the prior year quarter, partially offset by net proceeds from debt issuance activity of $660 million in the prior year quarter as well as increased payments of long-term debt of $25 million and less proceeds from issuances of stock of $16 million.
Net cash used in financing activities decreased $160 million for the nine months ended September 29, 2017, when compared to the prior year, primarily due to a special cash dividend payment in connection with the Transactions of $993 million in fiscal 2016 that did not recur, partially offset by net proceeds from debt issuance activity of $660 million in fiscal 2016 that did not recur as well as increased payments of long-term debt of $92 million, higher dividend payments of $56 million and less proceeds from issuances of stock of $15 million.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in "Note 17–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

LEIDOS HOLDINGS, INC.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 16–Contingencies" and "Note 17–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In September 2017, the Company entered into interest rate swap agreements to hedge the cash flows of $300 million of the Company's variable rate senior secured term loans (see "Note 9–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's variable rate senior secured term loans.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of December 30, 2016, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II of our Annual Report on Form 10-K for the year ended December 30, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 29, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As part of our ongoing integration of the IS&GS Business, we have integrated certain controls and related procedures with respect to the acquired operations. Other than incorporating these IS&GS Business controls, there have been no other changes in Leidos' internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, Leidos' internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 16–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
The following table presents repurchases of Leidos common stock during the quarter ended September 29, 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	7,040	$51.76	—	5,718,172
August 1, 2017 - August 31, 2017	2,866	54.12	—	5,718,172
September 1, 2017 - September 29, 2017	5,143	58.44	—	5,718,172
Total	15,049	54.49	—

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
10.1
First Amendment, dated August 16, 2017, to the Credit Agreement dated August 16, 2016, by and among Leidos, Inc., as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment.

10.2
Second Amendment, dated August 16, 2017, to the Credit Agreement dated as of August 16, 2016, by and among Leidos Innovations Corporation (f/k/a Abacus Innovations Corporation), as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment.

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
Date: November 3, 2017

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer