Form 10-K
period 2017-12-29
Leidos Holdings, Inc.
filed 2018-02-23
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2017, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $7,777,971,706.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 13, 2018 was 151,459,401 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders ("2018 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc., a Delaware corporation ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos was formed in 1969 by a small group of scientists led by physicist Dr. Robert Beyster. Since our founding 49 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of national concern.
Leidos is a FORTUNE 500® science, engineering and information technology company that makes the world healthier, safer and more efficient by providing services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering. Applying our technically advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA"), several other U.S. Government civil agencies and state and local government agencies. With a focus on delivering mission-critical solutions, Leidos generated 84% of our total revenues from U.S. Government contracts for fiscal 2017.
Building on our foundation in offering innovative services and solutions to U.S. Government customers, Leidos is expanding into international government and broader commercial markets. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. By leveraging expertise in multiple disciplines, tailoring our services and solutions to the particular needs of our targeted markets and using advanced analytics, we work to securely deliver services and solutions that not only meet customers' current goals, but also support their future endeavors.
For additional discussion and analysis related to recent business developments, see "Business Environment and Trends" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.
We use the terms "Company," "we," "us," and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
In March 2015, we changed our fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, we filed a Transition Report on Form 10-K for the 11-month period which began on January 31, 2015, and ended on January 1, 2016.
Our Business Segments
During fiscal 2017, we completed a business reorganization, which resulted in the identification of new reportable segments. We commenced operating and reporting under the new organization structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments.
At December 29, 2017, our business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the markets served and the nature of the products and services provided to customers in those markets. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.

Leidos Holdings, Inc. Annual Report - 1

PART I

Defense Solutions
Defense Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of our customers in the areas of intelligence surveillance and reconnaissance ("ISR"), enterprise information technology ("IT") and integrated systems and cybersecurity and global services. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, DHS, government agencies of U.S. allies abroad and other federal, civilian and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 49%, 55% and 64% of total revenues for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.
Our Defense Solutions business offers broad technology, development and integration capabilities and is responsible for leading our efforts in surveillance and reconnaissance, integrated systems solutions and global services for the U.S. Intelligence Community, military commands and other government and commercial customers.

•
Surveillance and Reconnaissance – We offer a wide range of technologies in multiple domains that address the nation's most critical threats and deliver solutions to the U.S. Intelligence Community, DoD and military services. A primary focus is on the DoD's technology organizations, which include the Defense Advanced Research Projects Agency, Army Research Lab, Air Force Research Lab and Navy Research Lab. Our market concentration is on airborne and ground ISR, maritime systems, sensor systems, autonomous systems and command and control. We provide multi-spectral, airborne, ground and maritime ISR collection and processing systems, advanced sensor design, command and control solutions and training systems.

•
Enterprise IT and Integrated Systems – We offer extensive software development capabilities for intelligence and information systems and deliver mission and enterprise-level solutions to the U.S. and allied Intelligence Community, DoD, military services, DHS and the Australian Department of Defense. Our markets include cybersecurity, data analytics, enterprise IT and operations and logistics. Our cybersecurity solutions detect and manage the most sophisticated cyber threats. We are highly skilled in data analytics, and we design, develop, integrate, deploy and support information-centric software and enterprise IT systems for complex, data-driven national security challenges. Our operations and logistics offerings include enterprise platforms that speed the supply chain of highly complex systems.

•
Global Services – We provide high-end services to the U.S. Intelligence Community, DoD and federal civilian agencies. Operating around the world daily, we provide intelligence analysis, operational support, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe.

Civil
Our Civil business is focused on seamlessly integrating and protecting physical, digital and data domains. By applying leading science, effective technologies and business acumen, our forward thinkers are helping customers maximize their performance and take on the connected world with data-driven insights, improved efficiencies and technological advantages. Civil represented 33%, 29% and 24% of total revenues for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.

•
Aviation Solutions – Leidos is a trusted systems integrator serving Air Navigation Service Providers including the FAA, the Transportation Security Administration ("TSA") and airport operators. Our work in airport modernization helps stakeholders achieve stated objectives, including increased operational efficiency and safety, a technology enhanced passenger experience, non-aeronautical revenue enablement and state-of-the-art situational awareness and security. Leidos air traffic control systems are used in Air Navigation Service Provider facilities that control more than 60 percent of the world's air traffic. We work diligently to support the Federal Aviation Administration's NextGen program with government accepted systems including En Route Automation Modernization, Advanced Technology Oceanic Procedures, Time Based Flow Management and Terminal Flight Data Management. For the NATS system in the United Kingdom, we offer the SkyLine Air Traffic Management suite to enhance safety, improve on-time performance, and increase fuel efficiency.

Leidos Holdings, Inc. Annual Report - 2

PART I

•
Security Products – Our Vehicle and Cargo Inspection System ("VACIS") systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the "reduced size" segment of this market with small, flexible systems that can be installed at airport check-in counters. We also have a line of radiation detection systems, which are used today at ports, border crossings and industrial facilities around the world – including most ports and border crossings in the United States.

•
Enterprise IT Services – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery, and end-user satisfaction. Leidos is modernizing enterprise IT for CONUS/OCONUS programs in classified and unclassified environments, including programs with the General Services Administration, the Department of Housing and Urban Development and the Department of Justice.

•
Federal Environment and Infrastructure – We are trusted by civilian and defense agencies with substantial environmental and sustainability driven missions. Our pedigree across environmental management, nuclear security, energy efficiency, infrastructure management, mission support, and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support several of the Department of Energy's largest nuclear production, operations and remediation sites. At Hanford, we provide site-wide infrastructure management and operation including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability and compliance, first responder services, and future project planning. Our environmental engineers and scientists address all aspects of remediation for soil, groundwater, surface water, and sediment, including removal, treatment, bioremediation, containment, resource management, land use and institutional controls, air emission control and monitoring, and remedy performance monitoring and reviews, including National Emergency Rapid Response.

•
Logistics – Leidos is a global leader in large-scale, complex operations and logistics. Our programs extend from the bottom of the world on the Antarctic ice to the orbiting outpost that is the International Space Station. Our expertise goes beyond supply sourcing, shipping, warehousing, and maintenance as we also provide systems engineering, specialized product support, training and field readiness, base operations, data analytics, and software development. We are helping our customers – including the United Kingdom Ministry of Defence ("U.K. MoD"), the National Science Foundation ("NSF") and the National Aeronautics and Space Administration ("NASA") – streamline logistics through data analytics so more of their budgets can be applied to their mission activities.

Health
Our Health business is focused on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high quality, cost effective care and are accomplished through the integration of information technology, engineering, health and life sciences, clinical insights and health policy. The capabilities we provide are principally encapsulated by four major areas of activity: complex systems integration, managed health services, enterprise IT transformation and life sciences. Health represented 18%, 16% and 12% of total revenues for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.

•
Complex Systems Integration – Leidos employs whole-systems thinking in fielding applied technology solutions across the entire continuum of care. We are working as the lead systems integrator deploying the next generation electronic health records system to DoD hospitals and treatment facilities worldwide, responsible for architecture, cyber and complex systems integration. We provide information technology solutions to the Department of Veterans Affairs, National Institutes of Health, DoD and other government customers. Commercially, we are one of the largest systems integration and staff support firms for hospitals deploying modern electronic health records, and combined with our federal work, Leidos has a significant presence in electronic health record implementation, optimization and support. In addition, we provide

Leidos Holdings, Inc. Annual Report - 3

PART I

consulting services and operational support focused on addressing solutions to health care legislation, IT strategy, revenue cycle management, accountable care transformation, risk management, technology infrastructure and project management. Our teams are staffed with clinical subject matter experts who draw upon their deep experience and knowledge of healthcare and IT systems.

•
Managed Health Services – We deploy a national footprint of health clinics and health providers to support care delivery services, including medical disability examinations for the Veterans Administration (including behavioral assessments), as well as serving other independent medical exam markets. We have developed unique capabilities in behavioral health management through many decades of experience with a special emphasis on substance abuse services. Our managed health services activities leverage our IT and mission enablement capabilities.

•
Enterprise IT Transformation – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes IT strategic planning, outsourcing and management of large scale data centers, agile software development and system transformation, cloud migration and application modernization, digitization and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA and commercial customers. Leidos helps customers transform our customer’s IT environment in support of their most critical missions. All of this is accomplished in a highly secure manner by leveraging our cyber security capabilities.

•
Life Sciences – We provide life science research and development support to the National Institutes of Health, Center for Disease Control, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research, where we employ about 2,200 scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.

From the biomedical sciences to implementing and optimizing electronic health records to enabling providers to perform care coordination and population health management, Leidos is pioneering the use of systems integration principles, processes and technologies to transform the health industry’s evolution towards better quality, more cost effective and safe care.
Corporate
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. Government customers and certain other expense items excluded from a reportable segment's performance.
Acquisitions and Divestitures
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Lockheed Martin Transaction" and "Note 2—Acquisitions" for a further description of the Lockheed Martin Transaction.
During fiscal 2016 and the 11-month period ended January 1, 2016, we divested three businesses. One of these non-strategic divestitures was reclassified as discontinued operations on a retrospective basis. For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Divestitures" and "Note 3—Divestitures."
Key Customers
The majority of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. Government, with the remaining attributable to international customers, including the U.K. MoD and Australian Department of Defense, and customers across a variety of commercial markets. Within the U.S. Government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, DHS, FAA, TSA, the Defense Health Agency, NASA, NSF, the Environmental Protection Agency and research agencies like the Defense Advanced Research Projects Agency.

Leidos Holdings, Inc. Annual Report - 4

PART I

The percentage of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of consolidated revenues for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
U.S. Government	84%	81%	76%
U.S. DoD	47%	56%	64%
U.S. Army	13%	14%	14%
Maryland Procurement Office	5%	7%	10%
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Employees
As of December 29, 2017, we employed approximately 31,000 full and part-time employees in more than 28 countries worldwide. The experience and expertise of our employees makes Leidos capable of solving our customers' most challenging technical problems. Approximately 39% of our employees have degrees in Science, Technology, Engineering or Mathematics fields, nearly 1,000 employees have doctoral degrees, approximately 38% of our employees possess security clearances and approximately 21% of our employees are military veterans.
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded internal research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated to U.S. Government contracts. For fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, our company-funded IR&D expense was $42 million, $44 million and $29 million, respectively, which as a percentage of consolidated revenues was 0.4%, 0.6% and 0.6%, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Competition
Competition for contracts is intense, and we often compete against a large number of established multinational corporations that may have greater name and brand recognition. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. Government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. Government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•
the engineering and technical services divisions of large defense contractors that provide U.S. Government IT services in addition to other hardware systems and products, including companies such as The Boeing

Leidos Holdings, Inc. Annual Report - 5

PART I

Company, General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, BAE Systems plc, L-3 Technologies Inc. and Raytheon Company;

•
contractors focused principally on technical services, including U.S. Government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International Inc., CSRA, Inc., ManTech International Corporation, SAIC, Cubic, Jacobs, Vencore and KeyW;

•
diversified commercial and U.S. Government IT providers, such as Accenture plc, DXC Technology, International Business Machines Corporation ("IBM"), Amazon Web Services, AT&T, RSA, Verizon and Unisys Corporation;

•	contractors focused on supplying homeland security product solutions, including OSI Systems, Inc., L-3 Technologies Inc. and Smiths Group plc;

•	contractors providing supply chain management, other logistics services and major systems operations and maintenance, including AAR, DynCorp, Parsons, PAE, Vectrus and Cubic;

•	companies focused on providing health solutions and services to the U.S. Government and hospitals, including Accenture plc, Booz Allen Hamilton, CSRA, Inc., DXC Technology, IBM and Optum; and

•	diversified international federal government IT and technical services providers, including BAE Systems plc, The Boeing Company, IBM, Accenture plc, Thales, Cubic and DXC Technology.
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

•
Indefinite Delivery/Indefinite Quantity ("IDIQ") Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-established contractor. Under a multiple-award IDIQ contract, task orders can be

Leidos Holdings, Inc. Annual Report - 6

PART I

awarded to any of the pre-established contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as "government-wide acquisition contracts." IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.

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
Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time through a termination for the convenience of the U.S. Government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. Government issues a termination for convenience. These regulations and risks are described in more detail below under "Business–Regulation" and "Risk Factors" in this Annual Report on Form 10-K.
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

•
Fixed-price-incentive fee ("FP-IF") contracts are substantially similar to cost plus incentive fee contracts except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor) and profit adjustment formula. Under a FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our

Leidos Holdings, Inc. Annual Report - 7

PART I

costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.

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
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. We expect to recognize a substantial portion of our funded backlog from U.S. Government customers as revenues within the next 12 months. However, the U.S. Government may cancel any contract at any time through a termination for the convenience of the U.S. Government. In addition, certain contracts with commercial or non-U.S. Federal Government customers included in funded backlog may include provisions that allow the customer to cancel at any time. Many of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see "Results of Operations—Bookings and Backlog" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.
Seasonality
The U.S. Government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. Government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, our quarterly results may be impacted by the number of working days in a given quarter. We tend to generate less revenue from our labor services during the fourth quarter as a result of the holiday season. For selected quarterly financial data, see "Selected Quarterly Financial Data" in Part II of this Annual Report on Form 10-K.
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

Leidos Holdings, Inc. Annual Report - 8

PART I

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

Leidos Holdings, Inc. Annual Report - 9

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
We generated 84%, 81% and 76% of our total revenues during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively, from contracts with the U.S. Government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. We generated more than 10% of our total revenues during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, from the U.S. Army. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts. Our reputation and relationship with the U.S. Government, and in particular with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.
A decline in the U.S. Government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD, either as a prime contractor or subcontractor to other contractors, represented approximately 47% of our total revenues for fiscal 2017. Levels of DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.
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

Leidos Holdings, Inc. Annual Report - 10

PART I

Because we depend on U.S. Government contracts, a delay in the completion of the U.S. Government's budget process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have from time to time experienced a decline in revenues in our fourth quarter as a result of this annual budget cycle, and we could experience similar declines in revenues from future delays in the budget process. When the U.S. Government fails to complete its budget process or to provide for a continuing resolution, a federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
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

Leidos Holdings, Inc. Annual Report - 11

PART I

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
U.S. Government agencies, including the DCAA, DCMA and others, routinely audit and review a contractor's performance on government contracts, indirect rates and pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including; a contractor's accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
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
A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. Government customers until the control deficiencies are corrected and our remediations are accepted by DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an "approved" determination of our various business systems from the responsible U.S. Government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government.
Indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years for Leidos Inc., and fiscal 2011 and subsequent fiscal years for Leidos Innovations. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
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

Leidos Holdings, Inc. Annual Report - 12

PART I

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
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. Government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders, and to the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.
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

Leidos Holdings, Inc. Annual Report - 13

PART I

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
As of December 29, 2017, our total backlog was $17.5 billion, including $5.0 billion in funded backlog. Due to the U.S. Government's ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or may never realize revenues from some of the contracts that

Leidos Holdings, Inc. Annual Report - 14

PART I

are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 28% of our total revenues for fiscal 2017. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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
We are subject to a number of lawsuits and claims described in "Legal Proceedings" in Part I of this Annual Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described in "Legal Proceedings," are subject to inherent uncertainties and management’s view of these matters may change in the future.

Leidos Holdings, Inc. Annual Report - 15

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

Leidos Holdings, Inc. Annual Report - 16

PART I

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

Leidos Holdings, Inc. Annual Report - 17

PART I

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

•
acquired entities or joint ventures may not achieve expected business growth or operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover investments in any such acquisitions;

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
Goodwill and other intangible assets represent approximately 65% of our total assets and any impairment of these assets could negatively impact our results of operations.
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
We rely on our teaming relationships with other prime contractors and subcontractors, who are also often our competitors in other contexts, in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform

Leidos Holdings, Inc. Annual Report - 18

PART I

the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. Government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. Government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. Government contractor which could increase competition for future contracts and impair our ability to perform on contracts.
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

Leidos Holdings, Inc. Annual Report - 19

PART I

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
Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government and foreign laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.
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
Our financial results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our financial results may be negatively affected by any of the risk factors listed in this "Risk Factors" section and other matters described elsewhere in this Annual Report on Form 10-K.
We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.
Accounting for many of our programs requires judgment relative to assessing risks, including risks associated with estimating directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual

Leidos Holdings, Inc. Annual Report - 20

PART I

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

•
Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are limited in their ability to take certain actions other than in connection with its annual

Leidos Holdings, Inc. Annual Report - 21

PART I

stockholders' meeting or a special meeting called at the request of qualified stockholders as provided in our certificate of incorporation and bylaws.

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
This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements may include statements regarding the benefits and synergies of the Transactions and future opportunities for the combined company following the transaction. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•
developments in the U.S. Government defense budget, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. Government budget process or approval of raising the debt ceiling;

•	delays in the U.S. Government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. Government procurement rules, regulations, and practices;

•	our compliance with various U.S. Government and other government procurement rules and regulations;

•	governmental reviews, audits and investigations of our company;

•	our ability to effectively compete and win contracts with the U.S. Government and other customers;

•	our reliance on information technology spending by hospitals/health care organizations;

•	our reliance on infrastructure investments by industrial and natural resources organizations;

•	energy efficiency and alternative energy sourcing investments;

•	investments by U.S. Government and commercial organizations in environment impact and remediation projects;

•	our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;

•	our ability to accurately estimate costs associated with our firm-fixed-price and other contracts;

•	resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;

•	cybersecurity, data security or other security threats, system failures or other disruptions of our business;

Leidos Holdings, Inc. Annual Report - 22

PART I

•	our ability to effectively acquire businesses and make investments;

•	our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;

•	our ability to manage performance and other risks related to customer contracts;

•	the failure of our inspection or detection systems to detect threats;

•	the adequacy of our insurance programs designed to protect us from significant product or other liability claims;

•	our ability to manage risks associated with our international business;

•	exposure to lawsuits and contingencies associated with Lockheed Martin’s Information Systems & Global Solutions business;

•	our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 29, 2017, we conducted our operations in 348 offices located in 39 states, the District of Columbia and various foreign countries. We occupy approximately 7.1 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 3.4 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of December 29, 2017, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Gaithersburg, Maryland	1	542,000	44.8
San Diego, California	2	262,000	13.5
Columbia, Maryland	1	95,000	7.3
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See "Note 18—Leases" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K for information regarding commitments under leases.

Leidos Holdings, Inc. Annual Report - 23

PART I

Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in "Note 21—Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 21—Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Leidos Holdings, Inc. Annual Report - 24

PART I

Executive Officers of the Registrant
The following is a list of the names and ages (as of February 23, 2018) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	61
Mr. Krone has served as Chief Executive Officer since July 2014. Mr. Krone is also Chairman of the Board. He brings more than 36 years of operational, strategic, and financial execution experience for some of the nation’s most prominent names in aerospace. Mr. Krone has held senior program management and finance positions at The Boeing Company, McDonnell Douglas Corp., and General Dynamics. Mr. Krone is currently a member of the Georgia Tech Foundation Board of Trustees. He is a long-time supporter of the Urban League, and currently serves on the board of the Greater Washington chapter. He is also a member of the Executive Council of the Aerospace Industries Association (AIA) and a member of the AOPA Foundation's Board of Visitors.

James C. Reagan	59
Mr. Reagan has served as Executive Vice President and Chief Financial Officer since July 2015. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan was with Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions, and engineering and analysis services to the U.S. Intelligence Community, Department of Defense, and federal and civilian agencies, where he served as Senior Vice President and Chief Financial Officer. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. Government. Mr. Reagan is a Certified Public Accountant.

Ann M. Addison	56
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

Gerard A. Fasano	52
Mr. Fasano has served as Executive Vice President and Chief of Business Development & Strategy since August 2016 when he joined Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation over 30 years in several capacities, most recently as a Vice President and General Manager in their former Information Systems & Global Solutions business.

John J. Fratamico, Jr.	60
Dr. Fratamico has served as Executive Vice President and Chief Technology Officer since November 2016 and before that, as President, National Security Solutions - Surveillance and Reconnaissance Group. Before joining Leidos, Dr. Fratamico served as Chief Scientist at McDonnell Douglas Technologies Incorporated.

Angela L. Heise	43
Ms. Heise has served as President, Civil Group since August 2016 when she joined Leidos. Prior to joining Leidos, Ms. Heise served as Vice President of Enterprise Information Technology Solutions for Lockheed Martin Corporation's former Information Systems & Global Solutions business.

Jerald S. Howe, Jr.	62
Mr. Howe has served as Executive Vice President and General Counsel since July 2017. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP where he served in the firm’s government contracts, mergers and acquisitions, and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military, and homeland defense agencies.

Leidos Holdings, Inc. Annual Report - 25

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Timothy J. Reardon	53
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

Jonathan W. Scholl	56
Mr. Scholl has served as President, Health Group since August 2016, and before that, as President, Health and Infrastructure group. Prior to joining Leidos, Mr. Scholl served for five years as the Chief Strategy Officer for Texas Health Resources, one of the largest nonprofit health care delivery systems in the country. Prior to that, he spent 15 years with The Boston Consulting group and served as Head of their North American Healthcare Provider Practice and leader of their Lean Six Sigma initiative for hospitals. He also served as vice president for applications development for the TenFold HealthCare Group in Dallas. Mr. Scholl served five years in the U.S. Navy as a nuclear submarine officer and nuclear power plant instructor.

Leidos Holdings, Inc. Annual Report - 26

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Leidos’ common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS." The range of high and low sales prices at closing of Leidos' common stock on the NYSE for the periods presented were as follows:
Historical Stock Prices

	Fiscal 2017
	High	Low
1st quarter (December 31, 2016 to March 31, 2017)	$54.87	$48.31
2nd quarter (April 1, 2017 to June 30, 2017)	$56.37	$49.95
3rd quarter (July 1, 2017 to September 29, 2017)	$59.43	$51.19
4th quarter (September 30, 2017 to December 29, 2017)	$65.22	$59.92

	Fiscal 2016
	High	Low
1st quarter (January 2, 2016 to April 1, 2016)	$56.19	$40.79
2nd quarter (April 2, 2016 to July 1, 2016)	$52.32	$45.71
3rd quarter (July 2, 2016 to September 30, 2016)	$52.33	$38.50
4th quarter (October 1, 2016 to December 30, 2016)	$52.38	$41.18
Holders of Common Stock
As of February 13, 2018, there were approximately 22,135 holders of record of Leidos common stock. The number of stockholders of record of Leidos common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2017 and 2016, Leidos declared and paid quarterly dividends totaling $1.28 per share of Leidos common stock. Leidos currently intends to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by Leidos' Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
In connection with the Transactions (see "Note 2—Acquisitions" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K), Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, Leidos paid out $993 million to stockholders of record as of August 15, 2016, and accrued $29 million as dividend equivalents with respect to outstanding unvested equity awards.

Leidos Holdings, Inc. Annual Report - 27

PART II

Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through December 29, 2017 to two indices: (i) the Standard & Poor's 400 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 31, 2012, and that dividends, if any, have been reinvested. On September 27, 2013, we completed the spin-off of New SAIC. Our stockholders received one share of New SAIC common stock for every seven shares of our common stock held on the record date (September 19, 2013). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Stock Price Growth vs. S&P 400 Composite and S&P 500 IT Services Indices

Index Value
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
Leidos Stock Price	100	170	165	221	279	361
S&P 400 Composite Index	100	155	170	166	201	233
S&P 500 IT Services IT - Svcs Index	100	126	133	142	156	205

*Leidos SAIC split effective 9/28/13 *4 for 1 stock split adjusted Leidos historical price

Purchases of Equity Securities
On February 16, 2018, the Company’s Board of Directors authorized a new share repurchase program of up to 20 million shares of the Company’s outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of the Company’s outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in December 2013.

Leidos Holdings, Inc. Annual Report - 28

PART II

The following table presents repurchases of Leidos common stock during the quarter ended December 29, 2017:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2017	—	$—	—	5,718,172
October 1, 2017 - October 31, 2017	5,993	60.88	—	5,718,172
November 1, 2017 - November 30, 2017	6,571	62.34	—	5,718,172
December 1, 2017 - December 29, 2017	2,993	63.61	—	5,718,172
Total	15,557	$62.02	—

(1)
The total number of shares purchased includes: (i) shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units; and (ii) shares purchased upon surrender by stockholders of previously owned shares in payment of the exercise price of non-qualified stock options and/or to satisfy statutory tax withholdings obligations.

Item 6. Selected Financial Data
The selected financial data for the five-year period set forth below is derived from our consolidated financial statements for fiscal years 2017 and 2016, the 11-month period ended January 1, 2016, and for fiscal years 2015 and 2014.
This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II and our consolidated financial statements and the notes thereto contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 29

PART II

	12 Months Ended(1)		11 Months Ended(1)	12 Months Ended(1)
	December 29, 2017(2)	December 30, 2016(3)	January 1, 2016(4)	January 30, 2015(5)	January 31, 2014(6)
	(in millions, except for per share amounts)
Consolidated Statement of Income (Loss) Data:
Revenues	$10,170	$7,043	$4,712	$5,063	$5,755
Operating income (loss)	559	417	320	(214)	163
Income (loss) from continuing operations	364	246	243	(330)	84
(Loss) income from discontinued operations, net of taxes	—	—	(1)	7	80
Net income (loss)	364	246	242	(323)	164
Less: net (loss) income attributable to non-controlling interest	(2)	2	—	—	—
Net income (loss) attributable to Leidos Holdings, Inc.	$366	$244	$242	$(323)	$164
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.41	$2.39	$3.33	$(4.46)	$0.98
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	0.10	0.96
Net income (loss) attributable to Leidos common stockholders	$2.41	$2.39	$3.32	$(4.36)	$1.94
Diluted:
Income (loss) from continuing operations attributable to Leidos common stockholders	$2.38	$2.35	$3.28	$(4.46)	$0.98
(Loss) income from discontinued operations, net of taxes	—	—	(0.01)	0.10	0.96
Net income (loss) attributable to Leidos common stockholders	$2.38	$2.35	$3.27	$(4.36)	$1.94
Cash dividend per common share	$1.28	$14.92	$1.28	$1.28	$5.60

	December 29, 2017	December 30, 2016	January 1, 2016	January 30, 2015	January 31, 2014
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$8,990	$9,132	$3,370	$3,281	$4,162
Long-term debt, including current portion	$3,111	$3,287	$1,081	$1,158	$1,323
Other long-term liabilities(7)	$129	$204	$149	$147	$161

(1)
References to financial data are to the Company's continuing operations, unless otherwise noted. During the year ended January 31, 2014, the Company completed the spin-off of New SAIC. The operating results of New SAIC are included in discontinued operations.

(2)
Fiscal 2017 includes acquisition and integration costs of $102 million and restructuring expenses of $37 million. For further information, see "Note 2—Acquisitions" and "Note 4—Restructuring Expenses" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(3)
Fiscal 2016 includes acquisition and integration costs of $90 million and restructuring expenses of $14 million. For further information, see "Note 2—Acquisitions" and "Note 4—Restructuring Expenses" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(4)
Reflects the 11-month period of January 31, 2015, through January 1, 2016, as a result of the change in our fiscal year end. For further information see, "Note 1—Summary of Significant Accounting Policies–Reporting Periods" of the notes to the consolidated financial

Leidos Holdings, Inc. Annual Report - 30

PART II

statements contained within this Annual Report on Form 10-K. The 11-month period ended January 1, 2016, results include a gain on a real estate sale of $82 million, tangible asset impairment charges of $29 million, intangible asset impairment charges of $4 million and bad debt expense of $8 million. For further information, see "Note 18—Leases," "Note 3—Divestitures," and "Note 8—Receivables" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

(5)	Fiscal 2015 results include goodwill impairment charges of $486 million, intangible asset impairment charges of $41 million and a tangible asset impairment charge of $40 million.

(6)	Fiscal 2014 results include intangible asset impairment charges of $51 million, bad debt expense of $44 million, and separation transaction and restructuring expenses of $65 million.

(7)
For fiscal 2017 and fiscal 2016, the Company has separately disclosed "Deferred tax liabilities," which was previously aggregated within "Other long-term liabilities" within the consolidated balance sheets. Deferred tax liabilities for fiscal 2017, fiscal 2016, the 11-month period ended January 1, 2016, fiscal 2015 and fiscal 2014 were $220 million, $540 million, $34 million, $21 million and $66 million, respectively.

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
The information presented in the Results of Operations compares fiscal 2017 (December 31, 2016 - December 29, 2017) to fiscal 2016 (January 2, 2016 - December 30, 2016) and compares fiscal 2016 to the 11-month transition period ended January 1, 2016 (January 31, 2015 - January 1, 2016). As a result, fiscal 2016 includes an additional month of activity as compared to the 11-month period ended January 1, 2016, which is a factor in the year-over-year changes discussed.
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

Leidos Holdings, Inc. Annual Report - 31

PART II

Overview
We are a FORTUNE 500® science, engineering and information technology company that makes the world healthier, safer and more efficient by providing services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA"), several other U.S. Government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.
During fiscal 2017, we completed a business reorganization, which resulted in the identification of three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the costs associated with corporate functions as Corporate. We commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 20—Business Segments").
For additional information regarding our reportable segments, see “Business” in Part I and "Note 20—Business Segments" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.
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

Sales Trend. For fiscal 2017, revenues increased by $3.1 billion, or 44%, compared to fiscal 2016, primarily attributable to the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation acquired during the third quarter of fiscal 2016 and growth in airborne programs. The increase was partially offset by fiscal 2016 revenues from the divestiture of the heavy construction business, net volume decreases and lower revenues from our international business.
For fiscal 2016, revenues increased by $2.3 billion, or 49%, compared to the 11-month period ended January 1, 2016, primarily attributable to the acquired IS&GS Business. The revenue increase is also due to revenues from our international business and increases in fees resulting from the achievement of contract milestones and related profit write-ups on certain contracts. See "Results of Operations" below for further discussion of our segment results.
Operating Expenses and Income Trend. For fiscal 2017, operating expenses increased by $3.0 billion, or 45%, compared to fiscal 2016, primarily attributable to the acquired IS&GS Business. Operating margin for fiscal 2017 was 5.5% compared to 5.9% for fiscal 2016. The decrease in operating margin was primarily due to a contract write-up in fiscal 2016 along with an increase in integration costs and restructuring expenses, partially offset by a decrease in acquisition costs. For fiscal 2017, our operating income was $559 million, a $142 million increase compared to fiscal 2016. The increase in operating income was primarily attributable to the operating results of the acquired IS&GS Business.
For fiscal 2016, operating expenses increased by $2.2 billion, or 51%, compared to the 11-month period ended January 1, 2016, primarily attributable to the acquired IS&GS Business. Operating margin for fiscal 2016 was 5.9% compared to 6.8% for the 11-month period ended January 1, 2016. The decrease in operating margin was primarily due to acquisition and integration costs incurred during fiscal 2016 related to the acquisition of the IS&GS Business. For fiscal 2016, our operating income was $417 million, a $97 million increase compared to the 11-month period

Leidos Holdings, Inc. Annual Report - 32

PART II

ended January 1, 2016. The increase in operating income was primarily attributable to the operating results of the acquired IS&GS Business.
From a macroeconomic perspective, our industry is under general competitive pressures due to spending from our largest customer, the U.S. Government, and has required and will require a higher level of cost management focus to allow us to remain competitive. Although the current Administration has indicated a desire to increase spending, primarily in the defense and homeland security sectors, the likelihood, extent and duration of higher spending in these areas remains unclear. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
Lockheed Martin Transaction
On January 26, 2016, Leidos announced that it had entered into a definitive agreement (as amended, the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and, at the time of announcement, a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos would combine with Lockheed Martin’s realigned Information Systems & Global Solutions business in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (as amended, the "Separation Agreement"), pursuant to which Lockheed Martin would separate the IS&GS Business from Lockheed Martin and transfer the IS&GS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the "Transactions."
On August 16, 2016, the acquisition date, we completed the Transactions. In the Transactions, among other steps, (i) Lockheed Martin transferred the IS&GS Business to Splitco; (ii) Lockheed Martin offered to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common stock for shares of Splitco common stock by way of an exchange offer (the "Distribution"); and (iii) Merger Sub merged with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Additionally, on the closing date of the Transactions, Splitco's name was changed to Leidos Innovations Corporation. Upon consummation of the Transactions, those Lockheed Martin stockholders who elected to participate in the exchange offer received approximately 77 million shares of Leidos common stock, which represented approximately 50.5% of the outstanding shares of Leidos common stock after consummation of the Transactions. Holders of Leidos shares prior to the transaction held the remaining 49.5% of the outstanding shares of Leidos common stock immediately after the closing.
Prior to the Distribution, Splitco incurred third-party debt financing in an aggregate principal amount of $1.8 billion and immediately thereafter, Lockheed Martin transferred the IS&GS Business to Splitco and Splitco made a special cash payment to Lockheed Martin of $1.8 billion.
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced its existing revolving credit facility. See "Note 12—Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to outstanding unvested equity awards. See "Note 15—Stock Based Compensation" for further information regarding the modifications made to our outstanding stock awards as a result of the special dividend.
We incurred $77 million and $46 million of integration costs during fiscal 2017 and fiscal 2016, respectively, and expect to incur additional integration costs in connection with the Transactions through fiscal 2020.
After the acquisition of the IS&GS Business, we began an initiative to review our cost structure, which included optimization of our real estate portfolio by vacating facilities that were not necessary for future requirements and reducing headcount. For fiscal 2017 and 2016, we recognized $37 million and $12 million, respectively, of restructuring expenses related to this program. The Company anticipates this restructuring program to last through fiscal 2024 and expects to incur a total of approximately $85 million in connection with these restructuring activities.

Leidos Holdings, Inc. Annual Report - 33

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
Divestitures
Discontinued Operations
In addition to the spin-off of New SAIC discussed above, in order to better align our business portfolio with our strategy, we sold or committed to plans to dispose of certain non-strategic components of our business in fiscal 2015, which are reclassified as discontinued operations for all periods presented. The operating results through the date of disposal of our discontinued operations and activities related to our distribution agreement with New SAIC for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Revenues	$10	$14	$17
Cost of revenues	10	14	17
Selling, general and administrative expenses	—	—	2
Operating loss	$—	$—	$(2)
Non-operating income	$—	$—	$1
Business Environment and Trends
U.S. Government Markets
In fiscal 2017, we generated approximately 84% of our total revenues from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 47% of our total revenues for fiscal 2017. Accordingly, our business performance is affected by the overall level of U.S. Government spending, especially national security, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.
In May 2017, Congress approved an Omnibus Appropriation bill for the 2017 government fiscal year ("GFY"), providing discretionary funding for the federal government for the remainder of the fiscal year ending September 30, 2017.
On February 9, 2018, Congress passed and the President signed a budget agreement that provides top line funding for the federal government for the remainder of GFY 2018 and GFY 2019. Congress also extended the GFY 2018 continuing resolution to March 23, 2018, in order to provide Congress time to negotiate differences between the House and Senate Appropriation bills. The legislation also suspends budget caps and includes a two-year budget agreement that provides $300 billion in sequestration relief for defense and non-defense spending. Defense programs will see additional funding of $80 billion and $85 billion in GFY 2018 and GFY 2019, respectively, and non-defense spending will increase by $63 billion and $68 billion in GFY 2018 and GFY 2019, respectively, over the caps established in the Budget Control Act of 2011. The legislation also suspends the debt ceiling until March 2019.
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

Leidos Holdings, Inc. Annual Report - 34

PART II

future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.
International Markets
Sales to customers in international markets represented 9% of total revenues for fiscal 2017 and fiscal 2016. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. Bookings and backlog are also useful measures for management and investors to evaluate our performance and potential future revenues. In addition, we consider business performance by contract type to be useful to management and investors when evaluating our operating income and margin performance.

Leidos Holdings, Inc. Annual Report - 35

PART II

Results of Operations
Our results of operations for the periods presented were as follows:

	12 Months Ended				12 Months Ended	11 Months Ended
	December 29, 2017	December 30, 2016	Dollar change	Percent change	December 30, 2016	January 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$10,170	$7,043	$3,127	44%	$7,043	$4,712	$2,331	49%
Cost of revenues	8,923	6,191	2,732	44%	6,191	4,146	2,045	49%
Selling, general and administrative expenses:
General and administrative	388	201	187	93%	201	105	96	91%
Bid and proposal	122	89	33	37%	89	67	22	33%
Internal research and development	42	44	(2)	(5)%	44	29	15	52%
Bad debt expense	10	3	7	NM	3	8	(5)	(63)%
Asset impairment charges	—	4	(4)	(100)%	4	33	(29)	(88)%
Acquisition and integration costs	102	90	12	13%	90	—	90	100%
Restructuring expenses	37	14	23	164%	14	4	10	NM
Equity earnings of non-consolidated subsidiaries	(13)	(10)	(3)	30%	(10)	—	(10)	100%
Operating income	559	417	142	34%	417	320	97	30%
Non-operating (expense) income, net	(166)	(99)	(67)	68%	(99)	35	(134)	NM
Income from continuing operations before income taxes	393	318	75	24%	318	355	(37)	(10)%
Income tax expense	(29)	(72)	43	(60)%	(72)	(112)	40	(36)%
Income from continuing operations	364	246	118	48%	246	243	3	1%
Loss from discontinued operations, net of taxes	—	—	—	—%	—	(1)	1	100%
Net income	364	246	118	48%	246	242	4	2%
Less: net (loss) income attributable to non-controlling interest	(2)	2	(4)	(200)%	2	—	2	100%
Net income attributable to Leidos Holdings, Inc.	$366	$244	$122	50%	$244	$242	$2	1%
Operating income margin	5.5%	5.9%			5.9%	6.8%
NM – Not meaningful
The consolidated results of operations include revenues attributable to the acquired IS&GS Business of $5.3 billion and $2.0 billion and operating income of $308 million and $114 million for fiscal 2017 and fiscal 2016, respectively.

Leidos Holdings, Inc. Annual Report - 36

PART II

The increase in revenues in constant currency(1) for fiscal 2016 was 50%, as compared to an actual increase in revenues of 49%. There was an adverse foreign currency impact attributable to our U.K. business in the Civil segment as compared to the same period in the prior year. The difference in revenues in constant currency as compared to the actual increase in revenues for fiscal 2017 was less than half a percent.
Segment and Corporate Results

	12 Months Ended				12 Months Ended	11 Months Ended
Defense Solutions	December 29, 2017	December 30, 2016	Dollar change	Percent change	December 30, 2016	January 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$4,959	$3,843	$1,116	29%	$3,843	$3,009	$834	28%
Operating income	307	312	(5)	(2)%	312	260	52	20%
Operating income margin	6.2%	8.1%			8.1%	8.6%
Defense Solutions revenues increased $1,116 million, or 29%, for fiscal 2017 as compared to fiscal 2016. The revenue increase was primarily attributable to the acquired IS&GS Business of $1,146 million and growth in airborne programs, partially offset by completion of certain contracts, net volume decreases and a contract write-up in fiscal 2016.
Defense Solutions revenues increased $834 million, or 28%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The revenue increase was primarily attributable to the acquired IS&GS Business of $722 million, growth in certain airborne programs, and a contract-write up in fiscal 2016, partially offset by net volume decreases and completion of certain contracts.
Defense Solutions operating income decreased $5 million, or 2%, for fiscal 2017 as compared to fiscal 2016. This decrease in operating income was primarily attributable to a contract write-up in fiscal 2016 and completion of certain contracts, partially offset by the acquired IS&GS Business of $23 million.
Defense Solutions operating income increased $52 million, or 20%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. This increase in operating income was primarily attributable to the acquired IS&GS Business of $25 million and a contract-write up in fiscal 2016.

	12 Months Ended				12 Months Ended	11 Months Ended
Civil	December 29, 2017	December 30, 2016	Dollar change	Percent change	December 30, 2016	January 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,409	$2,082	$1,327	64%	$2,082	$1,141	$941	82%
Operating income	226	146	80	55%	146	33	113	NM
Operating income margin	6.6%	7.0%			7.0%	2.9%
NM - Not meaningful
Civil revenues increased $1,327 million, or 64%, for fiscal 2017 as compared to fiscal 2016. The revenue increase was primarily attributable to the acquired IS&GS Business of $1,528 million, partially offset by fiscal 2016 revenues from the divestiture of the heavy construction business, reduced volume on certain contracts and lower revenues from our international business, including the adverse impact of foreign currency.

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

Leidos Holdings, Inc. Annual Report - 37

PART II

The adverse impact of foreign currency was primarily due to the movement of the exchange rate between the U.S. dollar and the British pound.
Civil revenues increased $941 million, or 82%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The revenue increase was primarily attributable to the acquired IS&GS Business of $891 million, revenues from our international business and volume increases on certain contracts, partially offset by fiscal 2016 revenues from the divestiture of the heavy construction business and the sale of the Plainfield plant, which closed in the second quarter of the 11-month period ended January 1, 2016.
Civil operating income increased $80 million, or 55%, for fiscal 2017 as compared to fiscal 2016. This increase in operating income was primarily attributable to the acquired IS&GS Business of $78 million.
Civil operating income increased $113 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016. This increase in operating income was primarily attributable to the acquired IS&GS Business of $48 million, asset impairments and operating losses associated with the Plainfield plant recorded in the 11-month period ended January 1, 2016 and a decrease in bad debt expense.

	12 Months Ended				12 Months Ended	11 Months Ended
Health	December 29, 2017	December 30, 2016	Dollar change	Percent change	December 30, 2016	January 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,802	$1,117	$685	61%	$1,117	$556	$561	101%
Operating income	228	110	118	107%	110	46	64	139%
Operating income margin	12.7%	9.8%			9.8%	8.3%
Health revenues increased $685 million, or 61%, for fiscal 2017 as compared to fiscal 2016. The revenue increase is primarily attributable to the acquired IS&GS Business of $685 million and growth in our federal health business, partially offset by lower volume in commercial health.
Health revenues increased $561 million, or 101%, for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The revenue increase is primarily attributable to the acquired IS&GS Business of $358 million and growth in our federal and commercial health businesses due to new contracts and increased volume due to timing.
Health operating income increased $118 million, or 107%, for fiscal 2017 as compared to fiscal 2016. The increase in operating income was primarily due to the acquired IS&GS Business of $132 million, partially offset by lower volume in commercial health.
Health operating income increased $64 million, or 139% for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The increase in operating income was primarily due to the acquired IS&GS Business of $41 million, growth and higher margins in our federal health business, and lower operating expenses in our commercial health business.

	12 Months Ended				12 Months Ended	11 Months Ended
Corporate	December 29, 2017	December 30, 2016	Dollar change	Percent change	December 30, 2016	January 1, 2016	Dollar change	Percent change
	(dollars in millions)
Revenues	$—	$1	$(1)	(100)%	$1	$6	$(5)	(83)%
Operating loss	(202)	(151)	(51)	34%	(151)	(19)	(132)	NM
NM - Not meaningful
Corporate operating loss represents corporate costs that are not directly related to the operating performance of the reportable segments.
Corporate operating loss increased $51 million for fiscal 2017 as compared to fiscal 2016, primarily due to increases of $31 million of integration costs incurred related to the acquisition of the IS&GS Business and $23 million of restructuring expenses due to severance costs and lease termination expenses. This was partially offset by a decrease of $19 million of acquisition costs incurred related to the IS&GS Business. The acquisition costs

Leidos Holdings, Inc. Annual Report - 38

PART II

incurred during fiscal 2017 were primarily attributable to a $24 million working capital adjustment recorded as a result of the settlement agreement reached.
Corporate operating loss increased $132 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016, primarily due to acquisition and integration costs incurred related to the acquisition of the IS&GS Business of $90 million and an increase in restructuring expenses of $10 million. The increase in operating loss was also attributable to a $12 million unfavorable change in real estate activity, a $6 million loss recognized on our U.K. defined benefit pension plan and proceeds received during the 11-month period ended January 1, 2016, related to the settlement of a litigation matter of $5 million.
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
Equity earnings of non-consolidated subsidiaries
As a result of the Transactions, we received certain non-controlling ownership interests in equity method investments. For fiscal 2017, we recorded earnings of $27 million from our equity method investments, partially offset by amortization of equity method investments of $14 million. For fiscal 2016, we recorded earnings of $10 million from our equity method investments.
Non-Operating (Expense) Income
Non-operating expense increased $67 million for fiscal 2017 as compared to fiscal 2016, primarily due to interest expense associated with our term loans secured in connection with the Transactions and a $33 million promissory note impairment that occurred during fiscal 2017. The increase in non-operating expense was partially offset by favorable year-over-year foreign currency exchange movements, mostly due to the movement of the exchange rate between the U.S. dollar and the British pound.
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
Provision for Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (4) limiting the deductibility of certain executive compensation. See “Note 16—Income Taxes” within our notes to the consolidated financial statements for further information on the impacts of this legislation.

Leidos Holdings, Inc. Annual Report - 39

PART II

Our effective tax rate was 7.4%, 22.6% and 31.5% in fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively. The effective tax rate for fiscal 2017 was favorably impacted by the Tax Act’s reduction of the federal corporate tax rate from 35% to 21% applied to our fiscal 2017 year-end deferred tax balances, and excess tax benefits related to employee stock-based payment transactions, partially offset by the impact of certain capitalized transaction costs.
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
Our valuation allowance for deferred tax assets was $83 million and $102 million as of December 29, 2017 and December 30, 2016.
Non-controlling Interest
As a result of the Transactions, we received an interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC. We include the financial results for MSA into our consolidated financial statements. Net loss attributable to non-controlling interest for fiscal 2017 was $2 million, compared to net income attributable to non-controlling interest of $2 million for fiscal 2016.
Bookings and Backlog
We had net bookings of $9.7 billion and $6.9 billion during fiscal 2017 and fiscal 2016, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts. We segregate our backlog into two categories as follows:

•
Funded Backlog. Funded backlog for contracts with the U.S. Government represents the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Funded backlog for contracts with non-U.S. Government entities and commercial customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on the contracts.

•
Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from contracts for which funding has not been appropriated and unexercised priced contract options. Negotiated unfunded backlog does not include future potential task orders expected to be awarded under IDIQ, GSA Schedule, or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded or separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated.

Leidos Holdings, Inc. Annual Report - 40

PART II

The estimated value of our total backlog for the periods presented was as follows:

	December 29, 2017	December 30, 2016
	(in millions)
Defense Solutions:
Funded backlog	$2,384	$3,171
Negotiated unfunded backlog	5,285	4,936
Total Defense Solutions backlog	$7,669	$8,107
Civil:
Funded backlog	$2,064	$1,950
Negotiated unfunded backlog	5,321	5,250
Total Civil backlog	$7,385	$7,200
Health:
Funded backlog	$595	$854
Negotiated unfunded backlog	1,827	1,575
Total Health backlog	$2,422	$2,429
Total:
Funded backlog	$5,043	$5,975
Negotiated unfunded backlog	12,433	11,761
Total backlog	$17,476	$17,736
Total backlog at December 29, 2017 and December 30, 2016, included a favorable impact of $167 million and an unfavorable impact of $638 million, respectively, due to the movements between the U.S. dollar and the British pound.
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
Contract Types
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Annual Report on Form 10-K. Revenues by contract type as a percentage of our total revenue for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Cost-reimbursement and fixed price-incentive fee (FP-IF)	56%	51%	51%
Firm-fixed-price (FFP)	28	30	27
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	16	19	22
Total	100%	100%	100%

Leidos Holdings, Inc. Annual Report - 41

PART II

Liquidity and Capital Resources
Overview of Liquidity
As of December 29, 2017, we had $390 million in cash and cash equivalents. In addition, in August 2016, we entered into a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. This credit facility replaced the previous unsecured credit facility held that provided $500 million of borrowing capacity. During fiscal 2017 and fiscal 2016, there were no borrowings outstanding under either of the credit facilities and we were in compliance with the financial covenants.
In August 2016, our Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, we paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to the outstanding unvested equity awards. In addition, we paid dividends of $198 million, $142 million and $93 million for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.
At December 29, 2017 and December 30, 2016, we had outstanding debt of $3.1 billion and $3.3 billion, respectively. The notes outstanding as of December 29, 2017, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of December 29, 2017.
In connection with the Transactions, Leidos incurred $2.5 billion of new indebtedness in the form of term loans (see "Note 2—Acquisitions"). Of the $2.5 billion, $1.8 billion of the term loans was secured by Leidos Innovations prior to being acquired and the funds were used to finance the special cash payment to Lockheed Martin. The remaining $690 million of term loans was secured by Leidos to fund the special cash dividend. During fiscal 2017, we made $76 million of required quarterly payments on our term loans. In addition to the required quarterly payments, we prepaid $130 million and $275 million on our term loans during fiscal 2017 and fiscal 2016, respectively (see "Note 12—Debt").
In August 2017 and August 2016, we entered into interest rate swap agreements to hedge the cash flows with respect to $300 million and $1.2 billion of the aggregate principal outstanding on our variable rate senior secured notes (see "Note 11—Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of our variable rate secured notes.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material. In addition to the term loan prepayments noted above, we paid $36 million to repurchase and retire a principal amount of $37 million of outstanding debt in the 11-month period ended January 1, 2016.
Stock repurchases of Leidos common stock may be made on the open market or in privately negotiated transactions with third parties including through accelerated share repurchase agreements. Whether repurchases are made and the timing and actual number of shares repurchased depends on a variety of factors including price, corporate capital requirements, other market conditions and regulatory requirements. The repurchase program may be accelerated, suspended, delayed or discontinued at any time. During fiscal 2017 and fiscal 2016, there were no open market repurchases of our common stock.
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

Leidos Holdings, Inc. Annual Report - 42

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Net cash provided by operating activities of continuing operations	$526	$449	$382
Net cash (used in) provided by investing activities of continuing operations	(71)	26	70
Net cash used in financing activities of continuing operations	(429)	(751)	(251)
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(1)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26	$(277)	$200
Net cash provided by operating activities increased $77 million for fiscal 2017 as compared to fiscal 2016. The increase was primarily due to the favorable timing of working capital changes, partially offset by higher integration and restructuring costs and higher payments for interest and taxes.
Net cash provided by operating activities increased $67 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The increase was primarily due to timing of collections of receivables and early funding for employee benefit programs of $30 million in the 11-month period ended January 1, 2016, partially offset by payments for acquisition and integration expenses, pre-funding IS&GS expenses in accordance with the transition services agreement with Lockheed Martin and increased interest payments in fiscal 2016.
Net cash used in investing activities increased $97 million for fiscal 2017 as compared to fiscal 2016. The increase was primarily due to cash acquired as part of the acquisition of the IS&GS Business in fiscal 2016, proceeds received from the divestiture of the heavy construction business in fiscal 2016 and higher purchases of property, plant and equipment.
Net cash provided by investing activities decreased by $44 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The decrease was primarily due to the sale of the remaining building, parcels of land and the multi-level surface parking garage of our former headquarters of $70 million in the 11-month period ended January 1, 2016. This was partially offset by cash acquired as part of the acquisition of the IS&GS Business of $25 million in fiscal 2016 and $13 million paid for income tax related matters in connection with a prior acquisition in the 11-month period ended January 1, 2016. We did not have cash flows from investing activities for the month of January 2015.
Net cash used in financing activities decreased $322 million for fiscal 2017 as compared to fiscal 2016. The decrease was primarily due to a special dividend cash payment in connection with the Transactions of $993 million in fiscal 2016 and decreased payments of long-term debt of $68 million, partially offset by net proceeds from debt issuance activity of $660 million in fiscal 2016 as well as higher dividend payments of $56 million and less proceeds from issuances of stock of $12 million.
Net cash used in financing activities increased $500 million for fiscal 2016 as compared to the 11-month period ended January 1, 2016. The increase was primarily due to a special cash dividend payment in connection with the Transactions of $993 million, increased payments of long-term debt of $238 million and increased dividend payments of $49 million, partially offset by net proceeds from debt issuance activity of $660 million, a decrease in stock repurchases of $94 million primarily related to the May 2015 Accelerated Share Repurchase, and additional proceeds from issuances of stock of $19 million.

Leidos Holdings, Inc. Annual Report - 43

PART II

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in "Note 22—Commitments" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
The following table summarizes, as of December 29, 2017, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Total	2018	2019	2020	2021	2022	2023 & Thereafter
	(in millions)
Contractual obligations (1):
Long-term debt (including current portion) (2)	$4,245	$174	$194	$710	$212	$727	$2,228
Operating lease obligations	495	140	107	78	53	39	78
Capital lease obligations	6	3	3	—	—	—	—
Other long-term liabilities (3)	67	5	15	6	6	6	29
Total contractual obligations	$4,813	$322	$319	$794	$271	$772	$2,335

(1)	We have excluded purchase orders for services or products to be delivered pursuant to U.S. Government contracts for which we are entitled to full recourse under normal contract termination clauses.

(2)
Includes total interest payments on our outstanding debt. Interest payments represent $122 million, $126 million, $128 million, $99 million and $85 million of the balance for fiscal 2018, fiscal 2019, fiscal 2020, fiscal 2021 and fiscal 2022, respectively, and $535 million for fiscal 2023 and thereafter. The total interest payments on our outstanding term loan debt are calculated based on the stated variable rates of the notes as of December 29, 2017. The total interest payments on our outstanding senior fixed rate secured and unsecured notes are calculated based on the stated fixed rates and do not reflect the variable interest component due to the interest rate swap agreements.

(3)
Other long-term liabilities were allocated by fiscal year as follows: liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $7 million and $2 million of additional tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due. There is no obligation included for our foreign defined benefit pension plan, as the plan is overfunded by $9 million as of December 29, 2017. For a discussion of potential changes in these pension obligations, see "Note 17—Retirement Plans" of the notes to consolidated financial statements contained within this Annual Report on Form 10-K.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 18—Leases," "Note 21—Contingencies" and "Note 22—Commitments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 44

PART II

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared by management on the basis of the most current and best available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.

•	Revenue Recognition

•	Business Combinations

•	Goodwill Impairment

•	Intangible Assets Impairment

•	Income Taxes
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
Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are recognized using the percentage-of-completion method of accounting using the cost-to-cost method. We include an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.
Fixed-price-incentive fee ("FP-IF") contracts—Contracts are substantially similar to cost-plus-incentive-fee contracts recognized using the percentage-of-completion method of accounting except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor) and profit adjustment formula. Under an FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects

Leidos Holdings, Inc. Annual Report - 45

PART II

profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.
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
We also evaluate contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition. Revenues generated from product sales do not represent a material amount of our total revenues.
We generally provide for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between us and government representatives. Our indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2012 and subsequent fiscal years for Leidos, Inc. and for fiscal 2011 and subsequent fiscal years for Leidos Innovations. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
On certain contracts where we are not the primary obligor, such as the provision of administrative oversight and/or management of government-owned facilities or support services related to other vendor's products, we recognize as revenues the net management fee associated with the services and exclude from our income statement the gross sales and costs associated with the facility or other vendor's products.
Changes in Estimates on Contracts
Changes in estimates related to long-term contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of the IS&GS Business, where the adjustment is for the period commencing from the date of acquisition. Changes in these estimates can occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions, except for per share amounts)
Net favorable impact to income from continuing operations before taxes	$103	$37	$18
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.41	$0.22	$0.14

Leidos Holdings, Inc. Annual Report - 46

PART II

The impact on diluted EPS from continuing operations attributable to Leidos common stockholders is calculated using our statutory tax rate.
Business Combinations
The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as the liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition.
Goodwill Impairment
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. During fiscal 2017, we had five reporting units for the purpose of testing goodwill for impairment. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year.
In January 2017, a new accounting standard was issued related to the evaluation of goodwill impairment. Goodwill was previously evaluated for impairment either using a qualitative assessment option, step zero, or a two-step quantitative approach depending on the facts and circumstances of a reporting unit. The new standard eliminated the second step from goodwill impairment testing. We adopted the new standard during the first quarter of 2017.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative goodwill impairment test is performed. We performed a qualitative analysis for certain of our reporting units and a quantitative analysis for the remaining reporting units for fiscal 2016. A quantitative analysis was performed for all reporting units for fiscal 2017.
Under previous guidance, when evaluating the first step of the two-step quantitative goodwill impairment test, the estimated fair value of each reporting unit is compared to its carrying value. If the estimated fair value of a reporting unit is more than its carrying value, no further analysis was required. If the estimated fair value of a reporting unit is less than its carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment charge equal to the difference.
Under the new guidance, goodwill is impaired for the amount by which a reporting unit's carrying value exceeds its fair value, up to the carrying value of goodwill.
We estimate the fair value of each reporting unit using both market and income approaches when a quantitative analysis is performed. To determine the fair value of the reporting units, the outputs from both methods are equally weighted.
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

Leidos Holdings, Inc. Annual Report - 47

PART II

back to the present value. The forecasts used in our estimation of fair value are developed by management based on business and market considerations.
The goodwill impairment test process and valuation model is based upon certain key assumptions that require the exercise of significant judgment and assumptions including the use of appropriate financial projections, economic expectations, WACC, expected long-term growth rates, as well as using available market data. Significant changes to these estimates and assumptions could adversely impact our conclusions and actual future results may differ from the estimates. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment.
Our annual goodwill impairment analysis for fiscal 2017 indicated the estimated fair values of all of our reporting units exceeded their their carrying values.
By definition, assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A significant change in the economic conditions of a reporting unit, such as declines in business performance, changes in government fiscal policies, deterioration in market conditions, adverse estimates of regulatory or legislative changes or increases in the estimated cost of equity, could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment charge to earnings in a future period.
Intangible Assets Impairment
Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Additionally, indefinite-lived intangible assets are not being amortized until such time that the useful life is determined to no longer be indefinite.
In the 11-month period ended January 1, 2016, we recognized intangible asset impairment charges of $4 million. There were no intangible asset impairment charges recognized in fiscal 2017 and fiscal 2016. The carrying value of intangible assets as of December 29, 2017, was $856 million.
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
We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. We have experienced years when liabilities for uncertain tax positions were settled for amounts different

Leidos Holdings, Inc. Annual Report - 48

PART II

from recorded amounts as described in "Note 16—Income Taxes" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations and derivatives. Our policy authorizes, with Board of Directors' approval, the limited use of derivative instruments to hedge specific interest rate risks.
Debt and derivatives
At December 29, 2017, and December 30, 2016, we had $3.1 billion and $3.3 billion, respectively, of fixed and variable rate debt. During fiscal 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million. As a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions. These senior secured term loans have variable stated interest rates that are determined based on the LIBOR rate plus a margin. As a result, we may experience fluctuations in interest expense.
During fiscal 2017 and fiscal 2016, we entered into interest rate swap agreements to hedge the cash flows with respect to $300 million and $1.2 billion, respectively, of our variable rate senior secured term loans. Under the terms of the interest rate swap agreements, which mature in August 2022 and December 2021, respectively, we will receive variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate of 1.66% and 1.08%, respectively. The interest rate swap agreements effectively converted a portion of our variable rate borrowings to fixed rate borrowings. As of December 29, 2017, and December 30, 2016, the fair value of our interest rate swap agreements with respect to our variable rate senior secured loans was $37 million and $26 million, respectively.
Additionally, we have interest rate swap agreements with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. As of December 29, 2017, and December 30, 2016, the fair value of our interest rate swaps with respect to our fixed rate debt was an immaterial amount and $3 million, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. For fiscal 2017 and fiscal 2016, a hypothetical 10% movement in the six-month LIBOR rate would have less than an $8 million and $6 million impact, respectively, on our annual interest expense due to the interest rate swaps. For fiscal 2017 and fiscal 2016, a hypothetical 10% movement in the one-month LIBOR rate would have less than an $11 million and $3 million impact on our annual interest expense due to the interest rate swaps and variable rate debt. For additional information related to our interest rate swap agreements and debt, see "Note 11—Derivative Instruments" and "Note 12—Debt," respectively, to the consolidated financial statements contained in this Annual Report.

Leidos Holdings, Inc. Annual Report - 49

PART II

Cash and Cash Equivalents
As of December 29, 2017, and December 30, 2016, our cash and cash equivalents included investments in several large institutional money market funds and bank deposits. For fiscal 2017 and fiscal 2016, a hypothetical 10% interest rate movement would have less than a $2 million impact on the value of our holdings or on interest income for both periods.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 9% of total revenues for both fiscal 2017 and fiscal 2016.

Leidos Holdings, Inc. Annual Report - 50

PART II

Item 8. Financial Statements and Supplementary Data

LEIDOS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	52

Consolidated Balance Sheets as of December 29, 2017 and December 30, 2016	53

Consolidated Statements of Income for the fiscal years ended December 29, 2017 and December 30, 2016 and the 11-month period ended January 1, 2016	54

Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2017 and December 30, 2016 and the 11-month period ended January 1, 2016	55

Consolidated Statements of Equity for the fiscal years ended December 29, 2017 and December 30, 2016 and the 11-month period ended January 1, 2016	56

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2017 and December 30, 2016 and the 11-month period ended January 1, 2016	57

Notes to Consolidated Financial Statements	59

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 29, 2017 and December 30, 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the fiscal years ended December 29, 2017 and December 30, 2016, and the 11-month period ended January 1, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017, December 30, 2016, and the results of its operations and its cash flows for the fiscal years ended December 29, 2017 and December 30, 2016, and the 11-month period ended January 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, effective for the 11-month period ended January 1, 2016, the Company changed its fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December. As a result of this change, the prior period was an 11-month transition period which began on January 31, 2015 and ended on January 1, 2016.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 23, 2018
We have served as the Company's auditor since fiscal 2000.

Leidos Holdings, Inc. Annual Report - 52

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2017	December 30, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$390	$376
Receivables, net	1,831	1,657
Inventory, prepaid expenses and other current assets	453	348
Total current assets	2,674	2,381
Property, plant and equipment, net	232	259
Intangible assets, net	856	1,589
Goodwill	4,974	4,622
Deferred tax assets	—	16
Other assets	254	265
	$8,990	$9,132
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,639	$1,427
Accrued payroll and employee benefits	487	483
Dividends payable	17	23
Income taxes payable	4	21
Long-term debt, current portion	55	62
Total current liabilities	2,202	2,016
Long-term debt, net of current portion	3,056	3,225
Deferred tax liabilities	220	540
Other long-term liabilities	129	204
Commitments and contingencies (Notes 18, 21 and 22)
Stockholders’ equity:
Preferred stock, $.0001 par value,10 million shares authorized and no shares issued and outstanding at December 29, 2017, and December 30, 2016	—	—
Common stock, $.0001 par value, 500 million shares authorized, 151 million and 150 million shares issued and outstanding at December 29, 2017, and December 30, 2016, respectively	—	—
Additional paid-in capital	3,344	3,316
Accumulated deficit	(7)	(177)
Accumulated other comprehensive income (loss)	33	(4)
Total Leidos stockholders’ equity	3,370	3,135
Non-controlling interest	13	12
Total equity	3,383	3,147
	$8,990	$9,132

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 53

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions, except per share amounts)
Revenues	$10,170	$7,043	$4,712
Cost of revenues	8,923	6,191	4,146
Selling, general and administrative expenses	552	334	201
Bad debt expense	10	3	8
Acquisition and integration costs	102	90	—
Asset impairment charges	—	4	33
Restructuring expenses	37	14	4
Equity earnings of non-consolidated subsidiaries	(13)	(10)	—
Operating income	559	417	320
Interest income	8	10	4
Interest expense	(148)	(96)	(53)
Other (expense) income, net	(26)	(13)	84
Income from continuing operations before income taxes	393	318	355
Income tax expense	(29)	(72)	(112)
Income from continuing operations	364	246	243
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(1)
Loss from discontinued operations	—	—	(1)
Net income	364	246	242
Less: net (loss) income attributable to non-controlling interest	(2)	2	—
Net income attributable to Leidos common stockholders	$366	$244	$242
Earnings per share:
Basic:
Income from continuing operations attributable to Leidos common stockholders	$2.41	$2.39	$3.33
Discontinued operations, net of taxes	—	—	(0.01)
Net income attributable to Leidos common stockholders	$2.41	$2.39	$3.32
Diluted:
Income from continuing operations attributable to Leidos common stockholders	$2.38	$2.35	$3.28
Discontinued operations, net of taxes	—	—	(0.01)
Net income attributable to Leidos common stockholders	$2.38	$2.35	$3.27

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 54

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Net income	$364	$246	$242
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	24	(7)	(1)
Unrecognized gain on derivative instruments	4	14	1
Pension liability adjustments	9	(3)	3
Total other comprehensive income, net of taxes	37	4	3
Comprehensive income	401	250	245
Less: comprehensive (loss) income attributable to non-controlling interest	(2)	2	—
Comprehensive income attributable to Leidos common stockholders	$403	$248	$245

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 55

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total

	(in millions, except for per share amounts)
Balance at January 30, 2015	74	1,433	(424)	(11)	998	—	998
Net income	—	—	242	—	242	—	242
Other comprehensive income, net of taxes	—	—	—	3	3	—	3
Issuances of stock (less forfeitures)	1	7	—	—	7	—	7
Repurchases of stock and other	(3)	(118)	—	—	(118)	—	(118)
Dividends of $1.28 per common share	—	—	(95)	—	(95)	—	(95)
Adjustments for income tax benefits from stock-based compensation	—	1	—	—	1	—	1
Stock-based compensation	—	30	—	—	30	—	30
Balance at January 1, 2016	72	1,353	(277)	(8)	1,068	—	1,068
Net income	—	—	244	—	244	2	246
Other comprehensive income, net of taxes	—	—	—	4	4	—	4
Issuances of stock (less forfeitures)	1	36	—	—	36	—	36
Repurchases of stock and other	—	(24)	—	—	(24)	—	(24)
Dividends of $1.28 per share	—	—	(144)	—	(144)	—	(144)
Special cash dividend of $13.64 per share	—	(1,022)	—	—	(1,022)	—	(1,022)
Stock-based compensation	—	35	—	—	35	—	35
Stock issued for the IS&GS Business acquisition	77	2,938	—	—	2,938	—	2,938
Equity interest acquired	—	—	—	—	—	10	10
Balance at December 30, 2016	150	3,316	(177)	(4)	3,135	12	3,147
Net income (loss)	—	—	366	—	366	(2)	364
Other comprehensive income, net of taxes	—	—	—	37	37	—	37
Issuances of stock (less forfeitures)	1	16	—	—	16	—	16
Repurchases of stock and other	—	(31)	—	—	(31)	—	(31)
Dividends of $1.28 per share	—	—	(196)	—	(196)	—	(196)
Stock-based compensation	—	43	—	—	43	—	43
Adjustment to original purchase price allocation	—	—	—	—	—	3	3
Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 56

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Cash flows from operations:
Net income	$364	$246	$242
Income from discontinued operations	—	—	1
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	336	122	41
Amortization of equity method investments	14	—	—
Stock-based compensation	43	35	30
Asset impairment charges	—	4	33
Promissory note impairment	33	—	—
Gain on a real estate sale	—	—	(82)
Bad debt expense	10	3	8
Non-cash interest expense	12	4	1
Other	9	(7)	(3)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(191)	123	(19)
Inventory, prepaid expenses and other current assets	(76)	(98)	(14)
Accounts payable and accrued liabilities	152	(25)	102
Accrued payroll and employee benefits	8	26	5
Deferred income taxes and income taxes receivable/payable	(151)	36	81
Other long-term assets/liabilities	(37)	(20)	(44)
Net cash provided by operating activities of continuing operations	526	449	382
Cash flows from investing activities:
Payments for property, plant and equipment	(81)	(29)	(27)
Acquisitions of businesses	—	25	—
Payments on accrued purchase price related to prior acquisition	—	—	(13)
Net proceeds from sale of assets	8	3	79
Proceeds from disposition of business	—	23	27
Other	2	4	4
Net cash (used in) provided by investing activities of continuing operations	(71)	26	70

Leidos Holdings, Inc. Annual Report - 57

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Cash flows from financing activities:
Payments of long-term debt	(209)	(277)	(39)
Payments on real estate financing transaction	—	—	(8)
Proceeds from debt issuance	—	690	—
Payments for debt issuance and modification costs	(4)	(30)	—
Proceeds from issuances of stock	13	25	6
Repurchases of stock and other	(31)	(24)	(118)
Special cash dividend payment	—	(993)	—
Dividend payments	(198)	(142)	(93)
Other	—	—	1
Net cash used in financing activities of continuing operations	(429)	(751)	(251)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	26	(276)	201
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	—	(7)
Net cash (used in) provided by investing activities of discontinued operations	—	(1)	6
Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(1)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	26	(277)	200
Cash, cash equivalents and restricted cash at beginning of year	396	673	473
Cash, cash equivalents and restricted cash at end of year	$422	$396	$673
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 58

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc., a Delaware corporation ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a FORTUNE 500® science, engineering and information technology company that makes the world healthier, safer and more efficient by providing services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. Government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in the United Kingdom, the Middle East and Australia. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin Corporation in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation. See "Note 2—Acquisitions" for further information. As a result of the Lockheed Martin transaction, the Company received a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Jacobs Engineering Group, Inc. and Centerra Group, LLC. The Company has consolidated the financial results for MSA into its consolidated financial statements. The consolidated financial statements include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of MSA, of which Leidos has a 47% interest, and the Company's variable interest entity are not material to the Company's consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
During fiscal 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil and Health). Additionally, the Company separately presents the costs associated with corporate functions as Corporate. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017. As a result of this change, prior year segment results and disclosures have been recast to reflect the new reportable segments (see "Note 20—Business Segments").
In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. In January 2018, the SEC issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standard Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is not complete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act (see "Note 16—Income Taxes").
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company separately disclosed "Bad debt expense" and "Non-cash interest expense" on the consolidated statements of cash flows, which was previously aggregated in "Other" within operating cash flows.
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

Leidos Holdings, Inc. Annual Report - 59

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, pension benefits, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Restructuring Expenses
Restructuring expenses are incurred in connection with programs aimed at reducing the Company's costs and primarily include lease termination, vacancy costs and termination costs associated with headcount reduction.
The Company's restructuring actions include one-time involuntary termination benefits as well as certain contractual termination benefits or employee terminations under ongoing benefit arrangements. One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing termination benefit arrangements are recognized as a liability at estimated fair value when it is probable that amounts will be paid to employees and such amounts are reasonably estimable. When the Company ceases using a facility but does not intend to or is unable to terminate the operating lease, the Company records a liability for the present value of the remaining lease payments, net of estimated sublease income, if any, that could be reasonably obtained for the property (even if the Company does not intend to sublease the facility for the remaining term of the lease). Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are reflected as "Restructuring expenses" on the consolidated statements of income. See "Note 4—Restructuring Expenses" for additional information about the Company's restructuring activities.
Operating Cycle
The Company's operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are therefore generally classified as current assets and current liabilities.
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
Investments
Investments in entities and corporate joint ventures where the Company has a noncontrolling ownership interest representing less than 50% and over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting whereby the Company recognizes its proportionate share of the entities' net income or loss and does not consolidate the entities' assets and liabilities.
Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.

Leidos Holdings, Inc. Annual Report - 60

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities
The Company occasionally forms joint ventures and/or enters into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. The Company analyzes each such arrangement to determine whether it represents a VIE. If the arrangement is determined to be a VIE, the Company assesses whether it is the primary beneficiary of the VIE and is consequently required to consolidate the VIE.
Revenue Recognition
The Company's revenues are generated primarily from contracts with the U.S. Government, commercial customers and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price, time-and-materials, fixed-price-level-of-effort, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive fee contracts.
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
Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. Government are recognized using the percentage-of-completion method of accounting using the cost-to-cost method. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.
Fixed-price-incentive fee contracts ("FP-IF")—These contracts are substantially similar to cost-plus-incentive fee contracts recognized using the percentage-of-completion method of accounting except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor), and profit adjustment formula. Under a FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if costs exceed the contract target cost or are not allowable under the applicable regulations, the Company may not be able to obtain reimbursement for all costs and may have fees reduced or eliminated.
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

Leidos Holdings, Inc. Annual Report - 61

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition. Revenues generated from product sales do not represent a material amount of the Company's total revenues.
The Company generally provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under contracts are deferred. Contract costs incurred for U.S. Government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. The Company's indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2012 and subsequent fiscal years for Leidos, Inc. and for fiscal 2011 and subsequent fiscal years for Leidos Innovations. Revenues on U.S. Government contracts have been recorded in amounts that are expected to be realized upon final settlement.
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
On certain contracts where the Company is not the primary obligor such as the provision of administrative oversight and/or management of government-owned facilities or support services related to other vendors' products, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors' products.
Changes in Estimates on Contracts
Changes in estimates related to long-term contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of the IS&GS Business (see "Note 2—Acquisitions"), where the adjustment is for the period commencing from the date of acquisition. Changes in these estimates can occur over the contract performance period for a variety of reasons, including changes in contract scope, contract cost estimates and estimated incentive or award fees.
Changes in estimates on contracts for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions, except for per share amounts)
Net favorable impact to income from continuing operations before taxes	$103	$37	$18
Impact on diluted EPS from continuing operations attributable to Leidos common stockholders	$0.41	$0.22	$0.14
The increase in the changes in estimates on contracts from fiscal 2016 to fiscal 2017 is primarily due to completion of contracts or events which mitigated risk and due the finalization of award and incentive fees.
The impact on diluted EPS from continuing operations attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
Divestitures
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of strategic or non-strategic components of the business. Divestitures representing a strategic shift in operations are classified as discontinued operations for all periods presented. Non-strategic divestitures are not reclassified as discontinued operations and remain in continuing operations.

Leidos Holdings, Inc. Annual Report - 62

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-contract and Transition Costs
Pre-contract Costs
Costs incurred on projects as pre-contract costs are deferred as assets ("Inventory, prepaid expenses and other current assets") when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized.
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
Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires the Company to develop its own assumptions (Level 3).
The accounting guidance for fair value measurements requires that the Company maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value in earnings. The Company has not made fair value option elections on any of its financial assets and liabilities.
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
The Company's non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements.
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

Leidos Holdings, Inc. Annual Report - 63

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these interest rate swaps is determined based on observed values for the underlying interest rates (Level 2).
The Company does not hold derivative instruments for trading or speculative purposes.
The Company's defined benefit plan assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2 inputs).
Cash and Cash Equivalents
The Company's cash equivalents were primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and increases "Accounts payable and accrued liabilities" on the consolidated balance sheets. At December 29, 2017, and December 30, 2016, the Company included $169 million and $67 million, respectively, of outstanding payments within "Cash and cash equivalents."
Restricted Cash
The Company has restricted cash balances, primarily representing advances from customers that are restricted as to use for expenditures related to that customer's contract. Restricted cash balances are included as "Inventory, prepaid expenses and other current assets" in the Company's consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Since the Company's receivables are primarily with the U.S. Government, the Company does not have exposure to a material credit risk. Additionally, the Company is subject to credit risk related to its derivatives which is managed through the use of multiple counterparties with high credit standards.
Receivables
The Company's receivables include amounts billed and currently due from customers and amounts currently due from customers but are unbilled. Amounts billable are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives.
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
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits and allocable overhead costs. The majority of finished goods inventory consists of security products and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.
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

Leidos Holdings, Inc. Annual Report - 64

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-10
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Office furniture and fixtures	Straight-line or declining-balance	6-9
The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.
Project Assets
Purchases of project assets are capitalized for specific contracts where delivery has not yet occurred or ownership is maintained by the Company over the life of the contract. Project assets include enterprise software licenses, computers and significant material purchases on contracts. These project assets are relieved from the balance sheet based on different methodologies, including transfer of assets, amortization based on useful life and percentage of completion utilizing efforts expended method of revenue recognition.
Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company's policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. During fiscal 2017, the Company had five reporting units for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach depending on the facts and circumstances of a reporting unit, including consideration of the excess of fair value over carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, the Company considers factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative goodwill impairment test is performed.
When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if, and the impairment loss is recognized for the amount by which, the reporting unit carrying value exceeds its fair value.
The Company estimates the fair value of each reporting unit using both market and income approaches (Level 3) when a quantitative analysis is performed. To determine the fair value of the reporting units, the outputs from both methods are equally weighted.
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

Leidos Holdings, Inc. Annual Report - 65

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The goodwill impairment test process and valuation model is based upon certain key assumptions that require the exercise of significant judgment and assumptions including the use of appropriate financial projections, economic expectations, WACC, expected long-term growth rates, as well as using available market data. Significant changes to these estimates and assumptions could adversely impact conclusions and actual future results may differ from the estimates. In addition, the identification of reporting units and the allocation of assets and liabilities to the reporting units when determining the carrying value of each reporting unit also requires judgment.
Intangible Assets
Acquired intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are amortized over the following periods:

Estimated useful lives (in years)
Program and contract intangibles	6-11
Backlog	1
Customer relationships	8
Software and technology	4-15
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
Selling, General and Administrative Expenses
The Company classifies indirect costs incurred within or allocated to its U.S. Government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. Government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal and internal research and development ("IR&D") expenses.
The Company conducts research and development activities under customer-funded contracts and with company-funded IR&D funds. For fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, company-funded IR&D expense was $42 million, $44 million and $29 million, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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

Leidos Holdings, Inc. Annual Report - 66

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation
The Company accounts for stock-based compensation at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate.
The fair value of restricted stock awards and performance-based stock awards is based on the closing price of the Company's common stock on the date of grant.
The fair value of stock option awards granted is based on using the Black-Scholes-Merton option pricing model. The estimation of stock option fair value requires management to make estimates and judgments about, among other things, employee exercise behavior, forfeiture rates and the expected volatility of Leidos common stock over the expected option term. These judgments directly affect the amount of compensation expense that will ultimately be recognized.
Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses due to movements in foreign currency exchange rates, are recognized as "Other (expense) income, net" in the Company's consolidated statements of income.
Accounting Standards Updates Adopted
During fiscal 2017, the Company adopted the following Accounting Standards Updates ("ASU"):
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

Leidos Holdings, Inc. Annual Report - 67

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a revised guidance that requires restricted cash and restricted cash equivalents to be included within beginning and ending total cash amounts reported in the consolidated statements of cash flows. The ASU requires disclosure of the nature of the restrictions on cash balances along with a reconciliation of the amount of cash and cash equivalents, as presented on the balance sheet, to the amount of cash, cash equivalents and restricted cash, as presented on the statement of cash flows. The update is effective for public companies in the beginning of fiscal year 2018, and should be applied on a retrospective basis. Early adoption is permitted. The Company early adopted the provisions of ASU 2016-18 in the third quarter of fiscal 2017.
As a result of adoption of this ASU, changes in restricted cash, which had previously been presented as operating activities, are now included within beginning and ending cash, cash equivalents and restricted cash balances on the consolidated statements of cash flows. Consequently, operating cash flows for fiscal 2017 and fiscal 2016 increased by $12 million and $3 million, respectively, with a corresponding increase in the total change in cash, cash equivalents and restricted cash for the respective periods. Operating cash flows for the 11-month period ended January 1, 2016, decreased $13 million, with a corresponding decrease in the total change in cash, cash equivalents and restricted cash (see "Note 19—Supplementary Cash Flow Information and Restricted Cash" for the disclosures required by this ASU).
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). This ASU superseded all revenue recognition requirements in Topic 605 “Revenue Recognition” and industry-specific guidance throughout the Industry Topics of the codification. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this principle, an entity is required to identify the contract(s) with a customer, identify the performance obligations in the contract(s), determine the transaction price, allocate the transaction price to the performance obligations in the contract(s) and recognize revenue when (or as) the performance obligation is satisfied. The ASU also requires expanded disclosures to enable users of financial statements to understand the amount, timing risks and judgments related to revenue recognition and related cash flows, including how and when performance obligations are satisfied and the relationship between revenue recognized and changes in contract balances during a reporting period.
The Company will adopt this ASU in the beginning of fiscal 2018 using the modified retrospective method. This method requires recording the cumulative effect of adoption of this ASU as an adjustment to the beginning balance of retained earnings and not restating prior comparative periods, and also requires certain additional disclosures in the initial year of adoption.
As of December 29, 2017, the Company has substantially completed its evaluation of the impact of adoption of this ASU, including assessment of differences in the timing and/or method of revenue recognition for contracts, impact on business processes, systems and controls and the required disclosures. The Company is currently completing its

Leidos Holdings, Inc. Annual Report - 68

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment of adoption of the ASU on the contract awards and modifications during the fourth quarter of fiscal 2017, and also finalizing system reports related to the new disclosures.
Based on the Company's current evaluation, Leidos does not expect the impact of adoption of ASC 606 to be material. The Company believes the timing of and amount of revenue recognition will largely remain consistent between the current revenue standard and ASC 606. For the majority of the Company's contracts, the Company will continue to recognize revenue over time because of the continuous transfer of control to the customer, using an input measure (e.g., cost incurred) to reflect progress. The Company currently expects that the impact of adoption of ASC 606 will primarily occur within certain contracts as a result of the identification of new performance obligations, and on contracts that currently use the units-of-delivery method of revenue recognition, which will convert to an over-time model from the current point-in-time model.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU eliminates the requirement that a credit loss on a financial instrument be "probable" prior to recognition. Instead, a valuation allowance will be recorded to reflect an entity's current estimate of all expected credit losses, based on both historical and forecasted information related to an instrument. The update is effective for public companies in the beginning of fiscal 2020 and should be adopted using a modified-retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date and loans and debt securities acquired with deteriorated credit quality. The guidance may be early-adopted for fiscal 2019. The Company is evaluating the provisions of ASU 2016-13 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. The update is effective for public companies in the beginning of fiscal 2019 and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is evaluating the provisions of ASU 2017-12 and its impact on the Company's consolidated financial position, results of operations and cash flows.
Note 2—Acquisitions
The Company may acquire businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2016, the Company completed the acquisition of Lockheed Martin's IS&GS Business.
Lockheed Martin Transaction
On January 26, 2016, Leidos announced it had entered into a definitive agreement (as amended, the "Merger Agreement") with Lockheed Martin Corporation ("Lockheed Martin"); Abacus Innovations Corporation, a Delaware corporation and a wholly owned subsidiary of Lockheed Martin ("Splitco"); and Lion Merger Co., a Delaware corporation and, at the time of announcement, a wholly owned subsidiary of Leidos ("Merger Sub"), pursuant to which Leidos would combine with Lockheed Martin's realigned Information Systems & Global Solutions business in a Reverse Morris Trust transaction. In connection with the Merger Agreement, Lockheed Martin and Splitco entered into a Separation Agreement dated January 26, 2016 (as amended, the "Separation Agreement"), pursuant to which Lockheed Martin would separate the IS&GS Business from Lockheed Martin and transfer the IS&GS Business to Splitco. The transactions contemplated by the Merger Agreement and the Separation Agreement are referred to herein as the "Transactions."
On August 16, 2016, the acquisition date, the Company completed the Transactions. In the Transactions, among other steps, (i) Lockheed Martin transferred the IS&GS Business to Splitco; (ii) Lockheed Martin offered to Lockheed Martin stockholders the right to exchange all or a portion of their shares of Lockheed Martin common

Leidos Holdings, Inc. Annual Report - 69

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock for shares of Splitco common stock by way of an exchange offer (the "Distribution"); and (iii) Merger Sub merged with and into Splitco, with Splitco as the surviving corporation (the "Merger") and a wholly owned subsidiary of Leidos. Additionally, on the closing date of the Transactions, Splitco's name was changed to Leidos Innovations Corporation. Upon consummation of the Transactions, those Lockheed Martin stockholders who elected to participate in the exchange offer received approximately 77 million shares of Leidos common stock, which represented approximately 50.5% of the outstanding shares of Leidos common stock after consummation of the Transactions. Holders of Leidos shares prior to the transaction held the remaining 49.5% of the outstanding shares of Leidos common stock immediately after the closing.
Prior to the Distribution, Splitco incurred third-party debt financing in an aggregate principal amount of $1.8 billion and immediately thereafter, Lockheed Martin transferred the IS&GS Business to Splitco and Splitco made a special cash payment to Lockheed Martin of $1.8 billion.
In connection with the Transactions, Leidos incurred new indebtedness and assumed Splitco's indebtedness in the form of term loans in an aggregate principal amount of $690 million and $1.8 billion, respectively, and entered into a new $750 million senior secured revolving credit facility, which replaced its existing revolving credit facility. See "Note 12—Debt" for further information regarding the new debt incurred and the new senior revolving credit facility.
In conjunction with the Transactions, Leidos' Board of Directors declared a special dividend of $13.64 per share of Leidos common stock. Consequently, on August 22, 2016, the Company paid $993 million to stockholders of record as of August 15, 2016, and accrued $29 million of dividend equivalents with respect to outstanding equity awards. See "Note 15—Stock-Based Compensation" for further information regarding the modifications made to the Company's outstanding stock awards as a result of the special dividend.
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
The acquisition adds large, complex information technology ("IT") system implementation and operation experience and additional federal and international IT solutions and services work to the Leidos portfolio, providing more venues to sell value added services such as cybersecurity and analytics. As a result, the Company is more diversified in markets it serves and provides the Company the scale and access to markets intended to further growth.
The final purchase consideration for the acquisition of the IS&GS Business was as follows (in millions):

Value of common stock issued to Lockheed Martin stockholders(1)	$2,929
Equity consideration for replacement awards(2)	9
Working capital adjustments(3)	81
Purchase price	$3,019
(1) Represents approximately 77 million new shares of Leidos common stock issued to those Lockheed Martin stockholders who elected to participate in the exchange offer, based on the Company's August 16, 2016, closing share price of $51.69, less the Leidos special cash dividend amount of $13.64, which the Lockheed Martin stockholders were not entitled to receive.
(2) Represents a portion of the $23 million total fair value of replacement equity-based awards attributable to the pre-Merger service period. The remaining $12 million, net of estimated forfeitures, will be recognized as stock-based compensation expense over the remaining requisite service period (see "Note 15—Stock-Based Compensation").
(3) In January 2018, the Company finalized its net working capital at $105 million. The additional $24 million was recorded as acquisition costs in the consolidated statements of income.

Leidos Holdings, Inc. Annual Report - 70

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final fair values of the assets acquired and liabilities assumed at the date of the Transactions were as follows (in millions):

Cash	$25
Receivables, net	938
Inventory, prepaid expenses and other current assets	73
Property, plant and equipment	87
Intangible assets	1,194
Other assets	58
Accounts payable and accrued liabilities	(733)
Accrued payroll and employee benefits	(186)
Long-term debt, current portion	(23)
Deferred tax liabilities	(328)
Long-term debt, net of current portion	(1,780)
Other long-term liabilities	(45)
Total identifiable net liabilities assumed	(720)
Non-controlling interest	(13)
Goodwill	3,752
Purchase price	$3,019
During fiscal 2017, the Company recorded adjustments to finalize the fair value of acquired assets and liabilities assumed which resulted in a $337 million increase in goodwill. Significant changes included intangible assets, property, plant and equipment, deferred tax assets, other assets, accounts payable and accrued liabilities and deferred tax liabilities.
During fiscal 2017, the Company recognized cumulative catch-up adjustments related to valuation adjustments for equity method investments and property, plant, and equipment, which resulted in an increase of $7 million in amortization expense and an increase $7 million of depreciation expense, respectively. The Company recorded the cumulative catch-up adjustments to equity method investments within "Equity earnings of non-consolidated subsidiaries" and adjustments to depreciation within "Costs of revenues" and "Selling, general and administrative expenses" in the Company's consolidated statements of income.
Additionally, during fiscal 2017, the Company recorded a valuation adjustment to reflect the fair value of the non-controlling interest acquired. The fair value of $13 million was determined by calculating the present value of future cash flows for the non-controlling interest. Significant assumptions inherent in the valuation of the non-controlling interest include the estimated after-tax cash flows expected to be received and an assessment of the appropriate discount rate.
The goodwill represents intellectual capital and the acquired assembled work force, none of which qualify for recognition as a separate intangible asset. The value of goodwill has been allocated to the reporting units on a relative fair value approach (see "Note 6—Goodwill"). Of the total goodwill, $414 million is tax deductible.

Leidos Holdings, Inc. Annual Report - 71

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company identified $1.2 billion of intangible assets, representing program and contract intangibles, backlog and software and technology. The fair value measurements were primarily based on significant inputs that are not observable in the market and represent a Level 3 measurement (see "Note 5—Fair Value Measurements"). The income approach was primarily used to value the intangible assets, consisting primarily of acquired program and contract intangibles and backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
The following table summarizes the fair value of intangible assets acquired at the date of acquisition and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Program and contract intangibles(1)	9.7	$1,011
Backlog	1.8	157
Software and technology(1)	4.6	26
Total	8.6	$1,194
(1) The weighted average amortization period is estimated based on the projected economic benefits associated with these assets. Refer to "Note 7—Intangible Assets" for additional information.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	12 Months Ended
	December 29, 2017	December 30, 2016
	(in millions)
Acquisition costs	$25	$44
Integration costs	77	46
Total acquisition and integration costs	$102	$90

On January 10, 2018, the final net working capital of the IS&GS Business as of the closing date of the Transactions was finally determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. As a result, $24 million was recorded as acquisition costs in the consolidated statements of income for fiscal 2017. On January 18, 2018, the final working capital adjustment amount of $105 million was paid to Lockheed Martin.

Leidos Holdings, Inc. Annual Report - 72

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	12 Months Ended	11 Months Ended
(unaudited)	December 30, 2016	January 1, 2016
	(in millions, except for per share amounts)
Revenues	$10,443	$9,868
Income from continuing operations	340	336
Income from continuing operations attributable to Leidos common stockholders	335	331
Earnings per share:
Basic	$2.23	$2.21
Diluted	$2.20	$2.19
The unaudited pro forma financial information above excludes acquisition-related costs of $44 million for fiscal 2016 and includes these costs within the 11-month period ended January 1, 2016 as a nonrecurring significant adjustment. This adjustment was made to account for certain costs incurred as if the Transactions had been completed on January 31, 2015.
Note 3—Divestitures
In April 2016, the Company's Civil segment disposed of a business that was primarily focused on providing design, build and heavy construction engineering services. The Company received cash proceeds of $23 million, resulting in a preliminary pre-tax gain on sale of $3 million. The major classes of assets and liabilities sold included $73 million of accounts receivable, net; $3 million of non-current assets and $63 million of accounts payable and accrued liabilities. In addition, the Company recorded a $6 million liability in connection with issuance of a performance guarantee on a contract and guarantee of collection of the accounts receivables transferred. The Company paid $1 million of selling costs related to the transaction. The Company recorded the pre-tax gain on sale in "Other (expense) income, net" in the Company's consolidated statements of income.
Plainfield Renewable Energy Holdings LLC
Plainfield Renewable Energy Holdings LLC ("Plainfield") is a 37.5 megawatt biomass-fueled power plant in Plainfield, Connecticut (the "plant"). In March 2015, the Company entered into a definitive Membership Interest Purchase Agreement (the "Agreement") to sell 100% of its equity membership interest in Plainfield. During the quarter ended July 3, 2015, further negotiations occurred related to the sale of Plainfield resulting in an approximate $29 million impairment charge. The Company adjusted the carrying values of Plainfield's assets to their fair values based on the estimated selling price of the business pursuant to the terms of the Agreement that was amended on July 17, 2015 (Level 1). The Company recorded these tangible asset impairment charges in "Asset impairment charges" in the Company's consolidated statements of income.
On July 24, 2015, the Company completed the sale of its equity interests in Plainfield for an aggregate consideration of $102 million, subject to certain adjustments, and contingent earn-out payments. The consideration received at closing consisted of a cash payment of $29 million (the "Closing Payment") and a secured promissory note for $73 million (the "Note"). The sale resulted in an immaterial deferred gain. In addition to the Closing Payment and the Note, the Company is eligible to receive certain contingent earn-out payments not to exceed $30 million. The Company will recognize any consideration for the contingent earn-out payments when received. In conjunction with the sale of the plant, the Company paid $2 million of the purchase price contingent consideration

Leidos Holdings, Inc. Annual Report - 73

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued at January 30, 2015, based on the successful sale of the plant. The remaining accrued contingent consideration was released and not paid as the selling price did not meet the qualifications for the payment of the remaining contingent consideration.
The original maturity date of the Note is July 24, 2017 (the "Original Maturity Date"), with an option to extend the maturity date for three consecutive one-year periods. The annual interest rate of 6% will increase to 8% if the maturity date is extended beyond July 24, 2017, and will increase to 9% if extended beyond July 24, 2019. The first payment of accrued and unpaid interest was due January 24, 2016, with subsequent payments occurring every six months, including a portion of the principal balance. The note allows for a six-month deferral of certain payments due in January 2016 and July 2016. In January 2016 and July 2016, the Company was notified by the buyer that the interest payment due on January 24, 2016, would be deferred to the next payment date, and a portion of the principal payment due on July 24, 2016, would be deferred to the next payment due date.
During the quarter ended June 30, 2017, Plainfield exercised the first of three one-year term extension options available under the original credit agreement, thereby extending the maturity date of the Note to July 24, 2018. Concurrent with this extension, the interest rate on the Note increased from 6% to 8%. Also, during the quarter ended June 30, 2017, Leidos and Plainfield entered into an amendment to the Note allowing Plainfield to defer up to $4 million of the interest and principal payments due in July 2017 and January 2018 until July 2018. In consideration of this deferment, Leidos received certain concessions and releases from obligations under the original transaction documents.
The Company collected $6 million of principal and interest each year during fiscal 2016 and fiscal 2017. Payments under the Note are secured by a general security interest in the personal property of Plainfield, a pledge of the membership interests of Plainfield and a first mortgage on the real property that comprises the plant.
Subsequent to fiscal 2017, the Company entered into negotiations with the equity owners of Plainfield LLC regarding the Plainfield Recapitalization Plan ("Plan"). The proposed Plan envisions raising new equity combined with reduction of Plainfield's debt and, consequently, would cause impairment of Leidos' note receivable.
The net realizable value of the Note, at December 29, 2017, is estimated to be approximately $40 million, compared to its carrying value of $73 million, including accrued interest. As a result, the Company recorded a $33 million impairment of its Note, which is presented within "Other (expense) income, net" in the Company's consolidated statements of income.
Prior to the divestiture of Plainfield, the Company received a cash grant of $80 million from the U.S. Treasury Department, which contains a recapture provision that could require the Company to repay funds to the Treasury in certain circumstances. As outlined in the amended Agreement, the buyer represents to the Company that it meets the definition of a qualified buyer in regards to the terms in the U.S. Treasury cash grant. During the remaining recapture period, which ends in December 2018, the buyer and any following acquired companies, including any transferred membership interests to these companies, is contractually obligated to remain a qualified buyer, and the buyer shall cause any transferee of the plant permitted under the Agreement to enter into a written agreement to be jointly liable for any recapture event. In addition, the buyer and any continuing membership interests to acquired companies shall operate the plant as an "open-loop biomass" facility in accordance with Section 1603 of the cash grant, timely file all reports related to Section 1603 and indemnify the Company for any liabilities incurred that may arise if these obligations are breached. Based on the indemnification in the Agreement, and since the onus is on the buyer to comply with the conditions of the grant, the Company has deemed a recapture event not probable; therefore, has not recorded a liability associated with a potential recapture of the grant.
Separation of New SAIC
The Company completed the spin-off of New SAIC on September 27, 2013. The spin-off was made pursuant to the terms of a Distribution Agreement and several other agreements entered into between the Company and New SAIC on September 25, 2013. These agreements set forth, among other things, the principal actions needed to be taken in connection with the separation and govern certain aspects of the relationship between the Company and New SAIC following the separation. These agreements generally provide with certain exceptions, that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities, whether accrued or contingent, except that unknown liabilities will be shared between the parties in certain circumstances. The agreements also describe the party's commitments to provide each other with certain services for a limited time to help ensure an orderly transition. The agreements also include the

Leidos Holdings, Inc. Annual Report - 74

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

treatment of existing contracts, proposals, and teaming arrangements where New SAIC will jointly perform work after separation on Leidos contracts. While the Company is a party to the Distribution Agreement and the ancillary agreements, the Company has determined that it does not have significant continuing involvement in the operations of New SAIC, nor does the Company expect significant continuing cash flows from New SAIC.
The operating results of activities related to the Company's distribution agreement with New SAIC for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Revenues	$10	$14	$17
Cost of revenues	10	14	17
Operating income	$—	$—	$—
The operating results through the date of disposal of the Company's discontinued operations, excluding the spin-off of New SAIC, for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, were immaterial.
The major classes of assets and liabilities included in discontinued operations through the date of disposal for the periods presented are immaterial for disclosure purposes.
Note 4—Restructuring Expenses
IS&GS Business Acquisition
After the acquisition of the IS&GS Business, the Company began an initiative to align its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to this program were as follows:

	12 Months Ended
	December 29, 2017	December 30, 2016
	(in millions)
Severance costs	$18	$10
Lease termination expenses	19	2
Restructuring expenses related to the IS&GS Business in operating income	$37	$12
These restructuring expenses have been recorded within Corporate and presented separately within "Restructuring expenses" on the consolidated statements of income.

Leidos Holdings, Inc. Annual Report - 75

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related restructuring liability related to this program was as follows:

	Severance Costs	Lease Termination Expenses	Total
	(in millions)
Balance as of January 1, 2016	$—	$—	$—
Charges	10	2	12
Cash payments	(3)	(1)	(4)
Balance as of December 30, 2016	7	1	8
Charges	18	19	37
Cash payments	(20)	(16)	(36)
Balance as of December 29, 2017	$5	$4	$9
The Company expects the remainder of the restructuring liability to be substantially settled within one year.
Note 5—Fair Value Measurements
The Company's financial assets measured on a recurring basis at fair value consisted of the following:

	December 29, 2017		December 30, 2016
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Derivatives	$37	$37	$29	$29
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million fixed rate 4.45% senior secured notes maturing in December 2020, and cash flow interest rate swaps on $1.5 billion of the Company's variable rate senior secured term loans (see "Note 11—Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable (see "Note 3—Divestitures" and "Note 18—Leases") of $63 million and $92 million as of December 29, 2017, and December 30, 2016, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of December 29, 2017, and December 30, 2016, the fair value of debt was $3.2 billion and $3.3 billion, respectively, and the carrying amount was $3.1 billion and $3.3 billion, respectively (see "Note 12—Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
At December 29, 2017, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis. At December 30, 2016, the Company had non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of Lockheed Martin's IS&GS Business. Refer to "Note 2—Acquisitions" for the final fair values of the assets acquired and liabilities assumed.

Leidos Holdings, Inc. Annual Report - 76

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill
During fiscal 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil and Health). Additionally, the Company separately presents the costs associated with corporate functions as Corporate. The Company commenced operating and reporting under the new organizational structure effective the beginning of fiscal 2017 (see "Note 20—Business Segments").
Goodwill, including the amounts from the acquisition of the IS&GS Business, was allocated to the reporting units on a relative fair value approach.
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2016(1)	$792	$244	$171	$1,207
Acquisition of the IS&GS Business	1,162	1,487	766	3,415
Goodwill at December 30, 2016(1)	1,954	1,731	937	4,622
Adjustment to original purchase price allocation	94	259	(16)	337
Foreign currency translation adjustments	7	8	—	15
Goodwill at December 29, 2017(1)	$2,055	$1,998	$921	$4,974
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
See "Note 2—Acquisitions" for the description of adjustments to the original purchase price allocation.
In conjunction with the change in reportable segments, the Company evaluated goodwill for impairment, both before and after the segment change and determined that goodwill was not impaired.
Based on a qualitative analysis performed during the Company's annual impairment evaluation for fiscal 2016 and the 11-month period ended January 1, 2016, for certain of its reporting units, it was determined that it is more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values. In fiscal 2017, the company performed a quantitative analysis, see "Note 1—Summary of Significant Accounting Policies," for all reporting units. It was determined that the fair values of all individual reporting units exceeded their carrying values. As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for the periods mentioned above.
Note 7—Intangible Assets
Intangible assets consisted of the following:

	December 29, 2017			December 30, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,013	$(187)	$826	$1,450	$(25)	$1,425
Backlog	158	(158)	—	200	(54)	146
Software and technology	89	(64)	25	61	(48)	13
Customer relationships	4	(3)	1	6	(5)	1
Total finite-lived intangible assets	1,264	(412)	852	1,717	(132)	1,585
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,268	$(412)	$856	$1,721	$(132)	$1,589

Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to intangible assets, including those acquired through the Transactions, was $281 million, $84 million and $8 million for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.
The acquired program and contract, and software and technology intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. The acquired backlog intangible assets, as well as the Company's existing customer relationships and software and technology intangible assets, are amortized on a straight-line basis over their estimated useful lives.
The estimated annual amortization expense related to finite-lived intangible assets as of December 29, 2017, is as follows:

Fiscal Year Ending
(in millions)
2018	$202
2019	172
2020	128
2021	106
2022	92
2023 and thereafter	152
$852
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects and other factors.
Note 8—Receivables
The components of receivables, net consisted of the following:

	December 29, 2017	December 30, 2016
	(in millions)
Billed receivables	$771	$847
Unbilled receivables	1,074	821
Allowance for doubtful accounts	(14)	(11)
	$1,831	$1,657

Leidos Holdings, Inc. Annual Report - 78

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 29, 2017	December 30, 2016
	(in millions)
Computers and other equipment	$194	$172
Leasehold improvements	171	161
Buildings and improvements	54	104
Office furniture and fixtures	34	35
Land	49	57
Construction in progress	44	12
	546	541
Less: accumulated depreciation and amortization	(314)	(282)
	$232	$259
The change related to Buildings and improvements relates to valuation adjustments as a result of the acquisition of the IS&GS Business, see "Note 2—Acquisitions".
Depreciation expense was $55 million, $38 million and $33 million for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.
During the 11-month period ended January 1, 2016, the Company amended its sale agreement entered into in 2013 and closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage associated with the Company's former headquarters. The sale resulted in a write-off of $40 million in aggregate net book value of assets disposed, including $29 million for buildings and $10 million attributed to land. See "Note 18—Leases" for further information regarding the sale of the Company's former headquarters.

Leidos Holdings, Inc. Annual Report - 79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Composition of Certain Financial Statement Captions

Balance Sheet	December 29, 2017	December 30, 2016
	(in millions)
Inventory, prepaid expenses and other current assets:
Prepaid expenses	$90	$90
Inventory	76	67
Pre-contract costs	64	33
Transition costs and project assets	59	62
Prepaid income taxes and tax refunds receivable	54	13
Short-term notes receivable	40	3
Restricted cash	32	20
Other	38	60
	$453	$348
Other assets:
Investment in rabbi trust	$58	$48
Derivatives	37	29
Equity method investments(1)	37	20
Deferred costs	24	31
Long-term notes receivables	23	89
Other	75	48
	$254	$265
Accounts payable and accrued liabilities:
Accrued liabilities	$747	$493
Accounts payable	557	591
Collections in excess of revenues and deferred revenue	293	246
Tax indemnity liability	23	—
Provision for loss contracts	19	97
	$1,639	$1,427
Accrued payroll and employee benefits:
Salaries, bonuses and amounts withheld from employees’ compensation	$245	$211
Accrued vacation	236	244
Accrued contributions to employee benefit plans	6	28
	$487	$483
Other long-term liabilities:
Deferred compensation	$56	$48
Lease related obligations	33	37
Deferred revenue	17	20
Liabilities for uncertain tax positions	7	5
Tax indemnity liability	1	31
Accrued pension liabilities	—	6
Other	15	57
	$129	$204
(1) Net of $30 million and $10 million of dividends received during fiscal 2017 and fiscal 2016, respectively, that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	12 Months Ended		11 Months Ended
Income Statement	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Other (expense) income, net
Promissory note impairment	$(33)	$—	$—
Gain (loss) on foreign currency	5	(18)	—
Gain on sale of former headquarters	—	—	82
Other income, net	2	5	2
	$(26)	$(13)	$84
Note 11—Derivative Instruments
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
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
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
The interest rate swaps were accounted for as cash flow hedges of the Variable Rate Loans and qualified for hedge accounting treatment through the application of the long-haul method, which involves the comparison of cumulative changes in the fair value of the swap to the cumulative change in fair value of scheduled interest payments on the notional value (the perfectly effective hypothetical or "PEH"). The effective portion of the gain/loss on the swap is reported as a component of other comprehensive income/loss and will be reclassified into earnings on the dates the interest payments impact earnings. The amount of ineffectiveness recorded in earnings is equal to the excess of the cumulative change in fair value of the swap over the cumulative change in the fair value of the PEH.
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	December 29, 2017	December 30, 2016
		(in millions)
Fair value interest rate swaps	Other assets	$—	$3
Cash flow interest rate swaps	Other assets	37	26
		$37	$29

Leidos Holdings, Inc. Annual Report - 81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value adjustment to the fair value interest rate swap and the underlying debt was a decrease of $3 million and $5 million for the year ended December 29, 2017, and December 30, 2016, respectively.
The effect of the Company's cash flow hedges on other comprehensive income and earnings for the periods presented was as follows:

	12 Months Ended
	December 29, 2017	December 30, 2016
	(in millions)
Effective portion recognized in other comprehensive income	$10	$22
Effective portion reclassified from accumulated other comprehensive income (loss) to interest expense	—	2
Ineffective portion recognized in other (expense) income, net	1	2
The Company expects to reclassify gains of $8 million from accumulated other comprehensive income (loss) into earnings during the next 12 months.
The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statements of cash flows.
Note 12—Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	December 29, 2017(1)	December 30, 2016(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$449	$451
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$400 million Term Loan A, due August 2019	—%	—%	—	123
$690 million Term Loan A, due August 2022	3.13%	3.61%	644	676
$310 million Term Loan A, due August 2022	3.13%	3.60%	270	304
$1,131 million Term Loan B, due August 2023	3.38%	3.74%	1,101	1,110
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases and notes payable due on various dates through fiscal 2022	0%-5.55%	Various	27	3
Total long-term debt			3,111	3,287
Less: current portion			55	62
Total long-term debt, net of current portion			$3,056	$3,225

(1)
The carrying amounts of the senior secured term loans and notes and unsecured notes as of December 29, 2017, and December 30, 2016, include the remaining principal outstanding of $3,129 million and $3,336 million, respectively, plus an immaterial amount and $3 million, respectively, related to the fair value of the interest rate swaps (see "Note 11—Derivative Instruments"), less unamortized debt discounts of $35 million and $46 million, respectively, less deferred debt issuance costs of $10 million and $9 million, respectively.

Senior Secured Notes
During the 11-month period ended January 1, 2016, the Company repurchased in the open market and retired principal amounts of $14 million on its $300 million 5.95% notes, due December 2040.

Leidos Holdings, Inc. Annual Report - 82

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Term Loans
On August 16, 2016, in connection with the acquisition of the IS&GS Business, Leidos, Inc. secured a new term loan of $690 million. In addition, as a result of the acquisition, Leidos assumed the IS&GS Business' term loans of $1.8 billion, which were obtained by the IS&GS Business immediately prior to the Transactions (see "Note 2—Acquisitions"). The outstanding obligations under the term loans are secured by a first priority lien on substantially all of the assets of the Company, subject to certain exceptions set forth in the credit agreements and related documentation.
In February 2017, Leidos amended the terms of its senior secured $1.1 billion Term Loan B, due August 2023. As a result, the margin on Term Loan B was reduced by 50 basis points to 2.25% and the six month call provision was extended an additional six months. The repricing of the term loan became effective on February 16, 2017.
In August 2017, Leidos amended its senior secured term loans and revolving credit facility agreements. These amendments reduced the applicable margins for the revolving credit facility and Term Loans A and B each by 25 basis points. Additionally, the maturity date for the revolving credit facility, $690 million Term Loan A and $310 million Term Loan A were each extended by one year to August 2022, and the scheduled increase in quarterly principal payments for both of these term loans was delayed one year to March 2020. The amendments also include a collateral suspension provision that will permit the secured credit agreements to become unsecured under certain circumstances.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.50% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At December 29, 2017, the current margin on Term Loan A was 1.75% and the margin on Term Loan B was 2.00%.
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
During fiscal 2017, the Company made $76 million of required quarterly payments on its term loans. In addition to the required quarterly payments, the Company prepaid $130 million and $275 million of its term loans during fiscal 2017 and fiscal 2016, respectively. Associated with these early repayments, $2 million and $5 million during fiscal 2017 and fiscal 2016, respectively, of unamortized debt discount and deferred financing costs were written off and recorded to "Other (expense) income, net" in the Company's consolidated statements of income.

Leidos Holdings, Inc. Annual Report - 83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes
During the 11-month period ended January 1, 2016, the Company repurchased in the open market and retired principal amounts of $23 million on its $300 million 5.50% notes, due July 2033. The Company recorded a $1 million gain on extinguishment of debt as part of the partial repayment of the notes. The gain represents the difference between the repurchase price amounts of $22 million and the net carrying amount of the notes. The net carrying amount was reduced by the write-off of a portion of the unamortized debt discount and deferred financing costs on a pro-rata basis to the reduction of debt. The Company recorded the gain on extinguishment of debt in "Other (expense) income, net" in the Company's consolidated statements of income.
Principal payments are made quarterly on the Company's variable rate senior secured term loans, with the majority of the principal due at maturity. Interest on the variable rate senior secured term loans is payable on a periodic basis, which must be at least quarterly. Interest on the senior fixed rate secured notes and unsecured notes is payable on a semi-annual basis with principal payments due at maturity.
In connection with the new senior secured term loans, the Company recognized $53 million of debt discount and debt issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the term loans. The Company also recognized $15 million of origination costs related to the new credit facility (see "Revolving Credit Facility" below), which were capitalized within "Other assets" in the consolidated balance sheets. Amortization for the senior secured term loans and notes, unsecured notes and revolving credit facility was $13 million, $6 million and $1 million for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed by intercompany guarantees. The senior secured term loans and notes and unsecured notes contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of December 29, 2017.
Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2018	$55
2019	71
2020	582
2021	113
2022	642
2023 and thereafter	1,693
Total principal payments	3,156
Less: unamortized debt discount and issuance costs	(45)
Total long-term debt	$3,111
Revolving Credit Facility
On August 16, 2016, Leidos, Inc. entered into a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The new credit facility replaced the previous $500 million credit facility that was set to expire in March 2018. The maturity date of the new credit facility is August 2021. During fiscal 2017 and fiscal 2016, there were no borrowings under the new credit facility.
The credit agreements contain certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants define the debt-to-EBITDA ratio that the Company needs to maintain at the end of each quarter. The Company maintains a ratio of total senior secured debt, including borrowings under this credit facility, to the trailing four quarters of EBITDA (adjusted for certain items as defined in the credit facility) of not more than 4.75 prior to February 16, 2018, 4.25 from February 16, 2018, to February 16, 2019, and 3.75 thereafter. The Company was in compliance with these financial covenants as of December 29, 2017.

Leidos Holdings, Inc. Annual Report - 84

LEIDOS HOLDINGS, INC.
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
Notes Payable
During fiscal 2017, the Company recognized $21 million of notes payable related to secured borrowings associated with certain contracts within its commercial energy business.
Note 13—Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized (loss) gain on derivative instruments	Pension liability adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 30, 2015	$1	$(5)	$(7)	$(11)
Other comprehensive (loss) income	(1)	1	5	5
Taxes	—	—	(2)	(2)
Balance at January 1, 2016	—	(4)	(4)	(8)
Other comprehensive (loss) income	(8)	26	1	19
Taxes	1	(10)	2	(7)
Reclassification from accumulated other comprehensive income (loss)	—	(2)	(6)	(8)
Balance at December 30, 2016	(7)	10	(7)	(4)
Other comprehensive income	36	10	9	55
Taxes	(12)	(6)	—	(18)
Balance at December 29, 2017	$17	$14	$2	$33
Reclassifications for unrecognized (loss) gain on derivative instruments associated with outstanding debt are recorded in "Interest expense" in the Company's consolidated statements of income.
Reclassifications for pension liability adjustments are recorded in "Selling, general and administrative expenses" in the Company's consolidated statements of income.
Note 14—Earnings Per Share ("EPS")
Basic EPS is computed by dividing income attributable to Leidos stockholders by the basic weighted average number of shares outstanding. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
The Company issues unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are dilutive common share equivalents subject to the treasury stock method.

Leidos Holdings, Inc. Annual Report - 85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Basic weighted average number of shares outstanding	152	102	73
Dilutive common share equivalents—stock options and other stock awards	2	2	1
Diluted weighted average number of shares outstanding	154	104	74
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
The delivery of 2.4 million shares of Leidos common stock related to ASR purchases for the 11-month period ended January 1, 2016, reduced the Company's outstanding shares used to determine the weighted average shares outstanding for purposes of calculating basic and diluted EPS. There were no open market repurchases during fiscal 2017 and fiscal 2016.
Note 15—Stock-Based Compensation
Plan Summaries
As of December 29, 2017, the Company had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). Leidos issues new shares upon the issuance of the vesting of stock units or exercise of stock options under these plans.
In fiscal 2017, stockholders approved the 2017 Omnibus Incentive Plan which provides the Company and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of December 29, 2017, the Company has issued stock options, restricted stock units, performance-based awards and cash awards under this plan to employees and directors. Service-based awards granted under the plan prior to fiscal 2015 generally vest or become exercisable 20% a year for the first three years and 40% in the fourth year. In fiscal 2015, the Company began granting awards that generally vest or become exercisable 25% a year over four years or cliff vest in three years. As of December 29, 2017, 5.3 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. These plans provided for the issuance of restricted share units to eligible employees. Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding shares to the plans' participants. All awards under these plans are fully vested and awards have not been issued under these plans since 2012. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.
In fiscal 2017, stockholders approved the amended ESPP which allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, the discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. A total of 4.8 million shares remain available for future issuance under the Company's Amended and Restated 2006 ESPP.

Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation and related tax benefits recognized under all plans were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Total stock-based compensation expense	$43	$35	$30
Tax benefits recognized from stock-based compensation	$17	$14	$12
Stock Options
Stock options are granted with exercise prices equal to the fair market value of Leidos' common stock on the date of grant and for terms not greater than ten years. Beginning in fiscal 2012, stock options granted under the 2006 Equity Incentive Plan have a term of seven years and a vesting period of four years, except for stock options granted to the Company's outside directors, which have a vesting period of the earlier of one year from grant date or the next annual meeting of stockholders following grant date.
The fair value of the Company's stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the Company's stock option awards is generally expensed on a straight-line basis over the vesting period of four years, except for stock options granted to the Company's outside directors, which is recognized over the vesting period of one year or less.
During the 11-month period ended January 1, 2016, the expected volatility was estimated using a blended volatility method for a period consistent with the expected term, based more significantly on the weighted average historical volatility of a group of publicly-traded peer companies and the weighted average implied volatility from traded options on Leidos stock for a time period prior to the grant date.
During fiscal 2016, expected volatility was based on using a blended approach, which included weighted average historical volatility of a group of publicly-traded peer companies, weighted average historical volatility of the Company and the weighted average implied volatility. The expected volatility increased, from pre-acquisition to post-acquisition of the IS&GS Business in fiscal 2016, due to a higher allocation of peer group volatility used post-acquisition compared to a higher allocation of historical volatility used pre-acquisition. The post-acquisition volatility reflected an updated peer group mix.
During fiscal 2017, the Company ceased the usage of peer group volatility, as an input into its blended approach to measure expected volatility, and increased the reliance on historical volatility. The revised blended approach includes the Company's weighted average historical and implied volatilities.
The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. Leidos utilizes the simplified method for the expected term, which represents an appropriate period of time that the options granted are expected to remain outstanding between the weighted-average vesting period and end of the respective contractual term. The dividend yield increased from pre-acquisition to post-acquisition due to historical stock price fluctuations. The Company uses historical data to estimate forfeitures and was derived in the same manner as in the prior years presented.

Leidos Holdings, Inc. Annual Report - 87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the periods presented were as follows:

	12 Months Ended			11 Months Ended
	December 29, 2017	December 30, 2016 (Grants after acquisition)	December 30, 2016 (Grants before acquisition)	January 1, 2016
Weighted average grant-date fair value	$11.53	$10.33	$9.54	$6.72
Expected term (in years)	4.7	4.7	4.8	4.7
Expected volatility	29.7%	37.9%	29.9%	24.5%
Risk-free interest rate	1.9%	1.2%	1.3%	1.4%
Dividend yield	2.5%	2.7%	2.5%	2.9%
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
Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 30, 2015	3.6	$38.50	4.0	$14
Options granted	0.6	42.64
Options forfeited or expired	(0.9)	42.03
Options exercised	(0.9)	38.53		9
Outstanding at January 1, 2016	2.4	$38.21	4.5	$43
Options granted	0.6	43.56
Special dividend adjustments	0.9
Options forfeited or expired	(0.2)	34.98
Options exercised	(0.4)	34.11		5
Outstanding at December 30, 2016	3.3	$29.77	4.1	70
Options granted	0.5	53.51
Options forfeited or expired	(0.2)	35.72
Options exercised	(0.8)	27.23		23
Outstanding at December 29, 2017	2.8	34.38	3.9	86
Exercisable at December 29, 2017	1.6	$29.13	2.7	$56
Vested and expected to vest in the future as of December 29, 2017	2.7	$33.98	3.8	$83
As of December 29, 2017, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Tax benefits from stock options exercised	$7	$1	$1
Fair value of stock surrendered in payment of the exercise price for stock options exercised	$2	$4	$3
Cash received from exercises of stock options	$2	$—	$—
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of four years based upon required service conditions and in some cases revenue-based performance conditions.
In connection with the Transactions (see "Note 2—Acquisitions"), the Company issued 0.6 million replacement restricted stock units valued at $23 million, of which $9 million was allocated as purchase consideration attributed to pre-acquisition service and the remaining $12 million represents the total remaining stock-based compensation expense, net of estimated forfeitures. This remaining expense will be recognized over three years from the date of acquisition.
Restricted stock units activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 30, 2015	3.0	$38.51
Awards granted	0.5	42.95
Awards forfeited	(0.4)	40.10
Awards vested	(0.8)	40.05
Unvested stock awards at January 1, 2016	2.3	$38.97
Awards granted	1.5	41.45
Awards forfeited	(0.2)	40.88
Awards vested	(1.1)	38.91
Unvested stock awards at December 30, 2016	2.5	$40.39
Awards granted	0.8	53.91
Awards forfeited	(0.3)	45.89
Awards vested	(1.0)	41.02
Unvested stock awards at December 29, 2017	2.0	$44.96
As of December 29, 2017, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock units that vested in fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, was $33 million, $43 million and $29 million, respectively. In addition, the fair value of dividend equivalents with respect to restricted stock units that vested in fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016 was $13 million, $8 million and $2 million, respectively.

Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Stock Awards
Historically, the Company granted performance-based stock awards to certain officers and key employees of the Company under the 2006 Equity Incentive Plan. During fiscal 2017, upon stockholder approval, the Company started granting performance-based stock awards to these individuals under the 2017 Omnibus Incentive Plan. Under both plans, the Company's performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, the Company granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 30, 2015	0.1	$37.70
Awards granted	0.2	44.30
Awards forfeited	(0.1)	43.49
Unvested at January 1, 2016	0.2	$43.35
Awards granted	0.2	45.62
Unvested at December 30, 2016	0.4	$44.44
Awards granted	0.2	57.94
Awards vested	(0.1)	42.85
Unvested at December 29, 2017	0.5	$50.34
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016 was $53.58, $45.83 and $43.78, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, was $62.30, $45.80 and $45.00, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Expected volatility	27.19%	31.73%	27.67%
Risk free rate of return	1.53%	1.01%	0.82%
Weighted average grant date stock price	$53.73	$46.54	$42.61
As of December 29, 2017, there was $9 million of unrecognized compensation cost, net of estimated forfeitures, related to performance-based stock awards granted under both the 2017 Omnibus Incentive Plan and 2006 Equity

Leidos Holdings, Inc. Annual Report - 90

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Plan, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of performance-based stock awards that vested in fiscal 2017 was $4 million. There were no performance-based stock awards that vested in fiscal 2016 and the 11-month period ended January 1, 2016.
Note 16—Income Taxes
In December 2017, the U.S. government enacted the Tax Act which made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (4) limiting the deductibility of certain executive compensation.
As a result of the Company’s analysis of the impact of the Tax Act, a discrete net tax benefit of $115 million was recorded in fiscal 2017, which primarily consists of a net benefit for the corporate rate reduction of $119 million. This rate reduction resulted in a corresponding net decrease of deferred tax liabilities.
The Company's accounting for the following elements of the Tax Act is not complete: (1) deemed repatriation tax, (2) cost recovery and (3) limitation on the deductibility of certain executive compensation. However, the Company was able to make reasonable estimates and has recorded provisional amounts. The Company expects to finalize its assessment of all provisional amounts within the maximum one year measurement period. There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate.
Less than 10% of the Company's income from continuing operations before income taxes for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, was earned outside of the United States. The provision for income taxes related to continuing operations for the periods presented included the following:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Current:
Federal and foreign	$130	$88	$71
State	30	16	14
Deferred:
Federal and foreign	(141)	(29)	20
State	10	(3)	7
Total	$29	$72	$112

Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for the periods presented was as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$138	$111	$124
Change in statutory federal tax rate	(125)	—	—
State income taxes, net of federal tax benefit	31	8	14
Excess tax benefits from stock-based compensation	(12)	(8)	—
Capitalized transaction costs	9	7	—
Change in valuation allowance for deferred tax assets	7	(8)	(21)
Research and development credits	(7)	(4)	(4)
Dividends paid to employee stock ownership plan	(4)	(38)	(3)
Impact of foreign operations	(4)	—	—
Change in accruals for uncertain tax positions	—	1	(4)
Other	(4)	3	6
Total	$29	$72	$112
Effective income tax rate	7.4%	22.6%	31.5%
The Company's effective tax rate for fiscal 2017 was favorably impacted by the Tax Act's reduction of the federal corporate tax rate from 35% to 21% applied to the Company's fiscal 2017 year-end deferred tax balances and excess tax benefits related to employee stock-based payment transactions.

The Company's effective tax rate for fiscal 2016 was favorably impacted by the tax deductibility of the special cash dividend, related to the Transactions described in “Note 2—Acquisitions,” on shares held by the Leidos retirement plan, the income tax benefits of the research tax credit and the excess tax benefits related to employee stock-based payment transactions, partially offset by the impact of certain capitalized transactions costs related to the Transactions.
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
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

Leidos Holdings, Inc. Annual Report - 92

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2017	December 30, 2016
	(in millions)
Reserves	$62	$103
Capital loss carryover	60	81
Accrued vacation and bonuses	54	89
Credits and net operating losses carryovers	33	35
Deferred compensation	22	38
Vesting stock awards	17	23
Deferred rent and tenant allowances	10	16
Investments	2	3
Employee benefit contributions	—	3
Other	18	17
Total deferred tax assets	278	408
Valuation allowance	(83)	(102)
Deferred tax assets, net of valuation allowance	195	306

Purchased intangible assets	(340)	(748)
Deferred revenue	(34)	(42)
Partnership interest	(17)	(14)
Accumulated other comprehensive income	(13)	(8)
Employee benefit contributions	(3)	—
Fixed asset basis differences	—	(11)
Other	(8)	(7)
Total deferred tax liabilities	(415)	(830)
Net deferred tax liabilities	$(220)	$(524)
Net deferred tax assets (liabilities) were as follows:

	December 29, 2017	December 30, 2016
	(in millions)
Net non-current deferred tax assets	$—	$16
Net non-current deferred tax liabilities	(220)	(540)
Total net deferred tax liabilities	$(220)	$(524)
At December 29, 2017, the Company had $20 million of federal net operating loss ("NOL") carryforwards and $180 million of state net operating losses, which will begin to expire in fiscal 2018. The Company also has $13 million of state tax credits, which will begin to expire in fiscal 2018. The Company expects to utilize $5 million and $71 million of these state tax credits and state net operating losses, respectively. The company also had foreign net operating losses of $35 million. The majority of the NOLs were acquired in the Transactions.
As of December 29, 2017, the Company had a capital loss carryforward of $234 million, $97 million of which will begin to expire in fiscal 2018. The Company does not believe it will be able to generate capital gains to realize the benefit from the capital loss carryforward. As a result, a full valuation allowance has been provided as of December 29, 2017.

Leidos Holdings, Inc. Annual Report - 93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Unrecognized tax benefits at beginning of year	$9	$11	$17
Additions for tax positions related to current year	2	1	5
Additions for tax positions related to prior years	2	4	4
Reductions for tax positions related to prior years	(3)	(7)	(15)
Unrecognized tax benefits at end of year	$10	$9	$11
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$7	$4	$7
At December 29, 2017, December 30, 2016, and January 1, 2016, accrued interest and penalties totaled $1 million. A negligible amount of interest and penalties were recognized in the Company's consolidated statements of income in fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016.
At December 29, 2017, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $11 million, $7 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At December 30, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $10 million, $5 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At January 1, 2016, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $12 million, $5 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets.
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process, a real-time audit of the Company's consolidated federal corporate income tax return. The IRS has examined the Company's consolidated federal income tax returns through the year ended December 30, 2016. With a few exceptions, as of December 29, 2017, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for years before fiscal 2015.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $6 million of the Company's unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company's tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 17—Retirement Plans
Defined Contribution Plans
The Company sponsors several defined contribution plans, including the Leidos, Inc. Retirement Plan which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate, and the Leidos, Inc. Retirement Plan for Former IS&GS Employees. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions were $94 million, $68 million and $56 million for fiscal 2017, fiscal 2016 and the 11-month period ended January 1, 2016, respectively.

Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plans
The Company maintains two deferred compensation plans, the Keystaff Deferral Plan ("KDP") and the Key Executive Stock Deferral Plan ("KESDP"), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The deferred compensation plans allow eligible participants to elect to defer a portion of their salary, and all or a portion of certain bonuses, including stock unit awards. Directors may also elect to defer their director fees and retainers.
The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and investments. The Company maintains a rabbi trust for the purpose of funding benefit payments to the KDP participants. Participants may allocate deferred cash bonus amounts into a variety of designated investment options, with gains and losses based on the elected investment option performance. Under the KESDP, eligible participants may also elect to defer in share units all or a portion of certain cash bonuses and stock unit awards granted under the 2006 Equity Incentive Plan and the 2017 Omnibus Incentive Plan (see "Note 15 Stock-Based Compensation"). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP participants. Deferred balances in the KDP and KESDP plans are paid in lump sum or installments upon retirement, termination, or the elected specified date.
The Company sponsored a 401(k) Excess Deferral Plan ("Excess Plan") for the benefit of certain management or highly compensated employees that allowed participants to elect to defer up to 20% of their eligible salary once the participant has met the IRS contribution limit imposed on the Leidos, Inc. Retirement Plan. The Company made matching contributions to participants who have received a reduced Company contribution in the Leidos, Inc. Retirement Plan due to the participant's deferral of salary into the Excess Plan which were included in the contributions expensed amount for defined contributions plans. This plan was frozen effective December 31, 2016.
Defined Benefit Plans
The Company sponsors a defined benefit pension plan in the United Kingdom for former employees on an expired customer contract. While benefits under the plan are frozen, the Company has continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, the Company sold certain components of its business, including the component of its business that contained this pension and employed the pension plan participants. Pursuant to the definitive sale agreement, the Company retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining immaterial components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
The projected benefit obligation as of December 29, 2017, and December 30, 2016, was $120 million and $115 million, respectively. The increase in the projected benefit obligation was primarily due to the impact of a weaker U.S. dollar, partially offset by a gain resulting from changes in assumptions used in the valuation.
The fair value of plan assets as of December 29, 2017, and December 30, 2016, was $129 million and $109 million, respectively. The plan funding status was overfunded $9 million and underfunded $6 million as of December 29, 2017, and December 30, 2016, respectively.
Other
The Company also sponsors a defined benefit pension plan for employees working on one U.S. Government contract. As part of the contractual agreement, the customer reimburses the Company for contributions made to the plan that are allowable under government contract cost accounting requirements. If the Company were to cease being the contractor as a result of a recompetition process, this defined benefit pension plan and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the plan to a successor contractor, any amount by which plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. Government customer. Since the Company is not responsible for the current or future funded status of this plan, no assets or liabilities arising from its funded status are recorded in the Company's consolidated financial statements and no amounts associated with this plan are included in the defined benefit plan disclosures above.

Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Leases
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Gross rental expense	$181	$107	$83
Less: sublease income	(3)	(2)	(8)
Net rental expense	$178	$105	$75
The increase in rental expense was primarily due to the acquisition of the IS&GS Business in fiscal 2016.
Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 29, 2017, are as follows:

Fiscal Year Ending	Operating lease commitment	Sublease receipts
	(in millions)
2018	$140	$2
2019	107	1
2020	78	1
2021	53	1
2022	39	—
2023 and thereafter	78	—
Total	$495	$5
As of December 29, 2017, the Company had capital lease obligations of $6 million that are payable over the next two years (see "Note 12—Debt").
Sale and Leaseback Agreement
On May 3, 2013, the Company entered into a purchase and sale agreement ("2013 Sale") relating to the sale of approximately 18 acres of land in Fairfax County, Virginia, including four office buildings, a multi-level parking garage, surface parking lots, and other related improvements and structures, as well as tangible personal property and third-party leases. This sale agreement contemplated that sales would be completed in a series of transactions over a period of several years.
On August 31, 2015, the Company entered into an amendment to the original purchase and sale agreement and subsequently, in December 2015, closed the sale of the remaining building, parcels of land that surround the building and the multi-level surface parking garage for a net purchase consideration of $95 million. The closing consideration consisted of a cash payment of $75 million and a promissory note (the "Note") of $20 million, net of discount of $5 million. The proceeds of $95 million resulted in a gain of $82 million due to 1) the write-off of the financing note payable of $35 million and other long-term liabilities of $5 million from the 2013 Sale; 2) offset by the write-off of $40 million in aggregate net book value of property disposed, which includes amounts related to the disposal of the third office building sold during the 2013 Sale; and 3) payments for a lease termination fee of $8 million to terminate the financing leaseback agreement and transaction and selling costs of $5 million. The gain was recorded in "Other (expense) income, net" in the Company's consolidated statements of income.
The Note matures on December 17, 2019 ("Maturity Date"), and accrues interest at 30-day LIBOR subject to a floor of 0.25% per annum, plus 0.50% over a four-year period. Interest will accrue daily and is not compounded to the

Leidos Holdings, Inc. Annual Report - 96

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 19—Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$214	$47	$31
Cash paid for interest	133	90	50

Non-cash investing activity:
Stock issued for acquisition of the IS&GS Business	$—	$2,938	$—
Promissory note, net received for disposition of business	—	—	72
Promissory note, net received from a real estate sale	—	—	20

Non-cash financing activity:
Capital lease and notes payable obligations	$27	$—	$6
Dividends declared and other	3	21	2
The following is a reconciliation of cash and cash equivalents, as reported within the consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the consolidated statements of cash flows, as required by the adoption of ASU 2016-18 (see "Note 1—Summary of Significant Accounting Policies"):

	December 29, 2017	December 30, 2016
	(in millions)
Cash and cash equivalents	$390	$376
Restricted cash	32	20
Total cash, cash equivalents and restricted cash	$422	$396
The restricted cash is recorded within "Inventory, prepaid expenses and other current assets" in the Company's consolidated balance sheets.
The restricted cash primarily comprises of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.

Leidos Holdings, Inc. Annual Report - 97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its Chairman and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
During fiscal 2017, the Company completed its business reorganization, which resulted in identification of three reportable segments (Defense Solutions, Civil and Health). Additionally, the Company separately presents the costs associated with corporate functions as Corporate. The Company commenced operating and reporting under the new organization structure effective the beginning of fiscal 2017. The segment information for prior periods has been recast to reflect the Company's current reportable segments structure.
Defense Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of the Company's customers in areas of intelligence surveillance and reconnaissance, enterprise IT and integrated systems and cybersecurity and global services. Defense Solutions provides a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, DHS, government agencies of U.S. allies abroad and other federal, civilian and commercial customers in the national security industry. The Company's solutions deliver innovative technology, large-scale intelligence systems, command and control, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
The Civil business is focused on seamlessly integrating and protecting physical, digital and data domains. By applying leading science, effective technologies and business acumen, the Company's forward thinkers are helping customers maximize their performance and take on the connected world with data-driven insights, improved efficiencies and technological advantages.
The Health business is focused on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and wellbeing of people worldwide including service members and veterans. These solutions enable customers to deliver on the health mission of providing high quality, cost effective care and are accomplished through the integration of information technology, engineering, health & life sciences, clinical insights and health policy. The capabilities the Health business provides are principally encapsulated by four major areas of activity: complex systems integration, managed health services, enterprise IT transformation and life sciences.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by the Company's U.S. Government customers and certain other expense items excluded from a reportable segment's performance.

Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes business segment information for the periods presented:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Revenues:
Defense Solutions	$4,959	$3,843	$3,009
Civil	3,409	2,082	1,141
Health	1,802	1,117	556
Corporate	—	1	6
Total revenues	$10,170	$7,043	$4,712

Operating income (loss):
Defense Solutions	$307	$312	$260
Civil	226	146	33
Health	228	110	46
Corporate	(202)	(151)	(19)
Total operating income	$559	$417	$320

Amortization of intangible assets:
Defense Solutions	$108	$17	$—
Civil	132	39	6
Health	41	28	2
Total amortization of intangible assets	$281	$84	$8
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Other (expense) income, net," "Interest income," "Interest expense" and "Income tax expense," as reported in the consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.
Asset information by segment is not a key measure of performance used by the CODM.
Less than 10% of the Company's revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. As such, the financial information by geographic location is not presented.

Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government. The percentages of total revenues for the U.S. Government, its agencies and other customers comprising more than 10% of total revenues in any of the periods for the periods presented were as follows:

	12 Months Ended		11 Months Ended
	December 29, 2017	December 30, 2016	January 1, 2016
U.S. Government	84%	81%	76%
U.S. DoD	47%	56%	64%
U.S. Army	13%	14%	14%
Maryland Procurement Office	5%	7%	10%
Note 21—Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision of the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by DoE for the performance of IT services by Lockheed Martin Services, Inc. (“LMSI”) under a subcontract to MSA constituted alleged affiliate fees in violation of the Federal Acquisition Regulation (the "FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. Government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. In addition, the U.S. Attorney's office has advised that a parallel criminal investigation is open, although no subjects or targets of the investigation have been identified.
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed price/fixed unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At December 29, 2017, the Company has a liability of $39 million and an indemnification asset of $1 million recorded in the consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice

Leidos Holdings, Inc. Annual Report - 100

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company's insurer. The parties executed the settlement agreement and plaintiffs filed their motion for preliminary settlement approval at the District Court on December 13, 2017. The terms of the settlement agreement remain subject to court approval, which is expected to occur in the first half of 2018.
Greek Government Contract
In 2003, the Company entered into a firm-fixed-price contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company's final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for €39 million or $46 million, which has not been satisfied. In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor, converting the award to U.S. dollars in the amount of $63 million. The U.S. Court of Appeals for the D.C. Circuit subsequently ruled that the district court judgment should instead reflect the currency in which it was originally awarded. Separately, the Greek government sought to annul the award in the Greek courts; however, on July 27, 2017, the Athens Court of Appeals issued a decision rejecting the government's position. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, based upon current information, will likely have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.
Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as Apple I. In an opinion and order, unsealed by the court on October 13, 2017, the court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court also awarded costs, certain attorneys' fees, and certain interest, and directed VirnetX and Apple to meet and confer regarding those amounts, resulting in a filing by VirnetX asking the court to grant VirnetX an additional sum of over $96 million. This additional amount would bring the total award to VirnetX in the Apple I case to over $439 million. Apple has filed an appeal of the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit. A jury trial in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, has been scheduled by the District Court to begin on April 2, 2018. Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, Apple has appealed the verdict and no assurances can be given when or if the Company will receive any proceeds in connection with this jury award. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology.

Leidos Holdings, Inc. Annual Report - 101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not have any material assets or liabilities recorded in connection with this matter as of December 29, 2017.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material effect on the Company's business, financial position, results of operations, and cash flows due to its reliance on government contracts.
During fiscal 2017, pursuant to the resolution of certain government accounting matters, including audits by the Defense Contract Audit Agency ("DCAA"), the Company recorded a net $24 million reduction to its accrued liabilities.
Indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent fiscal years for Leidos Inc. and fiscal 2011 and subsequent fiscal years for Leidos Innovations. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability would be adversely affected. As of December 29, 2017, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
In December 2017, Leidos submitted an external restructuring proposal ("XRP"), in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which permits defense contractors to recover certain specified external restructuring costs. The XRP proposal is subject to DCAA approval and audit, and any recovery may be through the pricing of the Company's services to the U.S. government in the future periods with the impact included in the reportable segments' results of operations. However, there is no certainty of the timing of approval of the XRP proposal and the amounts that may be approved for recovery.
Note 22—Commitments
The Company has outstanding letters of credit of $93 million as of December 29, 2017, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds in the amount of $148 million as of December 29, 2017, principally related to performance and subcontractor payment bonds on the Company's contracts. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next four fiscal years.
Note 23—Subsequent Events
On January 10, 2018, the final amount of the net working capital of the IS&GS Business, as of the closing date of the Transactions, was determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. As a result, $24 million was recorded as acquisition costs in the consolidated statements of income for fiscal 2017 (See "Note 2—Acquisitions"). On January 18, 2018, the final working capital amount of $105 million was paid to Lockheed Martin.
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, Virginia. The Company will occupy the space for an initial term of 148 months and rent expense will be $11 million for the first lease year, with an annual rent expense increase of 2.5%. The Company currently expects construction to be completed and to take occupancy of the building by April 1, 2020, at which point the Company's lease agreements for its current corporate headquarters will terminate.
On January 26, 2018, the Company entered into a Membership Interest Purchase Agreement with Jacobs Engineering Group, Inc. ("Jacobs Group"), whereby the Company purchased 100% of Jacobs Group's 41% outstanding membership interests in MSA. As a result, Leidos increased its ownership in MSA from 47% to 88% effective January 26, 2018.
On February 14, 2018, Leidos and Plainfield entered into an amendment to the Note allowing Plainfield to defer the principal and additional interest payment originally due on January 24, 2018 until February 28, 2018.

Leidos Holdings, Inc. Annual Report - 102

PART II

Selected Quarterly Financial Data (Unaudited)
Selected financial data (unaudited) for the periods presented was as follows:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017
	(in millions, except per share amounts)
Fiscal 2017(1)
Revenues	$2,580	$2,571	$2,503	$2,516
Operating income	$141	$166	$151	$101
Net income	$74	$98	$79	$113
Net income attributable to Leidos common stockholders	$72	$98	$82	$114
Basic earnings per share attributable to Leidos common stockholders(4)	$0.48	$0.65	$0.54	$0.75
Diluted earnings per share attributable to Leidos common stockholders	$0.47	$0.64	$0.53	$0.74
	Three Months Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
	(in millions, except per share amounts)
Fiscal 2016(2)
Revenues	$1,312	$1,288	$1,868	$2,575
Operating income	$89	$75	$101	$152
Net income(3)	$53	$41	$92	$60
Net income attributable to Leidos common stockholders	$53	$41	$91	$59
Basic earnings per share attributable to Leidos common stockholders(4)	$0.74	$0.56	$0.81	$0.39
Diluted earnings per share attributable to Leidos common stockholders(4)	$0.72	$0.55	$0.80	$0.39

(1)
The fiscal 2017 quarterly results include acquisition and integration costs of $19 million, $16 million, $21 million, and $46 million in the first, second, third and fourth quarter, respectively, and restructuring expenses of $13 million, $6 million, $6 million, and $12 million in the first, second, third and fourth quarter, respectively. The fiscal 2017 fourth quarter results include a $33 million promissory note impairment charge.

(2)
The fiscal 2016 quarterly results include acquisition and integration costs of $9 million, $15 million, $44 million, and $22 million in the first, second, third, and fourth quarter, respectively, and restructuring expenses of $1 million, $5 million, and $8 million in the second, third, and fourth quarter, respectively.

(3)
Due to the adoption of ASU 2016-09 in the second quarter of fiscal 2016, the Company recognized a $4 million, $3 million and $1 million discrete tax benefit for the first, second and third quarter, respectively, of fiscal 2016.

(4)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for fiscal 2017 and fiscal 2016.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Leidos Holdings, Inc. Annual Report - 103

PART II

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of Leidos' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 29, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in Leidos' internal control over financial reporting that occurred in the fourth quarter of the period ended December 29, 2017, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, Leidos' internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of Leidos' internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2017, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 23, 2018

Leidos Holdings, Inc. Annual Report - 104

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the Company's change in fiscal year end from the Friday nearest the end of January to the Friday nearest the end of December effective for the 11-month period ended January 1, 2016.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 23, 2018

Leidos Holdings, Inc. Annual Report - 105

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Annual Report - 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive and Other Key Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2018 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have adopted a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled "Investors" then "Corporate Governance" and then "Code of Conduct." We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2018 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2018 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2018 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of December 29, 2017, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,282,826	(2)	$34.38	(3)	14,455,526	(4)
Equity compensation plans not approved by security holders (6)	—		—		—	(5)
Total	5,282,826		$34.38	(3)	14,455,526

(1)
The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.

(2)
Represents (i) 2,442,121 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 244,673 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 27,463 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 2,813,242 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.

Leidos Holdings, Inc. Annual Report - 107

PART III

(4)
Represents 7,365,495, 2,303,601 and 4,786,430 shares of Leidos common stock under the 2017 Omnibus Incentive Plan, 2006 Equity Incentive Plan, and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares (i) that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the 2017 Omnibus Incentive Plan.

(5)
The Stock Compensation Plan and the Management Stock Compensation Plan have not been approved by security holders and are included in this plan category. These plans do not provide for a maximum number of shares available for future issuance. For further information on these plans, see "Note 15—Stock-Based Compensation" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2018 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2018 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 108

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report:
1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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

10.1*	Notice of Separation and Release of Claims dated January 19, 2017. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2017.

Leidos Holdings, Inc. Annual Report - 109

PART IV

Exhibit Number	Description of Exhibit
10.2*
Retirement Agreement dated June 5, 2017, between Leidos Holdings, Inc. and Vincent A. Maffeo. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 9, 2017.

10.3*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Leidos Holdings, Inc.'s 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on June 1, 2017.

10.5*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.6*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.7*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.8*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.9*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.10*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

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

10.13*
Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.14*
Form of Restricted Unit Award Agreement (Management) of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed as with the SEC on March 27, 2014.

10.15*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.16*	Executive Severance Plan. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

10.17*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July, 2, 2014.

10.18*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015). Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.19*
Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

10.20*
Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Nonstatutory Stock Option Agreements granted on March 3, 2017). Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

Leidos Holdings, Inc. Annual Report - 110

PART IV

Exhibit Number	Description of Exhibit
10.21*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements granted on March 3, 2017). Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

10.22*	Form of Notice of Grant of Options for Non-Employee Directors under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.23*	Form of Notice of Grant of Options for Employees under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.24*	Form of Notice of Grant of Restricted Stock Unit Awards (Performance-Vesting) for Employees under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.25*	Form of Notice of Grant of Performance Share Awards for employees under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.26*	Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Employees under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.27*	Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Non-Employee Directors under the Leidos Holdings, Inc. 2017 Omnibus Plan.

10.28
Agreement, dated October 11, 2013, by and among Leidos Renewable Energy, LLC, Plainfield Renewable Energy Owner, LLC and Plainfield Renewable Energy Holdings, LLC. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on December 10, 2013.

10.29
Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated March 24, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2015.

10.30
Amendment to Membership Interest Purchase Agreement by and among Leidos Engineering, LLC, Greenleaf Power Consolidated, LLC and Plainfield Renewable Energy, LLC dated July 17, 2015. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 23, 2015.

10.31
Credit Agreement dated August 16, 2016, among Leidos Holdings, Inc., Leidos, Inc., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.32
First Amendment, dated August 16, 2017, to the Credit Agreement dated August 16, 2016, by and among Leidos, Inc., as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2017.

10.33
Credit Agreement dated August 16, 2016, among Leidos Innovations Corporation (formerly Abacus Innovations Corporation) as Borrower, the lenders party thereto, and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.34
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

10.35
Second Amendment, dated August 16, 2017, to the Credit Agreement dated as of August 16, 2016, by and among Leidos Innovations Corporation (f/k/a Abacus Innovations Corporation), as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2017.

10.36
Intellectual Property Matters Agreement, dated August 16, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

Leidos Holdings, Inc. Annual Report - 111

PART IV

Exhibit Number	Description of Exhibit
10.37
Shared Contracts Agreement - Shared Contracts (Parent Companies), dated August 16, 2016, between Lockheed Martin Corporation and Splitco. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.38
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

Leidos Holdings, Inc. Annual Report - 112

PART IV

Exhibit Number	Description of Exhibit
101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

†	Confidential treatment has been granted with respect to certain portions of these exhibits

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 113

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 23, 2018
Roger A. Krone

/s/ James C. Reagan	Principal Financial Officer	February 23, 2018
James C. Reagan

/s/ Ranjit S. Chadha	Principal Accounting Officer	February 23, 2018
Ranjit S. Chadha

/s/ Gregory R. Dahlberg	Director	February 23, 2018
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 23, 2018
David G. Fubini

/s/ Miriam E. John	Director	February 23, 2018
Miriam E. John

/s/ John P. Jumper	Director	February 23, 2018
John P. Jumper

/s/ Frank Kendall III	Director	February 23, 2018
Frank Kendall III

/s/ Harry M. J. Kraemer, Jr.	Director	February 23, 2018
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 23, 2018
Gary S. May

/s/ Surya N. Mohapatra	Director	February 23, 2018
Surya N. Mohapatra

/s/ Lawrence C. Nussdorf	Director	February 23, 2018
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	February 23, 2018
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 23, 2018
Susan M. Stalnecker

/s/ Noel B. Williams	Director	February 23, 2018
Noel B. Williams

Leidos Holdings, Inc. Annual Report - 114