Form 10-Q
period 2018-03-30
Leidos Holdings, Inc.
filed 2018-05-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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

The number of shares issued and outstanding of each issuer’s classes of common stock as of April 24, 2018, was 151,785,398 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 30, 2018	December 29, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$215	$390
Receivables, net	1,914	1,831
Inventory, prepaid expenses and other current assets	506	453
Total current assets	2,635	2,674
Property, plant and equipment, net	227	232
Intangible assets, net	806	856
Goodwill	4,976	4,974
Other assets	269	254
	$8,913	$8,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,622	$1,639
Accrued payroll and employee benefits	379	487
Dividends payable	14	17
Income taxes payable	7	4
Long-term debt, current portion	81	55
Total current liabilities	2,103	2,202
Long-term debt, net of current portion	3,007	3,056
Deferred tax liabilities	221	220
Other long-term liabilities	148	129
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 152 million and 151 million shares issued and outstanding at March 30, 2018 and December 29, 2017, respectively	—	—
Additional paid-in capital	3,338	3,344
Accumulated earnings (deficit)	37	(7)
Accumulated other comprehensive income	56	33
Total Leidos stockholders’ equity	3,431	3,370
Non-controlling interest	3	13
Total equity	3,434	3,383
	$8,913	$8,990

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions, except per share amounts)
Revenues	$2,443	$2,580
Cost of revenues	2,086	2,233
Selling, general and administrative expenses	178	181
Acquisition and integration costs	11	19
Asset impairment charges	7	—
Restructuring expenses	6	13
Equity earnings of non-consolidated subsidiaries	(4)	(7)
Operating income	159	141
Interest expense, net	(34)	(36)
Other income, net	—	3
Income before income taxes	125	108
Income tax expense	(23)	(34)
Net income	102	74
Less: net income attributable to non-controlling interest	—	2
Net income attributable to Leidos common stockholders	$102	$72
Earnings per share:
Basic	$0.67	$0.48
Diluted	0.66	0.47

Cash dividends declared per share	$0.32	$0.32

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net income	$102	$74
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	4	11
Unrecognized gain on derivative instruments (Note 15)	10	1
Total other comprehensive income, net of taxes	14	12
Comprehensive income	116	86
Less: comprehensive income attributable to non-controlling interest	—	2
Comprehensive income attributable to Leidos common stockholders	$116	$84

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 30, 2016	150	$3,316	$(177)	$(4)	$3,135	$12	$3,147
Net income	—	—	72	—	72	2	74
Other comprehensive income, net of taxes	—	—	—	12	12	—	12
Issuances of stock	1	3	—	—	3	—	3
Repurchases of stock and other	—	(6)	—	—	(6)	—	(6)
Dividends declared	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	10	—	—	10	—	10
Adjustment to original purchase price allocation	—	—	—	—	—	(3)	(3)
Balance at March 31, 2017	151	$3,323	$(154)	$8	$3,177	$11	$3,188

Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions (Note 2)	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	102	—	102	—	102
Other comprehensive income, net of taxes (Note 15)	—	—	—	14	14	—	14
Issuances of stock	1	5	—	—	5	—	5
Repurchases of stock and other	—	(22)	—	—	(22)	—	(22)
Dividends declared	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	11	—	—	11	—	11
Purchase of non-controlling interests	—	—	—	—	—	(10)	(10)
Balance at March 30, 2018	152	$3,338	$37	$56	$3,431	$3	$3,434

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Cash flows from operations:
Net income	$102	$74
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	63	82
Stock-based compensation	11	10
Asset impairment charges	7	—
Other	7	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(84)	(190)
Inventory, prepaid expenses and other current assets	(63)	22
Accounts payable and accrued liabilities	60	(37)
Accrued payroll and employee benefits	(107)	(86)
Deferred income taxes and income taxes receivable/payable	28	31
Other long-term assets/liabilities	(2)	20
Net cash provided by (used in) operating activities	22	(71)
Cash flows from investing activities:
Payments for property, plant and equipment	(15)	(7)
Acquisitions of businesses	(81)	—
Other	—	2
Net cash used in investing activities	(96)	(5)
Cash flows from financing activities:
Payments of long-term debt	(17)	(22)
Proceeds from issuances of stock	4	1
Repurchases of stock and other	(22)	(6)
Dividend payments	(52)	(50)
Other	(4)	(1)
Net cash used in financing activities	(91)	(78)
Net decrease in cash, cash equivalents and restricted cash	(165)	(154)
Cash, cash equivalents and restricted cash at beginning of period	422	396
Cash, cash equivalents and restricted cash at end of period	$257	$242

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Nature of Operations and Basis of Presentation
Leidos Holdings, Inc., a Delaware corporation ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. The Company operates in three reportable segments; Defense Solutions, Civil and Health. Additionally, the Company separately presents the costs associated with corporate functions as Corporate.
The Company has a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC. On January 26, 2018, the Company entered into a Membership Interest Purchase Agreement with Jacobs Engineering Group, Inc. ("Jacob's Group"), whereby the Company purchased 100% of Jacob's Group's 41% outstanding membership interests in MSA. As a result, Leidos increased its controlling ownership in MSA from 47% to 88% effective January 26, 2018. The Company has consolidated the financial results for MSA into its unaudited condensed consolidated financial statements.
The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest (“subsidiaries”) and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the Company’s VIE are not material to the Company’s unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed on February 23, 2018.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in "Cost of revenues") or general administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. Government Cost Accounting Standards ("CAS"). Effective beginning of fiscal 2018, the Company established a new CAS structure and revised its disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $37 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on the condensed consolidated statement of income for the quarter ended March 31, 2017.
The Company aggregated "Interest income" and "Interest expense" into "Interest expense, net" on the Company's condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, changes in restricted cash, which had previously been presented as operating activities, are now included within beginning and ending cash, cash equivalents and restricted cash balances on the statement of cash flows. Consequently, operating cash flows for the quarter ended March 31, 2017, increased by $16 million, with a corresponding increase in the total change in cash, cash equivalents and restricted cash (see "Note 17–Supplementary Cash Flow Information and Restricted Cash" for the disclosures required by this ASU).
Due to the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, for the quarter ended March 31, 2017, the Company reclassified $1 million from "Other" within cash flows from operations to "Other" within cash flows from financing activities in the Company's condensed consolidated statement of cash flows.
Note 2–Accounting Standards
Accounting Standards Updates Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 (ASC 606) and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
ASC 606 provides companies an option of two transition methods, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The ASU is effective for annual reporting periods beginning after December 15, 2017.
Effective December 30, 2017 (beginning of fiscal year 2018), the Company adopted the requirements of ASC 606 using the modified retrospective method. The guidance was not applied to contracts that were complete at December 30, 2017, and the comparative information for the prior fiscal year has not been retrospectively adjusted.
The adoption of ASC 606 did not have a material impact on the Company's condensed consolidated financial statements. The Company recorded a $1 million decrease to its beginning accumulated deficit as the cumulative impact of adoption of the new revenue standard. The primary impact of the new standard was on certain of the Company’s units-of-delivery contracts, on which the Company previously recognized revenue at a point in time and under ASC 606 are recognized using an over-time model. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policy as revenues on the substantial majority of the Company's contracts continue to be recognized over time.
In adopting ASC 606, the Company elected to use certain practical expedients permitted by the standard including using the portfolio approach where contracts with similar characteristics were assessed collectively to evaluate risk over the impact of ASC 606. The Company also elected to adopt the right-to-invoice practical expedient on certain cost-reimbursable contracts where the Company recognizes revenues as it is contractually able to invoice the customer based on the control transfered to the customer.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities
In August 2017, the FASB issued ASU 2017-12, which simplifies the application of hedge accounting and improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company early adopted the provisions of ASU 2017-12 using the modified retrospective method in the first quarter of fiscal 2018, and recorded a $3 million increase to accumulated other comprehensive income and a corresponding increase to beginning accumulated deficit for the cumulative ineffectiveness gains related to the cash flow hedges.
ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). This ASU is effective for all entities for annual reporting periods beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted.
The Company early adopted the provisions of ASU 2018-02 in the first quarter of 2018 (applied in the period of adoption) and recorded a $6 million increase to accumulated other comprehensive income and a corresponding increase to beginning accumulated deficit to reflect the changes in the corporate tax rate as a result of the Tax Act. As a result of the adoption of ASU 2018-02, the Company's policy to release income tax effects in accumulated other comprehensive income is to be consistent with the underlying book method.
The cumulative effect of the changes made to the Company’s condensed consolidated balance sheet for the adoptions of the ASUs above was as follows:

	Balance at December 29, 2017	Adjustments due to ASU 2014-09	Adjustments due to ASU 2017-12	Adjustments due to ASU 2018-02	Balance at December 30, 2017
	(in millions)
Assets:
Receivables, net	$1,831	$4	$—	$—	$1,835
Inventory, prepaid expenses and other current assets	453	(3)	—	—	450
Equity:
Accumulated deficit	$(7)	$1	$(3)	$(6)	$(15)
Accumulated other comprehensive income	33	—	3	6	42
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, which supersedes the current lease guidance under ASC 840 and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies for annual reporting periods beginning after December 15, 2018, and should be adopted under the modified retrospective approach. Early adoption is permitted. The Company is in the process of evaluating the provisions of ASU 2016-02 and its impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Note 3–Significant Accounting Policies
Revenue Recognition
The Company's revenues from contracts with customers are from offerings including cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering, primarily with the U.S. government and its agencies. The Company also serves various state and local governments, foreign governments and U.S. commercial customers.
The Company performs under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee ("FP-IF") contracts.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

To determine the proper revenue recognition, the Company first evaluates whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity ("IDIQ") award. In addition, the Company assesses contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for the Company generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by the standalone selling price, those modifications are accounted for as separate contracts.
Most of the Company's contracts comprise multiple promises including the design and build of software-based systems, integration of hardware and software solutions, running and maintaining of IT infrastructure and procurement services. In all cases, the Company assesses if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. The Company generally separates multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined and accounted for as a single performance obligation.
The Company's contracts with the U.S. government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract, and generally do not provide the customer any material rights under the contract. The Company accounts for renewal options as separate contracts when they include distinct goods or services at standalone selling prices.
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on an estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. The Company excludes any taxes collected or imposed when determining the transaction price.
Certain of the Company's cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most probable amount that it expects to be entitled to based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
The Company allocates the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of the Company's performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, the Company uses prices from other standalone sales. Substantially none of the Company's contracts contain a significant financing component, which would require an adjustment to the transaction price of the contract.
The Company recognizes revenue on its services contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternate use to the Company. In certain product sales, where the products have an alternate use, the Company recognizes revenue at a point-in-time when the Customer takes control of the asset usually denoted by possession and legal title.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, sub-contract costs, overhead, and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that the Company expects to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations, the Company is not primarily responsible for fulfilling the promise to provide the goods or service to the customer, does not have inventory risk and does not have discretion in establishing the price for the good or service. In such cases, the Company recognizes revenue on a net basis.
Contract costs generally include direct costs such as materials, labor, subcontract costs, and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred except for costs incurred during the transition phase of a new contract, which are capitalized and amortized on a straight-line basis over the expected life of that contract. The Company does not incur significant incremental costs to acquire contracts. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA") (see "Note 20–Contingencies").
Changes in Estimates on Contracts
Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of Lockheed Martin's Information Systems & Global Solutions business ("the IS&GS Business") (see "Note 6–Acquisitions"), where the adjustment is made for the period commencing from the date of acquisition.
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions, except per share amounts)
Net favorable impact to income before income taxes	$35	$22
Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$0.09
The impact on diluted EPS attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
During the quarter ended March 30, 2018, revenue recognized from performance obligations satisfied in previous periods was $34 million. The change in estimates primarily relate to revision of variable consideration including award fees and revisions to estimates at completion adjustments resulting from change in contract scope or due to true-up of contract estimates at the end of contract performance.
Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At March 30, 2018, and December 29, 2017, the Company included $124 million and $169 million, respectively, of outstanding payments within "Cash and cash equivalents."

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Receivables
The Company's receivables include amounts billed and currently due from customers, amounts billable where the right to consideration is unconditional and amounts unbilled. Amounts billable and unbilled amounts are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the DCAA.
The typical billing for the Company’s cost-reimbursable and T&M contracts is as costs are incurred. FFP contracts are billed either based on milestones, which are the achievement of specific events as defined in the contract, or based on progress payments, which are interim payments up to a designated amount of costs incurred as work progresses. On certain contracts, the customer withholds a certain percentage of the contract price (retainage). These withheld amounts are included within the Company’s unbilled receivables and are billed upon contract completion or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. government is complete. Based on the Company's historical experience, the write-offs of retention balances have not been significant.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Amounts billed and collected on contracts but not yet recorded as revenue are deferred and included within "Accounts payable and accrued liabilities" or "Other long-term liabilities" on the condensed consolidated balance sheets.
Note 4–Revenue
Dual Reporting
The effects to the condensed consolidated financial statements at March 30, 2018, as a result of applying ASC 606, rather than previous GAAP ("ASC 605"), are the following:

	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in millions)
Balance sheet:
Receivables, net	$1,914	$1,909
Inventory, prepaid expenses and other current assets	506	509
Accumulated earnings (deficit)	37	35

Income statement:
Revenues	$2,443	$2,438
Cost of revenues	2,086	2,083
Operating income	159	157
The changes reflected above were primarily due to the Company's units of delivery contracts, which were recognized at a point in time under ASC 605 and are recognized using an over-time model under ASC 606.
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity contracts.
As of March 30, 2018, the Company had $8.9 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $5.3 billion, $1.2 billion and $2.4 billion for the remainder of fiscal 2018, fiscal 2019 and fiscal 2020 and thereafter, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues
The Company disaggregates revenue by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenue and cash flows are affected by the U.S. government procurement environment.
Disaggregated revenue by customer-type was as follows:

	Three Months Ended March 30, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$1,032	$23	$92	$1,147
Other government agencies(1)	45	589	298	932
Commercial and non-U.S. customers	101	228	35	364
Total	$1,178	$840	$425	$2,443
(1) Includes non-DoD federal government agencies, state and local government agencies.
The majority of the Company’s revenue is generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenue from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract. Government spending levels for DoD may be impacted by spending priorities as a result of competing demands for federal funds.
Disaggregated revenue by contract-type was as follows:

	Three Months Ended March 30, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive- fee	$771	$439	$50	$1,260
Firm-fixed-price	283	256	253	792
Time-and-materials and fixed-price-level-of-effort	124	145	122	391
Total	$1,178	$840	$425	$2,443
Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also low risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the Company’s exposure to risk of cost overruns.
Disaggregated revenue by geographic location was as follows:

	Three Months Ended March 30, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,088	$696	$425	$2,209
International	90	144	—	234
Total	$1,178	$840	$425	$2,443
The Company’s international business operations is subject to additional and different risks than its U.S. business. Failure to comply with U.S government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on the Company’s business with the U.S. government.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of the Company’s services, sales of products or repatriation of profits. International transactions can also involve increased financial and legal risks arising from foreign exchange variability, imposition of tariffs or additional taxes and restrictive trade policies, and delays or failure to collect amounts due to differing legal systems.
Note 5–Contract Assets and Liabilities
Contract assets include unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets also include transition costs and project assets where under certain services contracts, costs are incurred, usually at the beginning of the contract performance, to transition the services, employees and equipment from the customer or assets capitalized for specific contracts where delivery has not yet occurred.
Contract liabilities consist of deferred revenue.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	March 30, 2018	December 30, 2017(1)
		(in millions)
Contract assets - current:
Unbilled receivables(2)	Receivables, net	$836	$844
Transition costs and project assets	Inventory, prepaid expenses and other current assets	114	59
		$950	$903

Contract assets - non-current:
Transition costs and project assets	Other assets	$14	$13

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$406	$293

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$22	$17
(1) Includes the cumulative effect of the changes made to the Company’s opening balance sheet at December 30, 2017, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (ASC 606).
(2) Balances exclude $459 million and $234 million determined to be billable at March 30, 2018, and December 30, 2017, respectively.
The increase in "Contract assets - current" was primarily due to the timing of billings and revenue recognized on certain contracts. The increase also relates to project assets on certain contracts. The increase in "Contract liabilities- current" was primarily due to advance payments received on a certain contract.
During the quarter ended March 30, 2018, the Company recognized revenue of $55 million relating to amounts that were included as a contract liability at December 30, 2017.
During the quarter ended March 30, 2018, the Company recognized $3 million of amortization related to its transition costs and project assets. The Company did not recognize any impairment losses on contract assets for the quarter ended March 30, 2018.
Note 6–Acquisitions
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the IS&GS Business in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 10, 2018, the final amount of the net working capital of the IS&GS Business was determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. On January 18, 2018, the final working capital amount of $105 million was paid to Lockheed Martin, of which $24 million and $81 million was recorded as cash flows from operating and investing activities, respectively, in the Company's condensed consolidated statements of cash flows.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Acquisition costs	$—	$1
Integration costs	11	18
Total acquisition and integration costs	$11	$19
Note 7–Divestitures
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
In January 2018, the Company entered into negotiations with the equity owners of Plainfield regarding the Plainfield Recapitalization Plan ("Plan"). The proposed Plan envisions raising new equity combined with reduction of Plainfield's debt. The net realizable value of the Note, at December 29, 2017, was estimated to be approximately $40 million, compared to its carrying value of $73 million, including accrued interest. As a result, the Company recorded a $33 million impairment of its Note during the quarter ended December 29, 2017, which was presented within "Other income, net" in the Company's condensed consolidated statements of income.
On February 28, 2018, Leidos and Plainfield entered into an amendment to the Note, allowing Plainfield to defer the principal and accrued interest payments due until the earlier of April 28, 2018, or the date Plainfield successfully closes on a refinancing agreement with a third party. Under the terms of the agreement, if Plainfield successfully refinances the Note prior to April 28, 2018, Leidos shall allow Plainfield to settle the Note in full for $40 million plus 50% of additional net proceeds obtained by Plainfield.
Note 8–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to reduce its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring expenses related to this program were as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Severance costs	$1	$10
Lease termination expenses	5	3
Restructuring expenses related to the IS&GS Business	$6	$13
As of March 30, 2018, Leidos has recognized a total of $55 million of expense in connection with these restructuring activities. These restructuring expenses have been recorded within Corporate and presented separately on the condensed consolidated statements of income.
The restructuring liability related to this program was as follows:

	Severance Costs	Lease Termination Expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	18	19	37
Cash payments	(20)	(16)	(36)
Balance as of December 29, 2017	5	4	9
Charges	1	5	6
Cash payments	(4)	(4)	(8)
Balance as of March 30, 2018	$2	$5	$7
The Company expects the remainder of the restructuring liability to be substantially settled within one year.
Note 9–Fair Value Measurements
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
The Company's financial instruments measured on a recurring basis at fair value consisted of the following:

	March 30, 2018		December 29, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$51	$51	$37	$37
Financial liabilities:
Derivatives	7	7	—	—

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's derivatives consisted of the fair value interest rate swaps on its $450 million, fixed rate 4.45% senior secured notes maturing in December 2020 and cash flow interest rate swaps on $1.6 billion of the Company's variable rate senior secured term loans (see "Note 13–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company’s financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable of $63 million as of March 30, 2018, and December 29, 2017, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of March 30, 2018, and December 29, 2017, the fair value of debt was $3.2 billion and the carrying amount was $3.1 billion (see "Note 14–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
As of March 30, 2018, the Company had a real estate property measured at fair value (Level 2) (see "Note 12–Property, Plant and Equipment"). The Company did not have any assets or liabilities measured at fair value on a non-recurring basis using Level 3 inputs at March 30, 2018.
Note 10–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 30, 2016	$1,954	$1,731	$937	$4,622
Adjustment to original purchase price allocation	94	259	(16)	337
Foreign currency translation adjustments	7	8	—	15
Goodwill at December 29, 2017	2,055	1,998	921	4,974
Foreign currency translation adjustments	(6)	8	—	2
Goodwill at March 30, 2018	$2,049	$2,006	$921	$4,976
Accumulated goodwill impairment losses were $369 million and $117 million within the Health and Civil segments, respectively, at March 30, 2018, December 29, 2017, and December 30, 2016.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the quarters ended March 30, 2018, and March 31, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11–Intangible Assets
Intangible assets consisted of the following:

	March 30, 2018			December 29, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,013	$(235)	$778	$1,013	$(187)	$826
Software and technology	89	(66)	23	89	(64)	25
Customer relationships	4	(3)	1	4	(3)	1
Backlog	—	—	—	158	(158)	—
Total finite-lived intangible assets	1,106	(304)	802	1,264	(412)	852
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,110	$(304)	$806	$1,268	$(412)	$856
Amortization expense related to intangible assets was $50 million and $69 million for the quarter ended March 30, 2018, and March 31, 2017, respectively.
Program and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Customer relationships and backlog intangible assets are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets, are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of March 30, 2018, was as follows:

Fiscal Year Ending
(in millions)
2018 (remainder of year)	$151
2019	173
2020	128
2021	106
2022	92
2023 and thereafter	152
$802

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	March 30, 2018	December 29, 2017
	(in millions)
Computers and other equipment	$196	$194
Leasehold improvements	172	171
Buildings and improvements	56	54
Office furniture and fixtures	34	34
Land	40	49
Construction in progress	55	44
	553	546
Less: accumulated depreciation and amortization	(326)	(314)
	$227	$232
Depreciation expense was $13 million for each of the quarters ended March 30, 2018, and March 31, 2017.
During the quarter ended March 30, 2018, the Company determined that the carrying amount of a real estate property may not be recoverable and as a result recorded an impairment charge of $7 million, which was recorded within Corporate.
Note 13–Derivative Instruments
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
The fair value of the Company's interest rate swaps was as follows:

	Asset Derivatives
	Balance sheet line item	March 30, 2018	December 29, 2017
		(in millions)
Cash flow interest rate swaps	Other assets	51	37

	Liability Derivatives
	Balance sheet line item	March 30, 2018	December 29, 2017
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$6	$—
Cash flow interest rate swaps	Other long-term liabilities	1	—
		$7	$—

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness reported in earnings. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 14–Debt").
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	March 30, 2018	December 29, 2017	March 30, 2018	December 29, 2017
	(in millions)
Long-term debt, net of current portion	$443	$449	$(6)	$—
Cash Flow Hedges
The Company has interest rate swap agreements to hedge the cash flows of a portion of its variable rate senior secured term loans (the "Variable Rate Loans"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's Variable Rate Loans, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate. In February 2018, the Company entered into interest rate swap agreements to hedge the cash flows of an additional $250 million of its Variable Rate Loans. The interest rate swap agreements on $1.1 billion of the Company's Variable Rate Loans have a maturity date of December 2021 and a fixed interest rate of 1.08%. The interest rate swap agreements on $300 million and $250 million of the Company's Variable Rate Loans both have a maturity date of August 2022 and a fixed interest rate of 1.66% and 2.59%, respectively.
The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swap is reported as a component of other comprehensive income/loss and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. As a result of the Company's adoption of ASU 2017-12 in the quarter ended March 30, 2018, a qualitative assessment of hedge effectiveness will be performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the Company's cash flow hedges on other comprehensive income and earnings for the periods presented was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$34	$36

Amount recognized in other comprehensive income	14	1
Amount reclassified from accumulated other comprehensive income to interest expense, net	(1)	1
The Company expects to reclassify gains of $11 million from accumulated other comprehensive income into earnings during the next 12 months.
Note 14–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	March 30, 2018(1)	December 29, 2017(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$443	$449
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2022	3.69%	4.18%	636	644
$310 million Term Loan A, due August 2022	3.69%	4.18%	267	270
$1,131 million Term Loan B, due August 2023	3.69%	4.07%	1,098	1,101
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases and notes payable due on various dates through fiscal 2022	0%-5.55%	Various	24	27
Total long-term debt			3,088	3,111
Less: current portion			81	55
Total long-term debt, net of current portion			$3,007	$3,056
(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of March 30, 2018, and December 29, 2017, include the remaining principal outstanding of $3,114 million and $3,129 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $44 million and $45 million, respectively, less $6 million related to the fair value of the interest rate swaps (see "Note 13–Derivative Instruments") as of March 30, 2018.
In March 2018, Leidos amended the terms of its senior secured $1.1 billion Term Loan B, due August 2023. As a result, the margin on Term Loan B was reduced by 25 basis points to 1.75%. The repricing of the term loan became effective March 15, 2018.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.50% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At March 30, 2018, the current margin on Term Loan A and Term Loan B was 1.75%.
During the quarter ended March 30, 2018, and March 31, 2017, the Company made $15 million and $20 million, respectively, of required quarterly payments on its senior secured term loans.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2022. As of March 30, 2018, and December 29, 2017, there were no borrowings outstanding under the credit facility.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of March 30, 2018.
Note 15–Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income were as follows:

	Foreign currency translation adjustments	Unrecognized gain on derivative instruments	Pension adjustments	Total accumulated other comprehensive income
	(in millions)
Balance at December 30, 2016	$(7)	$10	$(7)	$(4)
Other comprehensive income	36	10	9	55
Taxes	(12)	(6)	—	(18)
Balance at December 29, 2017	17	14	2	33
Cumulative adjustments related to ASU adoptions (Note 2)	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive income	3	14	—	17
Taxes	1	(3)	—	(2)
Reclassification from accumulated other comprehensive income	—	(1)	—	(1)
Balance at March 30, 2018	$24	$34	$(2)	$56
Reclassifications from unrecognized gain on derivative instruments are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 16–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Basic weighted average number of shares outstanding	152	150
Dilutive common share equivalents—stock options and other stock awards	2	3
Diluted weighted average number of shares outstanding	154	153
During the quarter ended March 30, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $10 million. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 17–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$32	$32
Cash paid for income taxes, net of refunds	2	1
Non-cash financing activity:
Capital lease obligation	—	6
Purchase of non-controlling interests	7	—
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	March 30, 2018	December 29, 2017
	(in millions)
Cash and cash equivalents	$215	$390
Restricted cash	42	32
Total cash, cash equivalents and restricted cash	$257	$422
The restricted cash is recorded within "Inventory, prepaid expenses and other current assets" in the Company's condensed consolidated balance sheets.
The restricted cash primarily comprises advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 18–Income Taxes
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
As of March 30, 2018, the Company's accounting for the following elements of the Tax Act is not complete: (1) deemed repatriation tax, (2) cost recovery and (3) limitation on the deductibility of certain executive compensation. However, the Company was able to make reasonable estimates and has recorded provisional amounts. The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period. There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. The Company made no changes to fiscal 2017 provisional amounts during the quarter ended March 30, 2018.
For the quarter ended March 30, 2018, the effective tax rate was 18.4% compared to 31.5% for the quarter ended March 31, 2017. The decrease in the effective tax rate was primarily due to the Tax Act's reduction of the U.S. federal statutory rate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 19–Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its Chairman and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Revenues:
Defense Solutions	$1,178	$1,294
Civil	840	842
Health	425	443
Corporate	—	1
Total revenues	$2,443	$2,580

Operating income (loss):
Defense Solutions	$85	$79
Civil	74	54
Health	42	47
Corporate	(42)	(39)
Total operating income	$159	$141
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income, net" and "Income tax expense," as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, the company does not separately disclose depreciation on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 20–Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. ("LMSI") under a subcontract to MSA constituted alleged affiliate fees in violation of the FAR. Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. In addition, the U.S. Attorney's office has advised that a parallel criminal investigation is open, although no subjects or targets of the investigation have been identified.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred that demand, pending resolution of the appeal, but to date the demand has not been rescinded. MSA and the other members of MSA have indicated that they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At March 30, 2018, the Company has a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company. The amounts payable by the Company are covered by an insurance policy. The terms of the proposed settlement remain subject to court approval, which is expected to occur in the first half of 2018.
Greek Government Contract
In 2003, the Company entered into an FFP contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company's final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for €39 million or $48 million, which has not been satisfied. In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor, converting the award to U.S. dollars in the amount of $63 million. The U.S. Court of Appeals for the D.C. Circuit subsequently ruled that the district court judgment should instead reflect the currency in which it was originally awarded. Separately, the Greek government sought to annul the award through separate litigation in the Greek courts; however, on July 27, 2017, the Athens Court of Appeals issued a decision rejecting the government's position. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, based upon current information, will likely have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees, and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple has filed an appeal of the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit.
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple’s infringement to be willful. Rulings on post-trial motions and/or the court’s final judgment in the Apple II case remain pending.
Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdicts in these cases remain subject to appeal. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. Thus, no assurances can be given when or if the Company will receive any proceeds in connection with these jury awards. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology.
The Company does not have any assets or liabilities recorded in connection with this matter as of March 30, 2018.
Government Investigations and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material effect on the Company's business, financial position, results of operations and cash flows due to its reliance on government contracts.
Indirect cost audits by the DCAA remain open for fiscal 2012 and subsequent years for the Company. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected.
As of March 30, 2018, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 21–Commitments
The Company has outstanding letters of credit of $93 million as of March 30, 2018, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with net exposure of $137 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next four fiscal years.
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed which will function as the Company's new corporate headquarters in Reston, Virginia. The Company will occupy the space for an initial term of 148 months and rent expense will be $11 million for the first lease year, with an annual rent expense increase of 2.5%. The Company currently expects construction to be completed and to take occupancy of the building by April 1, 2020, at which point the Company's lease agreements for its current corporate headquarters will terminate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 22–Subsequent Events
In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements.
On April 27, 2018, Leidos and Plainfield entered into an amendment to the Note, allowing Plainfield to defer the principal and accrued interest payments due until the earlier of May 31, 2018, or the date Plainfield successfully closes on a refinancing agreement with a third party.

LEIDOS HOLDINGS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations and quantitative and qualitative discussion about business environment and trends should be read in conjunction with Leidos' condensed consolidated financial statements and related notes.
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, integration costs, restructuring expenses and activities, our industry and government budgets and spending. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to the "Company," "we," "us" and "our" refer collectively to Leidos and its consolidated subsidiaries.
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K.").
Business Environment and Trends
U.S. Government Markets
During the quarter ended March 30, 2018, we generated approximately 85% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On March 23, 2018, Congress passed and the President signed into law the Omnibus Appropriation Bill thereby funding the federal government through the end of the 2018 government fiscal year ("GFY"). All 12 Appropriation bills were funded and no federal department or agency is now operating under a continuing resolution. The budget legislation passed earlier in the year suspended budget caps and included a two-year budget agreement that provides $300 billion in sequestration relief for defense and non-defense spending. Defense programs will see additional funding of $80 billion and $85 billion in GFY 2018 and GFY 2019, respectively, and non-defense spending will increase by $63 billion and $68 billion in GFY 2018 and GFY 2019, respectively, over the caps established in the Budget Control Act of 2011. The legislation also suspends the debt ceiling until March 2019. Congress is now addressing GFY 2019 spending and the passage of all 12 Appropriation bills for the year beginning October 1, 2018.
International Markets
Sales to customers in international markets represented approximately 10% of total revenues for the quarter ended March 30, 2018. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom and Australia. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
Lockheed Martin Transaction
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the Information Systems & Global Solutions business (the "IS&GS Business") of Lockheed Martin in a Reverse Morris Trust transaction (the "Transactions"). The acquired IS&GS Business was renamed Leidos Innovations Corporation.

LEIDOS HOLDINGS, INC.

On January 10, 2018, the final amount of the net working capital of the IS&GS Business was determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. On January 18, 2018, the final working capital amount of $105 million was paid to Lockheed Martin.
We incurred integration costs of $11 million and $18 million during the three months ended March 30, 2018, and March 31, 2017, respectively, and expect to incur additional integration costs in connection with the Transactions through fiscal 2020.
After the acquisition of the IS&GS Business, we initiated a review of our cost structure, which included optimization of our real estate portfolio by vacating facilities that were not necessary for future requirements and reducing headcount. We recognized restructuring expenses of $6 million and $13 million during the three months ended March 30, 2018, and March 31, 2017, respectively, related to this program. We anticipate this restructuring program to last through fiscal 2024 and expect to incur a total of approximately $85 million in connection with these restructuring activities.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted EPS. Bookings and backlog are also useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	March 30, 2018	March 31, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,443	$2,580	$(137)	(5.3)%
Operating income	159	141	18	12.8%
Non-operating expense, net(1)	(34)	(33)	(1)	3.0%
Income before income taxes	125	108	17	15.7%
Income tax expense	(23)	(34)	11	(32.4)%
Net income	102	74	28	37.8%
Net income attributable to Leidos common stockholders	$102	$72	$30	41.7%
Operating margin	6.5%	5.5%
(1) Includes "Interest expense, net" and "Other income, net" on our condensed consolidated statements of income.
The decrease in revenues in constant currency(1) for the three months ended March 30, 2018, was 5.7% as compared to an actual decrease in revenues of 5.3%. There was a foreign currency benefit attributable to our U.K. business in the Civil segment as compared to the same period in the prior year.
Segment and Corporate Results

	Three Months Ended
Defense Solutions	March 30, 2018	March 31, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,178	$1,294	$(116)	(9.0)%
Operating income	85	79	6	7.6%
Operating margin	7.2%	6.1%
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

LEIDOS HOLDINGS, INC.

The decrease in revenues for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily attributable to timing of revenue recognition on certain contracts, the completion of certain contracts and net volume decreases, partially offset by revenues from new awards.
The increase in operating income for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was due to net profit write-downs in the prior year quarter and stronger program performance in the current year quarter.

	Three Months Ended
Civil	March 30, 2018	March 31, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$840	$842	$(2)	(0.2)%
Operating income	74	54	20	37.0%
Operating margin	8.8%	6.4%
The decrease in revenues for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily attributable to lower revenues from our international business due to the completion of a contractual deliverable in the prior year period and net volume decreases, partially offset by increased revenues from new awards and the favorable impact of foreign exchange rates due to the movement of the exchange rate between the U.S. dollar and the British pound.
The increase in operating income for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily due to stronger program performance and lower intangible asset amortization during the prior year quarter.

	Three Months Ended
Health	March 30, 2018	March 31, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$425	$443	$(18)	(4.1)%
Operating income	42	47	(5)	(10.6)%
Operating margin	9.9%	10.6%
The decrease in revenues for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily attributable to timing of revenue recognition and the completion of certain contracts, partially offset by a net increase in program volumes.
The decrease in operating income for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily due to higher profit write-ups in the prior year quarter, partially offset by lower intangible asset amortization.

	Three Months Ended
Corporate	March 30, 2018	March 31, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$—	$1	$(1)	NM
Operating loss	(42)	(39)	(3)	7.7%
NM - Not meaningful
The increase in operating loss for the three months ended March 30, 2018, as compared to the three months ended March 31, 2017, was primarily attributable to an asset impairment charge of $7 million and higher corporate costs due to bid and proposal, business development and marketing. This was partially offset by lower acquisition and integration costs of $8 million and restructuring expenses of $7 million.
Non-Operating Expense, net
Non-operating expense, net of $34 million for the three months ended March 30, 2018, was consistent as compared to $33 million for the three months ended March 31, 2017.

LEIDOS HOLDINGS, INC.

Provision for Income Taxes
For the three months ended March 30, 2018, our effective tax rate was 18.4% compared to 31.5% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act's reduction of the U.S. federal statutory tax rate.
Bookings and Backlog
We received net bookings worth an estimated $2.5 billion during the three months ended March 30, 2018, compared to $1.7 billion for the three months ended March 31, 2017.
The estimated value of our total backlog was as follows:

	March 30, 2018	December 29, 2017
	(in millions)
Defense Solutions:
Funded backlog	$2,162	$2,384
Negotiated unfunded backlog	5,928	5,285
Total Defense Solutions backlog	$8,090	$7,669
Civil:
Funded backlog	$1,816	$2,064
Negotiated unfunded backlog	5,458	5,321
Total Civil backlog	$7,274	$7,385
Health:
Funded backlog	$596	$595
Negotiated unfunded backlog	1,648	1,827
Total Health backlog	$2,244	$2,422
Total:
Funded backlog	$4,574	$5,043
Negotiated unfunded backlog	13,034	12,433
Total backlog	$17,608	$17,476
Total backlog at March 30, 2018 included $88 million of benefit due to the exchange rate movements between the U.S. dollar and the British pound. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our total backlog consists of remaining performance obligations (see "Note 4–Revenue") and unexercised option periods.
Liquidity and Capital Resources
Overview
As of March 30, 2018, we had $215 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During the three months ended March 30, 2018, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At March 30, 2018, and December 29, 2017, we had outstanding debt of $3.1 billion. During the three months ended March 30, 2018, and March 31, 2017, we made $15 million and $20 million, respectively, of required quarterly payments on our senior secured term loans. The notes outstanding as of March 30, 2018, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of March 30, 2018.
We paid dividends of $52 million and $50 million during the three months ended March 30, 2018, and March 31, 2017, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net cash provided by (used in) operating activities	$22	$(71)
Net cash used in investing activities	(96)	(5)
Net cash used in financing activities	(91)	(78)
Net decrease in cash, cash equivalents and restricted cash	$(165)	$(154)
Net cash provided by operating activities increased $93 million for the three months ended March 30, 2018, when compared to the prior year quarter, primarily due to higher advance contract payments from customers, timing of collections of receivables and lower payments for integration and restructuring costs, partially offset by cash paid of $24 million related to the 2016 acquisition of the IS&GS Business.
Net cash used in investing activities increased $91 million for the three months ended March 30, 2018, when compared to the prior year quarter, primarily due to cash paid of $81 million related to the 2016 acquisition of the IS&GS Business and higher purchases of property, plant and equipment.
Net cash used in financing activities increased $13 million for the three months ended March 30, 2018, when compared to the prior year quarter, primarily due to the repurchase of shares of common stock under the share repurchase program for an aggregate purchase price of $10 million.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and payment bonds as described in "Note 21–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 20–Contingencies" and "Note 21–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments, other than our revenue recognition policy, that occurred in the quarterly period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 29, 2017.
Revenue Recognition
Our revenues from contracts with customers are from offerings including cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and U.S. commercial customers.
We perform under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee ("FP-IF") contracts.

LEIDOS HOLDINGS, INC.

To determine the proper revenue recognition, we first evaluate whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity ("IDIQ") award. In addition, we assess contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for us generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by the standalone selling price, those modifications are accounted for as separate contracts.
Most of our contracts comprise multiple promises including the design and build of software-based systems, integration of hardware and software solutions, running and maintaining of IT infrastructure and procurement services. In all cases, we assess if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. We generally separate multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined and accounted for as a single performance obligation.
Our contracts with the U.S. government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract, and generally do not provide the customer any material rights under the contract. We account for renewal options as separate contracts when they include distinct goods or services at standalone selling prices.
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on an estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. We exclude any taxes collected or imposed when determining the transaction price.
Certain of our cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that it expects to be entitled to based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
We allocate the transaction price of a contract to our performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of our performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, we use prices from other standalone sales. Substantially none of our contracts contain a significant financing component, which would require an adjustment to the transaction price of the contract.
We recognize revenue on our services contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as we perform the promised services. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternate use to us. In certain product sales, where the products have an alternate use, we recognize revenue at a point-in-time when the Customer takes control of the asset usually denoted by possession and legal title.

LEIDOS HOLDINGS, INC.

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, sub-contract costs, overhead, and a ratable portion of general and administrative costs. In addition, we include in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that we expect to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations, we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, does not have inventory risk and does not have discretion in establishing the price for the good or service. In such cases, we recognize revenue on a net basis.
Contract costs generally include direct costs such as materials, labor, subcontract costs, and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred except for costs incurred during the transition phase of a new contract, which are capitalized and amortized on a straight-line basis over the expected life of that contract. We do not incur significant incremental costs to acquire contracts. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA").
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 2–Accounting Standards" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In February 2018, we entered into interest rate swap agreements to hedge the cash flows of $250 million of our variable rate senior secured term loans (see "Note 13–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of our variable rate senior secured term loans.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of December 29, 2017, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II of our Annual Report on Form 10-K for the year ended December 29, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Effective December 30, 2017, we implemented changes to certain controls and related procedures with respect to our adoption of ASC 606. There have been no other changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 20–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	Purchases of Equity Securities by the Company
In February 2018, our Board of Directors authorized a new share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in December 2013.
The following table presents repurchases of Leidos common stock during the quarter ended March 30, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2017 - December 31, 2017	—	$—	—	5,718,172
January 1, 2018 - January 31, 2018	4,858	64.16	—	5,718,172
February 1, 2018 - February 28, 2018	8,513	66.45	—	20,000,000
March 1, 2018 - March 30, 2018	150,642	68.49	145,185	19,854,815
Total	164,013	$68.26	145,185

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Third Amendment, dated March 15, 2018, to the Credit Agreement dated as of August 16, 2016, by and among Leidos Innovations (f/k/a Abacus Innovations Corporation), as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 20, 2018.

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
Date: May 4, 2018

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer