Form 10-Q
period 2018-06-29
Leidos Holdings, Inc.
filed 2018-07-27
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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

The number of shares issued and outstanding of each issuer’s classes of common stock as of July 17, 2018, was 150,485,383 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29, 2018	December 29, 2017
	(in millions)
ASSETS
Cash and cash equivalents	$303	$390
Receivables, net	1,779	1,831
Inventory, prepaid expenses and other current assets	458	453
Assets held for sale	99	—
Total current assets	2,639	2,674
Property, plant and equipment, net	221	232
Intangible assets, net	749	856
Goodwill	4,887	4,974
Other assets	274	254
	$8,770	$8,990
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,461	$1,639
Accrued payroll and employee benefits	446	487
Dividends payable	12	17
Income taxes payable	3	4
Long-term debt, current portion	71	55
Liabilities held for sale	22	—
Total current liabilities	2,015	2,202
Long-term debt, net of current portion	2,990	3,056
Deferred tax liabilities	211	220
Other long-term liabilities	136	129
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 150 million and 151 million shares issued and outstanding at June 29, 2018 and December 29, 2017, respectively	—	—
Additional paid-in capital	3,260	3,344
Accumulated earnings (deficit)	133	(7)
Accumulated other comprehensive income	23	33
Total Leidos stockholders’ equity	3,416	3,370
Non-controlling interest	2	13
Total equity	3,418	3,383
	$8,770	$8,990

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share amounts)
Revenues	$2,529	$2,571	$4,972	$5,151
Cost of revenues	2,152	2,190	4,238	4,423
Selling, general and administrative expenses	174	186	352	367
Integration and restructuring costs	8	22	25	54
Asset impairment charges	—	—	7	—
Equity (earnings) losses of non-consolidated subsidiaries	(4)	7	(8)	—
Operating income	199	166	358	307
Non-operating expense:
Interest expense, net	(35)	(34)	(69)	(70)
Other income, net	1	3	1	6
Income before income taxes	165	135	290	243
Income tax expense	(20)	(37)	(43)	(71)
Net income	145	98	247	172
Less: net income attributable to non-controlling interest	1	—	1	2
Net income attributable to Leidos common stockholders	$144	$98	$246	$170

Earnings per share:
Basic	$0.95	$0.65	$1.62	$1.13
Diluted	0.94	0.64	1.60	1.11

Cash dividends declared per share	$0.32	$0.32	$0.64	$0.64

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net income	$145	$98	$247	$172
Foreign currency translation adjustments	(37)	2	(33)	13
Unrecognized gain (loss) on derivative instruments (Note 15)	4	(2)	14	(1)
Total other comprehensive (loss) income, net of taxes	(33)	—	(19)	12
Comprehensive income	112	98	228	184
Less: comprehensive income attributable to non-controlling interest	1	—	1	2
Comprehensive income attributable to Leidos common stockholders	$111	$98	$227	$182

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 30, 2016	150	$3,316	$(177)	$(4)	$3,135	$12	$3,147
Net income	—	—	170	—	170	2	172
Other comprehensive income, net of taxes	—	—	—	12	12	—	12
Issuances of stock	1	10	—	—	10	—	10
Repurchases of stock and other	—	(25)	—	—	(25)	—	(25)
Dividends declared	—	—	(98)	—	(98)	—	(98)
Stock-based compensation	—	20	—	—	20	—	20
Adjustment to original purchase price allocation	—	—	—	—	—	3	3
Balance at June 30, 2017	151	$3,321	$(105)	$8	$3,224	$17	$3,241

Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions (Note 2)	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	246	—	246	1	247
Other comprehensive loss, net of taxes (Note 15)	—	—	—	(19)	(19)	—	(19)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	(2)	(116)	—	—	(116)	—	(116)
Dividends declared	—	—	(98)	—	(98)	—	(98)
Stock-based compensation	—	23	—	—	23	—	23
Purchase of non-controlling interests	—	—	—	—	—	(10)	(10)
Other	—	—	—	—	—	(2)	(2)
Balance at June 29, 2018	150	$3,260	$133	$23	$3,416	$2	$3,418

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 29, 2018	June 30, 2017
	(in millions)
Cash flows from operations:
Net income	$247	$172
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	129	162
Stock-based compensation	23	20
Asset impairment charges	7	—
Bad debt expense and other	10	28
Change in assets and liabilities, net of effects of acquisitions:
Receivables	36	(179)
Inventory, prepaid expenses and other current assets	(33)	40
Accounts payable and accrued liabilities	(67)	(123)
Accrued payroll and employee benefits	(35)	(7)
Deferred income taxes and income taxes receivable/payable	(10)	(44)
Other long-term assets/liabilities	(14)	26
Net cash provided by operating activities	293	95
Cash flows from investing activities:
Payments for property, plant and equipment	(28)	(23)
Acquisitions of businesses	(81)	—
Proceeds from sale of assets	—	7
Other	—	2
Net cash used in investing activities	(109)	(14)
Cash flows from financing activities:
Payments of long-term debt	(44)	(69)
Proceeds from issuances of stock	8	7
Repurchases of stock and other	(116)	(25)
Dividend payments	(103)	(102)
Payment of tax indemnification liability	(23)	—
Other	(5)	(1)
Net cash used in financing activities	(283)	(190)
Net decrease in cash, cash equivalents and restricted cash	(99)	(109)
Cash, cash equivalents and restricted cash at beginning of period	422	396
Cash, cash equivalents and restricted cash at end of period	$323	$287

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Nature of Operations and Basis of Presentation
Leidos Holdings, Inc., a Delaware corporation ("Leidos") is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. The Company operates in three reportable segments: Defense Solutions, Civil and Health. Additionally, the Company separately presents the costs associated with corporate functions as Corporate.
The Company has a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC. On January 26, 2018, the Company entered into a Membership Interest Purchase Agreement with Jacobs Engineering Group, Inc. ("Jacob's Group"), whereby the Company purchased 100% of Jacob's Group's 41% outstanding membership interests in MSA. As a result, Leidos increased its controlling ownership in MSA from 47% to 88%. The Company consolidates the financial results for MSA into its unaudited condensed consolidated financial statements.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on February 23, 2018.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in "Cost of revenues") or general administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. Government Cost Accounting Standards ("CAS"). Effective the beginning of fiscal 2018, the Company established a new CAS structure and revised its disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $43 million and $80 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on the condensed consolidated statement of income for the quarter and six months ended June 30, 2017, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company aggregated "Interest income" and "Interest expense" into "Interest expense, net" and "Acquisition and integration costs" and "Restructuring expenses" into "Integration and restructuring costs" on the condensed consolidated statements of income. Additionally, the Company aggregated "Bad debt expense" and "Other" into "Bad debt expense and other" on the Company's condensed consolidated statements of cash flows.
Due to the adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, changes in restricted cash, which had previously been presented as operating activities, are now included within beginning and ending cash, cash equivalents and restricted cash balances on the statement of cash flows. Consequently, operating cash flows for the six months ended June 30, 2017, increased by $5 million, with a corresponding increase in the total change in cash, cash equivalents and restricted cash (see "Note 17–Supplementary Cash Flow Information and Restricted Cash" for the disclosures required by this ASU).
Due to the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, the Company reclassified $1 million from "Other" within cash flows from operations to "Other" within cash flows from financing activities in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2017.
Note 2–Accounting Standards
Accounting Standards Updates Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 ("ASC 606") and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
ASC 606 provided companies an option of two transition methods, the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The ASU was effective for annual reporting periods beginning after December 15, 2017.
Effective December 30, 2017 (the beginning of fiscal 2018), the Company adopted the requirements of ASC 606 using the modified retrospective method. The guidance was not applied to contracts that were complete at December 30, 2017, and the comparative information for the prior fiscal year has not been retrospectively adjusted.
The adoption of ASC 606 did not have a material impact on the Company's condensed consolidated financial statements. The Company recorded a $1 million decrease to its beginning accumulated deficit as the cumulative impact of adoption of the new revenue standard. The primary impact was on certain units-of-delivery contracts, which the Company previously recognized revenue at a point in time when the customer accepted delivery of the product or service. Under ASC 606, revenues on certain units-of-delivery contracts are now recognized using an over-time model. The adoption of ASC 606 did not have a significant impact on the Company's revenue recognition policy as revenues on the substantially all of the Company's contracts continue to be recognized over time.
In adopting ASC 606, the Company elected to use certain practical expedients permitted by the standard including using the portfolio approach where contracts with similar characteristics were assessed collectively to evaluate risk over the impact of ASC 606. The Company also elected to adopt the right-to-invoice practical expedient on certain cost-reimbursable contracts where the Company recognizes revenues as it is contractually able to invoice the customer based on the control transferred to the customer.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company early adopted the provisions of ASU 2017-12 using the modified retrospective method during the quarter ended March 30, 2018, and recorded a $3 million increase to accumulated other comprehensive income and a corresponding increase to beginning accumulated deficit for the cumulative ineffectiveness gains related to the cash flow hedges.
ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). This ASU is effective for all entities for annual reporting periods beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate due to the Tax Act is recognized. Early adoption is permitted.
The Company early adopted the provisions of ASU 2018-02 during the quarter ended March 30, 2018 (applied in the period of adoption), and recorded a $6 million increase to accumulated other comprehensive income and a corresponding increase to beginning accumulated deficit to reflect the changes in the U.S. federal corporate income tax rate as a result of the Tax Act. As a result of the adoption of ASU 2018-02, the Company's policy to release income tax effects in accumulated other comprehensive income is consistent with the underlying book method.
The cumulative effect of the changes made to the Company's condensed consolidated balance sheet for the adoptions of the ASUs above was as follows:

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
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2016-02 and ASU 2018-10, Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02, which supersedes the current lease guidance under Leases (Topic 840) and makes several changes, such as requiring an entity to recognize a right-of-use asset and corresponding lease obligation on the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2018, and should be adopted under the modified retrospective approach. The Company plans to adopt the new lease accounting standard in fiscal 2019 and is currently in the process of reviewing lease contracts, implementing a new lease accounting and administration software solution, establishing new processes and internal controls and evaluating the impact of certain accounting policy elections. The potential impact on the consolidated financial statements will largely be based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to add clarity to certain areas within ASU 2016-02. The effective date and transition requirements will be the same as ASU 2016-02. The Company will evaluate and adopt this ASU in conjunction with ASU 2016-02.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company performs under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee ("FP-IF") contracts.
To determine the proper revenue recognition, the Company first evaluates whether it has a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity ("IDIQ") award. In addition, the Company assesses contract modifications to determine whether changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for the Company generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. The Company excludes any taxes collected or imposed when determining the transaction price.
Certain of the Company's cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most probable amount that it expects to be entitled to, based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
The Company allocates the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of the Company's performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, the Company uses prices from other standalone sales. Substantially all of the Company's contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes revenue on its service based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternate use to the Company. Anticipated losses on service based contracts are recognized as incurred. In certain product sales, where the products have an alternate use, the Company recognizes revenue at a point in time when the customer takes control of the asset usually denoted by possession and legal title.
On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that the Company expects to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations, the Company is not primarily responsible for fulfilling the promise to provide the goods or service to the customer, does not have inventory risk and does not have discretion in establishing the price for the goods or service. In such cases, the Company recognizes revenue on a net basis.
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
Changes in Estimates on Contracts
Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through the acquisition of Lockheed Martin's Information Systems & Global Solutions business ("IS&GS Business") (see "Note 6–Acquisitions"), where the adjustment is made for the period commencing from the date of acquisition.
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions, except per share amounts)
Net favorable impact to income before income taxes	$34	$40	$69	$62
Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$0.17	$0.34	$0.26
The impact on diluted EPS attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
During the quarter and six months ended June 29, 2018, revenue recognized from performance obligations satisfied in previous periods was $32 million and $66 million, respectively. The changes in estimates primarily relate to revisions of variable consideration, including award fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At June 29, 2018, and December 29, 2017, the Company included $63 million and $169 million, respectively, of outstanding payments within "Cash and cash equivalents."
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
The typical billing for the Company's cost-reimbursable and T&M contracts is as costs are incurred. FFP contracts are billed either based on milestones, which are the achievement of specific events as defined in the contract, or based on progress payments, which are interim payments up to a designated amount of costs incurred as work progresses. On certain contracts, the customer withholds a certain percentage of the contract price (retainage). These withheld amounts are included within the Company's unbilled receivables and are billed upon contract completion or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. government is complete. Based on the Company's historical experience, the write-offs of retention balances have not been significant.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Amounts billed and collected on contracts but not yet recorded as revenue because the Company has not performed its obligation under the arrangement with a customer are deferred and included within "Accounts payable and accrued liabilities" or "Other long-term liabilities" on the condensed consolidated balance sheets.
Note 4–Revenues
Dual Reporting
The effects to the condensed consolidated financial statements at June 29, 2018, as a result of applying ASC 606, rather than previous GAAP ("ASC 605"), were the following:
Balance Sheet

	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in millions)
Receivables, net	$1,779	$1,775
Inventory, prepaid expenses and other current assets	458	461
Accumulated earnings (deficit)	133	132
Income Statement

	Three Months Ended June 29, 2018		Six Months Ended June 29, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in millions)
Revenues	$2,529	$2,530	$4,972	$4,968
Cost of revenues	2,152	2,152	4,238	4,235
Operating income	199	200	358	357

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes reflected above were primarily due to the Company's units-of-delivery contracts, which were recognized at a point in time under ASC 605 and are recognized using an over-time model under ASC 606.
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under IDIQ contracts.
As of June 29, 2018, the Company had $9.0 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $4.6 billion, $2.0 billion and $2.4 billion for the remainder of fiscal 2018, fiscal 2019 and fiscal 2020 and thereafter, respectively.
Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected by the U.S. government procurement environment.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$1,099	$26	$82	$1,207
Other government agencies(1)	50	574	327	951
Commercial and non-U.S. customers	107	222	42	371
Total	$1,256	$822	$451	$2,529

	Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$2,131	$49	$174	$2,354
Other government agencies(1)	95	1,163	625	1,883
Commercial and non-U.S. customers	208	450	77	735
Total	$2,434	$1,662	$876	$4,972
(1) Includes non-DoD federal government agencies, state and local government agencies.
The majority of the Company's revenues is generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract. Government spending levels for the DoD may be impacted by spending priorities as a result of competing demands for federal funds.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed price-incentive fee	$860	$475	$42	$1,377
Firm-fixed-price	259	203	284	746
Time and materials and fixed-price-level-of-effort	137	144	125	406
Total	$1,256	$822	$451	$2,529

	Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed price-incentive fee	$1,631	$914	$92	$2,637
Firm-fixed-price	542	459	537	1,538
Time and materials and fixed-price-level-of-effort	261	289	247	797
Total	$2,434	$1,662	$876	$4,972
Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also low risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the Company’s exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Three Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,164	$693	$451	$2,308
International	92	129	—	221
Total	$1,256	$822	$451	$2,529

	Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$2,252	$1,389	$876	$4,517
International	182	273	—	455
Total	$2,434	$1,662	$876	$4,972
The Company's international business operations are subject to additional and different risks than its U.S. business. Failure to comply with U.S government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on the Company's business with the U.S. government.
In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of the Company's services, sales of products or repatriation of profits. International transactions can also involve increased financial and legal risks arising from foreign exchange variability, imposition of tariffs or additional taxes and restrictive trade policies, and delays or failure to collect amounts due to differing legal systems.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–Contract Assets and Liabilities
Contract assets include unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not just subject to the passage of time. Contract assets also include transition costs and project assets. Transition costs represent costs that are incurred under certain service based contracts, usually at the beginning of the contract performance, to transition the services, employees and equipment from the customer. Project assets represent assets for specific contracts.
Contract liabilities consist of deferred revenue.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	June 29, 2018	December 30, 2017(1)
		(in millions)
Contract assets - current:
Unbilled receivables(2)	Receivables, net	$734	$844
Transition costs and project assets	Inventory, prepaid expenses and other current assets	83	59
		$817	$903

Contract assets - non-current:
Transition costs and project assets	Other assets	$11	$13

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$311	$293

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$12	$17
(1) Includes the cumulative effect of the changes made to the Company's opening balance sheet at December 30, 2017, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
(2) Balances exclude $434 million and $234 million determined to be billable at June 29, 2018, and December 30, 2017, respectively.
The decrease in unbilled receivables was primarily due to the timing of billings and revenue recognized on certain contracts. The increase in transition costs and project assets was primarily due to purchases on certain contracts partially offset by amortization. The increase in deferred revenue was primarily due to increased advance payments from customers.
During the quarter and six months ended June 29, 2018, the Company recognized revenue of $72 million and $127 million, respectively, relating to amounts that were included as a contract liability at December 30, 2017.
During the quarter and six months ended June 29, 2018, the Company recognized $37 million and $40 million of amortization, respectively, related to its transition costs and project assets. The Company did not recognize any impairment losses on contract assets for the quarter and six months ended June 29, 2018.
Note 6–Acquisitions
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the IS&GS Business in a Reverse Morris Trust transaction. The acquired IS&GS Business was renamed Leidos Innovations Corporation.
On January 10, 2018, the final amount of the net working capital of the IS&GS Business was determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. On January 18, 2018, the final working capital amount of $105 million was paid to Lockheed Martin, of which $24 million and $81 million was presented as cash flows from operating and investing activities, respectively, in the Company's condensed consolidated statement of cash flows.
During the quarter ended June 29, 2018, a tax indemnification liability of $23 million was paid to Lockheed Martin in accordance with the Tax Matters Agreement, which was presented as cash flows from financing activities in the Company's condensed consolidated statement of cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Acquisition costs	$—	$—	$—	$1
Integration costs(1)	7	16	22	34
Total acquisition and integration costs	$7	$16	$22	$35
(1) For the quarter and six months ended June 29, 2018, the Company reclassified $4 million from restructuring expenses to integration costs.
These acquisition and integration costs have been recorded within Corporate and presented in "Integration and restructuring costs" on the condensed consolidated statements of income.
Note 7–Divestitures
Commercial Cybersecurity Business
On June 5, 2018, Leidos entered into a Stock and Asset Purchase Agreement to sell the Company's commercial cybersecurity business, included within the Company's Civil segment, in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. The sale is expected to be completed during the second half of fiscal 2018 and is not expected to result in a loss. The Company has presented the associated assets and liabilities of the business as held for sale in the Company's condensed consolidated balance sheet as of June 29, 2018. The major classes of assets and liabilities classified as held for sale were as follows:

June 29, 2018
(in millions)
Receivables, net	$21
Inventory, prepaid expenses and other current assets	3
Property, plant and equipment, net	3
Intangible assets, net	5
Goodwill	57
Deferred tax assets	10
Total assets held for sale	$99

Accounts payable and accrued liabilities	$12
Accrued payroll and employee benefits	5
Other long-term liabilities	5
Total liabilities held for sale	$22
The planned disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly was not presented as discontinued operations.
Plainfield Renewable Energy Holdings LLC
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
In January 2018, the Company entered into negotiations with the equity owners of Plainfield regarding the Plainfield Recapitalization Plan ("Plan"). The proposed Plan envisions raising new equity combined with reduction of Plainfield's debt. The net realizable value of the Note, at December 29, 2017, was estimated to be approximately $40 million, compared to its carrying value of $73 million, including accrued interest. As a result, the Company recorded a $33 million impairment of its Note during the quarter ended December 29, 2017, which was presented within "Other income, net" in the Company's condensed consolidated statement of income.
In June 2018, Leidos and Plainfield entered into an additional amendment to the Note, allowing Plainfield to defer the maturity of the Note until the earlier of July 13, 2018, or the date Plainfield successfully closes on a refinancing agreement with a third party. Under the terms of the agreement, if Plainfield successfully refinances the Note prior to July 13, 2018, Leidos shall allow Plainfield to settle the Note in full for $40 million plus 50% of additional net proceeds obtained by Plainfield. See "Note 22–Subsequent Events" regarding the additional amendment entered into in July 2018. As of June 29, 2018, the Company continues to expect the Note to be collectible in full.
Note 8–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to reduce its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to this program were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Severance costs	$—	$2	$1	$12
Lease termination expenses(1)	1	4	2	7
Restructuring expenses related to the IS&GS Business	$1	$6	$3	$19
(1) For the quarter and six months ended June 29, 2018, the Company reclassified $4 million from restructuring expenses to integration costs.
As of June 29, 2018, Leidos has recognized a total of $52 million of expense in connection with these restructuring activities. These restructuring expenses have been recorded within Corporate and presented in "Integration and restructuring costs" on the condensed consolidated statements of income.
The restructuring liability related to this program was as follows:

	Severance Costs	Lease Termination Expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	18	19	37
Cash payments	(20)	(16)	(36)
Balance as of December 29, 2017	5	4	9
Charges(1)	1	2	3
Cash payments(2)	(6)	(2)	(8)
Balance as of June 29, 2018	$—	$4	$4
(1) Includes a reclassification of $4 million from restructuring to integration.
(2) Includes a reclassification for payments of $3 million from restructuring to integration.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 30, 2016	$1,954	$1,731	$937	$4,622
Adjustment to original purchase price allocation	94	259	(16)	337
Foreign currency translation adjustments	7	8	—	15
Goodwill at December 29, 2017	2,055	1,998	921	4,974
Foreign currency translation adjustments	(25)	(5)	—	(30)
Transfers to assets held for sale	—	(57)	—	(57)
Goodwill at June 29, 2018	$2,030	$1,936	$921	$4,887
Accumulated goodwill impairment losses were $369 million and $117 million within the Health and Civil segments, respectively, at June 29, 2018, December 29, 2017, and December 30, 2016.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the six months ended June 29, 2018, and June 30, 2017.
Note 10–Intangible Assets
Intangible assets consisted of the following:

	June 29, 2018			December 29, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,005	$(281)	$724	$1,013	$(187)	$826
Software and technology	89	(68)	21	89	(64)	25
Customer relationships	4	(4)	—	4	(3)	1
Backlog	—	—	—	158	(158)	—
Total finite-lived intangible assets	1,098	(353)	745	1,264	(412)	852
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,102	$(353)	$749	$1,268	$(412)	$856
Amortization expense was $51 million and $101 million for the quarter and six months ended June 29, 2018, respectively, and $67 million and $136 million for the quarter and six months ended June 30, 2017, respectively.
Program and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Customer relationships and backlog intangible assets are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated annual amortization expense as of June 29, 2018, was as follows:

Fiscal Year Ending
(in millions)
2018 (remainder of year)	$100
2019	170
2020	126
2021	105
2022	92
2023 and thereafter	152
$745
Note 11–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	June 29, 2018	December 29, 2017
	(in millions)
Computers and other equipment	$188	$194
Leasehold improvements	186	171
Buildings and improvements	56	54
Office furniture and fixtures	35	34
Construction in progress	45	44
Land	40	49
	550	546
Less: accumulated depreciation	(329)	(314)
	$221	$232
Depreciation expense was $15 million and $28 million for the quarter and six months ended June 29, 2018, respectively, and $13 million and $26 million for the quarter and six months ended June 30, 2017, respectively.
During the quarter ended March 30, 2018, the Company determined that the carrying amount of a real estate property may not be recoverable and as a result recorded an impairment charge of $7 million, which was recorded within Corporate.
Note 12–Fair Value Measurements
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's financial instruments measured at fair value on a recurring basis consisted of the following:

	June 29, 2018		December 29, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$55	$55	$37	$37
Financial liabilities:
Derivatives	7	7	—	—
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
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable of $63 million as of June 29, 2018, and December 29, 2017, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of June 29, 2018, and December 29, 2017, the fair value of debt was $3.1 billion and $3.2 billion, respectively, and the carrying amount was $3.1 billion at both dates (see "Note 14–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
At March 30, 2018, the Company had a real estate property measured at fair value (Level 2), which resulted in an impairment charge of $7 million (see "Note 11–Property, Plant and Equipment"). The Company did not have any assets or liabilities measured at fair value on a non-recurring basis at June 29, 2018.
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
The fair value of the Company's interest rate swaps was as follows:

	Asset Derivatives
	Balance sheet line item	June 29, 2018	December 29, 2017
		(in millions)
Cash flow interest rate swaps	Other assets	$55	$37

	Liability Derivatives
	Balance sheet line item	June 29, 2018	December 29, 2017
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$7	$—

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
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	June 29, 2018	December 29, 2017	June 29, 2018	December 29, 2017
	(in millions)
Long-term debt, net of current portion	$442	$449	$(7)	$—
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
The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swap is reported as a component of other comprehensive income/loss and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. As a result of the Company's adoption of ASU 2017-12 in the quarter ended March 30, 2018, a qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the Company's cash flow hedges on other comprehensive income and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$35	$34	$69	$70

Amount recognized in other comprehensive income	7	(4)	21	(3)
Amount reclassified from accumulated other comprehensive income to interest expense, net	(2)	—	(3)	1
The Company expects to reclassify gains of $15 million from accumulated other comprehensive income into earnings during the next 12 months.
Note 14–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	June 29, 2018(1)	December 29, 2017(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$442	$449
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2022	3.88%	4.38%	625	644
$310 million Term Loan A, due August 2022	3.88%	4.37%	262	270
$1,131 million Term Loan B, due August 2023	3.88%	4.26%	1,091	1,101
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases and notes payable due on various dates through fiscal 2022	0%-5.55%	Various	21	27
Total long-term debt			3,061	3,111
Less: current portion			71	55
Total long-term debt, net of current portion			$2,990	$3,056
(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of June 29, 2018, and December 29, 2017, include the remaining principal outstanding of $3,088 million and $3,129 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $41 million and $45 million, respectively, less $7 million related to the fair value interest rate swaps (see "Note 13–Derivative Instruments") as of June 29, 2018.
In March 2018, Leidos amended the terms of its senior secured $1.1 billion Term Loan B, due August 2023. As a result, the margin on Term Loan B was reduced by 25 basis points to 1.75%. The repricing of the term loan became effective March 15, 2018.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.50% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At June 29, 2018, the current margin on Term Loan A and Term Loan B was 1.75%.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company made required quarterly payments on its senior secured term loans of $16 million and $31 million during the quarter and six months ended June 29, 2018, respectively, and $21 million and $41 million during the quarter and six months ended June 30, 2017, respectively. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements. In addition to the required payments on its term loans, the Company prepaid $25 million during the quarter ended June 30, 2017.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2022. As of June 29, 2018, and December 29, 2017, there were no borrowings outstanding under the credit facility.
Amortization of the debt discount and deferred debt issuance costs related to the senior secured term loans and notes, unsecured notes and revolving credit facility was $3 million and $6 million for the quarter and six months ended June 29, 2018, respectively, and $3 million and $7 million for the quarter and six months ended June 30, 2017, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of June 29, 2018.
Note 15–Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income were as follows:

	Foreign currency translation adjustments	Unrecognized gain on derivative instruments	Pension adjustments	Total accumulated other comprehensive income
	(in millions)
Balance at December 30, 2016	$(7)	$10	$(7)	$(4)
Other comprehensive income	36	10	9	55
Taxes	(12)	(6)	—	(18)
Balance at December 29, 2017	17	14	2	33
Cumulative adjustments related to ASU adoptions (Note 2)	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive (loss) income	(38)	21	—	(17)
Taxes	5	(4)	—	1
Reclassification from accumulated other comprehensive income	—	(3)	—	(3)
Balance at June 29, 2018	$(13)	$38	$(2)	$23
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Basic weighted average number of shares outstanding	152	151	152	151
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	154	153	154	153
During the quarter and six months ended June 29, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $90 million and $100 million, respectively. All shares repurchased were immediately retired.
Note 17–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Six Months Ended
	June 29, 2018	June 30, 2017
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$68	$59
Cash paid for income taxes, net of refunds	55	107
Non-cash financing activity:
Purchase of non-controlling interests	7	—
Capital lease obligation	—	6
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	June 29, 2018	December 29, 2017
	(in millions)
Cash and cash equivalents	$303	$390
Restricted cash	20	32
Total cash, cash equivalents and restricted cash	$323	$422
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
As of June 29, 2018, the Company's accounting for the following elements of the Tax Act is not complete: (1) deemed repatriation tax, (2) cost recovery and (3) limitation on the deductibility of certain executive compensation.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

However, the Company was able to make reasonable estimates and has recorded provisional amounts. The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period. There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. The Company made no changes to fiscal 2017 provisional amounts during the six months ended June 29, 2018.
For the quarter ended June 29, 2018, the effective tax rate was 12.1% compared to 27.4% for the quarter ended June 30, 2017. For the six months ended June 29, 2018, the effective tax rate was 14.8% compared to 29.2% for the six months ended June 30, 2017. The decrease in the effective tax rate for both periods was primarily due to the Tax Act's reduction of the U.S. federal statutory rate and certain tax benefits related to the anticipated sale of the Company's commercial cybersecurity business, partially offset by a decrease in tax benefits related to employee stock awards.
Note 19–Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its Chairman and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Revenues:
Defense Solutions	$1,256	$1,243	$2,434	$2,537
Civil	822	875	1,662	1,717
Health	451	454	876	897
Corporate	—	(1)	—	—
Total revenues	$2,529	$2,571	$4,972	$5,151

Operating income (loss):
Defense Solutions	$93	$63	$178	$142
Civil	61	66	135	120
Health	68	74	110	121
Corporate	(23)	(37)	(65)	(76)
Total operating income	$199	$166	$358	$307
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income, net" and "Income tax expense," as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, the company does not separately disclose depreciation expense on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. MSA and the other member of MSA have indicated that they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At June 29, 2018, the Company had a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company. The amounts payable by the Company are covered by an insurance policy. The terms of the proposed settlement remain subject to court approval, which is expected to occur in 2018.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Greek Government Contract
In 2003, the Company entered into an FFP contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company's final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for €39 million, which has not been satisfied. In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor, converting the award to U.S. dollars. The U.S. Court of Appeals for the D.C. Circuit subsequently ruled that the district court judgment should instead reflect the currency in which it was originally awarded. Separately, the Greek government has sought to annul the award through separate litigation in the Greek courts, and such a challenge is currently pending. Based on the complex nature of this contractual situation and the difficulties encountered to date, significant uncertainties exist and the Company is unable to reliably estimate the ultimate outcome.
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
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. Rulings on post-trial motions and/or the court’s final judgment in the Apple II case remain pending.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of June 29, 2018.
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
Indirect cost audits by the DCAA remain open for fiscal 2014 and subsequent years for Leidos, Inc., and fiscal 2012 and subsequent years for Leidos Innovations. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected.
As of June 29, 2018, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 21–Commitments
The Company has outstanding letters of credit of $93 million as of June 29, 2018, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with net exposure of $123 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next four fiscal years.
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
Note 22–Subsequent Events
On July 12, 2018, Leidos and Plainfield entered into an amendment to the Note, allowing Plainfield to defer the maturity of the Note until the earlier of August 24, 2018, or the date Plainfield successfully closes on a refinancing agreement with a third party. See "Note 7–Divestitures" for further details regarding the Company's Note with Plainfield.
On July 23, 2018, the Company entered into a Contract of Sale to sell and leaseback one of its properties included within Corporate. The sale is expected to be completed during the fourth quarter of fiscal 2018 at which time the leaseback term will begin. The term of the lease is expected to end during fiscal 2020.

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
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cybersecurity; data analytics; enterprise IT modernization; operations and logistics; sensors, collection and phenomenology; software development; and systems engineering. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. government civil agencies and state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the costs associated with corporate functions as Corporate.
Business Environment and Trends
U.S. Government Markets
During the three and six months ended June 29, 2018, we generated approximately 85% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On March 23, 2018, Congress passed and the President signed into law the Omnibus Appropriations Bill thereby funding the federal government through the end of the 2018 government fiscal year ("GFY"). All 12 Appropriations bills were funded and no federal department or agency is now operating under a continuing resolution. The appropriations legislation passed earlier in the year suspended budget caps and included a two-year budget agreement that provides $300 billion in sequestration relief for defense and non-defense spending. Defense programs will see additional funding of $80 billion and $85 billion in GFY 2018 and GFY 2019, respectively, and non-defense spending will increase by $63 billion and $68 billion in GFY 2018 and GFY 2019, respectively, over the caps established in the Budget Control Act of 2011. The legislation also suspends the debt ceiling until March 2019. Congress is now addressing GFY 2019 spending and the passage of all 12 Appropriations bills for the year beginning October 1, 2018.
International Markets
Sales to customers in international markets represented approximately 9% of total revenues for both the three and six months ended June 29, 2018. Our international customers include foreign governments and their agencies, primarily located in the United Kingdom and Australia. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
We incurred integration costs of $7 million and $22 million during the three and six months ended June 29, 2018, respectively, and $16 million and $34 million during the three and six months ended June 30, 2017, respectively.
After the acquisition of the IS&GS Business, we initiated a review of our cost structure, which included optimization of our real estate portfolio by vacating facilities that were not necessary for future requirements and reducing headcount. We recognized restructuring expenses of $1 million and $3 million during the three and six months ended June 29, 2018, respectively, and $6 million and $19 million during the three and six months ended June 30, 2017, respectively, related to this program.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted earnings per share. Bookings and backlog are also useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	June 29, 2018	June 30, 2017	Dollar change	Percent change	June 29, 2018	June 30, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,529	$2,571	$(42)	(1.6)%	$4,972	$5,151	$(179)	(3.5)%
Operating income	199	166	33	19.9%	358	307	51	16.6%
Non-operating expense, net	(34)	(31)	(3)	9.7%	(68)	(64)	(4)	6.3%
Income before income taxes	165	135	30	22.2%	290	243	47	19.3%
Income tax expense	(20)	(37)	17	(45.9)%	(43)	(71)	28	(39.4)%
Net income	145	98	47	48.0%	247	172	75	43.6%
Net income attributable to Leidos common stockholders	$144	$98	$46	46.9%	$246	$170	$76	44.7%
Operating margin	7.9%	6.5%			7.2%	6.0%
The decrease in revenues in constant currency(1) for the three and six months ended June 29, 2018, was 1.8% and 3.7%, respectively, as compared to actual decreases in revenues of 1.6% and 3.5%, respectively. The foreign currency benefit was mainly attributable to our U.K. business in the Civil segment.

_________________________________________________________________________________________________________________________________________________________
(1) The non-GAAP measure of constant currency revenues is used to assess the performance of revenue activity without the effect of foreign currency exchange rate fluctuations. We calculate revenues on a constant currency basis by translating current period revenue using the foreign currency exchange rates of the comparable prior year periods. This calculation is performed for all subsidiaries where the functional currency is not the U.S. dollar.

LEIDOS HOLDINGS, INC.

Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	June 29, 2018	June 30, 2017	Dollar change	Percent change	June 29, 2018	June 30, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,256	$1,243	$13	1.0%	$2,434	$2,537	$(103)	(4.1)%
Operating income	93	63	30	47.6%	178	142	36	25.4%
Operating margin	7.4%	5.1%			7.3%	5.6%
The increase in revenues for the three months ended June 29, 2018, as compared to the three months ended June 30, 2017, was primarily attributable to new awards, timing of revenue recognition on certain contracts, and improved program performance, partially offset by the completion of certain contracts and net volume decreases.
The decrease in revenues for the six months ended June 29, 2018, as compared to the six months ended June 30, 2017, was primarily attributable to the completion of certain contracts, timing of revenue recognition on certain contracts and net volume decreases, partially offset by new awards and improved program performance.
The increase in operating income for the three and six months ended June 29, 2018, as compared to the three and six months ended June 30, 2017, was due to lower intangible asset amortization, improved program performance and lower general and administrative expenses, partially offset by completed contracts.

	Three Months Ended				Six Months Ended
Civil	June 29, 2018	June 30, 2017	Dollar change	Percent change	June 29, 2018	June 30, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$822	$875	$(53)	(6.1)%	$1,662	$1,717	$(55)	(3.2)%
Operating income	61	66	(5)	(7.6)%	135	120	15	12.5%
Operating margin	7.4%	7.5%			8.1%	7.0%
The decrease in revenues for the three and six months ended June 29, 2018, as compared to the three and six months ended June 30, 2017, was primarily attributable to the completion and reduced scope of certain contracts and a net decrease in program volumes, partially offset by new awards and the favorable impact of foreign exchange rates due to the movement of the exchange rate between the U.S. dollar and the British pound.
The decrease in operating income for the three months ended June 29, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher profit write-ups in the prior year quarter, reduced scope and the completion of certain contracts, partially offset by lower amortization and a decrease in bad debt expense.
The increase in operating income for the six months ended June 29, 2018, as compared to the six months ended June 30, 2017, was primarily due to lower amortization, a decrease in bad debt expense and an increase in new awards, partially offset by reduced scope in the current year and higher profit write-ups in the prior year on certain contracts.

	Three Months Ended				Six Months Ended
Health	June 29, 2018	June 30, 2017	Dollar change	Percent change	June 29, 2018	June 30, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$451	$454	$(3)	(0.7)%	$876	$897	$(21)	(2.3)%
Operating income	68	74	(6)	(8.1)%	110	121	(11)	(9.1)%
Operating margin	15.1%	16.3%			12.6%	13.5%
The decrease in revenues for the three and six months ended June 29, 2018, as compared to the three and six months ended June 30, 2017, was primarily attributable to the completion of certain contracts, partially offset by net volume increases.
The decrease in operating income for the three and six months ended June 29, 2018, as compared to the three and six months ended June 30, 2017, was primarily due to the completion of certain contracts and higher intangible asset amortization, partially offset by net volume increases.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Corporate	June 29, 2018	June 30, 2017	Dollar change	Percent change	June 29, 2018	June 30, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$—	$(1)	$1	NM	$—	$—	$—	NM
Operating loss	(23)	(37)	14	(37.8)%	(65)	(76)	11	(14.5)%
NM - Not meaningful
The decrease in operating loss for the three months ended June 29, 2018, as compared to the three months ended June 30, 2017, was primarily attributable to lower integration and restructuring costs of $14 million.
The decrease in operating loss for the six months ended June 29, 2018, as compared to the six months ended June 30, 2017, was primarily attributable to lower integration and restructuring costs of $29 million, partially offset by an asset impairment charge of $7 million and higher general and administrative expenses.
Non-Operating Expense, net
Non-operating expense, net of $34 million and $68 million for the three and six months ended June 29, 2018, respectively, was consistent with the three and six months ended June 30, 2017, of $31 million and $64 million, respectively.
Provision for Income Taxes
For the three months ended June 29, 2018, our effective tax rate was 12.1% compared to 27.4% for the three months ended June 30, 2017. For the six months ended June 29, 2018, our effective tax rate was 14.8% compared to 29.2% for the six months ended June 30, 2017. The decrease in the effective tax rate for both periods was primarily due to the Tax Cuts and Jobs Act's reduction of the U.S. federal statutory tax rate and certain tax benefits related to the anticipated sale of our commercial cybersecurity business, partially offset by a decrease in tax benefits related to employee stock awards.
Bookings and Backlog
We received net bookings worth an estimated $3.4 billion and $5.9 billion during the three and six months ended June 29, 2018, respectively, compared to $2.7 billion and $4.4 billion for the three and six months ended June 30, 2017, respectively.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	June 29, 2018	December 29, 2017
	(in millions)
Defense Solutions:
Funded backlog	$2,506	$2,384
Negotiated unfunded backlog	5,814	5,285
Total Defense Solutions backlog	$8,320	$7,669
Civil:
Funded backlog	$2,066	$2,064
Negotiated unfunded backlog	5,356	5,321
Total Civil backlog	$7,422	$7,385
Health:
Funded backlog	$785	$595
Negotiated unfunded backlog	1,807	1,827
Total Health backlog	$2,592	$2,422
Total:
Funded backlog	$5,357	$5,043
Negotiated unfunded backlog	12,977	12,433
Total backlog	$18,334	$17,476
Total backlog at June 29, 2018 included an adverse impact of $86 million when compared to total backlog at December 29, 2017, due to the exchange rate movements between the U.S. dollar and the British pound. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our total backlog consists of remaining performance obligations (see "Note 4–Revenues") and unexercised option periods.
Liquidity and Capital Resources
Overview
As of June 29, 2018, we had $303 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During the six months ended June 29, 2018, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At June 29, 2018, and December 29, 2017, we had outstanding debt of $3.1 billion. We made required quarterly payments on our senior secured term loans of $16 million and $31 million during the three and six months ended June 29, 2018, respectively, and $21 million and $41 million during the three and six months ended June 30, 2017, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. In addition to the required payments on our term loans, we prepaid $25 million during the three months ended June 30, 2017. The notes outstanding as of June 29, 2018, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of June 29, 2018.
We paid dividends of $51 million and $103 million during the three and six months ended June 29, 2018, respectively, and $52 million and $102 million during the three and six months ended June 30, 2017, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in millions)
Net cash provided by operating activities	$271	$166	$293	$95
Net cash used in investing activities	(13)	(9)	(109)	(14)
Net cash used in financing activities	(192)	(112)	(283)	(190)
Net increase (decrease) in cash, cash equivalents and restricted cash	$66	$45	$(99)	$(109)
Net cash provided by operating activities increased $105 million for the three months ended June 29, 2018, when compared to the prior year quarter, primarily due to the favorable timing of working capital changes including improved collections of receivables and lower payments for taxes, integration and restructuring costs, partially offset by lower advance payments from customers and higher interest payments.
Net cash provided by operating activities increased $198 million for the six months ended June 29, 2018, when compared to the prior year, primarily due to the favorable timing of working capital changes including improved collections of receivables, higher advance payments from customers and lower payments for taxes, integration and restructuring costs, partially offset by cash paid of $24 million related to the 2016 acquisition of the IS&GS Business and higher interest payments.
Net cash used in investing activities increased $4 million for the three months ended June 29, 2018, when compared to the prior year quarter, primarily due to proceeds from the sale of a building in the prior year quarter partially offset by lower purchases of property, plant and equipment.
Net cash used in investing activities increased $95 million for the six months ended June 29, 2018, when compared to the prior year, primarily due to cash paid of $81 million related to the 2016 acquisition of the IS&GS Business, proceeds from the sale of a building in the prior year and higher purchases of property, plant and equipment.
Net cash used in financing activities for the three and six months ended June 29, 2018, increased $80 million and $93 million, respectively, when compared to the prior year, primarily due to the repurchase of stock under the share repurchase program for an aggregate purchase price of $90 million and $100 million, respectively, lower debt payments of $20 million and $25 million, respectively, and cash paid of $23 million related to a tax indemnification liability. This was partially offset by a reduction in tax withholdings related to the vesting of stock awards.
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
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments, other than our revenue recognition policy, that occurred in the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 29, 2017.

LEIDOS HOLDINGS, INC.

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
We perform under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts.
To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity award. In addition, we assess contract modifications to determine whether the changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for us generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. We exclude any taxes collected or imposed when determining the transaction price.
Certain of our cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that we expect to be entitled to, based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
We allocate the transaction price of a contract to our performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of our performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, we use prices from other standalone sales. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.
We recognize revenue on our service based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as we perform the promised services. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternate use to us. Anticipated losses on service based contracts are recognized as incurred. In certain product sales, where the products have an alternate use, we recognize revenue at a point in time when the customer takes control of the asset usually denoted by possession and legal title.

LEIDOS HOLDINGS, INC.

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total cost incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, we include in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known, and the most likely amount of transaction price (revenue) that we expect to receive for unpriced change orders (modifications). On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations, we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, do not have inventory risk and do not have discretion in establishing the price for the goods or service. In such cases, we recognize revenue on a net basis.
Contract costs generally include direct costs such as materials, labor, subcontract costs, and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred except for costs incurred during the transition phase of a new contract, which are capitalized and amortized on a straight-line basis over the expected life of that contract. We do not incur significant incremental costs to acquire contracts. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 29, 2018. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

(c)	Purchases of Equity Securities by the Company
In February 2018, our Board of Directors authorized a new share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in December 2013.
The following table presents repurchases of Leidos common stock during the quarter ended June 29, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31, 2018	—	$—	—	19,854,815
April 1, 2018 - April 30, 2018	491	65.16	—	19,854,815
May 1, 2018 - May 31, 2018	960,139	62.62	952,288	18,902,527
June 1, 2018 - June 29, 2018	494,365	61.60	493,797	18,408,730
Total	1,454,995	$62.27	1,446,085

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
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
Date: July 27, 2018

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer