Form 10-Q
period 2018-09-28
Leidos Holdings, Inc.
filed 2018-10-26
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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

The number of shares issued and outstanding of each issuer’s classes of common stock as of October 16, 2018, was 149,760,061 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 28, 2018	December 29, 2017
	(in millions)
ASSETS
Cash and cash equivalents	$515	$390
Receivables, net	1,812	1,831
Inventory, prepaid expenses and other current assets	456	453
Assets held for sale	98	—
Total current assets	2,881	2,674
Property, plant and equipment, net	230	232
Intangible assets, net	702	856
Goodwill	4,881	4,974
Other assets	214	254
	$8,908	$8,990
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,590	$1,639
Accrued payroll and employee benefits	410	487
Dividends payable	11	17
Income taxes payable	2	4
Long-term debt, current portion	56	55
Liabilities held for sale	24	—
Total current liabilities	2,093	2,202
Long-term debt, net of current portion	2,985	3,056
Deferred tax liabilities	232	220
Other long-term liabilities	141	129
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 150 million and 151 million shares issued and outstanding at September 28, 2018 and December 29, 2017, respectively	—	—
Additional paid-in capital	3,210	3,344
Accumulated earnings (deficit)	231	(7)
Accumulated other comprehensive income	13	33
Total Leidos stockholders’ equity	3,454	3,370
Non-controlling interest	3	13
Total equity	3,457	3,383
	$8,908	$8,990

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions, except per share amounts)
Revenues	$2,575	$2,503	$7,547	$7,654
Cost of revenues	2,174	2,136	6,412	6,559
Selling, general and administrative expenses	195	194	547	561
Integration and restructuring costs	7	27	32	81
Asset impairment charges	—	—	7	—
Equity earnings of non-consolidated subsidiaries	(4)	(5)	(12)	(5)
Operating income	203	151	561	458
Non-operating expense:
Interest expense, net	(35)	(35)	(104)	(105)
Other income, net	2	—	3	6
Income before income taxes	170	116	460	359
Income tax expense	(23)	(37)	(66)	(108)
Net income	147	79	394	251
Less: net (loss) income attributable to non-controlling interest	—	(3)	1	(1)
Net income attributable to Leidos common stockholders	$147	$82	$393	$252

Earnings per share:
Basic	$0.97	$0.54	$2.59	$1.67
Diluted	0.96	0.53	2.55	1.65

Cash dividends declared per share	$0.32	$0.32	$0.96	$0.96

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Net income	$147	$79	$394	$251
Foreign currency translation adjustments	(8)	21	(41)	34
Unrecognized (loss) gain on derivative instruments (Note 15)	(2)	3	12	2
Pension adjustments	—	(1)	—	(1)
Total other comprehensive (loss) income, net of taxes	(10)	23	(29)	35
Comprehensive income	137	102	365	286
Less: comprehensive (loss) income attributable to non-controlling interest	—	(3)	1	(1)
Comprehensive income attributable to Leidos common stockholders	$137	$105	$364	$287

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 30, 2016	150	$3,316	$(177)	$(4)	$3,135	$12	$3,147
Net income (loss)	—	—	252	—	252	(1)	251
Other comprehensive income, net of taxes	—	—	—	35	35	—	35
Issuances of stock	1	13	—	—	13	—	13
Repurchases of stock and other	—	(26)	—	—	(26)	—	(26)
Dividends declared	—	—	(147)	—	(147)	—	(147)
Stock-based compensation	—	32	—	—	32	—	32
Adjustment to original purchase price allocation	—	—	—	—	—	3	3
Other	—	—	—	—	—	(1)	(1)
Balance at September 29, 2017	151	$3,335	$(72)	$31	$3,294	$13	$3,307

Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions (Note 2)	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	393	—	393	1	394
Other comprehensive loss, net of taxes (Note 15)	—	—	—	(29)	(29)	—	(29)
Issuances of stock	1	16	—	—	16	—	16
Repurchases of stock and other	(2)	(182)	—	—	(182)	—	(182)
Dividends declared	—	—	(147)	—	(147)	—	(147)
Stock-based compensation	—	33	—	—	33	—	33
Purchase of a non-controlling interest	—	(1)	—	—	(1)	(10)	(11)
Other	—	—	—	—	—	(1)	(1)
Balance at September 28, 2018	150	$3,210	$231	$13	$3,454	$3	$3,457

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Cash flows from operations:
Net income	$394	$251
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	193	254
Stock-based compensation	33	32
Asset impairment charges	7	—
Bad debt expense and other	17	34
Change in assets and liabilities, net of effects of acquisitions:
Receivables	2	(155)
Inventory, prepaid expenses and other current assets	(24)	(46)
Accounts payable and accrued liabilities	61	5
Accrued payroll and employee benefits	(71)	(44)
Deferred income taxes and income taxes receivable/payable	3	(50)
Other long-term assets/liabilities	49	81
Net cash provided by operating activities	664	362
Cash flows from investing activities:
Payments for property, plant and equipment	(53)	(42)
Acquisitions of businesses	(81)	—
Collections on promissory note	40	2
Proceeds from sale of assets	—	7
Net cash used in investing activities	(94)	(33)
Cash flows from financing activities:
Payments of long-term debt	(59)	(194)
Proceeds from issuances of stock	13	10
Repurchases of stock and other	(182)	(26)
Dividend payments	(151)	(150)
Payment of tax indemnification liability	(23)	—
Payments for non-controlling interest acquired	(8)	—
Payments for debt issuance and modification costs	(6)	(4)
Other	(1)	—
Net cash used in financing activities	(417)	(364)
Net increase (decrease) in cash, cash equivalents and restricted cash	153	(35)
Cash, cash equivalents and restricted cash at beginning of period	422	396
Cash, cash equivalents and restricted cash at end of period	$575	$361

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation is a holding company whose direct 100%-owned subsidiaries and principal operating companies are Leidos, Inc. and Leidos Innovations Corporation ("Leidos Innovations"). Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, several other U.S. government civil agencies and state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom. Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. The Company operates in three reportable segments: Defense Solutions, Civil and Health. Additionally, the Company separately presents the costs associated with corporate functions as Corporate.
The Company has a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC. On January 26, 2018, the Company entered into a Membership Interest Purchase Agreement with Jacobs Engineering Group, Inc. ("Jacobs Group"), whereby the Company purchased 100% of Jacobs Group's 41% outstanding membership interest in MSA. As a result, Leidos increased its controlling ownership in MSA from 47% to 88%. The Company consolidates the financial results for MSA into its unaudited condensed consolidated financial statements.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in "Cost of revenues") or general administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. Government Cost Accounting Standards ("CAS"). Effective the beginning of fiscal 2018, the Company established a new CAS structure and revised its disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $53 million and $133 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on the condensed consolidated statement of income for the quarter and nine months ended September 29, 2017, respectively.

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
Note 2–Accounting Standards
Accounting Standards Updates Adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 ("ASC 606") and related amendments, which superseded all prior revenue recognition methods and industry-specific guidance. The core principle of ASC 606 is an entity should recognize revenue to depict the transfer of control for promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue principles, an entity is required to identify the contract(s) with a customer, identify the performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue when the performance obligation is satisfied (i.e., either over time or point in time). ASC 606 further requires that companies disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
As a result of the adoption the Company recorded a $1 million decrease to its beginning accumulated deficit as the cumulative impact of adoption of the new revenue standard. The primary impact was on certain units-of-delivery contracts, as the Company previously recognized revenue at a point in time when the customer accepted delivery of the product or service. Under ASC 606, revenues on certain units-of-delivery contracts are now recognized using an over-time model. The adoption of ASC 606 did not have a significant impact on the Company's revenue recognition policy as revenues on substantially all of the Company's contracts continue to be recognized over time.
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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to add clarity to certain areas within ASU 2016-02 and ASU 2018-11 "Targeted Improvements", to add an additional and optional transition method to adopt the new leases standard by allowing recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The effective date and transition requirements will be the same as ASU 2016-02.
The Company plans to adopt the new lease accounting standards in fiscal 2019 using the proposed optional transition method and is currently in the process of reviewing lease and other service based contracts, implementing a new lease accounting and administration software solution, establishing new processes and internal controls. The Company has elected to adopt certain practical expediencies provided under ASC 842, including the option to not apply lease recognition for short-term leases, reassessment of whether expired or existing contracts contain leases, reassessment of lease classification for expired or existing leases, applying single discount rate to a portfolio of leased assets with similar durations, reassessing initial direct costs and combining lease and non-lease components in revenue arrangements. The potential impact on the consolidated financial statements will largely be based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption.

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
Most of the Company's contracts are comprised of multiple promises including the design and build of software-based systems, integration of hardware and software solutions, running and maintaining of IT infrastructure and procurement services. In all cases, the Company assesses if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. The Company generally separates multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or require significant integration or customization within a group, they are combined and accounted for as a single performance obligation.
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
On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
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
Changes in estimates on contracts for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions, except per share amounts)
Net favorable impact to income before income taxes	$17	$9	$86	$71
Impact on diluted EPS attributable to Leidos common stockholders	$0.07	$0.04	$0.41	$0.32
The impact on diluted EPS attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
During the quarter and nine months ended September 28, 2018, revenue recognized from performance obligations satisfied in previous periods was $18 million and $84 million, respectively. The changes primarily relate to revisions of variable consideration, including award fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At September 28, 2018, and December 29, 2017, the Company included $46 million and $169 million, respectively, of outstanding payments within "Cash and cash equivalents."
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
Note 4–Revenues
Dual Reporting
The effects to the condensed consolidated financial statements at and as of September 28, 2018, as a result of applying ASC 606, rather than previous GAAP ("ASC 605"), were the following:
Balance Sheet

	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in millions)
Receivables, net	$1,812	$1,807
Inventory, prepaid expenses and other current assets	456	458
Accumulated earnings (deficit)	231	228
Income Statement

	Three Months Ended September 28, 2018		Nine Months Ended September 28, 2018
	As Reported (ASC 606)	As Adjusted (ASC 605)	As Reported (ASC 606)	As Adjusted (ASC 605)
	(in millions)
Revenues	$2,575	$2,574	$7,547	$7,542
Cost of revenues	2,174	2,175	6,412	6,410
Operating income	203	201	561	558

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
As of September 28, 2018, the Company had $10.8 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $2.4 billion, $5.2 billion and $3.2 billion for the remainder of fiscal 2018, fiscal 2019 and fiscal 2020 and thereafter, respectively.
Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected by the U.S. government procurement environment.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$1,091	$40	$88	$1,219
Other government agencies(1)	49	610	312	971
Commercial and non-U.S. customers	109	232	44	385
Total	$1,249	$882	$444	$2,575

	Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$3,222	$89	$262	$3,573
Other government agencies(1)	144	1,773	937	2,854
Commercial and non-U.S. customers	317	682	121	1,120
Total	$3,683	$2,544	$1,320	$7,547
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive fee	$919	$465	$42	$1,426
Firm-fixed-price	211	279	277	767
Time and materials and fixed-price-level-of-effort	119	138	125	382
Total	$1,249	$882	$444	$2,575

	Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive fee	$2,550	$1,379	$134	$4,063
Firm-fixed-price	753	738	814	2,305
Time and materials and fixed-price-level-of-effort	380	427	372	1,179
Total	$3,683	$2,544	$1,320	$7,547
Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also low risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the Company’s exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Three Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,156	$739	$444	$2,339
International	93	143	—	236
Total	$1,249	$882	$444	$2,575

	Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$3,408	$2,128	$1,320	$6,856
International	275	416	—	691
Total	$3,683	$2,544	$1,320	$7,547
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–Contract Assets and Liabilities
The Company’s performance obligations are satisfied either over time as work progresses or at a point in time. Fixed-price contracts are typically billed to the customer using milestone payments while cost-reimbursable and T&M contracts are typically billed to the customer on a monthly or bi-weekly basis as indicated by the negotiated billing terms and conditions of the contract. As a result, for each of the company’s contracts, the timing of revenue recognition, customer billings and cash collections results in a net contract asset or liability at the end of each reporting period.
Contract assets include unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not just subject to the passage of time. Contract assets also include transition costs and project assets. Transition costs represent costs that are incurred under certain service based contracts, usually at the beginning of the contract performance, to transition the services, employees and equipment from the customer or prior contractor. Project assets represent assets that are specific to contracts.
Contract liabilities consist of deferred revenue.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	September 28, 2018	December 30, 2017(1)
		(in millions)
Contract assets - current:
Unbilled receivables(2)	Receivables, net	$711	$844
Transition costs and project assets	Inventory, prepaid expenses and other current assets	102	59
		$813	$903

Contract assets - non-current:
Transition costs	Other assets	$11	$13

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$362	$293

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$12	$17
(1) Includes the cumulative effect of the changes made to the Company's opening balance sheet at December 30, 2017, as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).
(2) Balances exclude $506 million and $234 million determined to be billable at September 28, 2018, and December 30, 2017, respectively.
The decrease in unbilled receivables was primarily due to the timing of billings and revenue recognized on certain contracts. The increase in transition costs and project assets was primarily due to purchases on certain contracts partially offset by amortization. The increase in deferred revenue was primarily due to timing of advance payments from customers partially offset by revenue recognized during the period.
During the quarter and nine months ended September 28, 2018, the Company recognized revenue of $37 million and $164 million, respectively, relating to amounts that were included as a contract liability at December 30, 2017.
During the quarter and nine months ended September 28, 2018, the Company recognized $43 million and $83 million of amortization, respectively, related to its transition costs and project assets. The Company did not recognize any impairment losses on contract assets for the quarter and nine months ended September 28, 2018.
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
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Acquisition costs	$—	$—	$—	$1
Integration costs	4	21	26	55
Total acquisition and integration costs	$4	$21	$26	$56
These acquisition and integration costs have been recorded within Corporate and presented in "Integration and restructuring costs" on the condensed consolidated statements of income.
Note 7–Divestitures
Commercial Cybersecurity Business
On June 5, 2018, the Company entered into a Stock and Asset Purchase Agreement to sell the Company's commercial cybersecurity business, included within the Company's Civil segment, in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. The sale is expected to be completed during fiscal 2018 and is not expected to result in a loss. The Company has presented the associated assets and liabilities of the business as held for sale in the Company's condensed consolidated balance sheet as of September 28, 2018. The major classes of assets and liabilities classified as held for sale were as follows:

September 28, 2018
(in millions)
Receivables, net	$21
Inventory, prepaid expenses and other current assets	3
Property, plant and equipment, net	3
Intangible assets, net	5
Goodwill	57
Deferred tax assets	9
Total assets held for sale	$98

Accounts payable and accrued liabilities	$14
Accrued payroll and employee benefits	5
Other long-term liabilities	5
Total liabilities held for sale	$24
The planned disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly was not presented as discontinued operations.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Plainfield Renewable Energy Holdings LLC
On July 24, 2015, the Company completed the sale of its equity interest in Plainfield Renewable Energy Holdings LLC ("Plainfield") for an aggregate consideration of $102 million, subject to certain adjustments and contingent earn-out payments. The consideration received by the Company at closing consisted of a cash payment of $29 million and a secured promissory note for $73 million, net of discount (the "Note"). During the quarter ended March 31, 2017, the Company collected $6 million of principal and interest on the Note.
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
In January 2018, the Company entered into negotiations with the equity owners of Plainfield regarding the Plainfield Recapitalization Plan ("Plan"). The Plan envisioned raising new equity combined with reduction of Plainfield's debt. The net realizable value of the Note at December 29, 2017, was estimated to be approximately $40 million, compared to its carrying value of $73 million, including accrued interest. As a result, the Company recorded a $33 million impairment of its Note during the quarter ended December 29, 2017, which was presented within "Other income, net" in the Company's condensed consolidated statement of income.
On July 12, 2018, Leidos and Plainfield entered into an additional amendment to the Note, allowing Plainfield to defer the maturity of the Note until the earlier of August 24, 2018, or the date Plainfield successfully closed on a refinancing agreement with a third party. Under the terms of the agreement, if Plainfield successfully refinanced the Note prior to August 24, 2018, Leidos would allow Plainfield to settle the Note in full for $40 million plus 50% of additional net proceeds obtained by Plainfield. On August 23, 2018, Leidos and Plainfield entered into an agreement with respect to the final payoff of the Note. As a result, the Company received proceeds of $40 million in full satisfaction of Plainfield’s obligations under the Note.
Note 8–Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to reduce its cost structure, which includes optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to this program were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Severance costs	$1	$2	$2	$14
Lease termination expenses	2	4	4	11
Restructuring expenses related to the IS&GS Business	$3	$6	$6	$25
As of September 28, 2018, Leidos has recognized a total of $55 million of expense in connection with these restructuring activities. These restructuring expenses have been recorded within Corporate and presented in "Integration and restructuring costs" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restructuring liability related to this program was as follows:

	Severance Costs	Lease Termination Expenses	Total
	(in millions)
Balance as of December 30, 2016	$7	$1	$8
Charges	18	19	37
Cash payments	(20)	(16)	(36)
Balance as of December 29, 2017	5	4	9
Charges	2	4	6
Cash payments	(7)	(4)	(11)
Balance as of September 28, 2018	$—	$4	$4
Note 9–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 30, 2016	$1,954	$1,731	$937	$4,622
Adjustment to original purchase price allocation	94	259	(16)	337
Foreign currency translation adjustments	7	8	—	15
Goodwill at December 29, 2017	2,055	1,998	921	4,974
Foreign currency translation adjustments	(31)	(5)	—	(36)
Transfers to assets held for sale	—	(57)	—	(57)
Goodwill at September 28, 2018	$2,024	$1,936	$921	$4,881
Accumulated goodwill impairment losses were $369 million and $117 million included within the Health and Civil segments, respectively, at September 28, 2018, December 29, 2017, and December 30, 2016.
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. There were no goodwill impairments during the nine months ended September 28, 2018, and September 29, 2017.
Note 10–Intangible Assets
Intangible assets consisted of the following:

	September 28, 2018			December 29, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,004	$(327)	$677	$1,013	$(187)	$826
Software and technology	92	(71)	21	89	(64)	25
Customer relationships	4	(4)	—	4	(3)	1
Backlog	—	—	—	158	(158)	—
Total finite-lived intangible assets	1,100	(402)	698	1,264	(412)	852
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,104	$(402)	$702	$1,268	$(412)	$856

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense was $50 million and $151 million for the quarter and nine months ended September 28, 2018, respectively, and $76 million and $212 million for the quarter and nine months ended September 29, 2017, respectively.
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
The estimated annual amortization expense as of September 28, 2018, was as follows:

Fiscal Year Ending
(in millions)
2018 (remainder of year)	$50
2019	171
2020	126
2021	106
2022	92
2023 and thereafter	153
$698
Note 11–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	September 28, 2018	December 29, 2017
	(in millions)
Computers and other equipment	$195	$194
Leasehold improvements	195	171
Buildings and improvements	56	54
Construction in progress	50	44
Land	40	49
Office furniture and fixtures	35	34
	571	546
Less: accumulated depreciation	(341)	(314)
	$230	$232
Depreciation expense was $14 million and $42 million for the quarter and nine months ended September 28, 2018, respectively, and $16 million and $42 million for the quarter and nine months ended September 29, 2017, respectively.
On July 23, 2018, the Company entered into a Contract of Sale to sell and lease back one of its properties included within Corporate. The sale is expected to be completed during fiscal 2018 at which time the leaseback term will begin. The term of the lease is expected to end during fiscal 2020.
During the quarter ended March 30, 2018, the Company determined that the carrying amount of a real estate property may not be recoverable and as a result recorded an impairment charge of $7 million, which was recorded within Corporate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company's financial instruments measured at fair value on a recurring basis consisted of the following:

	September 28, 2018		December 29, 2017
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$—	$—	$37	$37
Financial liabilities:
Derivatives	14	14	—	—
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million, fixed rate 4.45% senior secured notes maturing in December 2020 and cash flow interest rate swaps on $1.5 billion of the Company's variable rate senior secured term loans (see "Note 13–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's notes receivable of $24 million and $63 million as of September 28, 2018, and December 29, 2017, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of September 28, 2018, and December 29, 2017, the fair value of debt was $3.1 billion and $3.2 billion, respectively, and the carrying amount was $3.0 billion and $3.1 billion, respectively (see "Note 14–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
At March 30, 2018, the Company had a real estate property measured at fair value (Level 2), which resulted in an impairment charge of $7 million (see "Note 11–Property, Plant and Equipment"). The Company did not have any assets or liabilities measured at fair value on a non-recurring basis at September 28, 2018.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the Company's interest rate swaps was as follows:

	Asset Derivatives
	Balance sheet line item	September 28, 2018	December 29, 2017
		(in millions)
Cash flow interest rate swaps	Other assets	$—	$37

	Liability Derivatives
	Balance sheet line item	September 28, 2018	December 29, 2017
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$8	$—
Cash flow interest rate swaps	Other long-term liabilities	6	—
		$14	$—
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Fair Value Hedge
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 14–Debt").
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	September 28, 2018	December 29, 2017	September 28, 2018	December 29, 2017
	(in millions)
Long-term debt, net of current portion	$441	$449	$(8)	$—
Cash Flow Hedges
The Company has interest rate swap agreements to hedge the cash flows of a portion of its variable rate senior secured term loans (the "Variable Rate Loans"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Company's Variable Rate Loans, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, the Company will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate. In February 2018, the Company entered into interest rate swap agreements to hedge the cash flows of an additional $250 million of its Variable Rate Loans. The interest rate swap agreements on $1.1 billion of the Company's Variable Rate Loans had a maturity date of December 2021 and a fixed interest rate of 1.08%. The interest rate swap agreements on $300 million and $250 million of the Company's Variable Rate Loans both had a maturity date of August 2022 and fixed interest rates of 1.66% and 2.59%, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2018, the Company terminated its existing interest rate swaps. The net derivative gain of $60 million related to the discontinued cash flow hedge will continue to be reported within accumulated other comprehensive income and will be reclassified into earnings over the remaining life of the original hedge as the hedged variable rate debt impacts earnings.
Additionally, in September 2018, the Company entered into new interest rate swap agreements to hedge the cash flows of $1.5 billion of the Company's Variable Rate Loans. These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swap is reported as a component of other comprehensive income/loss and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the Company's cash flow hedges on other comprehensive income and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$35	$35	$104	$105

Amount recognized in other comprehensive income	1	3	22	—
Amount reclassified from accumulated other comprehensive income to interest expense, net	(3)	—	(6)	1
The Company expects to reclassify gains of $11 million from accumulated other comprehensive income into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	September 28, 2018(1)	December 29, 2017(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$441	$449
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.75%	4.19%	617	644
$310 million Term Loan A, due August 2023	3.75%	4.18%	258	270
$1,131 million Term Loan B, due August 2025	4.00%	4.34%	1,086	1,101
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Capital leases and notes payable due on various dates through fiscal 2022	0%-5.55%	Various	19	27
Total long-term debt			3,041	3,111
Less: current portion			56	55
Total long-term debt, net of current portion			$2,985	$3,056
(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of September 28, 2018, and December 29, 2017, include the remaining principal outstanding of $3,073 million and $3,129 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $43 million and $45 million, respectively, less $8 million related to the fair value interest rate swaps (see "Note 13–Derivative Instruments") as of September 28, 2018.
In August 2018, Leidos amended its senior secured term loans and revolving credit facility agreements. These amendments modified the margin range for the revolving credit facility and Term Loan A loans and extended their maturity dates by one year to August 2023. The amendments also extended the maturity date of Term Loan B by two years to August 2025 and delayed the scheduled increase in quarterly principal payments for Term Loan A by one year to March 2021. Additionally, the Senior Secured Leverage ratio calculation was amended and now excludes the lesser of $350 million and the Company's unrestricted cash and cash equivalents.
In March 2018, Leidos amended the terms of its senior secured $1.1 billion Term Loan B. As a result, the margin on Term Loan B was reduced by 25 basis points to 1.75%. The repricing of the term loan became effective March 15, 2018.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.25% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At September 28, 2018, the current margin on Term Loan A was 1.50%.
The Company made required quarterly principal payments on its senior secured term loans of $15 million and $46 million during the quarter and nine months ended September 28, 2018, respectively, and $20 million and $61 million during the quarter and nine months ended September 29, 2017, respectively. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements. In addition to the required payments on its term loans, the Company prepaid $105 million and $130 million during the quarter and nine months ended September 29, 2017.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2023. As of September 28, 2018, and December 29, 2017, there were no borrowings outstanding under the credit facility.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the August 2018 amendments, the Company incurred $5 million of debt issuance costs related to the senior secured term loans and revolving credit facility, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets", respectively, in the condensed consolidated balance sheets. Amortization of the debt discount and deferred debt issuance costs related to the senior secured term loans and notes, unsecured notes and revolving credit facility was $2 million and $8 million for the quarter and nine months ended September 28, 2018, respectively, and $3 million and $10 million for the quarter and nine months ended September 29, 2017, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of September 28, 2018.
Note 15–Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income were as follows:

	Foreign currency translation adjustments	Unrecognized gain on derivative instruments	Pension adjustments	Total accumulated other comprehensive income
	(in millions)
Balance at December 30, 2016	$(7)	$10	$(7)	$(4)
Other comprehensive income	36	10	9	55
Taxes	(12)	(6)	—	(18)
Balance at December 29, 2017	17	14	2	33
Cumulative adjustments related to ASU adoptions (Note 2)	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive (loss) income	(46)	22	—	(24)
Taxes	5	(4)	—	1
Reclassification from accumulated other comprehensive income	—	(6)	—	(6)
Balance at September 28, 2018	$(21)	$36	$(2)	$13
Reclassifications from unrecognized gain on derivative instruments are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 16–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Basic weighted average number of shares outstanding	151	152	152	151
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	153	154	154	153
During the quarter and nine months ended September 28, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $62 million and $162 million, respectively. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 17–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$101	$78
Cash paid for income taxes, net of refunds	68	158
Non-cash financing activity:
Purchase of a non-controlling interest	3	—
Capital lease obligation	—	6
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	September 28, 2018	December 29, 2017
	(in millions)
Cash and cash equivalents	$515	$390
Restricted cash	60	32
Total cash, cash equivalents and restricted cash	$575	$422
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
As of September 28, 2018, the Company's accounting for the following elements of the Tax Act is not complete: (1) deemed repatriation tax, (2) cost recovery and (3) limitation on the deductibility of certain executive compensation; however, the Company was able to make reasonable estimates and has recorded provisional amounts. The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period. There are no material elements of the Tax Act for which the Company was unable to make a reasonable estimate. During the quarter ended September 28, 2018, the Company increased its estimate of the deemed repatriation tax and decreased its estimate of the limitation on the deductibility of certain executive compensation, resulting in a net increase to income tax expense of $4 million.
For the quarter ended September 28, 2018, the effective tax rate was 13.5% compared to 31.9% for the quarter ended September 29, 2017. The decrease in the effective tax rate was primarily due to the Tax Act's reduction of the U.S. federal statutory rate and a release of the valuation allowance related to capital loss carryforward utilization.
For the nine months ended September 28, 2018, the effective tax rate was 14.3% compared to 30.1% for the nine months ended September 29, 2017. The decrease in the effective tax rate was primarily due to the Tax Act's reduction of the U.S. federal statutory rate, certain tax benefits related to the anticipated sale of the Company's commercial cybersecurity business and a release of the valuation allowance related to capital loss carryforward utilization, partially offset by a decrease in tax benefits related to employee stock awards.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 19–Business Segments
The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its Chairman and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Revenues:
Defense Solutions	$1,249	$1,201	$3,683	$3,738
Civil	882	838	2,544	2,555
Health	444	464	1,320	1,361
Total revenues	$2,575	$2,503	$7,547	$7,654

Operating income (loss):
Defense Solutions	$88	$80	$266	$222
Civil	93	50	228	170
Health	52	63	162	184
Corporate	(30)	(42)	(95)	(118)
Total operating income	$203	$151	$561	$458
The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income, net" and "Income tax expense," as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, the company does not separately disclose depreciation expense on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 20–Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. ("LMSI") under a subcontract to MSA constituted alleged affiliate fees in violation of the FAR. Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation has produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. In addition, the U.S. Attorney's office has advised that a parallel criminal investigation is open, although no subjects or targets of the investigation have been identified.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but has been stayed pending resolution of the False Claims Act investigation. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. MSA and the other member of MSA have indicated that they believe if MSA incurs a liability in this matter, then Leidos Integrated Technology, LLC is responsible to MSA for the loss. Under the terms of the Separation Agreement, Lockheed Martin has agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At September 28, 2018, the Company had a liability of $39 million and an indemnification asset of $1 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company. The amounts payable by the Company are covered by an insurance policy. The terms of the proposed settlement remain subject to court approval.
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
Arbitration Proceeding
The Company is a party to an arbitration proceeding that is expected to commence in the fourth quarter of fiscal 2018 involving a claim by Lockheed Martin for indemnification for $56 million in taxes attributable to deferred revenue recognized as a result of the Transactions. Based on the arguments advanced to date, the Company believes that the claim appears to be without merit and intends to vigorously defend itself in arbitration. The Company does not believe that a material loss is probable, and has therefore not recorded any liability for this matter. We expect a final decision by the arbitration panel to be issued during the first half of fiscal 2019.

LEIDOS HOLDINGS, INC.
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
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees, and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple has filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit.
Under its agreements with VirnetX, the Company would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdicts in these cases remain subject to appeal. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. Thus, no assurances can be given when or if the Company will receive any proceeds in connection with these jury awards. In addition, if the Company receives any proceeds, the Company is required to pay a royalty to the customer who paid for the development of the technology.
The Company does not have any assets or liabilities recorded in connection with this matter as of September 28, 2018.
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
During the quarter and nine months ended September 28, 2018, pursuant to the resolution of certain government accounting matters, including audits by the DCAA, the Company recorded a net reduction of $8 million and $14 million, respectively, to its accrued liabilities.
Indirect cost audits by the DCAA remain open for fiscal 2016 and subsequent years for Leidos, Inc., and fiscal 2012 and subsequent years for Leidos Innovations. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected.
As of September 28, 2018, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 21–Commitments
The Company has outstanding letters of credit of $84 million as of September 28, 2018, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with net exposure of $123 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next four fiscal years.
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
Business Environment and Trends
U.S. Government Markets
During the three and nine months ended September 28, 2018, we generated approximately 85% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On March 23, 2018, Congress passed and the President signed into law the Omnibus Appropriations Bill thereby funding the federal government through the end of the 2018 government fiscal year ("GFY"). The appropriations legislation passed earlier in the year suspended budget caps and included a two-year budget agreement that provided $300 billion in sequestration relief for defense and non-defense spending. Defense programs saw additional funding of $80 billion and $85 billion in GFY 2018 and GFY 2019, respectively, and non-defense spending increased by $63 billion and $68 billion in GFY 2018 and GFY 2019, respectively, over the caps established in the Budget Control Act of 2011. The legislation also suspends the debt ceiling until March 2019.
In September 2018, Congress passed and the President signed a second consolidated appropriations bill funding the Departments of Defense, Labor and Health and Human Services for the full GFY 2019. Earlier in the year, funding for the Departments of Veterans Affairs and Energy as well as funding for Congress were also enacted. All were funded at increased levels from the previous year. There are now seven appropriations bills operating under a continuing resolution, which will expire on December 7, 2018. Congress must act before that date in order for those seven departments to continue operating, either by passing appropriations for the remainder of GFY 2019 or by passing another continuing resolution.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 9% of total revenues for both the three and nine months ended September 28, 2018. Our international customers include foreign governments and their agencies, primarily located in the U.K. and Australia. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
Recent changes in international trade policies, including higher tariffs on imported goods and materials, may increase our procurement costs of certain IT hardware used both on our contracts and for internal use. However, we expect to recover certain portions of these higher tariffs through our cost-plus contracts. While we are still evaluating the impact of higher tariffs, currently, we do not expect tariffs to have a significant impact to our business.
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
We incurred integration costs of $4 million and $26 million during the three and nine months ended September 28, 2018, respectively, and $21 million and $55 million during the three and nine months ended September 29, 2017, respectively.
After the acquisition of the IS&GS Business, we initiated a review of our cost structure, which included optimization of our real estate portfolio by vacating facilities that were not necessary for future requirements and reducing headcount. We recognized restructuring expenses of $3 million and $6 million during the three and nine months ended September 28, 2018, respectively, and $6 million and $25 million during the three and nine months ended September 29, 2017, respectively, related to this program.
Key Performance Measures
The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, cash flows from operations and diluted earnings per share. Bookings and backlog are also useful measures for management and investors to evaluate our performance and potential future revenues.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 28, 2018	September 29, 2017	Dollar change	Percent change	September 28, 2018	September 29, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,575	$2,503	$72	2.9%	$7,547	$7,654	$(107)	(1.4)%
Operating income	203	151	52	34.4%	561	458	103	22.5%
Non-operating expense, net	(33)	(35)	2	(5.7)%	(101)	(99)	(2)	2.0%
Income before income taxes	170	116	54	46.6%	460	359	101	28.1%
Income tax expense	(23)	(37)	14	(37.8)%	(66)	(108)	42	(38.9)%
Net income	147	79	68	86.1%	394	251	143	57.0%
Net income attributable to Leidos common stockholders	$147	$82	$65	79.3%	$393	$252	$141	56.0%
Operating margin	7.9%	6.0%			7.4%	6.0%

LEIDOS HOLDINGS, INC.

The increase in revenues in constant currency(1) for the three months ended September 28, 2018, was 3.2%, as compared to an actual increase in revenues of 2.9%. The adverse foreign currency impact was primarily attributable to our Australia business in the Defense Solutions segment.
The decrease in revenues in constant currency for the nine months ended September 28, 2018, was 1.6%, as compared to an actual decrease in revenues of 1.4%. The foreign currency benefit was mainly attributable to our U.K. business in the Civil segment.
Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	September 28, 2018	September 29, 2017	Dollar change	Percent change	September 28, 2018	September 29, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,249	$1,201	$48	4.0%	$3,683	$3,738	$(55)	(1.5)%
Operating income	88	80	8	10.0%	266	222	44	19.8%
Operating margin	7.0%	6.7%			7.2%	5.9%
The increase in revenues for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily attributable to new awards and timing of revenue recognition on certain contracts, partially offset by the completion of certain contracts.
The decrease in revenues for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily attributable to the completion of certain contracts, a net decrease in program volumes and timing of revenue recognition on certain contracts, partially offset by new awards.
The increase in operating income for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily due to lower amortization.
The increase in operating income for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily due to lower amortization, net profit write-downs in the prior year and new awards, partially offset by the completion of certain contracts.

	Three Months Ended				Nine Months Ended
Civil	September 28, 2018	September 29, 2017	Dollar change	Percent change	September 28, 2018	September 29, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$882	$838	$44	5.3%	$2,544	$2,555	$(11)	(0.4)%
Operating income	93	50	43	86.0%	228	170	58	34.1%
Operating margin	10.5%	6.0%			9.0%	6.7%
The increase in revenues for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily attributable to new awards, a net increase in program volumes and higher net profit write-ups in the current year quarter, partially offset by the completion of certain contracts.
The decrease in revenues for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily attributable to the completion of certain contracts and a net decrease in program volumes, partially offset by new awards, the favorable impact of foreign exchange rates due to the movement of the exchange rate between the U.S. dollar and the British pound and higher net profit write-ups in the current year.
The increase in operating income for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily due to lower amortization, higher net profit write-ups in the quarter and new awards, partially offset by the completion of certain contracts.

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

LEIDOS HOLDINGS, INC.

The increase in operating income for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily due to lower amortization, an increase in new awards, higher net profit write-ups and a decrease in bad debt expense, partially offset by a net decrease in program volumes.

	Three Months Ended				Nine Months Ended
Health	September 28, 2018	September 29, 2017	Dollar change	Percent change	September 28, 2018	September 29, 2017	Dollar change	Percent change
	(dollars in millions)
Revenues	$444	$464	$(20)	(4.3)%	$1,320	$1,361	$(41)	(3.0)%
Operating income	52	63	(11)	(17.5)%	162	184	(22)	(12.0)%
Operating margin	11.7%	13.6%			12.3%	13.5%
The decrease in revenues for the three and nine months ended September 28, 2018, as compared to the three and nine months ended September 29, 2017, was primarily attributable to the completion of certain contracts and a lower level of commercial health revenues, partially offset by a net increase in program volumes.
The decrease in operating income for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily due to the completion of certain contracts.
The decrease in operating income for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily due to the completion of certain contracts, partially offset by a net increase in program volumes.

	Three Months Ended				Nine Months Ended
Corporate	September 28, 2018	September 29, 2017	Dollar change	Percent change	September 28, 2018	September 29, 2017	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(30)	$(42)	$12	(28.6)%	$(95)	$(118)	$23	(19.5)%
The decrease in operating loss for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017, was primarily attributable to lower integration and restructuring costs of $20 million, partially offset by higher general and administrative expenses.
The decrease in operating loss for the nine months ended September 28, 2018, as compared to the nine months ended September 29, 2017, was primarily attributable to lower integration and restructuring costs of $49 million, partially offset by an asset impairment charge of $7 million and higher general and administrative expenses.
Non-Operating Expense, net
Non-operating expense, net of $33 million and $101 million for the three and nine months ended September 28, 2018, respectively, was consistent with the three and nine months ended September 29, 2017, of $35 million and $99 million, respectively.
Provision for Income Taxes
For the three months ended September 28, 2018, our effective tax rate was 13.5% compared to 31.9% for the three months ended September 29, 2017. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act's ("Tax Act") reduction of the U.S. federal statutory rate and a release of the valuation allowance related to capital loss carryforward utilization.
For the nine months ended September 28, 2018, our effective tax rate was 14.3% compared to 30.1% for the nine months ended September 29, 2017. The decrease in the effective tax rate was primarily due to the Tax Act's reduction of the U.S. federal statutory rate, certain tax benefits related to the anticipated sale of our commercial cybersecurity business and a release of the valuation allowance related to capital loss carryforward utilization, partially offset by a decrease in tax benefits related to employee stock awards.
Bookings and Backlog
We received net bookings worth an estimated $4.6 billion and $10.5 billion during the three and nine months ended September 28, 2018, respectively, compared to $3.1 billion and $7.4 billion for the three and nine months ended September 29, 2017, respectively.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	September 28, 2018	December 29, 2017
	(in millions)
Defense Solutions:
Funded backlog	$2,808	$2,384
Negotiated unfunded backlog	6,974	5,285
Total Defense Solutions backlog	$9,782	$7,669
Civil:
Funded backlog	$2,243	$2,064
Negotiated unfunded backlog	5,144	5,321
Total Civil backlog	$7,387	$7,385
Health:
Funded backlog	$1,104	$595
Negotiated unfunded backlog	2,047	1,827
Total Health backlog	$3,151	$2,422
Total:
Funded backlog	$6,155	$5,043
Negotiated unfunded backlog	14,165	12,433
Total backlog	$20,320	$17,476
Total backlog at September 28, 2018 included an adverse impact of $94 million when compared to total backlog at December 29, 2017, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our total backlog consists of remaining performance obligations (see "Note 4–Revenues") and unexercised option periods.
Liquidity and Capital Resources
Overview
As of September 28, 2018, we had $515 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During the nine months ended September 28, 2018, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At September 28, 2018, and December 29, 2017, we had outstanding debt of $3.0 billion and $3.1 billion, respectively. We made required quarterly principal payments on our senior secured term loans of $15 million and $46 million during the three and nine months ended September 28, 2018, respectively, and $20 million and $61 million during the three and nine months ended September 29, 2017, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. In addition to the required payments on our term loans, we prepaid $105 million and $130 million during the three and nine months ended September 29, 2017, respectively. The notes outstanding as of September 28, 2018, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 28, 2018.
We paid dividends of $48 million and $151 million during the three and nine months ended September 28, 2018, respectively, and $48 million and $150 million during the three and nine months ended September 29, 2017, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in millions)
Net cash provided by operating activities	$371	$267	$664	$362
Net cash provided by (used in) investing activities	15	(19)	(94)	(33)
Net cash used in financing activities	(134)	(174)	(417)	(364)
Net increase (decrease) in cash, cash equivalents and restricted cash	$252	$74	$153	$(35)
Net cash provided by operating activities increased $104 million for the three months ended September 28, 2018, when compared to the prior year quarter, primarily due to $60 million of proceeds received from the termination of interest rate swaps and lower payments for taxes and integration and restructuring costs.
Net cash provided by operating activities increased $302 million for the nine months ended September 28, 2018, when compared to the prior year, primarily due to improved collections of receivables, higher advance payments from customers, lower payments for taxes and integration and restructuring costs and $60 million of proceeds received from the termination of interest rate swaps. This was partially offset by $24 million of cash paid related to the 2016 acquisition of the IS&GS Business and higher vendor payments.
Net cash provided by investing activities increased $34 million for the three months ended September 28, 2018, when compared to the prior year quarter, primarily due to $40 million of proceeds from settlement of a promissory note, partially offset by higher purchases of property, plant and equipment.
Net cash used in investing activities increased $61 million for the nine months ended September 28, 2018, when compared to the prior year, primarily due to $81 million of cash paid related to the 2016 acquisition of the IS&GS Business, higher purchases of property, plant and equipment and proceeds from the sale of a building in the prior year, partially offset by $40 million of proceeds from settlement of a promissory note.
Net cash used in financing activities decreased $40 million for the three months ended September 28, 2018, when compared to the prior year quarter, primarily due to $110 million of lower debt payments, partially offset by $62 million of stock repurchases under the share repurchase program and a payment for a non-controlling equity interest acquired.
Net cash used in financing activities increased $53 million for the nine months ended September 28, 2018, when compared to the prior year, primarily due to $162 million of stock repurchases under the share repurchase program, $23 million of cash paid related to a tax indemnification liability and payments for a non-controlling equity interest acquired. This was partially offset by $135 million of lower debt payments.
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
Most of our contracts are comprised of multiple promises including the design and build of software-based systems, integration of hardware and software solutions, running and maintaining of IT infrastructure and procurement services. In all cases, we assess if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. We generally separate multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or require significant integration or customization within a group, they are combined and accounted for as a single performance obligation.
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

LEIDOS HOLDINGS, INC.

On FFP contracts, revenue recognized over time generally uses a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead, and a ratable portion of general and administrative costs. In addition, we include in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE, and cost-plus, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We periodically enter into interest rate swap agreements to hedge the cash flows of our variable rate senior secured term loans (see "Note 13–Derivative Instruments"). The objective of these instruments is to reduce variability in the forecasted interest payments of our variable rate senior secured term loans.
For further discussion of our market risk associated with interest rate risk and foreign currency risk as of December 29, 2017, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II of our Annual Report on Form 10-K for the year ended December 29, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 28, 2018. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table presents repurchases of Leidos common stock during the quarter ended September 28, 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2018	—	$—	—	18,408,730
July 1, 2018 - July 31, 2018	4,152	59.13	—	18,408,730
August 1, 2018 - August 31, 2018	317,704	71.04	316,686	18,092,044
September 1, 2018 - September 28, 2018	565,876	70.94	556,760	17,535,284
Total	887,732	$70.92	873,446

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Fourth Amendment, dated August 22, 2018, to the Credit Agreement dated as of August 16, 2016, by and among Leidos Innovations (f/k/a Abacus Innovations Corporation), as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 28, 2018.

10.2
Second Amendment, dated August 22, 2018, to the Credit Agreement dated as of August 16, 2016, by and among Leidos, Inc., as borrower, Leidos Holdings, Inc., Citibank, N.A., as administrative agent and the other lending institutions party to the amendment. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 28, 2018.

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
Date: October 26, 2018

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer