Form 10-Q
period 2019-03-29
Leidos Holdings, Inc.
filed 2019-04-30
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares issued and outstanding of each issuer’s classes of common stock as of April 22, 2019, was 144,212,482 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29, 2019	December 28, 2018
	(in millions)
ASSETS
Cash and cash equivalents	$536	$327
Receivables, net	1,894	1,877
Other current assets	430	543
Assets held for sale	—	92
Total current assets	2,860	2,839
Property, plant and equipment, net	220	237
Intangible assets, net	613	652
Goodwill	4,871	4,860
Operating lease right-of-use assets, net	406	—
Other assets	390	182
	$9,360	$8,770
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,893	$1,491
Accrued payroll and employee benefits	363	473
Long-term debt, current portion	66	72
Liabilities held for sale	—	23
Total current liabilities	2,322	2,059
Long-term debt, net of current portion	2,966	3,052
Operating lease liabilities	305	—
Deferred tax liabilities	194	170
Other long-term liabilities	276	178
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 144 million and 146 million shares issued and outstanding at March 29, 2019 and December 28, 2018, respectively	—	—
Additional paid-in capital	2,767	2,966
Retained earnings	562	372
Accumulated other comprehensive loss	(35)	(30)
Total Leidos stockholders’ equity	3,294	3,308
Non-controlling interest	3	3
Total equity	3,297	3,311
	$9,360	$8,770

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Revenues	$2,577	$2,443
Cost of revenues	2,221	2,086
Selling, general and administrative expenses	166	178
Integration and restructuring costs	2	17
Asset impairment charges	—	7
Equity earnings of non-consolidated subsidiaries	(4)	(4)
Operating income	192	159
Non-operating income (expense):
Interest expense, net	(38)	(34)
Other income, net	92	—
Income before income taxes	246	125
Income tax expense	(57)	(23)
Net income attributable to Leidos common stockholders	$189	$102

Earnings per share:
Basic	$1.30	$0.67
Diluted	1.29	0.66

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Net income	$189	$102
Foreign currency translation adjustments	10	4
Unrecognized (loss) gain on derivative instruments	(15)	10
Total other comprehensive (loss) income, net of taxes	(5)	14
Comprehensive income attributable to Leidos common stockholders	$184	$116

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	102	—	102	—	102
Other comprehensive income, net of taxes	—	—	—	14	14	—	14
Issuances of stock	1	5	—	—	5	—	5
Repurchases of stock and other	—	(22)	—	—	(22)	—	(22)
Dividends of $0.32 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	11	—	—	11	—	11
Purchase of a non-controlling interest	—	—	—	—	—	(10)	(10)
Balance at March 30, 2018	152	$3,338	$37	$56	$3,431	$3	$3,434

Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	$2,767	$562	$(35)	$3,294	$3	$3,297

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Cash flows from operations:
Net income	$189	$102
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(88)	—
Depreciation and amortization	58	63
Stock-based compensation	12	11
Asset impairment charges	—	7
Other	3	7
Change in assets and liabilities, net of effects of dispositions:
Receivables	(21)	(84)
Other current assets	(55)	(63)
Accounts payable and accrued liabilities	240	60
Accrued payroll and employee benefits	(108)	(107)
Deferred income taxes and income taxes receivable/payable	54	28
Other long-term assets/liabilities	4	(2)
Net cash provided by operating activities	288	22
Cash flows from investing activities:
Proceeds from disposition of business	171	—
Net proceeds from sale of assets	96	—
Payments for property, equipment and software	(30)	(15)
Acquisitions of businesses	—	(81)
Net cash provided by (used in) investing activities	237	(96)
Cash flows from financing activities:
Repurchases of stock and other	(222)	(22)
Dividend payments	(54)	(52)
Payments of long-term debt	(31)	(17)
Proceeds from issuances of stock	10	4
Other	—	(4)
Net cash used in financing activities	(297)	(91)
Net increase (decrease) in cash, cash equivalents and restricted cash	228	(165)
Cash, cash equivalents and restricted cash at beginning of period	369	422
Cash, cash equivalents and restricted cash at end of period	$597	$257

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
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Effective December 29, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2016-02 using the modified retrospective approach (see "Note 2–Accounting Standards"). Comparative information for the prior fiscal year has not been retrospectively adjusted.
Effective the beginning of fiscal 2019, certain contracts were reassigned between the Civil and Defense Solutions reportable segments (see "Note 17–Business Segments"). While this activity did not have a material impact on the Company's reportable segments, prior year segment results have been recast to reflect this change.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company combined "Dividends payable" and "Income taxes payable" with "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets and aggregated "Acquisition and integration costs" and "Restructuring expenses" into "Integration and restructuring costs" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed on February 19, 2019.
Note 2–Accounting Standards
Accounting Standards Updates Adopted
ASU 2016-02, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 ("ASC 842"), which supersedes the current lease guidance under Leases (Topic 840) and makes several changes, such as requiring an entity to recognize a right-of-use ("ROU") asset and corresponding lease obligation on the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2018, and should be adopted under the modified retrospective approach.
In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" to add clarity to certain areas within ASU 2016-02, and ASU 2018-11 "Targeted Improvements", to add an additional and optional transition method to adopt the new leases standard by allowing recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 "Narrow-Scope Improvements for Lessors" to add clarity to lessors accounting for sales taxes and other similar taxes collected from lessees, accounting for variable payments for contracts with lease and non-lease components and accounting for certain lessor costs. In March 2019, the FASB issued ASU 2019-01 "Codification Improvements" to Leases (Topic 842) to clarify the Codification more generally and/or to correct unintended application of guidance. The effective date and transition requirements of these updates are the same as ASU 2016-02.
The Company has elected to adopt certain practical expedients provided under ASC 842, including the option to not apply lease recognition for short-term leases, reassessment of whether expired or existing contracts contain leases, reassessment of lease classification for expired or existing leases, applying a single discount rate to a portfolio of leased assets with similar durations, reassessing initial direct costs and combining lease and non-lease components in revenue arrangements. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases and in assessing the impairment for the ROU assets.
Effective December 29, 2018, the Company adopted the requirements of ASC 842 using the modified retrospective approach. Comparative information for the prior fiscal year has not been retrospectively adjusted.
As a result of the adoption of the new standard, the Company recorded $433 million and $486 million of ROU assets and lease liabilities, respectively, primarily due to its operating leases, to the Company's consolidated balance sheets. The standard did not have a material impact on the consolidated statements of income and consolidated statements of cash flows. The Company also recorded a $48 million increase in retained earnings due to the cumulative effect of recognizing the gain, net of taxes, related to the sale of the San Diego properties (see "Note 10–Property, Plant and Equipment").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The cumulative effect of the changes made to the Company's condensed consolidated balance sheet for the adoption of ASU 2016-02 was as follows:

	Balance at December 28, 2018	Adjustments due to ASU 2016-02	Balance at December 29, 2018
	(in millions)
Assets - non-current:
Property, plant and equipment, net	$237	$1	$238
Operating lease right-of-use assets, net	—	418	418

Liabilities - current:
Accounts payable and accrued liabilities	$1,491	$132	$1,623
Long-term debt, current portion	72	8	80

Liabilities - non-current:
Long-term debt, net of current portion	$3,052	$(72)	$2,980
Operating lease liabilities	—	320	320
Deferred tax liabilities	170	17	187
Other long-term liabilities	178	(34)	144

Equity:
Retained earnings	$372	$48	$420
Accounting Standards Updates Issued But Not Yet Adopted
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
Note 3–Significant Accounting Policies
Leases
The Company has facilities and equipment lease arrangements. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ROU assets and lease liabilities are recorded on the consolidated balance sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term. When the lease does not include an implicit rate, the discount rate used is the Company’s incremental borrowing rate based on information available at the commencement date. An ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
Certain of the Company’s facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of right-of-use assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on a index or rate are recorded as lease expense in the period incurred. At March 29, 2019, the Company did not have any lease agreements with residual value guarantees.
As a result of the adoption of ASC 842, the Company elected to not separate non-lease components from lease components and instead account for both components as a single lease, combining lease and non-lease components in revenue arrangements.
The related lease payments on the Company’s short-term facilities and equipment leases are recognized as expense on a straight-line basis over the lease term.
The Company's lessor arrangements with its customers are immaterial to the results of operations and cash flows.
Changes in Estimates on Contracts
Changes in estimates related to contracts accounted for using the cost-to-cost method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes, with the exception of contracts acquired through a business combination, where the adjustment is made for the period commencing from the date of acquisition.
Changes in estimates on contracts were as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Favorable impact	$23	$50
Unfavorable impact	(19)	(15)
Net impact to income before income taxes	$4	$35

Impact on diluted EPS attributable to Leidos common stockholders	$0.02	$0.17
The impact on diluted EPS attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
During the quarters ended March 29, 2019 and March 30, 2018, revenue recognized from performance obligations satisfied in previous periods was $4 million and $34 million, respectively. The changes primarily relate to revisions of variable consideration, including award fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At March 29, 2019, and December 28, 2018, the Company included $66 million and $56 million, respectively, of outstanding payments within "Cash and cash equivalents."
Note 4–Leases
The Company's ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	March 29, 2019
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$13
Operating leases	Operating lease ROU assets, net	406
		$419
Current lease liabilities:
Finance leases	Long-term debt, current portion	$8
Operating leases	Accounts payable and accrued liabilities	151
		$159
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$5
Operating leases	Operating lease liabilities	305
		$310

The Company's total lease cost for the period presented consisted of the following:

		Three Months Ended
	Income statement line item(s)	March 29, 2019
		(in millions)
Finance lease cost:
Amortization of ROU assets	Cost of revenues and selling, general and administrative expenses	$2

Operating lease cost	Cost of revenues, selling, general and administrative expenses and integration and restructuring costs	40

Variable lease cost	Cost of revenues and selling, general and administrative expenses	26
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	2
Total lease cost		$70

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other information related to leases was as follows:

Three Months Ended
March 29, 2019
(dollars in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$35
Financing cash flows from finance leases	2
Lease liabilities arising from obtaining ROU assets:
Operating lease liabilities	$23
Weighted-average remaining lease term (in years):
Finance leases	2.4
Operating leases	4.6
Weighted-average discount rate:
Finance leases	4.16%
Operating leases	4.11%
The Company's future minimum lease commitments of its finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at March 29, 2019, was as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2019 (remainder of year)	$6	$131
2020	5	125
2021	1	78
2022	2	57
2023	—	38
2024 and thereafter	—	74
Total undiscounted cash flows	14	503
Less: imputed interest	(1)	(47)
Lease liability as of March 29, 2019	$13	$456
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disclosures related to periods prior to adoption of ASC 842
During the quarter ended March 30, 2018, the Company had $42 million of rental expense.
Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 28, 2018, are as follows:

Fiscal Year Ending	Capital lease commitments	Operating lease commitments	Sublease receipts
	(in millions)
2019	$3	$144	$3
2020	—	114	1
2021	—	83	1
2022	—	71	—
2023	—	55	—
2024 and thereafter	—	246	—
Total	$3	$713	$5
Note 5–Revenues
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated.
As of March 29, 2019, the Company had $11.0 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $6.5 billion, $1.7 billion and $2.8 billion for the remainder of fiscal 2019, fiscal 2020 and fiscal 2021 and thereafter, respectively.
Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected by the U.S. government procurement environment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by customer-type were as follows:

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD	$1,110	$43	$124	$1,277
Other government agencies(1)	68	607	311	986
Commercial and non-U.S. customers	89	197	28	314
Total(2)	$1,267	$847	$463	$2,577

	Three Months Ended March 30, 2018
	Defense Solutions(3)	Civil(3)	Health	Total
	(in millions)
DoD	$1,032	$23	$92	$1,147
Other government agencies(1)	58	576	298	932
Commercial and non-U.S. customers	99	230	35	364
Total	$1,189	$829	$425	$2,443
(1) Includes non-DoD federal government agencies, state and local government agencies.
(2) Includes lease revenues of $18 million recognized under ASC 842.
(3) Prior year amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 17–Business Segments").
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
Disaggregated revenues by contract-type were as follows:

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$898	$464	$69	$1,431
Firm-fixed-price	258	248	278	784
Time-and-materials and fixed-price-level-of-effort	111	135	116	362
Total(1)	$1,267	$847	$463	$2,577

	Three Months Ended March 30, 2018
	Defense Solutions(2)	Civil(2)	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$771	$439	$50	$1,260
Firm-fixed-price	293	246	253	792
Time-and-materials and fixed-price-level-of-effort	125	144	122	391
Total	$1,189	$829	$425	$2,443
(1) Includes lease revenues of $18 million recognized under ASC 842.
(2) Prior year amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 17–Business Segments").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost-reimbursement and fixed-price-incentive-fee contracts are generally lower risk and have lower profits. Time-and-materials ("T&M") and fixed-price-level-of-effort contracts are also lower risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. Firm-fixed-price ("FFP") contracts offer the potential for higher profits while increasing the Company’s exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,190	$722	$463	$2,375
International	77	125	—	202
Total(1)	$1,267	$847	$463	$2,577

	Three Months Ended March 30, 2018
	Defense Solutions(2)	Civil(2)	Health	Total
	(in millions)
United States	$1,099	$685	$425	$2,209
International	90	144	—	234
Total	$1,189	$829	$425	$2,443
(1) Includes lease revenues of $18 million recognized under ASC 842.
(2) Prior year amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 17–Business Segments").
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
Note 6–Contract Assets and Liabilities
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
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not just subject to the passage of time. Contract liabilities consist of deferred revenue.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	March 29, 2019	December 28, 2018
		(in millions)
Contract assets - current:
Unbilled receivables(1)	Receivables, net	$837	$818

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$484	$276

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$10	$10
(1) Balances exclude $452 million and $381 million determined to be billable at March 29, 2019, and December 28, 2018, respectively.
The increase in deferred revenue was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
During the quarters ended March 29, 2019 and March 30, 2018, the Company recognized revenues of $113 million and $55 million, respectively, relating to amounts that were included as a contract liability at December 28, 2018 and December 30, 2017 (date of adoption), respectively.
Note 7–Divestitures
On February 20, 2019, the Company's Civil segment disposed of its commercial cybersecurity business in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. The Company received initial proceeds of $171 million and recorded a preliminary pre-tax gain on sale of $88 million, net of assets divested of $70 million and $13 million in transaction related costs and preliminary working capital adjustments. The gain was recorded in "Other income, net" on the condensed consolidated statements of income.
The major classes of assets and liabilities divested were as follows (in millions):

Receivables, net	$15
Other current assets	6
Property, plant and equipment, net	3
Intangible assets, net	5
Goodwill	57
Deferred tax assets	6
Total assets divested	$92

Accounts payable and accrued liabilities	$(14)
Accrued payroll and employee benefits	(5)
Other long-term liabilities	(3)
Total liabilities divested	$(22)

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 29, 2017	$2,055	$1,998	$921	$4,974
Foreign currency translation adjustments	(40)	(11)	—	(51)
Transfers to assets held for sale	—	(57)	—	(57)
Adjustment to goodwill	—	(6)	—	(6)
Goodwill at December 28, 2018	$2,015	$1,924	$921	$4,860
Goodwill re-allocation	25	(25)	—	—
Foreign currency translation adjustments	2	6	—	8
Adjustment to goodwill	3	—	—	3
Goodwill at March 29, 2019	$2,045	$1,905	$921	$4,871
Accumulated goodwill impairment losses were $369 million and $117 million included within the Health and Civil segments, respectively, at March 29, 2019, December 28, 2018, and December 29, 2017.
Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment, which resulted in the identification of new operating segments and reporting units within Defense Solutions (see "Note 17–Business Segments"). Consequently, the carrying amount of goodwill was re-allocated among the reporting units for the purpose of testing goodwill for impairment for fiscal 2019. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. This change resulted in the reallocation of $25 million of goodwill between the two reportable segments.
In conjunction with the changes mentioned above, the Company evaluated goodwill for impairment using a quantitative step one analysis, both before and after the changes were made, and determined that goodwill was not impaired. There were no goodwill impairments during the three months ended March 30, 2018.
During the quarter ended March 29, 2019, the Company recorded an immaterial correction of $3 million with respect to the fair value of assets acquired from Lockheed Martin's Information Systems & Global Solutions business ("the Transactions").
Note 9–Intangible Assets
Intangible assets consisted of the following:

	March 29, 2019			December 28, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,004	$(415)	$589	$1,003	$(374)	$629
Software and technology	96	(76)	20	93	(74)	19
Customer relationships	4	(4)	—	4	(4)	—
Total finite-lived intangible assets	1,104	(495)	609	1,100	(452)	648
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,108	$(495)	$613	$1,104	$(452)	$652
Amortization expense was $43 million and $50 million for the quarters ended March 29, 2019 and March 30, 2018, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Program and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Customer relationships are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of March 29, 2019, was as follows:

Fiscal year ending
(in millions)
2019 (remainder of year)	$128
2020	127
2021	107
2022	93
2023	74
2024 and thereafter	80
$609
Note 10–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	March 29, 2019	December 28, 2018
	(in millions)
Computers and other equipment	$246	$233
Leasehold improvements	188	206
Office furniture and fixtures	37	36
Buildings and improvements	23	56
Land	4	40
Construction in progress	38	15
	536	586
Less: accumulated depreciation	(316)	(349)
	$220	$237
Depreciation expense was $15 million and $13 million for the quarters ended March 29, 2019 and March 30, 2018, respectively.
Sale and Leaseback Agreements
Gaithersburg, MD Property
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD. The Company received proceeds of $31 million, net of selling costs for the property, which had a carrying value of $31 million. The term of the lease is expected to end during fiscal 2020.
During the quarter ended March 30, 2018, an impairment charge of $7 million associated with this property was recorded within Corporate .
San Diego, CA Properties
On December 28, 2018, the Company closed the sales and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA for consideration of $79 million, net of selling costs. The carrying value of the land and buildings was $14 million. The Company received cash proceeds of $14 million upon closing in December 2018, and received the remaining $65 million cash proceeds in January 2019. The term of the lease is expected to end during fiscal 2036.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prior to the adoption of ASC 842, the consideration of $79 million was recorded as a financing transaction. Under ASC 842, the transaction qualified as a sale-leaseback and consequently the debt of $79 million and the carrying value of the property of $14 million, net of the related tax impact of $17 million, were reclassified into retained earnings as a cumulative effect adjustment. The proceeds received in fiscal 2019 were recorded as investing activities on the condensed consolidated statements of cash flows.
Note 11–Fair Value Measurements
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
The Company's financial instruments measured at fair value on a recurring basis consisted of the following:

	March 29, 2019		December 28, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	48	48	35	35
The Company's derivatives consisted of the fair value interest rate swaps on its $450 million, fixed rate 4.45% senior secured notes maturing in December 2020 and cash flow interest rate swaps on $1.5 billion of the Company's variable rate senior secured term loans (see "Note 12–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's note receivable of $24 million as of March 29, 2019, and December 28, 2018, approximates fair value as the stated interest rate within the agreement is consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of March 29, 2019, and December 28, 2018, the fair value of debt was $3.1 billion and the carrying amount was $3.0 billion and $3.1 billion, respectively (see "Note 13–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
During the quarter ended March 29, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 12–Derivative Instruments
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the Company's interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	March 29, 2019	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$—	$3
Cash flow interest rate swaps	Other long-term liabilities	48	32
		$48	$35
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 13–Debt").
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	March 29, 2019	December 28, 2018	March 29, 2019	December 28, 2018
	(in millions)
Long-term debt, net of current portion	$450	$447	$—	$(3)
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
In September 2018, the Company terminated its existing interest rate swaps. The net derivative gain of $60 million related to the discontinued cash flow hedge will continue to be reported within accumulated other comprehensive loss and will be reclassified into earnings over the remaining life of the original hedge as the hedged variable rate debt impacts earnings.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, in September 2018, the Company entered into new interest rate swap agreements to hedge the cash flows of $1.5 billion of the Company's Variable Rate Loans. These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swap is reported as a component of other comprehensive income (loss) and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the Company's cash flow hedges on other comprehensive (loss) income and earnings for the periods presented was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$38	$34

Amount recognized in other comprehensive (loss) income	(18)	14
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(2)	(1)
The Company expects to reclassify net gains of $11 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 13–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	March 29, 2019(1)	December 28, 2018(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$450	$447
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2023	4.00%	4.44%	603	617
$310 million Term Loan A, due August 2023	4.00%	4.45%	252	258
$1,131 million Term Loan B, due August 2025	4.25%	4.60%	1,080	1,085
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	246	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Notes payable and finance leases due on various dates through fiscal 2022 (see Note 2)	0%-5.55%	Various	27	97
Total long-term debt			3,032	3,124
Less: current portion			66	72
Total long-term debt, net of current portion			$2,966	$3,052
(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of March 29, 2019, and December 28, 2018, include the remaining principal outstanding of $3,046 million and $3,073 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $41 million and $43 million, respectively, less $3 million related to the fair value interest rate swaps as of December 28, 2018 (see "Note 12–Derivative Instruments").
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.25% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At March 29, 2019, the current margin on Term Loan A was 1.50% and the margin on Term Loan B was 1.75%.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarters ended March 29, 2019 and March 30, 2018, the Company made $31 million and $17 million of principal payments, respectively, on its long-term debt. This activity included $27 million and $15 million of required quarterly principal payments on its senior secured term loans during the quarters ended March 29, 2019 and March 30, 2018, respectively. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2023. As of March 29, 2019, and December 28, 2018, there were no borrowings outstanding under the credit facility.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of March 29, 2019.
Note 14–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive (loss) income were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 29, 2017	$17	$14	$2	$33
Cumulative adjustments related to ASU adoptions	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive loss	(65)	(7)	(1)	(73)
Taxes	4	3	—	7
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at December 28, 2018	(41)	14	(3)	(30)
Other comprehensive income (loss)	10	(18)	—	(8)
Taxes	—	5	—	5
Reclassification from accumulated other comprehensive loss	—	(2)	—	(2)
Balance at March 29, 2019	$(31)	$(1)	$(3)	$(35)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the Company's condensed consolidated statements of income.
Note 15–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Basic weighted average number of shares outstanding	145	152
Dilutive common share equivalents—stock options and other stock awards	2	2
Diluted weighted average number of shares outstanding	147	154

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the quarter ended March 29, 2019, there were a total of 2 million of outstanding stock options and vesting stock awards that were anti-dilutive.
On February 21, 2019, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock. The Company paid $200 million to the financial institution and received an initial delivery of 2.6 million shares at an average price of $63.52 per share. The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
The specific number of shares that the Company will ultimately receive under the ASR agreement will be based on the volume-weighted-average-price during the period February 21, 2019 to April 29,2019.
During the quarter ended March 30, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $10 million. All shares repurchased were immediately retired.
Note 16–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$43	$32
Cash paid for income taxes, net of refunds	3	2
Non-cash financing activity:
Purchase of a non-controlling interest	$—	$7
See "Note 4–Leases" for additional supplementary cash flow information related to the Company's leases.
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	March 29, 2019	December 28, 2018
	(in millions)
Cash and cash equivalents	$536	$327
Restricted cash	61	42
Total cash, cash equivalents and restricted cash	$597	$369
The restricted cash is recorded within "Other current assets" in the Company's condensed consolidated balance sheets.
The restricted cash primarily comprises of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 17–Business Segments
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
Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment to better align the operations within the reportable segment to the customers it serves. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on the Company's reportable segments, prior year segments results have been recast to reflect this change.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Revenues:
Defense Solutions	$1,267	$1,189
Civil	847	829
Health	463	425
Total revenues	$2,577	$2,443

Operating income (loss):
Defense Solutions	$89	$90
Civil	73	69
Health	45	42
Corporate	(15)	(42)
Total operating income	$192	$159
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
Note 18–Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. ("LMSI") under a subcontract to MSA constituted alleged affiliate fees in violation of Federal Acquisition Regulations ("FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute, and each of MSA, LMSI and Lockheed Martin Corporation have produced information in response to Civil Investigative Demands from the U.S. Attorney's Office. On February 8, 2019, the U.S. Attorney's office filed a complaint in the United States District Court for the Eastern District of Washington against MSA, Lockheed Martin Corporation, Lockheed Martin Services, Inc. and a Lockheed Martin employee. The complaint alleges violations of the False Claims Act, the Anti-Kickback Act and breach of contract with DoE, among other things. The U.S. Attorney's office had previously advised that a parallel criminal investigation was open, although no subjects or targets of the investigation had been identified. The U.S. Attorney's office has informed MSA that is has closed the criminal investigation.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals and that appeal is pending, but was stayed pending resolution of the False Claims Act investigation and now case. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. The Company has agreed to indemnify Jacobs Group and Centerra Group, LLC for any liability MSA incurs in this matter. Under the terms of the Separation Agreement, Lockheed Martin agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At March 29, 2019, the Company had a liability of $39 million recorded in the condensed consolidated balance sheets.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of March 29, 2019.
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
As of March 29, 2019, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2013 and subsequent fiscal years. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected. As of March 29, 2019, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
In February 2019, the Company executed an external restructuring advance agreement with the DoD in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which allows the Company to recover certain specified external restructuring costs.
Note 19–Commitments
The Company has outstanding letters of credit of $75 million as of March 29, 2019, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with net exposure of $46 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next three fiscal years.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reston Lease Agreement
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, Virginia (see "Note 4–Leases").
Note 20–Subsequent Events
On April 29, 2019, the Company received the final delivery of 0.6 million shares related to its ASR agreement. The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.

LEIDOS HOLDINGS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations, and quantitative and qualitative discussion about business environment and trends should be read in conjunction with Leidos' condensed consolidated financial statements and related notes.
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
Effective the beginning of fiscal 2019, we changed the composition of our Defense Solutions reportable segment to better align the operations within the reportable segment to the customers we serve. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on the Company's reportable segments, prior year segments results have been recast to reflect this change.
Business Environment and Trends
U.S. Government Markets
During the three months ended March 29, 2019, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
In September 2018, Congress passed and the President signed a consolidated appropriations bill funding the Departments of Defense, Labor, and Health and Human Services for the full government fiscal year ("GFY") 2019. Earlier in 2018, funding for the Departments of Veterans Affairs and Energy as well as funding for Congress were also enacted. All were funded at increased levels from the previous year.
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
In March 2019, the President submitted the GFY 2020 budget proposal to Congress. The budget includes $750 billion for defense and $563 billion for non-defense spending. The defense budget proposal includes $576 billion for national defense and $165 billion for the Overseas Contingency Operations fund. Congress has begun the process of considering this proposal.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three months ended March 29, 2019. Our international customers include foreign governments and their agencies, primarily located in Australia and the U.K. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	March 29, 2019	March 30, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,577	$2,443	$134	5.5%
Operating income	192	159	33	20.8%
Non-operating income (expense), net	54	(34)	88	NM
Income before income taxes	246	125	121	96.8%
Income tax expense	(57)	(23)	(34)	147.8%
Net income attributable to Leidos common stockholders	$189	$102	$87	85.3%
Operating margin	7.5%	6.5%
NM - Not meaningful
The increase in revenues in constant currency(1) for the three months ended March 29, 2019, was 6.1%, as compared to an actual increase in revenues of 5.5%. The foreign currency impact was mainly attributable to adverse exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar.
Segment and Corporate Results

	Three Months Ended
Defense Solutions	March 29, 2019	March 30, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,267	$1,189	$78	6.6%
Operating income	89	90	(1)	(1.1)%
Operating margin	7.0%	7.6%
The increase in revenues for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts, the adverse impact of foreign exchange rates movement between the U.S. dollar and the Australian dollar and higher net profit write-ups in the prior year quarter.
The decrease in operating income for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily due to higher net profit write-ups in the prior year quarter, partially offset by new awards.
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

LEIDOS HOLDINGS, INC.

	Three Months Ended
Civil	March 29, 2019	March 30, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$847	$829	$18	2.2%
Operating income	73	69	4	5.8%
Operating margin	8.6%	8.3%
The increase in revenues for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily attributable to new awards, partially offset by the completion of certain contracts, higher net profit write-ups in the prior year quarter and the adverse impact of foreign exchange rates movement between the U.S. dollar and the British pound.
The increase in operating income for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily due to new awards and lower amortization of intangibles, partially offset by higher net profit write-ups in the prior year quarter and the timing of material deliveries on certain contracts.

	Three Months Ended
Health	March 29, 2019	March 30, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$463	$425	$38	8.9%
Operating income	45	42	3	7.1%
Operating margin	9.7%	9.9%
The increase in revenues and operating income for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily attributable to a net increase in program volumes and new awards, partially offset by the completion of certain contracts.

	Three Months Ended
Corporate	March 29, 2019	March 30, 2018	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(15)	$(42)	$27	(64.3)%
The decrease in operating loss for the three months ended March 29, 2019, as compared to the three months ended March 30, 2018, was primarily attributable to lower integration and restructuring costs and an asset impairment charge in the prior year quarter.
Non-Operating Income (Expense), net
Non-operating income, net for the three months ended March 29, 2019 was $54 million as compared to non-operating expense, net of $34 million for the three months ended March 30, 2018. The $88 million increase was primarily due to the gain recognized on the sale of our commercial cybersecurity business.
Provision for Income Taxes
For the three months ended March 29, 2019, our effective tax rate was 23.2% compared to 18.4% for the three months ended March 30, 2018. The increase in the effective tax rate was primarily due to a reduced benefit from employee stock-based awards and an increase in certain unrecognized tax benefits.
Bookings and Backlog
We recorded net bookings worth an estimated $3.3 billion during the three months ended March 29, 2019, as compared to $2.5 billion for the three months ended March 30, 2018.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	March 29, 2019	December 28, 2018
	(in millions)
Defense Solutions:
Funded backlog	$2,983	$2,821
Negotiated unfunded backlog	6,730	6,925
Total Defense Solutions backlog	$9,713	$9,746
Civil:
Funded backlog	$2,038	$2,304
Negotiated unfunded backlog	4,922	5,045
Total Civil backlog	$6,960	$7,349
Health:
Funded backlog	$1,086	$1,254
Negotiated unfunded backlog	3,721	2,483
Total Health backlog	$4,807	$3,737
Total:
Funded backlog	$6,107	$6,379
Negotiated unfunded backlog	15,373	14,453
Total backlog	$21,480	$20,832
Total backlog at March 29, 2019 included a favorable impact of $61 million when compared to total backlog at December 28, 2018, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our total backlog consists of remaining performance obligations (see "Note 5–Revenues") and unexercised option periods.
Liquidity and Capital Resources
Overview
As of March 29, 2019, we had $536 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During the three months ended March 29, 2019, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At March 29, 2019, and December 28, 2018, we had outstanding debt of $3.0 billion and $3.1 billion, respectively. During the three months ended March 29, 2019 and March 30, 2018, we made $31 million and $17 million of principal payments, respectively, on our long-term debt. This activity included $27 million and $15 million of required quarterly principal payments on our senior secured term loans during the three months ended March 29, 2019 and March 30, 2018, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. The notes outstanding as of March 29, 2019, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of March 29, 2019.
We paid dividends of $54 million and $52 million during the three months ended March 29, 2019 and March 30, 2018, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	March 29, 2019	March 30, 2018
	(in millions)
Net cash provided by operating activities	$288	$22
Net cash provided by (used in) investing activities	237	(96)
Net cash used in financing activities	(297)	(91)
Net increase (decrease) in cash, cash equivalents and restricted cash	$228	$(165)
Net cash provided by operating activities increased $266 million for the three months ended March 29, 2019, when compared to the prior year quarter, primarily due to higher advance payments from customers, improved collections of receivables, $24 million of cash paid in the prior year quarter related to the 2016 acquisition of Lockheed Martin's Information Systems & Global Solutions business ("IS&GS Business") and lower payments for integration and restructuring costs, partially offset by higher interest payments.
Net cash provided by investing activities increased $333 million for the three months ended March 29, 2019, when compared to the prior year quarter, primarily due to proceeds of $267 million received for the disposition of our commercial cybersecurity business and sale of real estate properties and $81 million of cash paid in the prior year quarter related to the 2016 acquisition of the IS&GS Business, partially offset by higher payments for property, equipment and software.
Net cash used in financing activities increased $206 million for the three months ended March 29, 2019, when compared to the prior year quarter, primarily due to $200 million of stock repurchases under the Accelerated Share Repurchase program and timing of debt payments.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 19–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 18–Contingencies" and "Note 19–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments, other than our accounting policy on leases, during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 28, 2018. We revised our accounting policy on leases in conjunction with our adoption of Accounting Standards Update 2016-02 (see "Note 3–Significant Accounting Policies").
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 2–Accounting Standards" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 29, 2019, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency risk as of December 28, 2018, see "Quantitative and Qualitative Disclosures about Market Risk" in Part II of our Annual Report on Form 10-K for the year ended December 28, 2018.

LEIDOS HOLDINGS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 29, 2019. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Effective December 29, 2018, we implemented changes to certain controls and related procedures with respect to our adoption of ASC 842. There have been no other changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 18–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2018.
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
The following table presents repurchases of Leidos common stock during the quarter ended March 29, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 29, 2018 - December 31, 2018	—	$—	—	13,498,734
January 1, 2019 - January 31, 2019	3,470	52.63	—	13,498,734
February 1, 2019 - February 28, 2019(2)	2,597,407	63.51	2,594,034	10,904,700
March 1, 2019 - March 29, 2019	5,618	64.51	—	10,904,700
Total	2,606,495	$63.50	2,594,034

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.

(2)	The average price paid per share reflects the volume-weighted-average-price for shares delivered under the ASR agreement (see "Note 15–Earnings Per Share").
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
Date: April 30, 2019

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer