Form 10-Q
period 2019-06-28
Leidos Holdings, Inc.
filed 2019-07-30
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33072

Leidos Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware			20-3562868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11951 Freedom Drive,	Reston,	Virginia	20190
(Address of principal executive office)			(Zip Code)

(571) 526-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	LDOS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 22, 2019, was 143,807,816 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28, 2019	December 28, 2018
	(in millions)
ASSETS
Cash and cash equivalents	$660	$327
Receivables, net	1,842	1,877
Other current assets	412	543
Assets held for sale	—	92
Total current assets	2,914	2,839
Property, plant and equipment, net	216	237
Intangible assets, net	571	652
Goodwill	4,861	4,860
Operating lease right-of-use assets, net	383	—
Other assets	382	182
	$9,327	$8,770
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,710	$1,491
Accrued payroll and employee benefits	471	473
Long-term debt, current portion	65	72
Liabilities held for sale	—	23
Total current liabilities	2,246	2,059
Long-term debt, net of current portion	2,954	3,052
Operating lease liabilities	285	—
Deferred tax liabilities	185	170
Other long-term liabilities	295	178
Commitments and contingencies (Notes 19 and 20)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 144 million and 146 million shares issued and outstanding at June 28, 2019 and December 28, 2018, respectively	—	—
Additional paid-in capital	2,780	2,966
Retained earnings	652	372
Accumulated other comprehensive loss	(73)	(30)
Total Leidos stockholders’ equity	3,359	3,308
Non-controlling interest	3	3
Total equity	3,362	3,311
	$9,327	$8,770

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Revenues	$2,728	$2,529	$5,305	$4,972
Cost of revenues	2,348	2,152	4,569	4,238
Selling, general and administrative expenses	175	174	341	352
Integration and restructuring costs	1	8	3	25
Asset impairment charges	—	—	—	7
Equity earnings of non-consolidated subsidiaries	(6)	(4)	(10)	(8)
Operating income	210	199	402	358
Non-operating (expense) income:
Interest expense, net	(33)	(35)	(71)	(69)
Other income, net	2	1	94	1
Income before income taxes	179	165	425	290
Income tax expense	(41)	(20)	(98)	(43)
Net income	138	145	327	247
Less: net income attributable to non-controlling interest	2	1	2	1
Net income attributable to Leidos common stockholders	$136	$144	$325	$246

Earnings per share:
Basic	$0.94	$0.95	$2.26	$1.62
Diluted	0.93	0.94	2.23	1.60

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Net income	$138	$145	$327	$247
Foreign currency translation adjustments	(12)	(37)	(2)	(33)
Unrecognized (loss) gain on derivative instruments	(26)	4	(41)	14
Total other comprehensive loss, net of taxes	(38)	(33)	(43)	(19)
Comprehensive income	100	112	284	228
Less: comprehensive income attributable to non-controlling interest	2	1	2	1
Comprehensive income attributable to Leidos common stockholders	$98	$111	$282	$227

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	2,767	562	(35)	3,294	3	3,297
Net income	—	—	136	—	136	2	138
Other comprehensive loss, net of taxes	—	—	—	(38)	(38)	—	(38)
Issuances of stock	—	6	—	—	6	—	6
Repurchases of stock and other	—	(5)	—	—	(5)	—	(5)
Dividends of $0.32 per share	—	—	(46)	—	(46)	—	(46)
Stock-based compensation	—	13	—	—	13	—	13
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at June 28, 2019	144	$2,780	$652	$(73)	$3,359	$3	$3,362

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) [CONTINUED]

	Shares of common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	102	—	102	—	102
Other comprehensive income, net of taxes	—	—	—	14	14	—	14
Issuances of stock	1	5	—	—	5	—	5
Repurchases of stock and other	—	(22)	—	—	(22)	—	(22)
Dividends of $0.32 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	11	—	—	11	—	11
Purchase of a non-controlling interest	—	—	—	—	—	(10)	(10)
Balance at March 30, 2018	152	3,338	37	56	3,431	3	3,434
Net income	—	—	144	—	144	1	145
Other comprehensive loss, net of taxes	—	—	—	(33)	(33)	—	(33)
Issuances of stock	—	4	—	—	4	—	4
Repurchases of stock and other	(2)	(94)	—	—	(94)	—	(94)
Dividends of $0.32 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	12	—	—	12	—	12
Other	—	—	—	—	—	(2)	(2)
Balance at June 29, 2018	150	$3,260	$133	$23	$3,416	$2	$3,418

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 28, 2019	June 29, 2018
	(in millions)
Cash flows from operations:
Net income	$327	$247
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	(87)	—
Depreciation and amortization	115	129
Stock-based compensation	25	23
Asset impairment charges	—	7
Other	3	10
Change in assets and liabilities, net of effects of dispositions:
Receivables	32	36
Other current assets	(16)	(33)
Accounts payable and accrued liabilities	64	(67)
Accrued payroll and employee benefits	—	(35)
Deferred income taxes and income taxes receivable/payable	8	(10)
Other long-term assets/liabilities	3	(14)
Net cash provided by operating activities	474	293
Cash flows from investing activities:
Proceeds from disposition of business	171	—
Net proceeds from sale of assets	96	—
Payments for property, equipment and software	(46)	(28)
Acquisitions of businesses	—	(81)
Net cash provided by (used in) investing activities	221	(109)
Cash flows from financing activities:
Repurchases of stock and other	(227)	(116)
Dividend payments	(101)	(103)
Payments of long-term debt	(48)	(44)
Proceeds from issuances of stock	15	8
Payment of tax indemnification liability	—	(23)
Other	—	(5)
Net cash used in financing activities	(361)	(283)
Net increase (decrease) in cash, cash equivalents and restricted cash	334	(99)
Cash, cash equivalents and restricted cash at beginning of period	369	422
Cash, cash equivalents and restricted cash at end of period	$703	$323

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
Effective the beginning of fiscal 2019, certain contracts were reassigned between the Civil and Defense Solutions reportable segments (see "Note 18–Business Segments"). While this activity did not have a material impact on the Company's reportable segments, prior year segment results have been recast to reflect this change.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company combined "Dividends payable" and "Income taxes payable" with "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
In July 2018, the FASB issued ASU 2018-10 "Codification Improvements to Topic 842, Leases" to add clarity to certain areas within ASU 2016-02, and ASU 2018-11 "Targeted Improvements", to add an additional and optional transition method to adopt the new leases standard by allowing recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU also provided lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease components, similar to the expedient provided for lessees. In December 2018, the FASB issued ASU 2018-20 "Narrow-Scope Improvements for Lessors" to add clarity to lessors accounting for sales taxes and other similar taxes collected from lessees, accounting for variable payments for contracts with lease and non-lease components and accounting for certain lessor costs. In March 2019, the FASB issued ASU 2019-01 "Codification Improvements" to Leases (Topic 842) to clarify the codification more generally and/or to correct unintended application of guidance. The effective date and transition requirements of these updates are the same as ASU 2016-02.
The Company has elected to adopt certain practical expedients provided under ASC 842, including the option to not apply lease recognition for short-term leases, reassessment of whether expired or existing contracts contain leases, reassessment of lease classification for expired or existing leases, applying a single discount rate to a portfolio of leased assets with similar durations, reassessing initial direct costs and combining lease and non-lease components in revenue arrangements. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases and in assessing impairment for the ROU assets.
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
ASU 2016-13, ASU 2018-19, ASU 2019-05, Financial Instruments – Credit Losses (Topic 326)
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
In November 2018, the FASB issued ASU 2018-19 "Codification Improvements to Topic 326, Financial Instruments - Credit Losses" to add clarity to certain areas within ASU 2016-13. In May 2019, the FASB issued ASU 2019-05 "Financial Instruments - Credit Losses (Topic 326), Target Transition Relief" which provided transition relief for entities adopting ASU 2016-13 by allowing the election of the fair value option on certain financial instruments. The effective date and the transition methodology for the amendments in these updates are the same as in ASU 2016-13.
The Company is evaluating the provisions of ASU 2016-13, in conjunction with ASU 2018-19 and ASU 2019-05, and their impact on the Company's consolidated financial position, results of operations and cash flows.
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
Certain of the Company’s facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At June 28, 2019, the Company did not have any lease agreements with residual value guarantees.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions, except per share amounts)
Favorable impact	$23	$51	$46	$101
Unfavorable impact	(10)	(17)	(29)	(32)
Net impact to income before income taxes	$13	$34	$17	$69

Impact on diluted EPS attributable to Leidos common stockholders	$0.07	$0.17	$0.09	$0.34

The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
Revenue recognized from performance obligations satisfied in previous periods was $15 million and $19 million for the quarter and six months ended June 28, 2019, respectively and $32 million and $66 million for the quarter and six months ended June 29, 2018, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market funds and bank deposits, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At June 28, 2019 and December 28, 2018, the Company included $62 million and $56 million, respectively, of outstanding payments within "Cash and cash equivalents."
Note 4–Leases
The Company's ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	June 28, 2019
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$11
Operating leases	Operating lease right-of-use assets, net	383
		$394
Current lease liabilities:
Finance leases	Long-term debt, current portion	$8
Operating leases	Accounts payable and accrued liabilities	138
		$146
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$3
Operating leases	Operating lease liabilities	285
		$288

The Company's total lease cost for the periods presented consisted of the following:

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
	(in millions)
Finance lease cost:
Amortization of ROU assets	$2	$4

Operating lease cost	42	82

Variable lease cost	25	51
Short-term lease cost	1	3
Less: Sublease income	(1)	(1)
Total lease cost	$69	$139

The Company's lease costs are included in "Cost of revenues" and "Selling, general and administrative expenses" within the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease terms and discount rates related to leases were as follows:

June 28, 2019
Weighted-average remaining lease term (in years):
Finance leases	2.3
Operating leases	4.6
Weighted-average discount rate:
Finance leases	4.15%
Operating leases	4.10%
Other information related to leases was as follows:

Six Months Ended
June 28, 2019
(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$86
Financing cash flows from finance leases	4
Lease liabilities arising from obtaining ROU assets:
Operating lease liabilities	$34

The Company's future minimum lease commitments of its finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at June 28, 2019, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2019 (remainder of year)	$4	$81
2020	5	129
2021	1	80
2022	2	59
2023	—	40
2024 and thereafter	—	77
Total undiscounted cash flows	12	466
Less: imputed interest	(1)	(43)
Lease liability as of June 28, 2019	$11	$423

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
Disclosures related to periods prior to adoption of ASC 842
During the quarter and six months ended June 29, 2018, the Company had $38 million and $80 million of net rental expense, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 28, 2018, were as follows:

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
As of June 28, 2019, the Company had $10.6 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $5.4 billion, $2.4 billion and $2.8 billion for the remainder of fiscal 2019, fiscal 2020 and fiscal 2021 and thereafter, respectively.
Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Prior year amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 18–Business Segments").
Disaggregated revenues by customer-type were as follows:

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community(1)	$1,158	$45	$113	$1,316	$2,274	$88	$237	$2,599
Other government agencies(1)(2)	66	664	349	1,079	128	1,271	660	2,059
Commercial and non-U.S. customers	122	172	39	333	211	369	67	647
Total	$1,346	$881	$501	$2,728	$2,613	$1,728	$964	$5,305

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 29, 2018				Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community(3)	$1,112	$26	$82	$1,220	$2,156	$49	$174	$2,379
Other government agencies(2)(3)	46	565	327	938	92	1,141	625	1,858
Commercial and non-U.S. customers	104	225	42	371	203	455	77	735
Total	$1,262	$816	$451	$2,529	$2,451	$1,645	$876	$4,972

(1) For the six months ended June 28, 2019, the Company reclassified $6 million within the Defense Solutions segment from "Other government agencies" to "DoD and U.S. Intelligence Community" to reflect the change in disaggregation of U.S. government customers in the current period.
(2) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
(3) For the quarter and six months ended June 29, 2018, the Company reclassified $13 million and $25 million, respectively, within the Defense Solutions segment from "Other government agencies" to "DoD and U.S. Intelligence Community" to reflect the change in disaggregation of U.S. government customers in the current period.
The majority of the Company's revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$916	$492	$47	$1,455	$1,814	$956	$116	$2,886
Firm-fixed-price	313	247	334	894	571	495	612	1,678
Time-and-materials and fixed-price-level-of-effort	117	142	120	379	228	277	236	741
Total	$1,346	$881	$501	$2,728	$2,613	$1,728	$964	$5,305

	Three Months Ended June 29, 2018				Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$861	$474	$42	$1,377	$1,632	$913	$92	$2,637
Firm-fixed-price	265	197	284	746	558	443	537	1,538
Time-and-materials and fixed-price-level-of-effort	136	145	125	406	261	289	247	797
Total	$1,262	$816	$451	$2,529	$2,451	$1,645	$876	$4,972

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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by geographic location were as follows:

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,238	$775	$501	$2,514	$2,428	$1,497	$964	$4,889
International	108	106	—	214	185	231	—	416
Total	$1,346	$881	$501	$2,728	$2,613	$1,728	$964	$5,305

	Three Months Ended June 29, 2018				Six Months Ended June 29, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,169	$688	$451	$2,308	$2,268	$1,373	$876	$4,517
International	93	128	—	221	183	272	—	455
Total	$1,262	$816	$451	$2,529	$2,451	$1,645	$876	$4,972
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
For the quarter and six months ended June 28, 2019, revenues include $12 million and $30 million recognized under ASC 842, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	June 28, 2019	December 28, 2018
		(in millions)
Contract assets - current:
Unbilled receivables(1)	Receivables, net	$737	$818

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$338	$276

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$9	$10
(1) Balances exclude $467 million and $381 million determined to be billable at June 28, 2019, and December 28, 2018, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in unbilled receivables was primarily due to the timing of revenue recognized on certain contracts. The increase in deferred revenue was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
Revenue recognized for the quarter and six months ended June 28, 2019 of $136 million and $249 million, respectively, was included as a contract liability at December 28, 2018. Revenue recognized for the quarter and six months ended June 29, 2018 of $72 million and $127 million, respectively, was included as a contract liability at December 30, 2017 (date of adoption).
Note 7–Divestitures
On February 20, 2019, the Company's Civil segment disposed of its commercial cybersecurity business in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. In February 2019, the Company received initial proceeds of $171 million. During the quarter ended June 28, 2019, working capital adjustments were finalized, resulting in a final sales price of $166 million. The Company recorded a pre-tax gain on sale of $87 million, net of assets divested of $69 million and $10 million in transaction related costs. The gain was recorded in "Other income, net" on the condensed consolidated statements of income.
The major classes of assets and liabilities divested were as follows (in millions):

Receivables, net	$14
Other current assets	5
Property, plant and equipment, net	3
Intangible assets, net	5
Goodwill	57
Deferred tax assets	6
Total assets divested	$90

Accounts payable and accrued liabilities	$(13)
Accrued payroll and employee benefits	(5)
Other long-term liabilities	(3)
Total liabilities divested	$(21)

Note 8–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 29, 2017	$2,055	$1,998	$921	$4,974
Foreign currency translation adjustments	(40)	(11)	—	(51)
Transfers to assets held for sale	—	(57)	—	(57)
Adjustment to goodwill	—	(6)	—	(6)
Goodwill at December 28, 2018	2,015	1,924	921	4,860
Goodwill re-allocation	25	(25)	—	—
Foreign currency translation adjustments	(2)	—	—	(2)
Adjustment to goodwill	3	—	—	3
Goodwill at June 28, 2019	$2,041	$1,899	$921	$4,861

Accumulated goodwill impairment losses were $369 million and $117 million included within the Health and Civil segments, respectively, at June 28, 2019, December 28, 2018, and December 29, 2017.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment, which resulted in the identification of new operating segments and reporting units within Defense Solutions. In addition, certain contracts were reassigned between Civil and Defense solutions reportable segments (see "Note 18–Business Segments"). Consequently, the carrying amount of goodwill was re-allocated among the reporting units for the purpose of testing goodwill for impairment.
In conjunction with the changes mentioned above, the Company evaluated goodwill for impairment using a quantitative step one analysis, both before and after the changes were made, and determined that goodwill was not impaired. There were no goodwill impairments during the six months ended June 28, 2019 and June 29, 2018.
During the quarter ended March 29, 2019, the Company recorded an immaterial correction of $3 million with respect to the fair value of assets acquired from Lockheed Martin's Information Systems & Global Solutions business ("the Transactions").
Note 9–Intangible Assets
Intangible assets consisted of the following:

	June 28, 2019			December 28, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,003	$(455)	$548	$1,003	$(374)	$629
Software and technology	98	(79)	19	93	(74)	19
Customer relationships	4	(4)	—	4	(4)	—
Total finite-lived intangible assets	1,105	(538)	567	1,100	(452)	648
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,109	$(538)	$571	$1,104	$(452)	$652

Amortization expense was $43 million and $86 million, for the quarter and six months ended June 28, 2019, respectively, and $51 million and $101 million for the quarter and six months ended June 29, 2018, respectively.
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
The estimated annual amortization expense as of June 28, 2019, was as follows:

Fiscal year ending
(in millions)
2019 (remainder of year)	$85
2020	128
2021	107
2022	93
2023	74
2024 and thereafter	80
$567

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	June 28, 2019	December 28, 2018
	(in millions)
Computers and other equipment	$249	$233
Leasehold improvements	188	206
Office furniture and fixtures	35	36
Buildings and improvements	23	56
Land	4	40
Construction in progress	39	15
	538	586
Less: accumulated depreciation	(322)	(349)
	$216	$237

Depreciation expense was $14 million and $29 million for the quarter and six months ended June 28, 2019, respectively, and $15 million and $28 million for the quarter and six months ended June 29, 2018, respectively.
Sale and Leaseback Agreements
Gaithersburg, MD Property
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD. The Company received proceeds of $31 million, net of selling costs for the property, which had a carrying value of $31 million. The term of the lease is expected to end during fiscal 2020.
During the quarter ended March 30, 2018, an impairment charge of $7 million associated with this property was recorded within Corporate.
San Diego, CA Properties
On December 28, 2018, the Company closed the sale and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA for consideration of $79 million, net of selling costs. The carrying value of the land and buildings was $14 million. The Company received cash proceeds of $14 million upon closing in December 2018, and received the remaining $65 million cash proceeds in January 2019. The term of the lease is expected to end during fiscal 2036.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's financial instruments measured at fair value on a recurring basis consisted of the following:

	June 28, 2019		December 28, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$4	$4	$—	$—
Financial liabilities:
Derivatives	$77	$77	$35	$35

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
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's note receivable of $25 million and $24 million as of June 28, 2019, and December 28, 2018, respectively, approximates fair value as the stated interest rate within the agreement is consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of June 28, 2019, and December 28, 2018, the fair value of debt was $3.1 billion and the carrying amount was $3.0 billion and $3.1 billion, respectively (see "Note 13–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
During the six months ended June 28, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
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
The fair value of the Company's interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	June 28, 2019	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other assets	$4	$—

	Liability derivatives
	Balance sheet line item	June 28, 2019	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$—	$3
Cash flow interest rate swaps	Other long-term liabilities	77	32
		$77	$35

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
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	June 28, 2019	December 28, 2018	June 28, 2019	December 28, 2018
	(in millions)
Long-term debt, net of current portion	$453	$447	$4	$(3)

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
In September 2018, the Company terminated its existing interest rate swaps. The net derivative gain of $60 million related to the discontinued cash flow hedge remained within accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedge as the hedged variable rate debt impacts earnings.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the Company's cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$33	$35	$71	$69

Amount recognized in other comprehensive loss	$(31)	$7	$(49)	$21
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(2)	(2)	(4)	(3)

The Company expects to reclassify net gains of $5 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 13–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	June 28, 2019(1)	December 28, 2018(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$453	$447
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2023	4.00%	4.44%	595	617
$310 million Term Loan A, due August 2023	4.00%	4.45%	249	258
$1,131 million Term Loan B, due August 2025	4.25%	4.60%	1,078	1,085
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	247	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Notes payable and finance leases due on various dates through fiscal 2022 (see Note 2)	2.85%-5.49%	Various	23	97
Total long-term debt			3,019	3,124
Less: current portion			65	72
Total long-term debt, net of current portion			$2,954	$3,052

(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of June 28, 2019, and December 28, 2018, include the remaining principal outstanding of $3,032 million and $3,073 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $40 million and $43 million, respectively, and a $4 million asset and $3 million liability related to the fair value interest rate swaps (see "Note 12–Derivative Instruments"), respectively.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.25% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At June 28, 2019, the current margin on Term Loan A was 1.50% and the margin on Term Loan B was 1.75%.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company made principal payments on its long-term debt of $17 million and $48 million during the quarter and six months ended June 28, 2019, respectively, and $27 million and $44 million during the quarter and six months ended June 29, 2018, respectively. This activity included required quarterly principal payments on its senior secured term loans of $14 million and $41 million during the quarter and six months ended June 28, 2019, respectively, and $16 million and $31 million during the quarter and six months ended June 29, 2018, respectively. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2023. As of June 28, 2019, and December 28, 2018, there were no borrowings outstanding under the credit facility.
Amortization of the debt discount and deferred debt issuance costs related to the senior secured term loans and notes, unsecured notes and revolving credit facility was $2 million and $5 million for the quarter and six months ended June 28, 2019, respectively, and $3 million and $6 million for the quarter and six months ended June 29, 2018, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of June 28, 2019.
Note 14–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 29, 2017	$17	$14	$2	$33
Cumulative adjustments related to ASU adoptions	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive loss	(65)	(7)	(1)	(73)
Taxes	4	3	—	7
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at December 28, 2018	(41)	14	(3)	(30)
Other comprehensive loss	(3)	(49)	—	(52)
Taxes	1	12	—	13
Reclassification from accumulated other comprehensive loss	—	(4)	—	(4)
Balance at June 28, 2019	$(43)	$(27)	$(3)	$(73)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Basic weighted average number of shares outstanding	144	152	144	152
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	146	154	146	154

Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive was 1 million for both the quarter and six months ended June 28, 2019, and 1 million for both the quarter and six months ended June 29, 2018.
On February 21, 2019, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock. During the quarter ended March 29, 2019, the Company paid $200 million to the financial institution and received an initial delivery of 2.6 million shares. In April 2019, the Company received the final delivery of 0.6 million shares related to the ASR agreement. The total number of shares that the Company received under the ASR agreement was based on the volume-weighted-average-price of $63.52 per share for the period February 21, 2019 to April 29, 2019. The purchases were recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
During the quarter and six months ended June 29, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $90 million and $100 million, respectively. All shares repurchased were immediately retired.
Note 16–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Six Months Ended
	June 28, 2019	June 29, 2018
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$84	$68
Cash paid for income taxes, net of refunds	89	55
Non-cash financing activity:
Purchase of a non-controlling interest	$1	$7
See "Note 4–Leases" for additional supplementary cash flow information related to the Company's leases.
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	June 28, 2019	December 28, 2018
	(in millions)
Cash and cash equivalents	$660	$327
Restricted cash	43	42
Total cash, cash equivalents and restricted cash	$703	$369

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The restricted cash is recorded within "Other current assets" in the Company's condensed consolidated balance sheets.
The restricted cash is primarily comprised of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 17–Income Taxes
For the quarter ended June 28, 2019, the effective tax rate was 22.9% compared to 12.1% for the quarter ended June 29, 2018. The increase in the effective tax rate was primarily due to tax benefits recognized during the quarter ended June 29, 2018, related to the anticipated sale of the Company's commercial cybersecurity business.
For the six months ended June 28, 2019, the effective tax rate was 23.1% compared to 14.8% for the six months ended June 29, 2018. The increase in the effective tax rate was primarily due to tax benefits recognized during the quarter ended June 29, 2018, related to the anticipated sale of the Company's commercial cybersecurity business and an increase in unrecognized tax benefits.
Note 18–Business Segments
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
Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment to better align the operations within the reportable segment to the customers it serves. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on the Company's reportable segments prior year segments results have been recast to reflect this change.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Revenues:
Defense Solutions	$1,346	$1,262	$2,613	$2,451
Civil	881	816	1,728	1,645
Health	501	451	964	876
Total revenues	$2,728	$2,529	$5,305	$4,972

Operating income (loss):
Defense Solutions	$101	$94	$190	$184
Civil	68	60	141	129
Health	61	68	106	110
Corporate	(20)	(23)	(35)	(65)
Total operating income	$210	$199	$402	$358

The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income, net" and "Income tax expense" as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, the company does not separately disclose depreciation expense on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 19–Contingencies
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
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals, which was stayed pending resolution of the False Claims Act matter. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. The Company has agreed to indemnify Jacobs Group and Centerra Group, LLC for any liability MSA incurs in this matter. Under the terms of the Separation Agreement, Lockheed Martin agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At June 28, 2019, the Company had a liability of $39 million recorded in the condensed consolidated balance sheets.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Greek Government Contract
In 2003, the Company entered into an FFP contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and has not paid the Company's final invoice. In 2013, the Company received an arbitral award by the International Chamber of Commerce for €39 million, which has not been satisfied. In January 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor. The Company has commenced enforcement proceedings against the Greek government in several jurisdictions. Separately, the Greek government’s effort to annul the award in the Greek courts has been rejected by a final ruling of the Greek Supreme Court. Based on the difficulties encountered to date in enforcing the award, the Company is unable to reliably estimate the ultimate outcome.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of June 28, 2019.

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
As of June 28, 2019, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2013 and subsequent fiscal years. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected. As of June 28, 2019, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
In February 2019, the Company executed an external restructuring advance agreement with the DoD in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which allows the Company to recover certain specified external restructuring costs.
Note 20–Commitments
The Company has outstanding letters of credit of $63 million as of June 28, 2019, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with a notional amount of $52 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the remainder of the current fiscal year and the next two fiscal years.
Reston, VA Lease Agreement
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, VA (see "Note 4–Leases").
Gaithersburg, MD Lease Agreement
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD. (see "Note 10–Property, Plant and Equipment").
San Diego, CA Lease Agreement
On December 28, 2018, the Company closed the sales and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA (see "Note 10–Property, Plant and Equipment").
Note 21–Subsequent Events
On July 29, 2019, the Company announced that its Board of Directors declared an increase in the quarterly cash dividend on common stock to $0.34 per share, up from the current $0.32 per share, effective in the third quarter of fiscal 2019.

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
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, as well as state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the costs associated with corporate functions as Corporate.
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
Business Environment and Trends
U.S. Government Markets
During the three and six months ended June 28, 2019, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
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

LEIDOS HOLDINGS, INC.

On July 22, 2019, the White House and Congress reached a tentative two-year budget deal to raise spending caps and suspend the debt ceiling until July 2021. Under the deal, allocations for national defense spending increases to $738 billion in GFY 2020 and to $741 billion in GFY 2021. For non-defense programs, spending increases to $632 billion in GFY 2020 and $635 billion in GFY 2021. Overall, the measure increases spending by $323 billion over the limits set under the Bipartisan Budget Act of 2018. Congress is now addressing the passage of the appropriations bills for GFY 2020.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three and six months ended June 28, 2019. Our international customers include foreign governments and their agencies, primarily located in Australia and the U.K. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	June 28, 2019	June 29, 2018	Dollar change	Percent change	June 28, 2019	June 29, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,728	$2,529	$199	7.9%	$5,305	$4,972	$333	6.7%

Operating income	210	199	11	5.5%	402	358	44	12.3%
Non-operating (expense) income, net	(31)	(34)	3	(8.8)%	23	(68)	91	(133.8)%
Income before income taxes	179	165	14	8.5%	425	290	135	46.6%
Income tax expense	(41)	(20)	(21)	105.0%	(98)	(43)	(55)	127.9%
Net income	$138	$145	$(7)	(4.8)%	$327	$247	$80	32.4%
Operating margin	7.7%	7.9%			7.6%	7.2%

Net income attributable to Leidos common stockholders	$136	$144	$(8)	(5.6)%	$325	$246	$79	32.1%
The increase in revenues in constant currency(1) for the three and six months ended June 28, 2019, was 8.4% and 7.2%, as compared to an actual increase in revenues of 7.9% and 6.7%, respectively. The foreign currency impact was mainly attributable to adverse exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar.

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

LEIDOS HOLDINGS, INC.

Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	June 28, 2019	June 29, 2018	Dollar change	Percent change	June 28, 2019	June 29, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,346	$1,262	$84	6.7%	$2,613	$2,451	$162	6.6%
Operating income	101	94	7	7.4%	190	184	6	3.3%
Operating margin	7.5%	7.4%			7.3%	7.5%
The increase in revenues for the three months ended June 28, 2019, as compared to the three months ended June 29, 2018, was primarily attributable to new awards, partially offset by the completion of certain contracts, lower net profit write-ups in the current quarter and adverse exchange rate movements in the Australian dollar when compared to the U.S. dollar.
The increase in revenues for the six months ended June 28, 2019, as compared to the six months ended June 29, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts, lower net profit write-ups in the current year and adverse exchange rate movements in the Australian dollar when compared to the U.S. dollar.
The increase in operating income for the three and six months ended June 28, 2019, as compared to the three and six months ended June 29, 2018, was primarily due to new awards, partially offset by lower net profit write-ups in the current year.

	Three Months Ended				Six Months Ended
Civil	June 28, 2019	June 29, 2018	Dollar change	Percent change	June 28, 2019	June 29, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$881	$816	$65	8.0%	$1,728	$1,645	$83	5.0%
Operating income	68	60	8	13.3%	141	129	12	9.3%
Operating margin	7.7%	7.4%			8.2%	7.8%
The increase in revenues for the three months ended June 28, 2019, as compared to the three months ended June 29, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the impact of the sale of our commercial cybersecurity business during the three months ended March 29, 2019, lower net profit write-ups in the current quarter and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The increase in revenues for the six months ended June 28, 2019, as compared to the six months ended June 29, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the impact of the sale of our commercial cybersecurity business during the three months ended March 29, 2019, the completion of certain contracts, lower net profit write-ups in the current year and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The increase in operating income for the three and six months ended June 28, 2019, as compared to the three and six months ended June 29, 2018, was primarily due to new awards and lower amortization of intangibles, partially offset by lower net profit write-ups in the current year.

	Three Months Ended				Six Months Ended
Health	June 28, 2019	June 29, 2018	Dollar change	Percent change	June 28, 2019	June 29, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$501	$451	$50	11.1%	$964	$876	$88	10.0%
Operating income	61	68	(7)	(10.3)%	106	110	(4)	(3.6)%
Operating margin	12.2%	15.1%			11.0%	12.6%
The increase in revenues for the three and six months ended June 28, 2019, as compared to the three and six months ended June 29, 2018, was primarily attributable to a net increase in program volumes and new awards, partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

The decrease in operating income for the three months ended June 28, 2019, as compared to the three months ended June 29, 2018, was primarily attributable to reduced margins on awarded re-compete contracts and the completion of certain contracts.
The decrease in operating income for the six months ended June 28, 2019, as compared to the six months ended June 29, 2018, was primarily attributable to the completion of certain contracts and reduced margins on awarded re-compete contracts, partially offset by lower general and administrative expenses.

	Three Months Ended				Six Months Ended
Corporate	June 28, 2019	June 29, 2018	Dollar change	Percent change	June 28, 2019	June 29, 2018	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(20)	$(23)	$3	(13.0)%	$(35)	$(65)	$30	(46.2)%
The decrease in operating loss for the six months ended June 28, 2019, as compared to the six months ended June 29, 2018, was primarily attributable to lower integration and restructuring costs and an asset impairment charge in the prior year.
Non-Operating (Expense) Income, net
Non-operating expense, net of $31 million for the three months ended June 28, 2019 was consistent with the non-operating expense, net of $34 million for the three months ended June 29, 2018.
Non-operating income, net for the six months ended June 28, 2019 was $23 million as compared to non-operating expense, net of $68 million for the six months ended June 29, 2018. The $91 million increase was primarily due to the gain recognized on the sale of our commercial cybersecurity business.
Provision for Income Taxes
For the three months ended June 28, 2019, our effective tax rate was 22.9% compared to 12.1% for the three months ended June 29, 2018. The increase in the effective tax rate was primarily due to tax benefits recognized during the three months ended June 29, 2018, related to the anticipated sale of our commercial cybersecurity business.
For the six months ended June 28, 2019, our effective tax rate was 23.1% compared to 14.8% for the six months ended June 29, 2018. The increase in the effective tax rate was primarily due to tax benefits recognized during the three months ended June 29, 2018, related to the anticipated sale of our commercial cybersecurity business and an increase in unrecognized tax benefits.
Bookings and Backlog
We recorded net bookings worth an estimated $3.0 billion and $6.2 billion during the three and six months ended June 28, 2019, respectively, as compared to $3.4 billion and $5.9 billion for the three and six months ended June 29, 2018, respectively.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	June 28, 2019	December 28, 2018
	(in millions)
Defense Solutions:
Funded backlog	$2,817	$2,821
Negotiated unfunded backlog	7,268	6,925
Total Defense Solutions backlog	$10,085	$9,746
Civil:
Funded backlog	$2,388	$2,304
Negotiated unfunded backlog	4,798	5,045
Total Civil backlog	$7,186	$7,349
Health:
Funded backlog	$1,063	$1,254
Negotiated unfunded backlog	3,362	2,483
Total Health backlog	$4,425	$3,737
Total:
Funded backlog	$6,268	$6,379
Negotiated unfunded backlog	15,428	14,453
Total backlog	$21,696	$20,832
The decrease in backlog within the Civil segment was primarily due to $154 million related to the sale of our commercial cybersecurity business in the first quarter of 2019.
Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements. Our total backlog consists of remaining performance obligations (see "Note 5–Revenues") and unexercised option periods.
Liquidity and Capital Resources
Overview
As of June 28, 2019, we had $660 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of June 28, 2019, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At June 28, 2019, and December 28, 2018, we had outstanding debt of $3.0 billion and $3.1 billion, respectively. We made principal payments on our long-term debt of $17 million and $48 million during the three and six months ended June 28, 2019, respectively, and $27 million and $44 million during the three and six months ended June 29, 2018, respectively. This activity included required quarterly principal payments on our senior secured term loans of $14 million and $41 million during the three and six months ended June 28, 2019, respectively, and $16 million and $31 million during the three and six months ended June 29, 2018, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. The notes outstanding as of June 28, 2019, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of June 28, 2019.
We paid dividends of $47 million and $101 million during the three and six months ended June 28, 2019, respectively, and $51 million and $103 million during the three and six months ended June 29, 2018, respectively.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in millions)
Net cash provided by operating activities	$186	$271	$474	$293
Net cash (used in) provided by investing activities	(16)	(13)	221	(109)
Net cash used in financing activities	(64)	(192)	(361)	(283)
Net increase (decrease) in cash, cash equivalents and restricted cash	$106	$66	$334	$(99)
Net cash provided by operating activities decreased $85 million for the three months ended June 28, 2019, when compared to the prior year quarter, primarily due to less favorable timing of working capital changes and higher tax payments.
Net cash provided by operating activities increased $181 million for the six months ended June 28, 2019, when compared to the prior year, primarily due to higher advance payments from customers, $24 million of cash paid in the prior year related to our 2016 acquisition and lower payments for integration and restructuring costs, partially offset by higher payments for taxes and timing of interest payments.
Net cash provided by investing activities increased $330 million for the six months ended June 28, 2019, when compared to the prior year, primarily due to proceeds of $267 million received for the disposition of our commercial cybersecurity business and sale of real estate properties and $81 million of cash paid in the prior year related to our 2016 acquisition, partially offset by higher purchases of equipment and software.
Net cash used in financing activities decreased $128 million for the three months ended June 28, 2019, when compared to the prior year quarter, primarily due to $90 million of stock repurchases in the prior year quarter and $23 million of cash paid related to a tax indemnification in the prior year quarter.
Net cash used in financing activities increased $78 million for the six months ended June 28, 2019, when compared to the prior year, primarily due to a $111 million increase in stock repurchases, partially offset by $23 million of cash paid related to a tax indemnification in the prior year.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 20–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 19–Contingencies" and "Note 20–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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

LEIDOS HOLDINGS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended December 28, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 28, 2019. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 19–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
The following table presents repurchases of Leidos common stock during the quarter ended June 28, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2019 - March 31, 2019	—	$—	—	10,904,700
April 1, 2019 - April 30, 2019	563,144	63.52	554,718	10,349,982
May 1, 2019 - May 31, 2019	4,748	73.33	—	10,349,982
June 1, 2019 - June 28, 2019	645	74.59	—	10,349,982
Total	568,537	$63.62	554,718

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2019

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer