Form 10-Q
period 2019-09-27
Leidos Holdings, Inc.
filed 2019-10-29
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 21, 2019, was 141,563,826 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27, 2019	December 28, 2018
	(in millions)
ASSETS
Cash and cash equivalents	$635	$327
Receivables, net	1,775	1,877
Other current assets	514	543
Assets held for sale	—	92
Total current assets	2,924	2,839
Property, plant and equipment, net	228	237
Intangible assets, net	571	652
Goodwill	4,889	4,860
Operating lease right-of-use assets, net	394	—
Other assets	404	182
	$9,410	$8,770
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,004	$1,491
Accrued payroll and employee benefits	446	473
Long-term debt, current portion	77	72
Liabilities held for sale	—	23
Total current liabilities	2,527	2,059
Long-term debt, net of current portion	2,939	3,052
Operating lease liabilities	295	—
Deferred tax liabilities	196	170
Other long-term liabilities	203	178
Commitments and contingencies (Notes 20 and 21)
Stockholders’ equity:
Common stock, $.0001 par value, 500 million shares authorized, 141 million and 146 million shares issued and outstanding at September 27, 2019 and December 28, 2018, respectively	—	—
Additional paid-in capital	2,590	2,966
Retained earnings	764	372
Accumulated other comprehensive loss	(108)	(30)
Total Leidos stockholders’ equity	3,246	3,308
Non-controlling interest	4	3
Total equity	3,250	3,311
	$9,410	$8,770

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions, except per share amounts)
Revenues	$2,835	$2,575	$8,140	$7,547
Cost of revenues	2,450	2,174	7,019	6,412
Selling, general and administrative expenses	177	194	518	547
Bad debt expense and recoveries	(35)	1	(35)	—
Integration and restructuring costs	—	7	3	32
Asset impairment charges	—	—	—	7
Equity earnings of non-consolidated subsidiaries	(6)	(4)	(16)	(12)
Operating income	249	203	651	561
Non-operating (expense) income:
Interest expense, net	(28)	(35)	(99)	(104)
Other (expense) income, net	(7)	2	87	3
Income before income taxes	214	170	639	460
Income tax expense	(52)	(23)	(150)	(66)
Net income	162	147	489	394
Less: net income attributable to non-controlling interest	1	—	3	1
Net income attributable to Leidos common stockholders	$161	$147	$486	$393

Earnings per share:
Basic	$1.13	$0.97	$3.38	$2.59
Diluted	1.11	0.96	3.33	2.55

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions)
Net income	$162	$147	$489	$394
Foreign currency translation adjustments	(24)	(8)	(26)	(41)
Unrecognized (loss) gain on derivative instruments	(11)	(2)	(52)	12
Total other comprehensive loss, net of taxes	(35)	(10)	(78)	(29)
Comprehensive income	127	137	411	365
Less: comprehensive income attributable to non-controlling interest	1	—	3	1
Comprehensive income attributable to Leidos common stockholders	$126	$137	$408	$364

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	2,767	562	(35)	3,294	3	3,297
Net income	—	—	136	—	136	2	138
Other comprehensive loss, net of taxes	—	—	—	(38)	(38)	—	(38)
Issuances of stock	—	6	—	—	6	—	6
Repurchases of stock and other	—	(5)	—	—	(5)	—	(5)
Dividends of $0.32 per share	—	—	(46)	—	(46)	—	(46)
Stock-based compensation	—	13	—	—	13	—	13
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at June 28, 2019	144	2,780	652	(73)	3,359	3	3,362
Net income	—	—	161	—	161	1	162
Other comprehensive loss, net of taxes	—	—	—	(35)	(35)	—	(35)
Repurchases of stock and other	(3)	(203)	—	—	(203)	—	(203)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	13	—	—	13	—	13
Balance at September 27, 2019	141	$2,590	$764	$(108)	$3,246	$4	$3,250

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) [CONTINUED]

	Shares of common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	102	—	102	—	102
Other comprehensive income, net of taxes	—	—	—	14	14	—	14
Issuances of stock	1	5	—	—	5	—	5
Repurchases of stock and other	—	(22)	—	—	(22)	—	(22)
Dividends of $0.32 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	11	—	—	11	—	11
Purchase of a non-controlling interest	—	—	—	—	—	(10)	(10)
Balance at March 30, 2018	152	3,338	37	56	3,431	3	3,434
Net income	—	—	144	—	144	1	145
Other comprehensive loss, net of taxes	—	—	—	(33)	(33)	—	(33)
Issuances of stock	—	4	—	—	4	—	4
Repurchases of stock and other	(2)	(94)	—	—	(94)	—	(94)
Dividends of $0.32 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	12	—	—	12	—	12
Other	—	—	—	—	—	(2)	(2)
Balance at June 29, 2018	150	3,260	133	23	3,416	2	3,418
Net income	—	—	147	—	147	—	147
Other comprehensive loss, net of taxes	—	—	—	(10)	(10)	—	(10)
Issuances of stock	—	7	—	—	7	—	7
Repurchases of stock and other	—	(66)	—	—	(66)	—	(66)
Dividends of $0.32 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	10	—	—	10	—	10
Purchase of a non-controlling interest	—	(1)	—	—	(1)	—	(1)
Other	—	—	—	—	—	1	1
Balance at September 28, 2018	150	$3,210	$231	$13	$3,454	$3	$3,457

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(in millions)
Cash flows from operations:
Net income	$489	$394
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of businesses	(87)	—
Depreciation and amortization	174	193
Stock-based compensation	38	33
Asset impairment charges	—	7
Bad debt expense	19	—
Other	3	17
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	68	2
Other current assets	(49)	(24)
Accounts payable and accrued liabilities	253	61
Accrued payroll and employee benefits	(17)	(71)
Deferred income taxes and income taxes receivable/payable	9	3
Other long-term assets/liabilities	(77)	49
Net cash provided by operating activities	823	664
Cash flows from investing activities:
Proceeds from disposition of businesses	183	—
Net proceeds from sale of assets	96	—
Acquisitions of businesses	(94)	(81)
Payments for property, equipment and software	(67)	(53)
Collections on promissory note	—	40
Other	1	—
Net cash provided by (used in) investing activities	119	(94)
Cash flows from financing activities:
Repurchases of stock and other	(430)	(182)
Dividend payments	(101)	(151)
Payments of long-term debt	(50)	(59)
Proceeds from issuances of stock	16	13
Payment of tax indemnification liability	—	(23)
Payments for non-controlling interest acquired	—	(8)
Payments for debt issuance and modification costs	—	(6)
Other	—	(1)
Net cash used in financing activities	(565)	(417)
Net increase in cash, cash equivalents and restricted cash	377	153
Cash, cash equivalents and restricted cash at beginning of period	369	422
Cash, cash equivalents and restricted cash at end of period	$746	$575

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
Effective the beginning of fiscal 2019, certain contracts were reassigned between the Civil and Defense Solutions reportable segments (see "Note 19–Business Segments"). While this activity did not have a material impact on the Company's reportable segments, prior year segment results have been recast to reflect this change.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company combined "Dividends payable" and "Income taxes payable" with "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. Additionally, the Company reclassified bad debt expense from "Selling, general and administrative expenses" to "Bad debt expense and recoveries" on the condensed consolidated statement of income. The Company also separately disclosed "Bad debt expense" on the condensed consolidated statements of cash flows.

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
Note 2–Accounting Standards
Accounting Standards Updates Adopted
ASU 2016-02, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 ("ASC 842"), which supersedes the lease guidance under Leases (Topic 840) and makes several changes, such as requiring an entity to recognize a right-of-use ("ROU") asset and corresponding lease obligation on the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2018, and should be adopted under the modified retrospective approach.
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
The Company has elected to adopt certain practical expedients provided under ASC 842, including the options to not apply lease recognition for short-term leases, reassess whether expired or existing contracts contain leases, reassess lease classification for expired or existing leases, reassess initial direct costs, and combine lease and non-lease components in revenue arrangements when (i) the timing and pattern of revenue recognition for the components are the same and (ii) the lease component if accounted for separately, would be classified as an operating lease. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases and in assessing impairment for the ROU assets. The Company also applies a single discount rate to a portfolio of leased assets with similar durations.
Effective December 29, 2018, the Company adopted the requirements of ASC 842 using the modified retrospective approach. Comparative information for the prior fiscal year has not been retrospectively adjusted.
As a result of the adoption of the new standard, the Company recorded $433 million and $486 million of ROU assets and lease liabilities, respectively, primarily due to its operating leases, to the Company's consolidated balance sheets. The standard did not have a material impact on the consolidated statements of income and consolidated statements of cash flows. The Company also recorded a $48 million increase in retained earnings due to the cumulative effect of recognizing the gain, net of taxes, related to the sale of the San Diego properties (see "Note 11–Property, Plant and Equipment").

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
ASU 2016-13, ASU 2018-19 and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326)
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
The Company is evaluating the impacts that this standard update will have on certain financial assets, including trade receivables, note receivables and receivables on sales-type leases. The Company is in the process of determining the potential impacts to processes, including allowance estimation models and internal controls in order to meet the standard update's accounting and reporting requirements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3–Significant Accounting Policies
Leases
Lessee
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
ROU assets and lease liabilities are recorded on the consolidated balance sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term. As the Company generally does not know the implicit rate for its leases, the discount rate used is the Company’s incremental borrowing rate which is determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. An ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
Certain of the Company’s facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At September 27, 2019, the Company did not have any lease agreements with residual value guarantees.
As a result of the adoption of ASC 842, the Company elected to not separate non-lease components from lease components and instead account for both components as a single lease.
The related lease payments on the Company’s short-term facilities and equipment leases are recognized as expense on a straight-line basis over the lease term.
Lessor
The Company is a lessor on certain equipment sales-type and operating lease arrangements with its customers. To be considered lease revenue, the contract must contain a specified asset, the Company must not have a substantive substitution right, the customer must have the right to direct the use of the specified asset during the period of use and the customer must have the right to obtain substantially all of the economic benefit of the specified asset.
Certain arrangements may contain variable payments that depend on an index or rate and are measured using the index or rate on the commencement date. Arrangements may also contain options to renew or extend the performance period. Option periods are included in the lease term if the Company determines that it is reasonably certain the customer will exercise an option.
The Company has arrangements that contain both lease and non-lease components. The Company will account for them as one unit of account if the timing and pattern of transfer is identical for both the lease and the non-lease components and the lease component would be classified as an operating lease if accounted for separately. If both criteria are met and the predominant component is a lease, then the entire arrangement will be accounted for in accordance with ASC 842. If the Company accounts for an arrangement both as a lease and non-lease component, then the allocation of consideration for each component will be based the relative standalone sales price.

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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions, except per share amounts)
Favorable impact	$23	$34	$69	$135
Unfavorable impact	(11)	(17)	(40)	(49)
Net impact to income before income taxes	$12	$17	$29	$86

Impact on diluted EPS attributable to Leidos common stockholders	$0.06	$0.07	$0.15	$0.41

The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $17 million and $36 million for the quarter and nine months ended September 27, 2019, respectively and $18 million and $84 million for the quarter and nine months ended September 28, 2018, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the condensed consolidated balance sheets. At September 27, 2019 and December 28, 2018, the Company included $33 million and $56 million, respectively, of outstanding payments within "Cash and cash equivalents."

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4–Leases
Lessee
The Company's ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	September 27, 2019
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$9
Operating leases	Operating lease right-of-use assets, net	394
		$403
Current lease liabilities:
Finance leases	Long-term debt, current portion	$7
Operating leases	Accounts payable and accrued liabilities	141
		$148
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$2
Operating leases	Operating lease liabilities	295
		$297

The Company's total lease cost for the periods presented consisted of the following:

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
	(in millions)
Finance lease cost:
Amortization of ROU assets	$2	$6

Operating lease cost	34	116

Variable lease cost	28	79
Short-term lease cost	2	5
Less: Sublease income	(3)	(4)
Total lease cost	$63	$202

The Company's lease costs are included in "Cost of revenues" and "Selling, general and administrative expenses" within the condensed consolidated statements of income.
Lease terms and discount rates related to leases were as follows:

September 27, 2019
Weighted-average remaining lease term (in years):
Finance leases	2.2
Operating leases	5.0
Weighted-average discount rate:
Finance leases	4.15%
Operating leases	4.11%

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other information related to leases was as follows:

Nine Months Ended
September 27, 2019
(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$111
Financing cash flows from finance leases	6
Lease liabilities arising from obtaining ROU assets:
Operating lease liabilities	$81

The Company's future minimum lease commitments of its finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at September 27, 2019, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2019 (remainder of year)	$2	$49
2020	5	136
2021	1	86
2022	1	65
2023	—	46
2024 and thereafter	—	102
Total undiscounted cash flows	9	484
Less: imputed interest	—	(48)
Lease liability as of September 27, 2019	$9	$436

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
Disclosures related to periods prior to adoption of ASC 842
During the quarter and nine months ended September 28, 2018, the Company had $40 million and $120 million of net rental expense, respectively.
Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 28, 2018, were as follows:

Fiscal Year Ending	Capital lease commitments	Operating lease commitments	Sublease receipts
	(in millions)
2019	$3	$144	$3
2020	—	114	1
2021	—	83	1
2022	—	71	—
2023	—	55	—
2024 and thereafter	—	246	—
Total	$3	$713	$5

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lessor
As of September 27, 2019, the Company had a total net investment in sales-type leases, which relates to lease payment receivables, of $56 million. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other assets", respectively, on the Company's consolidated balance sheets.
The components of lease income were as follows:

		Three Months Ended	Nine Months Ended
	Income statement line item	September 27, 2019	September 27, 2019
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$53	$68
Cost of underlying asset	Cost of revenues	56	70
Operating loss		(3)	(2)
Interest income on lease receivables	Revenues	1	1
		$(2)	$(1)

Operating lease income	Revenues	$4	$19
Total lease income		$2	$18

As of September 27, 2019, undiscounted cash flows for sales-type and operating leases for the next five years and thereafter are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2019 (remainder of year)	$11	$6
2020	31	22
2021	16	22
2022	5	22
2023	1	22
2024 and thereafter	—	22
Total undiscounted cash flows	$64	$116
Present value of lease payments as lease receivables	56
Difference between undiscounted cash flows and discounted cash flows	$8

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
As of September 27, 2019, the Company had $10.8 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $2.7 billion, $5.0 billion and $3.1 billion for the remainder of fiscal 2019, fiscal 2020 and fiscal 2021 and thereafter, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Prior year amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 19–Business Segments").
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community(1)	$1,191	$37	$123	$1,351	$3,464	$125	$360	$3,949
Other government agencies(1)(2)	75	679	337	1,091	203	1,936	982	3,121
Commercial and non-U.S. customers	88	202	45	335	299	571	112	982
Total	$1,354	$918	$505	$2,777	$3,966	$2,632	$1,454	$8,052

	Three Months Ended September 28, 2018				Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community(3)	$1,100	$40	$88	$1,228	$3,256	$89	$262	$3,607
Other government agencies(2)(3)	45	605	312	962	137	1,746	937	2,820
Commercial and non-U.S. customers	105	236	44	385	308	691	121	1,120
Total	$1,250	$881	$444	$2,575	$3,701	$2,526	$1,320	$7,547

(1) For the nine months ended September 27, 2019, the Company reclassified $6 million within the Defense Solutions segment from "Other government agencies" to "DoD and U.S. Intelligence Community" to reflect the change in disaggregation of U.S. government customers in the current period.
(2) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
(3) For the quarter and nine months ended September 28, 2018, the Company reclassified $9 million and $34 million, respectively, within the Defense Solutions segment from "Other government agencies" to "DoD and U.S. Intelligence Community" to reflect the change in disaggregation of U.S. government customers in the current period.
The majority of the Company's revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$936	$511	$57	$1,504	$2,749	$1,453	$173	$4,375
Firm-fixed-price	299	268	333	900	870	763	930	2,563
Time-and-materials and fixed-price-level-of-effort	119	139	115	373	347	416	351	1,114
Total	$1,354	$918	$505	$2,777	$3,966	$2,632	$1,454	$8,052

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 28, 2018				Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$920	$464	$42	$1,426	$2,552	$1,377	$134	$4,063
Firm-fixed-price	214	276	277	767	772	719	814	2,305
Time-and-materials and fixed-price-level-of-effort	116	141	125	382	377	430	372	1,179
Total	$1,250	$881	$444	$2,575	$3,701	$2,526	$1,320	$7,547

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
Disaggregated revenues by geographic location were as follows:

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,261	$790	$505	$2,556	$3,689	$2,273	$1,454	$7,416
International	93	128	—	221	277	359	—	636
Total	$1,354	$918	$505	$2,777	$3,966	$2,632	$1,454	$8,052

	Three Months Ended September 28, 2018				Nine Months Ended September 28, 2018
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,156	$739	$444	$2,339	$3,424	$2,112	$1,320	$6,856
International	94	142	—	236	277	414	—	691
Total	$1,250	$881	$444	$2,575	$3,701	$2,526	$1,320	$7,547
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
For the quarter and nine months ended September 27, 2019, revenues exclude $58 million and $88 million, respectively, recognized under ASC 842. See "Note 4–Leases" for additional information regarding revenues recognized under ASC 842.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	September 27, 2019	December 28, 2018
		(in millions)
Contract assets - current:
Unbilled receivables(1)	Receivables, net	$756	$818

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$444	$276

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$9	$10
(1) Balances exclude $460 million and $381 million determined to be billable at September 27, 2019, and December 28, 2018, respectively.
The decrease in unbilled receivables was primarily due to the timing of revenue recognized on certain contracts. The increase in deferred revenue was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
Revenue recognized for the quarter and nine months ended September 27, 2019 of $11 million and $200 million, respectively, was included as a contract liability at December 28, 2018. Revenue recognized for the quarter and nine months ended September 28, 2018 of $37 million and $164 million, respectively, was included as a contract liability at December 30, 2017 (date of adoption).
Note 7–Acquisitions
On August 15, 2019, the Company completed the acquisition of IMX Medical Management Services, Inc. and its affiliated businesses ("IMX") for preliminary purchase consideration of $95 million, which primarily included $90 million of cash paid and an additional $4 million paid to extinguish IMX's existing term loans and credit facility balances. The acquisition extends the Company's independent medical evaluation coverage area for commercial and federal customers.
The Company recorded $51 million of goodwill (which is deductible for tax purposes) and $42 million of intangible assets. The intangible assets primarily consist of $41 million for customer relationships. The amortization period for the customer relationships is 10 years.
At September 27, 2019, the Company had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, intangible assets and accounts payable and accrued liabilities.
Note 8–Divestitures
Health Staff Augmentation Business
On September 12, 2019, the Company's Health segment disposed of its health staff augmentation business that was primarily focused on implementation and optimization services to hospital customers. The Company recorded an immaterial loss, which is primarily comprised of the $15 million sales price less the $12 million carrying value of net assets divested, preliminary net working capital adjustments and transaction related costs. This disposition did not meet the criteria to be classified as a discontinued operation in the Company's financial statements.
Commercial Cybersecurity Business
On February 20, 2019, the Company's Civil segment disposed of its commercial cybersecurity business in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. In February 2019, the Company received initial proceeds of $171 million. During the quarter ended June 28, 2019, working capital adjustments were finalized, resulting in a final sales price of $166 million. The Company recorded a pre-tax gain on sale of $87 million, net of assets divested of $69 million and $10 million in transaction related costs. The gain was recorded in "Other (expense) income, net" on the condensed consolidated statements of income. This disposition did not meet the criteria to be classified as a discontinued operation in the Company's financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major classes of assets and liabilities divested were as follows (in millions):

Receivables, net	$14
Other current assets	5
Property, plant and equipment, net	3
Intangible assets, net	5
Goodwill	57
Deferred tax assets	6
Total assets divested	$90

Accounts payable and accrued liabilities	$(13)
Accrued payroll and employee benefits	(5)
Other long-term liabilities	(3)
Total liabilities divested	$(21)

Note 9–Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 29, 2017	$2,055	$1,998	$921	$4,974
Foreign currency translation adjustments	(40)	(11)	—	(51)
Transfers to assets held for sale	—	(57)	—	(57)
Adjustment to goodwill	—	(6)	—	(6)
Goodwill at December 28, 2018	2,015	1,924	921	4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX	—	—	51	51
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(16)	(4)	—	(20)
Adjustment to goodwill	3	—	—	3
Goodwill at September 27, 2019	$2,027	$1,895	$967	$4,889

The goodwill balances at September 27, 2019, December 28, 2018, and December 29, 2017 included accumulated goodwill impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment, which resulted in the identification of new operating segments and reporting units within Defense Solutions. In addition, certain contracts were reassigned between Civil and Defense solutions reportable segments (see "Note 19–Business Segments"). Consequently, the carrying amount of goodwill was re-allocated among the reporting units for the purpose of testing goodwill for impairment.
In conjunction with the changes mentioned above, the Company evaluated goodwill for impairment using a quantitative step one analysis, both before and after the changes were made, and determined that goodwill was not impaired. There were no goodwill impairments during the nine months ended September 27, 2019 and September 28, 2018.
During the quarter ended March 29, 2019, the Company recorded an immaterial correction of $3 million with respect to the fair value of assets acquired from Lockheed Martin's Information Systems & Global Solutions business ("the Transactions").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Intangible Assets
Intangible assets consisted of the following:

	September 27, 2019			December 28, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,001	$(494)	$507	$1,003	$(374)	$629
Software and technology	100	(81)	19	93	(74)	19
Customer relationships	45	(5)	40	4	(4)	—
Trade names	1	—	1	—	—	—
Total finite-lived intangible assets	1,147	(580)	567	1,100	(452)	648
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,151	$(580)	$571	$1,104	$(452)	$652

Amortization expense was $43 million and $129 million, for the quarter and nine months ended September 27, 2019, respectively, and $50 million and $151 million for the quarter and nine months ended September 28, 2018, respectively.
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
The estimated annual amortization expense as of September 27, 2019, was as follows:

Fiscal year ending
(in millions)
2019 (remainder of year)	$43
2020	131
2021	110
2022	97
2023	77
2024 and thereafter	109
$567

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11–Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	September 27, 2019	December 28, 2018
	(in millions)
Computers and other equipment	$248	$233
Leasehold improvements	187	206
Office furniture and fixtures	34	36
Buildings and improvements	23	56
Land	4	40
Construction in progress	58	15
	554	586
Less: accumulated depreciation	(326)	(349)
	$228	$237

Depreciation expense was $16 million and $45 million for the quarter and nine months ended September 27, 2019, respectively, and $14 million and $42 million for the quarter and nine months ended September 28, 2018, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's financial instruments measured at fair value on a recurring basis consisted of the following:

	September 27, 2019		December 28, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$3	$3	$—	$—
Financial liabilities:
Derivatives	$88	$88	$35	$35

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
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's note receivable of $25 million and $24 million as of September 27, 2019, and December 28, 2018, respectively, approximates fair value as the stated interest rate within the agreement is consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of September 27, 2019, and December 28, 2018, the fair value of debt was $3.1 billion and the carrying amount was $3.0 billion and $3.1 billion, respectively (see "Note 14–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
On August 15, 2019, the Company recorded non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of IMX (see "Note 7–Acquisitions"). The preliminary fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of September 27, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
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
The fair value of the Company's interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	September 27, 2019	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other assets	$3	$—

	Liability derivatives
	Balance sheet line item	September 27, 2019	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$—	$3
Cash flow interest rate swaps	Other long-term liabilities	88	32
		$88	$35

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
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	September 27, 2019	December 28, 2018	September 27, 2019	December 28, 2018
	(in millions)
Long-term debt, net of current portion	$453	$447	$3	$(3)

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
In September 2018, the Company terminated its existing interest rate swaps. The net derivative gain of $60 million related to the discontinued cash flow hedges remained within accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedges as the hedged variable rate debt impacts earnings.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the Company's cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$28	$35	$99	$104

Amount recognized in other comprehensive loss	$(13)	$1	$(62)	$22
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(2)	(3)	(6)	(6)

The Company expects to reclassify net gains of $2 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 14–Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	September 27, 2019(1)	December 28, 2018(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$453	$447
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.56%	3.99%	596	617
$310 million Term Loan A, due August 2023	3.56%	4.01%	249	258
$1,131 million Term Loan B, due August 2025	3.81%	4.16%	1,079	1,085
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	247	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Notes payable and finance leases due on various dates through fiscal 2022 (see Note 2)	2.85%-5.49%	Various	18	97
Total long-term debt			3,016	3,124
Less: current portion			77	72
Total long-term debt, net of current portion			$2,939	$3,052

(1) The carrying amounts of the senior secured term loans and notes and unsecured notes as of September 27, 2019, and December 28, 2018, include the remaining principal outstanding of $3,032 million and $3,073 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $37 million and $43 million, respectively, and a $3 million asset and $3 million liability related to the fair value interest rate swaps (see "Note 13–Derivative Instruments"), respectively.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. The margin for the Term Loan A loans ranges from 1.25% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At September 27, 2019, the current margin on Term Loan A was 1.50% and the margin on Term Loan B was 1.75%.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company made principal payments on its long-term debt of $2 million and $50 million during the quarter and nine months ended September 27, 2019, respectively, and $15 million and $59 million during the quarter and nine months ended September 28, 2018, respectively. This activity included principal payments on its senior secured term loans of $41 million during the nine months ended September 27, 2019 and $15 million and $46 million during the quarter and nine months ended September 28, 2018, respectively. There were no principal payments on the Company's senior secured term loans for the quarter ended September 27, 2019. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in the Company's credit agreements.
The Company has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The maturity date of this credit facility is August 2023. As of September 27, 2019, and December 28, 2018, there were no borrowings outstanding under the credit facility.
Amortization of the debt discount and deferred debt issuance costs related to the senior secured term loans and notes, unsecured notes and revolving credit facility was $2 million and $7 million for the quarter and nine months ended September 27, 2019, respectively, and $2 million and $8 million for the quarter and nine months ended September 28, 2018, respectively.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of September 27, 2019.
Note 15–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 29, 2017	$17	$14	$2	$33
Cumulative adjustments related to ASU adoptions	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive loss	(65)	(7)	(1)	(73)
Taxes	4	3	—	7
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at December 28, 2018	(41)	14	(3)	(30)
Other comprehensive loss	(27)	(62)	—	(89)
Taxes	1	16	—	17
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at September 27, 2019	$(67)	$(38)	$(3)	$(108)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16–Earnings Per Share ("EPS")
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions)
Basic weighted average number of shares outstanding	143	151	144	152
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	145	153	146	154

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
On August 1, 2019, the Company entered into an ASR agreement with a financial institution to repurchase shares of its outstanding common stock. During the quarter ended September 27, 2019, the Company paid $200 million to the financial institution and received 2.4 million shares related to the ASR agreement. The total number of shares that the Company received under the ASR agreement was based on the volume-weighted-average-price of $84.25 per share for the period August 1, 2019 to September 25, 2019. The purchases were recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
During the quarter and nine months ended September 28, 2018, the Company made open market repurchases of its common stock for an aggregate purchase price of $62 million and $162 million, respectively. All shares repurchased were immediately retired.
Note 17–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Nine Months Ended
	September 27, 2019	September 28, 2018
	(in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$142	$68
Cash paid for interest	112	101
Non-cash investing activity:
Fixed asset additions	$9	$—
See "Note 4–Leases" for additional supplementary cash flow information related to the Company's leases.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	September 27, 2019	December 28, 2018
	(in millions)
Cash and cash equivalents	$635	$327
Restricted cash	111	42
Total cash, cash equivalents and restricted cash	$746	$369

The restricted cash is recorded within "Other current assets" in the Company's condensed consolidated balance sheets.
The restricted cash is primarily comprised of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 18–Income Taxes
For the quarter ended September 27, 2019, the effective tax rate was 24.3% compared to 13.5% for the quarter ended September 28, 2018. The increase in the effective tax rate was primarily due to the recording of a valuation allowance related to foreign tax credits in the current quarter and a release of a valuation allowance related to the utilization of a capital loss carryforward in the prior year quarter.
For the nine months ended September 27, 2019, the effective tax rate was 23.5% compared to 14.3% for the nine months ended September 28, 2018. The increase in the effective tax rate was primarily due to the recording of a valuation allowance related to foreign tax credits and an increase in unrecognized tax benefits in the current year. Additionally, during the prior year, tax benefits were recognized related to the anticipated sale of the Company's commercial cybersecurity business and the release of a valuation allowance related to the utilization of a capital loss carryforward.
Note 19–Business Segments
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions)
Revenues:
Defense Solutions	$1,354	$1,250	$3,967	$3,701
Civil	973	881	2,701	2,526
Health	508	444	1,472	1,320
Total revenues	$2,835	$2,575	$8,140	$7,547

Operating income (loss):
Defense Solutions	$93	$89	$283	$273
Civil	57	92	198	221
Health	63	52	169	162
Corporate	36	(30)	1	(95)
Total operating income	$249	$203	$651	$561

The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other (expense) income, net" and "Income tax expense" as reported in the condensed consolidated financial statements are not allocated to the Company's segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, the company does not separately disclose depreciation expense on the condensed consolidated statements of income.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals, which was stayed pending resolution of the False Claims Act matter. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. The Company has agreed to indemnify Jacobs Group and Centerra Group, LLC for any liability MSA incurs in this matter. Under the terms of the Separation Agreement, Lockheed Martin agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter. At September 27, 2019, the Company had a liability of $39 million recorded in the condensed consolidated balance sheets.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company. On October 2, 2019, the court issued an order preliminarily approving the settlement. The amounts payable by the Company are covered by an insurance policy.
Greek Government Contract
In 2003, the Company entered into an FFP contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and withheld payment. In 2013, the Company received an arbitral award by the International Chamber of Commerce. In 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor. The Company subsequently commenced enforcement proceedings against the Greek government. On September 10, 2019, the Company received $59 million on behalf of Leidos and its subcontractors, substantially, though not entirely, resolving the Company’s claim.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees, and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple’s petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the U.S. Court of Appeals for the Federal Circuit on October 1, 2019. It is expected that Apple will file a petition for a writ of certiorari with the Supreme Court of the United States in connection with the Apple I case.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of September 27, 2019.
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
As of September 27, 2019, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2013 and subsequent fiscal years. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company's estimates, its profitability may be adversely affected. As of September 27, 2019, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
In February 2019, the Company executed an external restructuring advance agreement with the DoD in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which allows the Company to recover certain specified external restructuring costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 21–Commitments
The Company has outstanding letters of credit of $65 million as of September 27, 2019, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with a notional amount of $52 million, principally related to performance and subcontractor payment bonds on the Company's contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the remainder of the current fiscal year and the next two fiscal years.
Reston, VA Lease Agreement
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, VA (see "Note 4–Leases").
Gaithersburg, MD Lease Agreement
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD. (see "Note 11–Property, Plant and Equipment").
San Diego, CA Lease Agreement
On December 28, 2018, the Company closed the sales and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA (see "Note 11–Property, Plant and Equipment").
Note 22–Subsequent Events
On September 30, 2019, the Company paid its $48 million dividend for the quarter ended September 27, 2019. The dividend liability at September 27, 2019 was included within "Accounts payable and accrued liabilities" in the consolidated balance sheets.

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
Effective the beginning of fiscal 2019, we changed the composition of our Defense Solutions reportable segment to better align the operations within the reportable segment to the customers we serve. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on our reportable segments, prior year segment results have been recast to reflect this change.
Business Environment and Trends
U.S. Government Markets
During the three and nine months ended September 27, 2019, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
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
In March 2019, the President submitted the GFY 2020 budget proposal to Congress. The budget included $750 billion for defense and $563 billion for non-defense spending. The defense budget proposal included $576 billion for national defense and $165 billion for the Overseas Contingency Operations fund.

LEIDOS HOLDINGS, INC.

On July 22, 2019, the White House and Congress reached a tentative two-year budget deal to raise spending caps and suspend the debt ceiling until July 2021. Allocations for national defense spending increased to $738 billion in GFY 2020 and to $741 billion in GFY 2021. For non-defense programs, spending increased to $632 billion in GFY 2020 and $635 billion in GFY 2021. Overall, the measure increased spending by $323 billion over the limits set under the Bipartisan Budget Act of 2018.
Congress is currently addressing the passage of appropriations bills for GFY 2020. A CR was enacted on September 27, 2019, providing funding at GFY 2019 enacted levels until November 21, 2019.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three and nine months ended September 27, 2019. Our international customers include foreign governments and their agencies, primarily located in Australia and the U.K. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 27, 2019	September 28, 2018	Dollar change	Percent change	September 27, 2019	September 28, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,835	$2,575	$260	10.1%	$8,140	$7,547	$593	7.9%

Operating income	249	203	46	22.7%	651	561	90	16.0%
Non-operating expense, net	(35)	(33)	(2)	6.1%	(12)	(101)	89	(88.1)%
Income before income taxes	214	170	44	25.9%	639	460	179	38.9%
Income tax expense	(52)	(23)	(29)	126.1%	(150)	(66)	(84)	127.3%
Net income	$162	$147	$15	10.2%	$489	$394	$95	24.1%
Operating margin	8.8%	7.9%			8.0%	7.4%

Net income attributable to Leidos common stockholders	$161	$147	$14	9.5%	$486	$393	$93	23.7%
The increase in revenues in constant currency(1) for the three and nine months ended September 27, 2019, was 10.6% and 8.4%, as compared to an actual increase in revenues of 10.1% and 7.9%, respectively. The foreign currency impact was mainly attributable to adverse exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar.

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

LEIDOS HOLDINGS, INC.

Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	September 27, 2019	September 28, 2018	Dollar change	Percent change	September 27, 2019	September 28, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,354	$1,250	$104	8.3%	$3,967	$3,701	$266	7.2%
Operating income	93	89	4	4.5%	283	273	10	3.7%
Operating margin	6.9%	7.1%			7.1%	7.4%
The increase in revenues for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts.
The increase in revenues for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts, lower net profit write-ups in the current year and adverse exchange rate movements in the Australian dollar when compared to the U.S. dollar.
The increase in operating income for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily due to new awards and favorable program mix, partially offset by lower net profit write-ups in the current quarter.
The increase in operating income for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily due to new awards and lower amortization of intangibles, partially offset by lower net profit write-ups in the current year.

	Three Months Ended				Nine Months Ended
Civil	September 27, 2019	September 28, 2018	Dollar change	Percent change	September 27, 2019	September 28, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$973	$881	$92	10.4%	$2,701	$2,526	$175	6.9%
Operating income	57	92	(35)	(38.0)%	198	221	(23)	(10.4)%
Operating margin	5.9%	10.4%			7.3%	8.7%
The increase in revenues for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the impact of the sale of our commercial cybersecurity business and lower net profit write-ups in the current quarter.
The increase in revenues for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily attributable to new awards and a net increase in program volumes, partially offset by the impact of the sale of our commercial cybersecurity business, the completion of certain contracts, lower net profit write-ups in the current year and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The decrease in operating income for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily due to increased bad debt expense on certain international contracts and lower net profit write-ups in the current quarter.
The decrease in operating income for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily due to lower net profit write-ups in the current year and increased bad debt expense on certain international contracts, partially offset by lower amortization of intangibles and new awards.

	Three Months Ended				Nine Months Ended
Health	September 27, 2019	September 28, 2018	Dollar change	Percent change	September 27, 2019	September 28, 2018	Dollar change	Percent change
	(dollars in millions)
Revenues	$508	$444	$64	14.4%	$1,472	$1,320	$152	11.5%
Operating income	63	52	11	21.2%	169	162	7	4.3%
Operating margin	12.4%	11.7%			11.5%	12.3%

LEIDOS HOLDINGS, INC.

The increase in revenues for the three and nine months ended September 27, 2019, as compared to the three and nine months ended September 28, 2018, was primarily attributable to a net increase in program volumes and new awards, partially offset by the completion of certain contracts and the impact of the sale of our health staff augmentation business.
The increase in operating income for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily attributable to favorable program mix.
The increase in operating income for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily attributable to favorable program mix, partially offset by reduced margins on awarded re-compete contracts.

	Three Months Ended				Nine Months Ended
Corporate	September 27, 2019	September 28, 2018	Dollar change	Percent change	September 27, 2019	September 28, 2018	Dollar change	Percent change
	(dollars in millions)
Operating income (loss)	$36	$(30)	$66	NM	$1	$(95)	$96	(101.1)%
NM - Not meaningful
The increase in operating income for the three months ended September 27, 2019, as compared to the three months ended September 28, 2018, was primarily attributable to the receipt of the Greek arbitration award and lower integration and restructuring costs.
The increase in operating income for the nine months ended September 27, 2019, as compared to the nine months ended September 28, 2018, was primarily attributable to the receipt of the Greek arbitration award, lower integration and restructuring costs and an asset impairment charge in the prior year.
Non-Operating Expense, net
Non-operating expense, net of $35 million for the three months ended September 27, 2019 was consistent with the non-operating expense, net of $33 million for the three months ended September 28, 2018.
Non-operating expense, net for the nine months ended September 27, 2019 was $12 million as compared to $101 million for the nine months ended September 28, 2018. The $89 million decrease was primarily due to the gain recognized on the sale of our commercial cybersecurity business.
Provision for Income Taxes
For the three months ended September 27, 2019, our effective tax rate was 24.3% compared to 13.5% for the three months ended September 28, 2018. The increase in the effective tax rate was primarily due to the recording of a valuation allowance related to foreign tax credits in the current quarter and a release of a valuation allowance related to the utilization of a capital loss carryforward in the prior year quarter.
For the nine months ended September 27, 2019, our effective tax rate was 23.5% compared to 14.3% for the nine months ended September 28, 2018. The increase in the effective tax rate was primarily due to the recording of a valuation allowance related to foreign tax credits and an increase in unrecognized tax benefits in the current year. Additionally, during the prior year, tax benefits were recognized related to the anticipated sale of our commercial cybersecurity business and the release of a valuation allowance related to the utilization of a capital loss carryforward.
Bookings and Backlog
We recorded net bookings worth an estimated $5.2 billion and $11.5 billion during the three and nine months ended September 27, 2019, respectively, as compared to $4.6 billion and $10.5 billion for the three and nine months ended September 28, 2018, respectively.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	September 27, 2019	December 28, 2018
	(in millions)
Defense Solutions:
Funded backlog	$2,700	$2,821
Negotiated unfunded backlog	8,682	6,925
Total Defense Solutions backlog	$11,382	$9,746
Civil:
Funded backlog	$2,034	$2,304
Negotiated unfunded backlog	5,271	5,045
Total Civil backlog	$7,305	$7,349
Health:
Funded backlog	$924	$1,254
Negotiated unfunded backlog	4,321	2,483
Total Health backlog	$5,245	$3,737
Total:
Funded backlog	$5,658	$6,379
Negotiated unfunded backlog	18,274	14,453
Total backlog	$23,932	$20,832
The decrease in backlog within the Civil segment was primarily due to $154 million related to the sale of our commercial cybersecurity business in the first quarter of 2019.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of September 27, 2019, we had $635 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of September 27, 2019, there were no borrowings outstanding under the credit facility and we were in compliance with related financial covenants.
At September 27, 2019, and December 28, 2018, we had outstanding debt of $3.0 billion and $3.1 billion, respectively. We made principal payments on our long-term debt of $2 million and $50 million during the three and nine months ended September 27, 2019, respectively, and $15 million and $59 million during the three and nine months ended September 28, 2018, respectively. This activity included principal payments on our senior secured term loans of $41 million during the nine months ended September 27, 2019 and $15 million and $46 million during the three and nine months ended September 28, 2018, respectively. There were no principal payments on our senior secured term loans for the quarter ended September 27, 2019. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. The notes outstanding as of September 27, 2019, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 27, 2019.
We paid dividends of $101 million during the nine months ended September 27, 2019, and $48 million and $151 million during the three and nine months ended September 28, 2018, respectively. Our quarterly dividend for the three months ended September 27, 2019, was paid on September 30, 2019.

LEIDOS HOLDINGS, INC.

For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in millions)
Net cash provided by operating activities	$349	$371	$823	$664
Net cash (used in) provided by investing activities	(102)	15	119	(94)
Net cash used in financing activities	(204)	(134)	(565)	(417)
Net increase in cash, cash equivalents and restricted cash	$43	$252	$377	$153
Net cash provided by operating activities decreased $22 million for the three months ended September 27, 2019, when compared to the prior year quarter, primarily due to $60 million of proceeds received from the termination of interest rates swaps in the prior year quarter, the prefunding of our quarterly dividend and higher tax payments. These activities were partially offset by more favorable timing of working capital changes and $59 million received for the Greek arbitration award.
Net cash provided by operating activities increased $159 million for the nine months ended September 27, 2019, when compared to the prior year, primarily due to more favorable timing of working capital changes, $59 million received for the Greek arbitration award, lower payments for integration and restructuring costs and $24 million of cash paid in the prior year related to our 2016 acquisition. These activities were partially offset by higher tax payments, $60 million of proceeds received from the termination of interest rates swaps in the prior year and the prefunding of our quarterly dividend.
Net cash used in investing activities increased $117 million for the three months ended September 27, 2019, when compared to the prior year quarter, primarily due to $94 million of cash paid related to the acquisition of IMX and $40 million of proceeds received from the settlement of a promissory note in the prior year quarter, partially offset by $12 million of net proceeds received for the divestiture of our health staff augmentation business.
Net cash provided by investing activities increased $213 million for the nine months ended September 27, 2019, when compared to the prior year, primarily due to $183 million of proceeds received for the dispositions of our commercial cybersecurity and health staff augmentation businesses, $96 million of proceeds received for the sale of real estate properties and $81 million of cash paid in the prior year related to our 2016 acquisition. These activities were partially offset by $94 million of cash paid related to the acquisition of IMX, $40 million of proceeds from the settlement of a promissory note in the prior year quarter and higher purchases of equipment and software.
Net cash used in financing activities increased $70 million for the three months ended September 27, 2019, when compared to the prior year quarter, primarily due to a $137 million increase in stock repurchases, partially offset by the timing of dividend and debt payments.
Net cash used in financing activities increased $148 million for the nine months ended September 27, 2019, when compared to the prior year, primarily due to a $248 million increase in stock repurchases, partially offset by the timing of dividend payments and $23 million of cash paid related to a tax indemnification in the prior year.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 21–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

LEIDOS HOLDINGS, INC.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 20–Contingencies" and "Note 21–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 28, 2018. However, we revised our significant accounting policies for the adoption of Accounting Standards Update 2016-02 (see "Note 3–Significant Accounting Policies").
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 27, 2019. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table presents repurchases of Leidos common stock during the quarter ended September 27, 2019:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2019 - June 30, 3019	—	$—	—	10,349,982
July 1, 2019 - July 31, 2019	1,847	79.56	—	10,349,982
August 1, 2019 - August 31, 2019	1,950,440	84.25	1,948,842	8,401,140
September 1, 2019 - September 27, 2019	430,814	84.29	424,885	7,976,255
Total	2,383,101	$84.25	2,373,727

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amended and Restated Executive Severance Plan.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2019

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer