Form 10-K
period 2020-01-03
Leidos Holdings, Inc.
filed 2020-02-18
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 28, 2019, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $11,356,349,856.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 10, 2020 was 141,402,269 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders ("2020 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 51 years ago, we have applied our expertise in science, research and engineering in rapidly evolving technologies and markets to solve complex problems of global concern.
We use the terms "Company," "we," "us" and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and innovations to customers in each of these markets by leveraging seven core capabilities: cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology. Applying our technically advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA") and many other U.S. government civilian agencies, as well as state and local government agencies. With a focus on delivering mission-critical solutions, Leidos generated 87% of fiscal 2019 revenues from U.S. government contracts.
Building on our foundation of offering innovative services and solutions to U.S. government customers, Leidos serves international government and select commercial markets. Our international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). By leveraging expertise in multiple disciplines, tailoring our services and solutions to the particular needs of our targeted markets and using advanced analytics, we work to securely deliver services and solutions that not only meet customers' current goals, but also support their future missions.
For additional discussion and analysis related to recent business developments, see "Business Environment and Trends" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K.
Our Business Segments
At January 3, 2020, our business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the markets we serve. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.
Effective the beginning of fiscal 2019, we changed the composition of our Defense Solutions reportable segment to better align the operations within the reportable segment to the customers we serve. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on our reportable segments, fiscal 2018 and 2017 segment results and disclosures have been recast to reflect this change.
Defense Solutions
Defense Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of our customers in the areas of intelligence surveillance and reconnaissance ("ISR"), enterprise information technology ("IT"), integrated systems, cybersecurity and global services. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale intelligence systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 48% of total revenues for fiscal 2019 and 49% of total revenues for fiscal 2018 and 2017.

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

•
Digital Transformation and Integrated Systems – We offer extensive software development capabilities for intelligence and information systems and deliver mission and enterprise-level solutions to the U.S. and allied Intelligence Community, DoD, military services and the Australian Department of Defense. Our markets include cybersecurity, data analytics, digital transformation and operations and logistics. Our cybersecurity solutions detect and manage the most sophisticated cyber threats. We offer innovative data analytics capabilities, and we design, develop, integrate, deploy and support information-centric software and enterprise IT systems for complex, data-driven national security challenges. Our operations and logistics offerings include enterprise platforms that speed the supply chain of highly complex systems.

•
Global Services – We provide high-end services to the U.S. Intelligence Community and DoD. Operating around the world daily, we provide intelligence analysis, operational support, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe.

Civil
Our Civil business is focused on seamlessly integrating and protecting physical, digital and data domains. By applying leading science, effective technologies and business acumen, our talented employees help customers maximize their performance and take on the connected world with data-driven insights, improved efficiencies and technological advantages. Civil represented 34% of total revenues for fiscal 2019 and 33% of total revenues for fiscal 2018 and 2017.

•
Aviation Solutions – Leidos is a trusted systems integrator serving Air Navigation Service Providers including the FAA, the Transportation Security Administration ("TSA") and airport operators. Our work in airport modernization helps stakeholders achieve stated objectives, including increased operational efficiency and safety, a technology enhanced passenger experience, non-aeronautical revenue enablement and state-of-the-art situational awareness and security. Leidos air traffic control systems are used in Air Navigation Service Provider facilities that control a majority of the world's air traffic. We work diligently to support the FAA's NextGen program with government accepted systems including En Route Automation Modernization, Advanced Technology Oceanic Procedures, Time Based Flow Management and Terminal Flight Data Management. For the National Air Traffic Services system in the U.K., we offer the SkyLine Air Traffic Management suite to enhance safety, improve on-time performance and increase fuel efficiency.

•
Security Products – Our Vehicle and Cargo Inspection Systems enable the rapid scanning of vehicles and cargo using patented technology that produces a high-quality image using a low radiation dose while using less space and processing higher volumes of cars and trucks than other scanning systems. Our Reveal line of explosive detection systems for checked airline baggage pioneered the "reduced size" segment of this market with small, flexible systems that are installed at airport check-in counters. We also have a line of radiation detection systems, which are used today at ports, border crossings and critical infrastructure facilities around the world – including most ports and border crossings in the United States.

Leidos Holdings, Inc. Annual Report - 2

PART I

•
Digital Transformation Services – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery and end-user satisfaction. Leidos is modernizing enterprise IT for CONUS/OCONUS programs in classified and unclassified environments, including programs with the Army Corp of Engineers, National Aeronautics and Space Administration ("NASA") and the Department of Justice.

•
Federal Environment and Infrastructure – We are trusted by civilian and defense agencies with substantial environmental and sustainability driven missions. Our pedigree across environmental management, nuclear security, energy efficiency, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support several of the Department of Energy's largest nuclear production, operations and remediation sites. At Hanford, we provide site-wide infrastructure management and operation including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability and compliance, first responder services and future project planning. Our environmental engineers and scientists address all aspects of remediation for soil, groundwater, surface water and sediment, including removal, treatment, bioremediation, containment, resource management, land use and institutional controls, air emission control and monitoring and remedy performance monitoring and reviews, including National Emergency Rapid Response. At the National Energy Technology Laboratory, we actively perform and provide support for fundamental and applied research efforts, including providing product and logistical support comprising of strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient conduct of research.

•
Logistics – Leidos is a global leader in large-scale, complex operations and logistics. Our programs extend from the bottom of the world on the Antarctic ice to the orbiting outpost that is the International Space Station. Our expertise goes beyond supply sourcing, shipping, warehousing and maintenance as we also provide systems engineering, specialized product support, training and field readiness, base operations, data analytics and software development. We are helping our customers, including the United Kingdom Ministry of Defence ("U.K. MoD"), the National Science Foundation ("NSF") and NASA, streamline logistics through data analytics so more of their budgets can be applied to their mission activities.

Health
Our Health business is focused on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high quality, cost effective care, and are accomplished through the integration of information technology, engineering, health and life sciences, clinical insights and health policy. The capabilities we provide are principally encapsulated by four major areas of activity: complex systems integration, managed health services, enterprise IT transformation and life sciences. Health represented 18% of total revenues for fiscal 2019, 2018 and 2017.

•
Complex Systems Integration – Leidos employs whole-systems thinking in fielding applied technology solutions across the entire continuum of healthcare. We are working as the lead systems integrator deploying the next generation medical records system to DoD hospitals and treatment facilities worldwide, responsible for integrating software from the electronic healthcare record vendor and the dental record vendor, as well as integrating picture archiving and communications software and more. We ensure the integrated system is cyber secure. We provide enterprise information technology solutions to the VA, National Institutes of Health, DoD and other government customers that help them operate mission critical infrastructure reliably and at a reasonable cost. Commercially, we are taking these same Leidos-wide capabilities to manage critical infrastructure to the largest health systems in the United States, launching this service with a major hospital system earlier this year.

Leidos Holdings, Inc. Annual Report - 3

PART I

•
Managed Health Services – We deploy a national footprint of health clinics and health providers to support care delivery services, including medical disability examinations for the VA (including behavioral assessments), as well as serving other independent medical exam markets. We have developed unique capabilities in behavioral health management through many decades of experience with a special emphasis on substance abuse services. Our managed health services activities leverage our IT and mission enablement capabilities which underpin solutions we offer to our customers across all of our served markets.

•
Digital Transformation – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes IT strategic planning, outsourcing and management of large scale data centers, agile software development and system transformation, cloud migration and application modernization, digitization and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA, Defense Health Agency and commercial customers. Leidos helps transform our customers' IT environments in support of their most critical missions. All of this is accomplished in a highly secure manner by leveraging our cybersecurity capabilities.

•
Life Sciences Research & Development– We provide life science research and development support to the National Institutes of Health, Center for Disease Control, Army Medical Research community, commercial biotech companies and the Frederick National Laboratory for Cancer Research, where we employ approximately 2,300 scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.

From the biomedical sciences to implementing and optimizing electronic health records to enabling providers to perform care coordination and population health management, Leidos is pioneering the use of systems integration principles, processes and technologies to transform the health industry’s evolution towards better quality, more efficient and effective care.
Corporate
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
Acquisitions and Divestitures
During fiscal 2019, we acquired IMX Medical Management Services and its affiliated businesses. In early fiscal 2020, we acquired Dynetics, Inc. and entered into a definitive agreement to acquire L3Harris Technologies' security detection and automation businesses. See "Note 6—Acquisitions" and "Note 27—Subsequent Events" in Part II of this Annual Report on Form 10-K for further information.
Additionally, during fiscal 2019, we divested of our commercial cybersecurity and health staff augmentation businesses. For further information, see "Note 7—Divestitures" in Part II of this Annual Report on Form 10-K.
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

Leidos Holdings, Inc. Annual Report - 4

PART I

The percentage of total revenues for the U.S. government, its agencies and other customers comprising more than 10% of consolidated revenues for the periods presented were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
U.S. Government	87%	85%	84%
DoD and U.S. Intelligence Community	48%	48%	48%
U.S. Army	11%	13%	13%
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Employees
As of January 3, 2020, we employed approximately 34,000 full and part-time employees in more than 29 countries worldwide. The experience and expertise of our employees makes Leidos capable of solving our customers' most challenging technical problems. Approximately 40% of our employees have degrees in science, technology, engineering or mathematics fields, over 1,000 employees have doctoral degrees, approximately 40% of our employees possess security clearances and approximately 22% of our employees are military veterans.
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development ("IR&D") and commercial research and development. IR&D efforts consist of projects involving basic research, applied research, systems development and other concept formulation studies. IR&D expenses are generally allocated to U.S. government contracts. Commercial research and development efforts consist of projects funded from commercial expenses and profits.
Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $49 million, $46 million and $42 million for fiscal 2019, 2018 and 2017, respectively, which as a percentage of consolidated revenues was 0.4%, 0.5% and 0.4% for fiscal 2019, 2018 and 2017, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Competition
Competition for contracts is significant, and we often compete against a large number of well-established corporations that may have greater name and brand recognition. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations.

Leidos Holdings, Inc. Annual Report - 5

PART I

We believe that our principal competitors currently include the following companies: BAE Systems plc, Booz Allen Hamilton Inc., CACI International Inc., General Dynamics Corporation, L3Harris, Lockheed Martin Corporation, ManTech International Corporation, Northrop Grumman Corporation, Perspecta Inc., Raytheon Company and SAIC. These companies span across sectors that include engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing, the size and geographic presence of our company and past performance credentials.
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

•
Other Transaction Authority (“OTA”) agreements. Under certain circumstances, U.S. government agencies can enter into OTA agreements instead of traditional contracts. These agreements are used for two primary purposes: (1) to carry out basic, applied or advanced research projects that typically relate to technology stimulation or research, and (2) to carry out prototype projects that are directly relevant to enhancing the mission effectiveness of military personnel and the supporting platforms, systems, components or materials proposed to be acquired or developed by the DoD, or to improve platforms, systems, components or materials in use by DoD components and agencies. OTA agreements are generally exempt from federal procurement regulations. These exemptions grant the U.S. government the flexibility to include, amend, or exclude contract clauses and requirements that are mandatory in traditional procurements. OTA agreements also grant more flexibility to structure agreements in numerous ways, including joint ventures, partnerships, or multiple agencies joining together to fund an agreement encompassing multiple providers.

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

Leidos Holdings, Inc. Annual Report - 7

PART I

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

Leidos Holdings, Inc. Annual Report - 9

PART I

Company Website and Information
Our corporate headquarters is located at 11951 Freedom Drive, Reston, VA 20190 and our telephone number is (571) 526-6000. Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Leidos. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.

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
Risks Relating to Our Business
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects would be adversely affected.
We generated 87%, 85% and 84% of our total revenues during fiscal 2019, 2018 and 2017, respectively, from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We generated more than 10% of our total revenues during fiscal 2019, 2018 and 2017 from the U.S. Army. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct; conflicts of interest; poor contract performance; deficiencies in services, reports, products or other deliverables; information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues and growth prospects would be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 48% of our total revenues for fiscal 2019, 2018 and 2017. Levels of U.S. government and DoD spending are difficult to predict and subject to significant risk. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related or other programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.
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
As of January 3, 2020, indirect cost audits by the DCAA remain open for fiscal 2013 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.

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
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including for example the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations; regulations regarding the use and safeguarding of classified or other protected information; legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters; bribery of foreign government officials; import-export control; lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
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
As of January 3, 2020, our total backlog was $24.1 billion, including $5.4 billion in funded backlog. Due to the U.S. government's ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 33% of our total revenues for fiscal 2019. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as we perform the promised services, which generally requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.

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
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our suppliers and subcontractors process and/or store sensitive information, including personally identifiable information, protected health information, personnel information, classified information, contractor unclassified information and financial information, concerning our business, employees and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber-attacks, insider threats and other information security threats, including physical break-ins and malicious insiders. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data or systems. We are also increasingly subject to customer-driven cybersecurity certification requirements, which are expected to be necessary to win future contracts.
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

Leidos Holdings, Inc. Annual Report - 17

PART I

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

Leidos Holdings, Inc. Annual Report - 18

PART I

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
Goodwill and other intangible assets represent approximately 58% of our total assets and any impairment of these assets could negatively impact our results of operations.
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
We design, develop, manufacture, sell, service and maintain various inspection systems and related integration and automation systems that are designed to assist in the detection of bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Many of these systems utilize software algorithms that are probabilistic in nature and subject to significant technical limitations. Many of these systems are also dependent on the performance of their operators. There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include operator error, inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability or other claims against us. Further, if our systems fail to, or are perceived to have failed to help detect a threat, the negative publicity from such incident could have a material adverse effect on our business.
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

Leidos Holdings, Inc. Annual Report - 22

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
This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:

•
developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. government budget process or approval of raising the debt ceiling;

•	delays in the U.S. government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;

•	changes in U.S. government procurement rules, regulations and practices;

•	our compliance with various U.S. government and other government procurement rules and regulations;

Leidos Holdings, Inc. Annual Report - 23

PART I

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

•	our ability to successfully integrate acquired businesses;

•	for acquisitions that we agree to but are unable for regulatory or other reasons to consummate, we will not realize the expected benefits of such acquisitions and we may incur break-up fees; and

•	our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.
Item 1B. Unresolved Staff Comments
None.

Leidos Holdings, Inc. Annual Report - 24

PART I

Item 2. Properties
As of January 3, 2020, we conducted our operations in 334 locations in 39 states, the District of Columbia and various foreign countries. We occupy approximately 6.5 million square feet of floor space. Of this amount, we own approximately 0.3 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.9 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of January 3, 2020, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Columbia, Maryland	1	95,000	7.3
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments. See "Note 13—Leases" in Part II of this Annual Report on Form 10-K for information regarding commitments under leases.
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
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of the names and ages (as of February 18, 2020) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	63
Mr. Krone is Chairman and Chief Executive Officer of Leidos. He joined the Company as CEO in July 2014. Mr. Krone has held leadership roles at some of the most prominent organizations in aerospace for nearly 40 years, including The Boeing Company, McDonnell Douglas Corp. and General Dynamics. He is a member of the Georgia Tech Foundation Board of Trustees, WETA Public Television and Radio in Washington board, the Greater Washington Urban League chapter board, the Business Roundtable, and the Aircraft Owners and Pilots Association Foundation’s Board of Advisors. He serves as the chair of the Professional Services Council, and is a member of the Executive Committee of the Aerospace Industries Association.

Leidos Holdings, Inc. Annual Report - 25

PART I

Name of officer	Age	Position(s) with the company and prior business experience
James C. Reagan	61
Mr. Reagan has served as Executive Vice President and Chief Financial Officer since July 2015. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan served as Senior Vice President and Chief Financial Officer of Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions and engineering and analysis services to the U.S. Intelligence Community, DoD and federal and civilian agencies. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. government. Mr. Reagan is a Certified Public Accountant.

Christopher R. Cage	48
Mr. Cage has served as Senior Vice President, Chief Accounting Officer and Corporate Controller since June 2019. He has served in several capacities throughout his 20-year tenure with the Company, including Chief Financial Officer for the Company's Health Group and, most recently, as Senior Vice President for Financial Planning and Analysis.

Paul O. Engola	48
Mr. Engola has served as Executive Vice President and Chief Human Resources Officer and Head of Business Partnerships since January 2019, and before that, as Chief Administrative Officer and Deputy President, Defense and Intelligence Group. Prior to joining Leidos, Mr. Engola served Lockheed Martin Corporation for more than 10 years, most recently as Vice President, Transportation & Financial Solutions in their former Information Systems & Global Solutions business.

Gerard A. Fasano	54
Mr. Fasano has served as Group President for our Defense Group since October 2018, and before that, as Chief Business Development Strategy Officer. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years in several capacities, most recently as a Vice President and General Manager in their former Information Systems & Global Solutions business.

Jerald S. Howe, Jr.	64
Mr. Howe has served as Executive Vice President and General Counsel since July 2017. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, where he served in the firm’s litigation, government contracts, mergers and acquisitions, and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military and homeland defense agencies.

David A. King	57
Mr. King has served as Chief Executive Officer of Dynetics, Inc. since 2015. In February 2020, following Leidos' acquisition of Dynetics, Mr. King was elected as a Group President of Leidos with responsibility for the Dynetics business. Mr. King previously served as the Executive Vice President for special programs and President of Dynetics. Prior to joining Dynetics, he spent 25 years with NASA, as Space Shuttle Launch Director and Director of Shuttle Processing, and most recently as the Center Director of NASA Marshall Space Flight Center.

James R. Moos	50
Mr. Moos has served as Group President for our Civil Group since February 2020. He previously served as Senior Vice President and Acting Group President for the Civil Group since October 2019, and before that, as Deputy President and Chief Operations Officer for the Civil Group. Prior to that, Mr. Moos has served Leidos for over 20 years in several capacities, including Senior Vice President and General Manager of the Company's former Engineering Solutions Group.

Mary V. Schmanske	57
Ms. Schmanske has served as Group President for our Intelligence Group since October 2018, and before that, as Chief Administrative Officer and Deputy President and Chief Operations Officer for our Health Group. Prior to joining Leidos, Ms. Schmanske served Lockheed Martin Corporation in several capacities, most recently as Vice President of Operations for programs under strategic review, Civil, Defense & Intelligence Solutions.

Leidos Holdings, Inc. Annual Report - 26

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Jonathan W. Scholl	58
Mr. Scholl has served as Group President for our Health Group since August 2016, and before that, as Group President for our former Health and Infrastructure Group. Prior to joining Leidos, Mr. Scholl served for five years as an executive at Texas Health Resources where he was in charge of Strategy, Business Development and Strategic Marketing, and hospital operations for physician joint venture hospitals. Prior to that, he spent 15 years with The Boston Consulting Group and served as head of its North American Healthcare Provider Practice and leader of its Lean Six Sigma initiative for hospitals. He also served as Vice President for Applications Development for the TenFold HealthCare Group in Dallas. Mr. Scholl served five years in the U.S. Navy as a nuclear submarine officer and nuclear power plant instructor.

Leidos Holdings, Inc. Annual Report - 27

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS."
Holders of Common Stock
As of February 10, 2020, there were approximately 19,934 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2019 and 2018, we declared and paid quarterly dividends totaling $1.32 and $1.28 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through January 3, 2020 to two indices: (i) the Standard & Poor's 400 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 31, 2014, and that dividends, if any, have been reinvested.The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Holdings, Inc. Annual Report - 28

PART II

Leidos Total Shareholder Return vs. S&P 400 Composite and S&P 500 IT Services Indices

400
350
300
250
200
150
100
50
0
Index Value

	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/28/2018	1/3/2020
Leidos	100	134	170	219	181	350
S&P 400 Composite Index	100	98	118	137	121	153
S&P 500 IT Services IT - Svcs Index	100	107	118	154	160	228

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
The following table presents repurchases of Leidos common stock during the quarter ended January 3, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2019 - September 30, 2019	—	$—	—	7,976,255
October 1, 2019 - October 31, 2019	1,780	85.66	—	7,976,255
November 1, 2019 - November 30, 2019	217,953	89.03	211,649	7,764,606
December 1, 2019 - December 31, 2019	68,609	89.85	68,498	7,696,108
January 1, 2020 - January 3, 2020	—	—	—	7,696,108
Total	288,342	$89.20	280,147

(1)	The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.

Leidos Holdings, Inc. Annual Report - 29

PART II

Item 6. Selected Financial Data
The selected financial data for the five-year period set forth below is derived from our consolidated financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II and our consolidated financial statements and the notes thereto contained within this Annual Report on Form 10-K.

	12 Months Ended(1)				11 Months Ended(1)
	January 3, 2020(2)	December 28, 2018(3)	December 29, 2017(4)	December 30, 2016(5)	January 1, 2016(6)
	(in millions, except for per share amounts)
Consolidated Statement of Income Data:
Revenues	$11,094	$10,194	$10,170	$7,043	$4,712
Operating income	912	749	559	417	320
Income from continuing operations	670	582	364	246	243
Loss from discontinued operations, net of taxes	—	—	—	—	(1)
Net income	670	582	364	246	242
Less: net income (loss) attributable to non-controlling interest	3	1	(2)	2	—
Net income attributable to Leidos common stockholders	$667	$581	$366	$244	$242
Earnings per share:
Basic:
Income from continuing operations attributable to Leidos common stockholders	$4.66	$3.85	$2.41	$2.39	$3.33
Loss from discontinued operations, net of taxes	—	—	—	—	(0.01)
Net income attributable to Leidos common stockholders	$4.66	$3.85	$2.41	$2.39	$3.32
Diluted:
Income from continuing operations attributable to Leidos common stockholders	$4.60	$3.80	$2.38	$2.35	$3.28
Loss from discontinued operations, net of taxes	—	—	—	—	(0.01)
Net income attributable to Leidos common stockholders	$4.60	$3.80	$2.38	$2.35	$3.27
Cash dividend per common share	$1.32	$1.28	$1.28	$14.92	$1.28

	January 3, 2020	December 28, 2018	December 29, 2017	December 30, 2016	January 1, 2016
	(in millions)
Consolidated Balance Sheet Data:
Total assets	$9,367	$8,770	$8,990	$9,132	$3,370
Long-term debt, including current portion	2,986	3,124	3,111	3,287	1,081
Other long-term liabilities(7)	182	178	129	204	149

(1)	References to financial data are to the Company's continuing operations, unless otherwise noted.

(2)
Fiscal 2019 reflects the effects from our December 29, 2018 adoption of ASC 842. Fiscal 2019 also includes an $88 million gain on sale related to the divestiture of our commercial cybersecurity business, a $52 million net gain recognized upon the receipt of the Greek arbitration

Leidos Holdings, Inc. Annual Report - 30

PART II

award and bad debt expense of $12 million. For further information, see "Note 7—Divestitures" and "Note 25—Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

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

(5)	Fiscal 2016 includes acquisition, integration and restructuring costs of $104 million.

(6)
Reflects the 11-month period of January 31, 2015, through January 1, 2016, as a result of the change in our fiscal year end. The 11-month period ended January 1, 2016, results include a gain on a real estate sale of $82 million, tangible asset impairment charges of $29 million, intangible asset impairment charges of $4 million and bad debt expense of $8 million.

(7)
Beginning in fiscal 2016, the Company has separately disclosed "Deferred tax liabilities," which was previously aggregated within "Other long-term liabilities" within the consolidated balance sheets. Deferred tax liabilities for the 11-month period ended January 1, 2016 were $34 million.

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
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. We bring domain-specific capability and innovations to customers in each of these markets by leveraging seven core capabilities: cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology. Our domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, as well as state and local government agencies. Our international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
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

Leidos Holdings, Inc. Annual Report - 31

PART II

Our significant initiatives include the following:

•
achieving internal, or non-acquisition related, annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;

•	increasing headcount and internal direct labor content on our contract portfolio;

•	continued improvement in our back office infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and

•	disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2019, revenues increased $900 million, or 9% compared to fiscal 2018, primarily due to program wins and a net increase in program volumes, partially offset by programs ended and the impact of the sale of our commercial cybersecurity and health staff augmentation businesses. For fiscal 2018, revenues were $10.2 billion, consistent with fiscal 2017. See "Results of Operations" below for discussion of our individual segment results.
Operating Expenses and Income Trend. For fiscal 2019, operating expenses increased by $737 million, or 8%, compared to fiscal 2018. Operating margin for fiscal 2019 was 8.2% compared to 7.3% for fiscal 2018. Operating income was $912 million, a $163 million increase compared to fiscal 2018. The increases in operating margin and operating income were primarily attributable to the receipt of the Greek arbitration award, favorable program mix, decreases in acquisition, integration and restructuring costs and lower amortization of intangible assets.
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
From a macroeconomic perspective, our industry is under general competitive pressures associated with spending from our largest customer, the U.S. government, and requires a high level of cost management focus to allow us to remain competitive. Although the current Administration has not indicated a desire to reduce spending in the defense and homeland security sectors, the likelihood, extent and duration of current spending levels in these areas remains unclear. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
Business Environment and Trends
U.S. Government Markets
In fiscal 2019, we generated approximately 87% of our total revenues from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 48% of our total revenues for fiscal 2019. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
From December 21, 2018 until the passage of a new continuing resolution ("CR") on January 25, 2019 there was a partial U.S. government shutdown, which reduced or delayed work on existing contracts and caused delays in other government contracting actions and payments. Prior to the expiration of the January CR, Congress passed appropriations for the seven remaining appropriations bills, thereby completing funding for GFY 2019.
On July 22, 2019, the White House and Congress reached a two-year budget deal to raise spending caps and suspend the debt ceiling until July 2021. Allocations for national defense spending increased to $738 billion in GFY 2020 and $741 billion in GFY 2021. For non-defense programs, spending increased to $632 billion in GFY 2020 and $635 billion in GFY 2021. Overall, the measure increased spending by $323 billion over the limits set under the Bipartisan Budget Act of 2018.

Leidos Holdings, Inc. Annual Report - 32

PART II

On December 20, 2019, Congress passed and the President signed into law two consolidated appropriations bills, thereby funding the federal government through the end of GFY 2020.
On February 10, 2020, the President submitted the GFY 2021 budget proposal to Congress, which included discretionary spending levels for defense and non-defense programs of $741 billion and $590 billion, respectively.
Trends in the U.S. government contracting process, including a shift towards multiple-awards contracts, in which certain contractors are preapproved using indefinite-delivery/indefinite-quantity ("IDIQ") and U.S. General Services Administration ("GSA") contract vehicles, have increased competition for U.S. government contracts, reduced backlogs by shortening periods of performance on contracts and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.
International Markets
Sales to customers in international markets represented 8% of total revenues for fiscal 2019. Our international customers include foreign governments and their agencies, primarily located in Australia and the U.K. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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

Leidos Holdings, Inc. Annual Report - 33

PART II

Results of Operations
Our results of operations for the periods presented were as follows:

	Year Ended			2019 to 2018		2018 to 2017
	January 3, 2020	December 28, 2018	December 29, 2017	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$11,094	$10,194	$10,170	$900	9%	$24	—%
Cost of revenues(1)	9,546	8,690	8,738	856	10%	(48)	(1)%
Selling, general and administrative expenses:
General and administrative(1)	496	547	573	(51)	(9)%	(26)	(5)%
Bid and proposal	144	136	122	8	6%	14	11%
Company-funded research and development	49	46	42	3	7%	4	10%
Bad debt expense and recoveries	(40)	—	10	(40)	(100)%	(10)	(100)%
Acquisition, integration and restructuring costs	5	37	139	(32)	(86)%	(102)	(73)%
Asset impairment charges	—	7	—	(7)	(100)%	7	100%
Equity earnings of non-consolidated subsidiaries	(18)	(18)	(13)	—	—%	(5)	38%
Operating income	912	749	559	163	22%	190	34%
Non-operating expense, net	(46)	(139)	(166)	93	(67)%	27	(16)%
Income before income taxes	866	610	393	256	42%	217	55%
Income tax expense	(196)	(28)	(29)	(168)	NM	1	(3)%
Net income	670	582	364	88	15%	218	60%
Less: net income (loss) attributable to non-controlling interest	3	1	(2)	2	200%	3	(150)%
Net income attributable to Leidos Holdings, Inc.	$667	$581	$366	$86	15%	$215	59%
Operating income margin	8.2%	7.3%	5.5%
NM - Not meaningful

(1)
Effective the beginning of fiscal 2018, we established a new U.S. government Cost Accounting Standards structure and revised our disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $185 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on the consolidated statements of income for fiscal 2017. For more information, see "Note 1—Nature of Operations and Basis of Presentation" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 34

PART II

Segment and Corporate Results

	Year Ended			2019 to 2018		2018 to 2017
Defense Solutions	January 3, 2020	December 28, 2018	December 29, 2017	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$5,367	$4,966	$4,989	$401	8%	$(23)	—%
Operating income	407	353	312	54	15%	41	13%
Operating income margin	7.6%	7.1%	6.3%
The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts and adverse exchange rate movements in the Australian dollar when compared to the U.S. dollar.
The decrease in revenues for fiscal 2018 as compared to fiscal 2017 was primarily attributable to the completion of certain contracts and adverse impact of the foreign exchange rate movements between the U.S. dollar and Australian dollar, partially offset by new awards.
The increase in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to new awards, the release of a contract reserve and favorable program mix.
The increase in operating income for fiscal 2018 as compared to fiscal 2017 was primarily attributable to lower amortization.

	Year Ended			2019 to 2018		2018 to 2017
Civil	January 3, 2020	December 28, 2018	December 29, 2017	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,729	$3,411	$3,379	$318	9%	$32	1%
Operating income	295	284	221	11	4%	63	29%
Operating income margin	7.9%	8.3%	6.5%
The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to new awards and a net increase in program volumes, partially offset by the impact of the sale of our commercial cybersecurity business of $74 million, the completion of certain contracts, lower net profit write-ups in the current year and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The increase in revenues for fiscal 2018 as compared to fiscal 2017 was primarily attributable to new awards, favorable impact of the foreign exchange rate movements between the U.S. dollar and British pound and a net increase in program volumes, partially offset by the completion of certain contracts.
The increase in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to lower amortization of intangibles of $20 million, a net increase in program volumes, new awards and the impact of the sale of our commercial cybersecurity business of $7 million, partially offset by lower net profit write-ups in the current year and a net increase in bad debt expense on certain international contracts.
The increase in operating income for fiscal 2018 as compared to fiscal 2017 was primarily attributable to lower amortization and indirect expenditures, partially offset by a net decrease in program volumes.

Leidos Holdings, Inc. Annual Report - 35

PART II

	Year Ended			2019 to 2018		2018 to 2017
Health	January 3, 2020	December 28, 2018	December 29, 2017	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,998	$1,817	$1,802	$181	10%	$15	1%
Operating income	242	230	228	12	5%	2	1%
Operating income margin	12.1%	12.7%	12.7%
The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to a net increase in program volumes, new awards and $18 million from our acquisition of IMX Medical Management Services and its affiliated businesses ("IMX"), partially offset by the completion of certain contracts and the impact of the sale of our health staff augmentation business of $78 million.
The increase in revenues for fiscal 2018 as compared to fiscal 2017 was primarily attributable to a net increase in program volumes and new awards, partially offset by the completion of certain contracts and lower net profit write-ups in the current year.
The increase in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to a net increase in program volumes, partially offset by reduced margins on awarded re-compete contracts.
The increase in operating income for fiscal 2018 as compared to fiscal 2017 was primarily due to a net increase in program volumes, partially offset by the completion of certain contracts, higher investment costs and lower net profit write-ups in the current year.

	Year Ended			2019 to 2018		2018 to 2017
Corporate	January 3, 2020	December 28, 2018	December 29, 2017	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Operating loss	(32)	(118)	(202)	86	(73)%	84	(42)%
Corporate operating loss represents corporate costs that are not directly related to the operating performance of the reportable segments.
The decrease in operating loss for fiscal 2019 as compared to fiscal 2018, was primarily attributable to the $52 million net gain recognized upon the receipt of the Greek arbitration award, lower acquisition, integration and restructuring costs of $32 million and an asset impairment charge of $7 million in the prior year.
The decrease in operating loss for fiscal 2018 as compared to fiscal 2017, was primarily attributable to lower acquisition, integration and restructuring costs of $102 million, partially offset by increased legal fees and an asset impairment charge of $7 million.
Equity earnings of non-consolidated subsidiaries
We have certain non-controlling ownership interests in equity method investments. For fiscal 2019, 2018 and 2017, we recorded earnings of $29 million, $28 million and $27 million, respectively, from our equity method investments, partially offset by amortization of $11 million, $10 million and $14 million, respectively.
Non-Operating Expense, Net
Non-operating expense, net decreased $93 million for fiscal 2019 as compared to fiscal 2018, primarily due to the $88 million gain recognized on the sale of our commercial cybersecurity business.
Non-operating expense, net decreased $27 million for fiscal 2018 as compared to fiscal 2017, primarily due to a $33 million promissory note impairment that occurred during fiscal 2017, partially offset by unfavorable fair value changes on investments held in our benefit plans.

Leidos Holdings, Inc. Annual Report - 36

PART II

Provision for Income Taxes
Our effective tax rate was 22.6%, 4.6% and 7.4% in fiscal 2019, 2018 and 2017, respectively. The Company's effective tax rate for fiscal 2019 was favorably impacted primarily by excess tax benefits related to employee stock-based payment transactions and federal research tax credits, partially offset by an increase in valuation allowances arising from foreign withholding tax and an increase in taxes related to the sale of the commercial cybersecurity business.
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
The effective tax rate for fiscal 2017 was favorably impacted primarily by the Tax Cuts and Jobs Act’s reduction of the federal corporate tax rate from 35% to 21% applied to our fiscal 2017 year-end deferred tax balances and excess tax benefits related to employee stock-based payment transactions, partially offset by the impact of certain capitalized transaction costs.
Non-controlling Interest
We have an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which includes 41% purchased from Jacobs Group, LLC on January 26, 2018. We include the financial results for MSA in our consolidated financial statements. Net income attributable to non-controlling interest for fiscal 2019 and fiscal 2018 was $3 million and $1 million, respectively, compared to net loss attributable to non-controlling interest of $2 million for fiscal 2017.
Bookings and Backlog
We had net bookings of $14.5 billion and $13.7 billion during fiscal 2019 and 2018, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
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

Leidos Holdings, Inc. Annual Report - 37

PART II

The estimated value of our total backlog for the periods presented was as follows:

	January 3, 2020	December 28, 2018
	(in millions)
Defense Solutions:
Funded backlog	$2,417	$2,821
Negotiated unfunded backlog	9,150	6,925
Total Defense Solutions backlog	$11,567	$9,746
Civil:
Funded backlog	$1,913	$2,304
Negotiated unfunded backlog	5,802	5,045
Total Civil backlog	$7,715	$7,349
Health:
Funded backlog	$1,083	$1,254
Negotiated unfunded backlog	3,725	2,483
Total Health backlog	$4,808	$3,737
Total:
Funded backlog	$5,413	$6,379
Negotiated unfunded backlog	18,677	14,453
Total backlog	$24,090	$20,832
Total backlog at December 28, 2018 included $165 million within our Civil segment attributable to our held for sale commercial cybersecurity business (see "Note 7—Divestitures" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K).
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

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
Cost-reimbursement and fixed-price-incentive-fee	54%	54%	56%
Firm-fixed-price	33	31	28
Time-and-materials and fixed-price-level-of-effort	13	15	16
Total	100%	100%	100%

Leidos Holdings, Inc. Annual Report - 38

PART II

Liquidity and Capital Resources
Overview of Liquidity
As of January 3, 2020, we had $668 million in cash and cash equivalents. In addition, we have a secured revolving credit facility which can provide up to $750 million in secured borrowing capacity, if required. During fiscal 2019 and 2018, there were no borrowings outstanding under the credit facility and we were in compliance with the financial covenants.
At January 3, 2020 and December 28, 2018, we had outstanding debt of $3.0 billion and $3.1 billion, respectively. The notes outstanding as of January 3, 2020, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of January 3, 2020. During fiscal 2019, 2018 and 2017, we made $80 million, $59 million, and $209 million of principal payments, respectively, on our long-term debt. This activity included $69 million, $46 million and $76 million of principal payments on our senior secured term loans during fiscal 2019, 2018 and 2017, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our credit agreements. In addition to the required quarterly payments, we prepaid $130 million on our senior secured term loans during fiscal 2017.
We paid dividends of $198 million for fiscal 2019, 2018 and 2017.
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
During fiscal 2019 and 2018, we entered into ASR agreements with a financial institution, whereby we paid an aggregate of $400 million and $250 million, respectively, and received approximately 6 million and 4 million shares, respectively, of Leidos outstanding shares (see "Note 19—Earnings Per Share" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The purchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Additionally, during fiscal 2019 and 2018, we made open market repurchases of our common stock for an aggregate purchase price of $25 million and $167 million, respectively. During fiscal 2017, there were no open market repurchases of our common stock.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances and, if needed, borrowings from our revolving credit facility.
On January 17, 2020 (the "Closing Date"), we entered into a Credit Agreement with certain financial institutions, which provides for a senior unsecured term loan A facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility. We used the proceeds of the Term Loan Facility and cash on hand on the Closing Date to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the Credit Agreements entered into in August 2016. Additionally, on January 31, 2020, in connection with the acquisition of Dynetics, Inc. ("Dynetics"), we entered into a Bridge Credit Agreement with certain financial institutions, which provides for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion (the "Bridge Facility"). We used the proceeds of the Bridge Facility and cash on hand to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens. See "Note 27—Subsequent Events" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K for further details regarding these transactions.

Leidos Holdings, Inc. Annual Report - 39

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Net cash provided by operating activities	$992	$768	$526
Net cash provided by (used in) investing activities	65	(114)	(71)
Net cash used in financing activities	(709)	(707)	(429)
Net increase (decrease) in cash, cash equivalents and restricted cash	$348	$(53)	$26
Net cash provided by operating activities increased $224 million for fiscal 2019 as compared to fiscal 2018. The increase was primarily due to more favorable timing of working capital changes including higher advance payments from customers, $59 million received for the Greek arbitration award and lower payments for integration and restructuring costs. These activities were partially offset by higher tax payments, the timing of interest payments and $60 million of proceeds received from the termination of interest rate swaps in the prior year.
Net cash provided by operating activities increased $242 million for fiscal 2018 as compared to fiscal 2017. The increase was primarily due to lower payments for taxes, integration and restructuring costs and proceeds received from the termination of interest rate swaps. This was partially offset by $24 million of cash paid related to the 2016 acquisition of Lockheed Martin's Information Systems & Global Solutions business ("IS&GS Business").
Net cash provided by investing activities increased $179 million for fiscal 2019 as compared to fiscal 2018. The increase was primarily due to $178 million of proceeds received for the dispositions of our commercial cybersecurity and health staff augmentation businesses, $96 million of proceeds received for the sale of real estate properties and $81 million of cash paid in the prior year related to our 2016 acquisition. These activities were partially offset by $94 million of cash paid related to the acquisition of IMX, higher purchases of property, equipment and software and lower proceeds from promissory notes.
Net cash used in investing activities increased $43 million for fiscal 2018 as compared to fiscal 2017. The increase was primarily due to $81 million of cash paid related to the 2016 acquisition of the IS&GS Business, partially offset by $40 million of proceeds from the settlement of a promissory note.
Net cash used in financing activities increased $2 million for fiscal 2019 as compared to fiscal 2018. The increase was primarily due to the timing of debt payments and higher stock repurchases, partially offset by $23 million of cash paid related to a tax indemnification in the prior year and the timing of issuances of stock.
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

Leidos Holdings, Inc. Annual Report - 40

PART II

Contractual Obligations
The following table summarizes, as of January 3, 2020, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Total	2020	2021	2022	2023	2024	2025 and thereafter
	(in millions)
Contractual obligations(1):
Long-term debt (including current portion)(2)	$3,954	$627	$206	$203	$709	$102	$2,107
Operating lease obligations	516	145	91	74	54	39	113
Finance lease obligations	7	5	1	—	—	—	1
Other long-term liabilities(3)	168	9	23	8	9	7	112
Total contractual obligations	$4,645	$786	$321	$285	$772	$148	$2,333

(1)	We have excluded purchase orders for services or products to be delivered pursuant to U.S. government contracts for which we are entitled to full recourse under normal contract termination clauses.

(2)
Includes total interest payments on our outstanding debt. Interest payments represent $113 million, $104 million, $101 million, $90 million and $91 million of the balance for fiscal 2020, 2021, 2022, 2023 and 2024, respectively, and $441 million for fiscal 2025 and thereafter. The total interest payments on our outstanding term loan debt are calculated based on the stated variable rates of the notes as of January 3, 2020. The total interest payments on our outstanding senior fixed rate secured and unsecured notes are calculated based on the stated fixed rates and do not reflect the variable interest component due to the interest rate swap agreements.

(3)
Other long-term liabilities were allocated by fiscal year as follows: liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $1 million and $4 million of other tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due. There is no obligation included for our foreign defined benefit pension plan, as the plan is overfunded as of January 3, 2020. For a discussion of potential changes in these pension obligations, see "Note 22—Retirement Plans" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 13—Leases," "Note 25—Contingencies" and "Note 26—Commitments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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

•	Revenue Recognition

•	Goodwill and Intangible Assets Impairment

•	Income Taxes

Leidos Holdings, Inc. Annual Report - 41

PART II

Revenue Recognition
Our revenues from contracts with customers are from offerings including cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and U.S. commercial customers.
We perform under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts.
To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an IDIQ award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications for us generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. We exclude any taxes collected or imposed when determining the transaction price.
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
We allocate the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of our performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, we use prices from other standalone sales. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.

Leidos Holdings, Inc. Annual Report - 42

PART II

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
On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, we include in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE and cost-plus-fixed-fee, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, do not have inventory risk and do not have discretion in establishing the price for the goods or service, we recognize revenue on a net basis.
Goodwill and Intangible Assets Impairment
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets, net collectively represent 58% and 63% of our total assets as of fiscal 2019 and 2018, respectively.
Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During fiscal 2019 and 2018, we had six and five reporting units, respectively, for the purpose of testing goodwill for impairment.
Estimating the fair value of a reporting unit and intangibles requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting units and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Leidos Holdings, Inc. Annual Report - 43

PART II

Income Taxes
We account for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.
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
We recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our income tax expense.
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
Debt and derivatives
At January 3, 2020 and December 28, 2018, we had $3.0 billion and $3.1 billion, respectively, of long-term debt, which included $1.9 billion and $2.0 billion, respectively, of senior secured term loans that have variable stated interest rates that are determined based on the LIBOR rate plus a margin. As a result, we may experience fluctuations in interest expense.
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior secured term loans ("Variable Rate Loans"). Under the terms of the interest rate swap agreements, we receive variable interest payments based on the one-month LIBOR rate and pay interest at a fixed rate. During fiscal 2018, we terminated our existing interest rate swaps and entered into new interest rate swap agreements, which mature in August 2025 and have a fixed interest rate of 3.00%, to hedge the cash flows of $1.5 billion of our Variable Rate Loans. The interest rate swap agreements effectively converted a portion of our variable rate borrowings to fixed rate borrowings. As of January 3, 2020, and December 28, 2018, the fair value of our interest rate swap agreements with respect to our variable rate senior secured loans was a liability of $75 million and $32 million, respectively.

Leidos Holdings, Inc. Annual Report - 44

PART II

Additionally, we have interest rate swap agreements with respect to all of the $450 million aggregate principal outstanding on our fixed rate 4.45% notes maturing in December 2020. The interest rate swap agreements effectively converted a portion of our fixed-rate debt to floating-rate debt tied to the changes in the six-month LIBOR benchmark interest rate. As a result, we may experience fluctuations in interest expense. Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate. As of January 3, 2020, and December 28, 2018, the fair value of our interest rate swaps with respect to our fixed rate debt was a $2 million asset and a $3 million liability, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. The net hypothetical 10% movement in the six-month and one-month LIBOR rates would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see "Note 15—Derivative Instruments" and "Note 16—Debt," respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Cash and Cash Equivalents
As of January 3, 2020, and December 28, 2018, our cash and cash equivalents included investments in several large institutional money market funds and bank deposits. For fiscal 2019 and fiscal 2018, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 8% of total revenues for fiscal 2019 and 9% of total revenues for fiscal 2018 and 2017.

Leidos Holdings, Inc. Annual Report - 45

PART II

Item 8. Financial Statements and Supplementary Data

LEIDOS HOLDINGS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of January 3, 2020 and December 28, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the fiscal years ended January 3, 2020, December 28, 2018, and December 29, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2020 and December 28, 2018, and the results of its operations and its cash flows for the fiscal years ended January 3, 2020, December 28, 2018, and December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenues - Refer to Note 3 and Note 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. The accounting conclusions for contracts involves judgment, particularly as it relates to determining whether multiple promises within a single contract are highly interrelated and represent a single performance obligation and whether or not the Company is acting as a principal in the fulfillment of the identified performance obligations on certain contracts.

Leidos Holdings, Inc. Annual Report - 47

On firm-fixed-price (FFP) contracts requiring system integration, and cost-plus contracts with variable consideration, revenue is recognized over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation.
Given the judgments necessary to determine whether multiple promises within a single contract represent a single performance obligation, whether or not the Company is acting as principal in the fulfillment of the identified performance obligations on certain contracts, and estimates of total costs for the performance obligations that recognize revenue using the cost-to-cost method, auditing such accounting conclusions and estimates required extensive audit effort due to the volume and complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusions regarding whether multiple promises within a single contract represent a single performance obligation, whether or not the Company is acting as a principal or an agent in fulfilling identified performance obligations on certain contracts, and estimates of total costs for the performance obligations that recognize revenue using the cost-to-cost method included the following, among others:

•
We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs for identified performance obligations.

•	We tested recorded revenue using a combination of analytical procedures and detailed contract testing.

•	For a selection of contracts, including all new significant contracts, we performed elements of the following for each contract:

◦	Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles, by:

▪	Inspecting the executed contract to verify that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.

▪
Evaluating the contract within the context of the five-step model prescribed by ASC 606 and that management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is acting as principal in the fulfillment of the identified performance obligations.

▪	Involving industry experts in evaluating the appropriateness of management’s conclusions.

◦	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

•
We analyzed cumulative adjustments recorded during the year and tested a sample to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 18, 2020
We have served as the Company's auditor since fiscal 2000.

Leidos Holdings, Inc. Annual Report - 48

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 3, 2020	December 28, 2018
	(in millions)
ASSETS
Cash and cash equivalents	$668	$327
Receivables, net	1,734	1,877
Other current assets	410	543
Assets held for sale	—	92
Total current assets	2,812	2,839
Property, plant and equipment, net	287	237
Intangible assets, net	530	652
Goodwill	4,912	4,860
Operating lease right-of-use assets, net	400	—
Other assets	426	182
	$9,367	$8,770
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,837	$1,491
Accrued payroll and employee benefits	435	473
Long-term debt, current portion	61	72
Liabilities held for sale	—	23
Total current liabilities	2,333	2,059
Long-term debt, net of current portion	2,925	3,052
Operating lease liabilities	326	—
Deferred tax liabilities	184	170
Other long-term liabilities	182	178
Commitments and contingencies (Notes 13, 25 and 26)
Stockholders’ equity:
Preferred stock, $.0001 par value, 10 million shares authorized and no shares issued and outstanding at January 3, 2020 and December 28, 2018	—	—
Common stock, $.0001 par value, 500 million shares authorized, 141 million and 146 million shares issued and outstanding at January 3, 2020 and December 28, 2018, respectively	—	—
Additional paid-in capital	2,587	2,966
Retained earnings	896	372
Accumulated other comprehensive loss	(70)	(30)
Total Leidos stockholders’ equity	3,413	3,308
Non-controlling interest	4	3
Total equity	3,417	3,311
	$9,367	$8,770

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 49

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions, except per share amounts)
Revenues	$11,094	$10,194	$10,170
Cost of revenues	9,546	8,690	8,738
Selling, general and administrative expenses	689	729	737
Bad debt expense and recoveries	(40)	—	10
Acquisition, integration and restructuring costs	5	37	139
Asset impairment charges	—	7	—
Equity earnings of non-consolidated subsidiaries	(18)	(18)	(13)
Operating income	912	749	559
Non-operating expense:
Interest expense, net	(133)	(138)	(140)
Other income (expense), net	87	(1)	(26)
Income before income taxes	866	610	393
Income tax expense	(196)	(28)	(29)
Net income	670	582	364
Less: net income (loss) attributable to non-controlling interest	3	1	(2)
Net income attributable to Leidos common stockholders	$667	$581	$366

Earnings per share:
Basic	$4.66	$3.85	$2.41
Diluted	4.60	3.80	2.38

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 50

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Net income	$670	$582	$364
Foreign currency translation adjustments	8	(61)	24
Unrecognized (loss) gain on derivative instruments	(47)	(10)	4
Pension adjustments	(1)	(1)	9
Total other comprehensive (loss) income, net of taxes	(40)	(72)	37
Comprehensive income	630	510	401
Less: comprehensive income (loss) attributable to non-controlling interest	3	1	(2)
Comprehensive income attributable to Leidos common stockholders	$627	$509	$403

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 51

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive (loss) income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total

	(in millions, except for per share amounts)
Balance at December 30, 2016	150	$3,316	$(177)	$(4)	$3,135	$12	$3,147
Net income (loss)	—	—	366	—	366	(2)	364
Other comprehensive income, net of taxes	—	—	—	37	37	—	37
Issuances of stock (less forfeitures)	1	16	—	—	16	—	16
Repurchases of stock and other	—	(31)	—	—	(31)	—	(31)
Dividends of $1.28 per share	—	—	(196)	—	(196)	—	(196)
Stock-based compensation	—	43	—	—	43	—	43
Adjustment to original purchase price allocation	—	—	—	—	—	3	3
Balance at December 29, 2017	151	3,344	(7)	33	3,370	13	3,383
Cumulative adjustments related to ASU adoptions	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	581	—	581	1	582
Other comprehensive loss, net of taxes	—	—	—	(72)	(72)	—	(72)
Issuances of stock (less forfeitures)	1	17	—	—	17	—	17
Repurchases of stock and other	(6)	(438)	—	—	(438)	—	(438)
Dividends of $1.28 per share	—	—	(194)	—	(194)	—	(194)
Stock-based compensation	—	44	—	—	44	—	44
Purchase of a noncontrolling interest	—	(1)	—	—	(1)	(10)	(11)
Other	—	—	—	—	—	(1)	(1)
Balance at December 28, 2018	146	2,966	372	(30)	3,308	3	3,311
Cumulative adjustments related to ASU adoptions	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	667	—	667	3	670
Other comprehensive loss, net of taxes	—	—	—	(40)	(40)	—	(40)
Issuances of stock (less forfeitures)	1	28	—	—	28	—	28
Repurchases of stock and other	(6)	(458)	—	—	(458)	—	(458)
Dividends of $1.32 per share	—	—	(191)	—	(191)	—	(191)
Stock-based compensation	—	52	—	—	52	—	52
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417

See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 52

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Cash flows from operations:
Net income	$670	$582	$364
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of businesses	(88)	—	—
Depreciation and amortization	234	257	336
Amortization of equity method investments	11	10	14
Stock-based compensation	52	44	43
Deferred income taxes	18	(49)	132
Bad debt expense	12	—	10
Non-cash interest (income) expense	(10)	6	12
Asset impairment charges	—	7	—
Promissory note impairment	—	—	33
Other	2	2	9
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	116	(58)	(191)
Other current assets	(44)	(73)	(76)
Accounts payable and accrued liabilities	116	(46)	152
Accrued payroll and employee benefits	(29)	(12)	8
Income taxes receivable/payable	34	10	(283)
Other long-term assets	(49)	56	36
Other long-term liabilities	(53)	32	(73)
Net cash provided by operating activities	992	768	526
Cash flows from investing activities:
Proceeds from disposition of businesses	178	—	—
Payments for property, equipment and software	(121)	(73)	(81)
Net proceeds from sale of assets	96	—	8
Acquisitions of businesses	(94)	(81)	—
Collections on promissory notes	5	40	2
Other	1	—	—
Net cash provided by (used in) investing activities	65	(114)	(71)
Cash flows from financing activities:
Repurchases of stock and other	(458)	(438)	(31)
Dividend payments	(198)	(198)	(198)
Payments of long-term debt	(80)	(59)	(209)
Proceeds from issuances of stock	27	14	13
Payment of tax indemnification liability	—	(23)	—
Proceeds from real estate financing transaction	—	14	—
Other	—	(17)	(4)
Net cash used in financing activities	(709)	(707)	(429)

Leidos Holdings, Inc. Annual Report - 53

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Net increase (decrease) in cash, cash equivalents and restricted cash	348	(53)	26
Cash, cash equivalents and restricted cash at beginning of year	369	422	396
Cash, cash equivalents and restricted cash at end of year	$717	$369	$422
See accompanying notes to consolidated financial statements.

Leidos Holdings, Inc. Annual Report - 54

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, as well as state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). Unless indicated otherwise, references to the "Company," "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. The Company operates in three reportable segments: Defense Solutions, Civil and Health. Additionally, the Company separately presents the unallocable costs associated with corporate functions as Corporate.
The Company has an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which includes 41% purchased from Jacobs Group, LLC on January 26, 2018. The Company consolidates the financial results for MSA into its consolidated financial statements.
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
Effective December 29, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2016-02 using the modified retrospective approach (see "Note 2—Accounting Standards"). Comparative information for the prior fiscal year has not been retrospectively adjusted.
Effective the beginning of fiscal 2019, certain contracts were reassigned between the Civil and Defense Solutions reportable segments (see "Note 24—Business Segments"). While this activity did not have a material impact on the Company's reportable segments, fiscal 2018 and 2017 segment results and disclosures have been recast to reflect this change.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in "Cost of revenues") or general administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. government Cost Accounting Standards ("CAS"). Effective the beginning of fiscal 2018, the Company established a new CAS structure and revised its disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $185 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on the consolidated statements of income for fiscal 2017.
The Company combined "Dividends payable" and "Income taxes payable" with "Accounts payable and accrued liabilities" on the consolidated balance sheets. Additionally, the Company separately disclosed "Deferred income taxes" and "Income taxes receivable/payable", as well as "Other long-term assets" and "Other long-term liabilities", within operating activities on the consolidated statements of cash flows. The Company also combined "Payments for debt issuance and modification costs" and "Payments for non-controlling interest acquired" with "Other" within financing activities on the consolidated statements of cash flows.

Leidos Holdings, Inc. Annual Report - 55

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Accounting Standards
Accounting Standards Updates Adopted
ASU 2016-02, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01, Leases (Topic 842)
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 ("ASC 842") and subsequent updates, which supersedes the lease guidance under Leases (Topic 840) and requires an entity to recognize a right-of-use ("ROU") asset and corresponding lease obligation on the balance sheet, classified as financing or operating, as appropriate. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2018, and should be adopted under the modified retrospective approach.
Effective December 29, 2018, the Company adopted the requirements of ASC 842 using the modified retrospective approach. Comparative information for the prior fiscal year has not been retrospectively adjusted.
As a result of the adoption of the new standard, the Company recorded $433 million and $486 million of ROU assets and lease liabilities, respectively, primarily due to its operating leases, on the Company's consolidated balance sheets. The standard did not have a material impact on the consolidated statements of income and consolidated statements of cash flows. The Company also recorded a $48 million increase in retained earnings due to the cumulative effect of recognizing the gain, net of taxes, related to the sale of the San Diego properties (see "Note 12—Property, Plant and Equipment").
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
The cumulative effect of the changes made to the Company's consolidated balance sheet for the adoption of ASU 2016-02 was as follows:

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

Leidos Holdings, Inc. Annual Report - 56

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-13 Fair Value Measurement (Topic 820)
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" to improve the effectiveness of disclosures in the notes to the financial statements. During the quarter ended January 3, 2020, the Company early adopted the provisions related to disclosure requirements that were removed from Topic 820, including the valuation processes for Level 3 fair value measurements.
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2016-13, ASU 2018-19, ASU 2019-05, and ASU 2019-11 Financial Instruments – Credit Losses (Topic 326)
In June 2016, the FASB issued ASU 2016-13 and subsequent updates, which eliminates the requirement that a credit loss on a financial instrument be "probable" prior to recognition. Instead, a valuation allowance will be recorded to reflect an entity's current estimate of all expected credit losses, based on both historical and forecasted information related to an instrument. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2019, and should be adopted using a modified retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date and loans and debt securities acquired with deteriorated credit quality. Early adoption is permitted.
The Company expects the impacts that this standard update will have on certain financial assets, including trade receivables, note receivables and receivables on sales-type leases and processes to be immaterial.
Note 3—Summary of Significant Accounting Policies
Reporting Periods
Leidos' fiscal year ends on the Friday nearest the end of December. The Company's fiscal 2019 ended January 3, 2020. Fiscal 2019 included 53 weeks and fiscal 2018 and 2017 each included 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, fair value measurements and impairment of intangible assets and goodwill, income taxes, pension benefits, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
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
Investments
Investments in entities and corporate joint ventures where the Company has a non-controlling ownership interest but over which the Company has the ability to exercise significant influence, are accounted for under the equity method of accounting. The Company recognizes its proportionate share of the entities' net income or loss and does not consolidate the entities' assets and liabilities.

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
Divestitures
From time-to-time, the Company may dispose (or management may commit to plans to dispose) of strategic or non-strategic components of the business. Divestitures representing a strategic shift that has (or will have) a major effect in operations and financial results are classified as discontinued operations, whereas non-strategic divestitures remain in continuing operations.
Restructuring Expenses
Restructuring expenses are incurred in connection with programs aimed at reducing the Company's costs and primarily include termination costs associated with headcount reduction.
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
Revenue Recognition
The Company's revenues from contracts with customers are from offerings including cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology, primarily with the U.S. government and its agencies. The Company also serves various state and local governments, foreign governments and U.S. commercial customers.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. The Company excludes any taxes collected or imposed when determining the transaction price.
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

Leidos Holdings, Inc. Annual Report - 59

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, the Company includes in an EAC of a performance obligation future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE and cost-plus-fixed-fee, revenue is generally recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations where the Company is not primarily responsible for fulfilling the promise to provide the goods or service to the customer, does not have inventory risk and does not have discretion in establishing the price for the goods or service, the Company recognizes revenue on a net basis.
Contract Costs
Contract costs generally include direct costs such as labor, materials, subcontract costs and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred unless they qualify for deferral and capitalization. The Company does not incur significant incremental costs to acquire contracts. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA") (see "Note 25—Contingencies").
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
Transition Costs
Under certain service contracts, costs are incurred, usually at the beginning of the contract performance, to transition the services, employees and equipment to or from the customer, the Company's prior contract or prior contractor. These costs are generally capitalized as deferred assets and amortized on a straight-line basis over the anticipated term of the contract, including unexercised option periods that are reasonably certain of being exercised.
Project Assets
Purchases of project assets are capitalized for specific contracts where delivery to a customer has not yet occurred, ownership is maintained by the Company over the life of the contract or the benefit is received over a period of time. Project assets include enterprise software licenses, dedicated hardware, maintenance agreements and significant material purchases and other costs incurred on contracts. Project assets are amortized from the balance sheet using the straight-line method over the estimated useful life of the asset or over the expected term of the period of performance, whichever is shorter.
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

Leidos Holdings, Inc. Annual Report - 60

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions, except for per share amounts)
Favorable impact	$95	$167	$185
Unfavorable impact	(52)	(62)	(82)
Net favorable impact to income before income taxes	$43	$105	$103

Impact on diluted EPS attributable to Leidos common stockholders	$0.23	$0.52	$0.41

The impact on diluted EPS attributable to Leidos common stockholders is calculated using the Company's statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was $56 million and $102 million, respectively. The changes primarily relate to revisions of variable consideration, including award fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
Selling, General and Administrative Expenses
The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in "Cost of revenues") or general and administrative expenses in the same manner as such costs are defined in the Company's disclosure statements under U.S. government CAS.
Selling, general and administrative expenses include general and administrative, bid and proposal and company-funded research and development expenses.
The Company conducts research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $49 million, $46 million and $42 million for fiscal 2019, 2018 and 2017, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Cash and Cash Equivalents
The Company's cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. The Company includes outstanding payments within "Cash and cash equivalents" and correspondingly increases "Accounts payable and accrued liabilities" on the consolidated balance sheets. At January 3, 2020, and December 28, 2018, the Company included $169 million and $56 million, respectively, of outstanding payments within "Cash and cash equivalents."
Restricted Cash
The Company has restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" on the consolidated balance sheets.
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
The Company's cost-reimbursable and T&M contracts are generally billed as costs are incurred. FFP contracts are billed either based on milestones, which are the achievement of specific events as defined in the contract, or based on progress payments, which are interim payments up to a designated amount of costs incurred as work progresses. On certain contracts, the customer withholds a certain percentage of the contract price (retainage). These withheld amounts are included within the Company's unbilled receivables and are billed upon contract completion or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. government is complete. Based on the Company's historical experience, the write-offs of retention balances have not been significant.
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
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits and allocable overhead costs. The majority of finished goods inventory consists of technology and security products, inspection systems and baggage scanning equipment. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory. Inventory balances are included as "Other current assets" in the consolidated balance sheets.

Leidos Holdings, Inc. Annual Report - 62

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company's policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. During fiscal 2019 and 2018, the Company had six and five reporting units, respectively, for the purpose of testing goodwill for impairment.
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
The Company estimates the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed.
Intangible Assets
Acquired intangible assets with finite lives and internally developed software are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Program and contract intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Customer relationships and trade name intangible assets are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
Intangible assets with finite lives are amortized over the following periods:

Estimated useful lives (in years)
Program and contract intangibles	6-11
Software and technology	4-15
Customer relationships	8-10
Trade names	3

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
Certain of the Company’s facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At January 3, 2020, the Company did not have any lease agreements with residual value guarantees.
The Company elected the practical expedient to not separate non-lease components from lease components and instead account for both components as a single lease. The practical expedient was applied to all material classes of leased assets.
The related lease payments on the Company’s short-term facilities and equipment leases are recognized as expense on a straight-line basis over the lease term.

Leidos Holdings, Inc. Annual Report - 64

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the asset exceeds its estimated fair value. This includes an establishment of a plan of abandonment, which occurs when the Company has committed to a plan to abandon the lease before the end of its previously estimated useful life and there is no expectation that the Company will re-enter or re-purpose the space, including the fact that it cannot be subleased or transferred to another program within the Company.
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
Certain arrangements may contain variable payments that depend on an index or rate and are measured using the index or rate on the commencement date. Variable payments that are not included in the net investments are recorded as revenue as incurred. Arrangements may also contain options to renew or extend the performance period. Option periods are included in the lease term if the Company determines that it is reasonably certain the customer will exercise an option.
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
Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive (loss) income in stockholders' equity. Gains and losses due to movements in foreign currency exchange rates are recognized as "Other income (expense), net" on the consolidated statements of income.
Note 4—Revenues
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under IDIQ contracts with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated.
As of January 3, 2020, the Company had $10.9 billion of remaining performance obligations, which are expected to be recognized as revenue in the amounts of $6.6 billion, $1.7 billion and $2.6 billion for fiscal 2020, fiscal 2021 and fiscal 2022 and thereafter, respectively.

Leidos Holdings, Inc. Annual Report - 66

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues
The Company disaggregates revenues by customer-type, contract-type and geographic location for each of its reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Fiscal 2018 amounts have been recast for the contracts that were reassigned between the Defense Solutions and Civil reportable segments (see "Note 24—Business Segments").
Disaggregated revenues by customer-type were as follows:

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$4,660	$174	$491	$5,325
Other government agencies(1)	295	2,681	1,332	4,308
Commercial and non-U.S. customers	411	781	151	1,343
Total	$5,366	$3,636	$1,974	$10,976

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community(2)	$4,359	$128	$386	$4,873
Other government agencies(1)(2)	185	2,380	1,276	3,841
Commercial and non-U.S. customers	422	903	155	1,480
Total	$4,966	$3,411	$1,817	$10,194
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
(2) The Company reclassified $41 million within the Defense Solutions segment from "Other government agencies" to "DoD and U.S. Intelligence Community" to reflect the change in disaggregation of U.S. government customers in fiscal 2019.
The majority of the Company's revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor to other contractors. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$3,697	$1,997	$234	$5,928
Firm-fixed-price	1,203	1,075	1,296	3,574
Time-and-materials and fixed-price-level-of-effort	466	564	444	1,474
Total	$5,366	$3,636	$1,974	$10,976

Leidos Holdings, Inc. Annual Report - 67

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$3,420	$1,860	$189	$5,469
Firm-fixed-price	1,051	984	1,134	3,169
Time-and-materials and fixed-price-level-of-effort	495	567	494	1,556
Total	$4,966	$3,411	$1,817	$10,194

Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also low risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the Company’s exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$4,995	$3,131	$1,974	$10,100
International	371	505	—	876
Total	$5,366	$3,636	$1,974	$10,976

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$4,586	$2,862	$1,817	$9,265
International	380	549	—	929
Total	$4,966	$3,411	$1,817	$10,194

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
For fiscal 2019, revenues by contract-type, customer-type and geographic location exclude $118 million recognized under ASC 842 (see "Note 13—Leases").
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

Leidos Holdings, Inc. Annual Report - 68

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	January 3, 2020	December 28, 2018
		(in millions)
Contract assets - current:
Unbilled receivables(1)	Receivables, net	$735	$818

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$400	$276

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$9	$10
(1) Balances exclude $572 million and $381 million determined to be billable at January 3, 2020, and December 28, 2018, respectively. These amounts are included as billed and billable receivables (see "Note 9—Receivables").
The decrease in unbilled receivables was primarily due to the timing of billings and revenue recognized on certain contracts. The increase in deferred revenue was primarily due to the timing of advance payments from customers partially offset by revenue recognized during the period.
During fiscal 2019 and 2018, the Company recognized revenues of $207 million and $208 million, respectively, relating to amounts that were included as a contract liability at December 28, 2018 and December 30, 2017 (date of adoption).
The Company did not recognize any impairment losses on contract assets during fiscal 2019 and 2018.
Note 6—Acquisitions
The Company may acquire businesses as part of its growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2019, the Company completed the acquisition of IMX Medical Management Services, Inc. and its affiliated businesses ("IMX"). During fiscal 2016, the Company completed the acquisition of Lockheed Martin's Information Systems & Global Solutions business ("IS&GS Business").
On January 31, 2020, the Company completed the acquisition of Dynetics, Inc. ("Dynetics"), an industry-leading applied research and national security solutions company. Additionally, on February 3, 2020, the Company entered into a definitive agreement to acquire L3Harris Technologies' ("L3Harris") security detection and automation businesses (see "Note 27—Subsequent Events").
IMX Acquisition
On August 15, 2019, the Company completed the acquisition of IMX for preliminary purchase consideration of $94 million, which included $90 million of cash paid and an additional $4 million paid to extinguish IMX's existing term loans and credit facility balances. The acquisition extends the Company's independent medical evaluation coverage area for commercial and federal customers.
The Company recorded $50 million of goodwill (which is deductible for tax purposes) and $42 million of intangible assets. The intangible assets primarily consist of $41 million for customer relationships. The amortization period for the customer relationships is 10 years.
At January 3, 2020, the Company had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, accounts receivable.
Lockheed Martin Transaction
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with the IS&GS Business in a Reverse Morris Trust transaction (the "IS&GS Transactions").

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
On January 10, 2018, the final amount of the net working capital of the IS&GS Business was determined through a binding arbitration proceeding in accordance with the Separation Agreement with Lockheed Martin. As a result, $24 million was recorded as acquisition costs in the consolidated statements of income for fiscal 2017. On January 18, 2018, the final working capital amount of $105 million was paid to Lockheed Martin, of which $24 million and $81 million was presented as cash flows from operating and investing activities, respectively, on the consolidated statements of cash flows.
During fiscal 2018, a tax indemnification liability of $23 million was paid to Lockheed Martin in accordance with the Tax Matters Agreement, which was presented as cash flows from financing activities on the consolidated statements of cash flows.
The Company incurred the following expenses related to the acquisition and integration of the IS&GS Business:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Acquisition costs	$—	$—	$25
Integration costs	3	29	77
Total acquisition and integration costs	$3	$29	$102

These acquisition and integration costs have been recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statements of income.
Note 7—Divestitures
Health Staff Augmentation Business
On September 12, 2019, the Company's Health segment disposed of its health staff augmentation business that was primarily focused on implementation and optimization services to hospital centers. During the quarter ended January 3, 2020, working capital adjustments were finalized, resulting in a final sales price of $13 million. This consideration included $12 million of cash proceeds and expenses the buyer paid on the Company's behalf. The Company recorded an immaterial loss, net of assets divested of $12 million and transaction costs. The loss was recorded in "Other income (expense), net" on the consolidated statements of income. This disposition did not meet the criteria to be classified as a discontinued operation in the Company's financial statements.
Commercial Cybersecurity Business
On February 20, 2019, the Company's Civil segment disposed of its commercial cybersecurity business in order to focus on providing solutions, including cybersecurity, to the Company's core markets of governments and highly regulated industries. In February 2019, the Company received initial proceeds of $171 million. During the quarter ended June 28, 2019, working capital adjustments were finalized, resulting in a final sales price of $166 million. On September 30, 2019, the Company paid $5 million related to the finalization of net working capital. The Company recorded a pre-tax gain on sale of $88 million, net of $68 million of assets divested and $10 million in transaction related costs. The net assets divested included $14 million of receivables, $57 million of goodwill and $13 million of accounts payable and accrued liabilities. The gain was recorded in "Other income (expense), net" on the consolidated statements of income. This disposition did not meet the criteria to be classified as a discontinued operation in the Company's financial statements.

Leidos Holdings, Inc. Annual Report - 70

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plainfield Renewable Energy Holdings LLC
As part of the sale of its equity interest in Plainfield Renewable Energy Holdings LLC ("Plainfield") in 2015, the Company received a cash payment of $29 million and a secured promissory note of $73 million (the "Note"). In January 2018, the Company entered into negotiations with the equity owners of Plainfield regarding the Plainfield Recapitalization Plan, which resulted in a $40 million net realizable value of the Note as of December 29, 2017. As a result, the Company recorded a $33 million impairment of the Note in fiscal 2017, which was presented in "Other income (expense), net" on the consolidated statements of income.
On August 23, 2018, the Company received proceeds of $40 million in full satisfaction of Plainfield's obligations under the Note.
Note 8—Restructuring Expenses
After the acquisition of the IS&GS Business, the Company began an initiative to reduce its cost structure, which included optimization of its real estate portfolio by vacating certain facilities and consolidating others, and by reducing headcount.
The restructuring expenses related to the acquisition were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Severance costs	$—	$2	$18
Lease termination expenses	1	6	19
Restructuring expenses related to the IS&GS Business	$1	$8	$37

As of January 3, 2020, the Company has recognized $58 million of restructuring expenses relating to the 2016 acquisition of the IS&GS Business. These restructuring expenses have been recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statements of income.
Note 9—Receivables
The components of receivables, net consisted of the following:

	January 3, 2020	December 28, 2018
	(in millions)
Billed and billable receivables	$1,023	$1,067
Unbilled receivables	735	818
Allowance for doubtful accounts	(24)	(8)
	$1,734	$1,877

Leidos Holdings, Inc. Annual Report - 71

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 29, 2017(1)	$2,055	$1,998	$921	$4,974
Foreign currency translation adjustments	(40)	(11)	—	(51)
Transfers to assets held for sale	—	(57)	—	(57)
Adjustment to goodwill	—	(6)	—	(6)
Goodwill at December 28, 2018(1)	2,015	1,924	921	4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX	—	—	50	50
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(4)	8	—	4
Adjustment to goodwill	3	—	—	3
Goodwill at January 3, 2020(1)	$2,039	$1,907	$966	$4,912

(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment, which resulted in the identification of new operating segments and reporting units within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments (see "Note 24—Business Segments"). Consequently, the carrying amount of goodwill was re-allocated among the reporting units for the purpose of testing goodwill for impairment.
In conjunction with the changes mentioned above, the Company evaluated goodwill for impairment using a quantitative step one analysis, both before and after the changes were made, and determined that goodwill was not impaired.
In fiscal 2019, the Company performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary.
In fiscal 2018, the Company performed a qualitative and quantitative analysis on its reporting units. Based on the qualitative analysis performed during the Company's annual impairment evaluation for fiscal 2018 for certain of its reporting units, it was determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of its reporting units, it was determined that the fair value was in excess of the individual reporting units carrying values.
In fiscal 2017, the Company performed a quantitative analysis for all reporting units. It was determined that the fair values of all reporting units exceeded their carrying values.
As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for the periods mentioned above.
During the year ended January 3, 2020 and December 28, 2018, the Company recorded an immaterial correction of $3 million and $6 million, respectively, with respect to fair value of assets and liabilities acquired from the IS&GS Transactions.

Leidos Holdings, Inc. Annual Report - 72

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Intangible Assets
Intangible assets consisted of the following:

	January 3, 2020			December 28, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program and contract intangibles	$1,003	$(536)	$467	$1,003	$(374)	$629
Software and technology	102	(83)	19	93	(74)	19
Customer relationships	45	(6)	39	4	(4)	—
Trade names	1	—	1	—	—	—
Total finite-lived intangible assets	1,151	(625)	526	1,100	(452)	648
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,155	$(625)	$530	$1,104	$(452)	$652

Amortization expense related to intangible assets was $173 million, $201 million and $281 million for fiscal 2019, 2018 and 2017, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of January 3, 2020, is as follows:

Fiscal Year Ending
(in millions)
2020	$133
2021	112
2022	99
2023	78
2024	39
2025 and thereafter	65
$526

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects and other factors.

Leidos Holdings, Inc. Annual Report - 73

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	January 3, 2020	December 28, 2018
	(in millions)
Computers and other equipment	$259	$233
Leasehold improvements	203	206
Office furniture and fixtures	37	36
Buildings and improvements	23	56
Land	4	40
Construction in progress	104	15
	630	586
Less: accumulated depreciation and amortization	(343)	(349)
	$287	$237

Depreciation expense was $61 million, $56 million and $55 million for fiscal 2019, 2018 and 2017, respectively.
Sale and Leaseback Agreements
Gaithersburg, MD Property
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD. The Company received proceeds of $31 million, net of selling costs, for the property, which had a carrying value of $31 million. The term of the lease is expected to end during fiscal 2020.
During the quarter ended March 30, 2018, an impairment charge of $7 million associated with this property was recorded within Corporate.
San Diego, CA Properties
On December 28, 2018, the Company closed the sale and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA for consideration of $79 million, net of selling costs. The carrying value of the land and buildings was $14 million. The Company received cash proceeds of $14 million upon closing, which were recorded as financing activities on the consolidated statements of cash flows, and recognized a short-term receivable for the remaining $65 million of consideration.
Prior to the adoption of ASC 842, the consideration of $79 million was accounted for as a financing transaction and a note payable was recorded. Under ASC 842, the transaction qualified as a sale-leaseback and consequently the debt of $79 million and the carrying value of the property of $14 million, net of the related tax impact of $17 million, were reclassified into retained earnings as a cumulative effect adjustment. The proceeds of $65 million received in fiscal 2019 were recorded as investing activities on the consolidated statements of cash flows.
Former Headquarters
On December 17, 2019, the Company modified the $25 million promissory note received in connection with the sale of the former headquarters in fiscal 2015, thereby extending the maturity date to December 17, 2020, with an option to extend for one additional year. In conjunction with the modification, the Company collected $5 million of principal and $2 million of interest.

Leidos Holdings, Inc. Annual Report - 74

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Leases
Lessee
The Company's ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	January 3, 2020
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$7
Operating leases	Operating lease right-of-use assets, net	400
		$407
Current lease liabilities:
Finance leases	Long-term debt, current portion	$5
Operating leases	Accounts payable and accrued liabilities	132
		$137
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$2
Operating leases	Operating lease liabilities	326
		$328

The Company's total lease cost for the periods presented consisted of the following:

Year Ended
January 3, 2020
(in millions)
Finance lease cost:
Amortization of ROU assets	$8
Interest on lease liabilities	1
9

Operating lease cost(1)	155

Variable lease cost	107
Short-term lease cost	7
Less: Sublease income	(6)
Total lease cost	$272

(1) Includes ROU lease expense of $136 million.
The Company's lease costs and sublease income are included in "Cost of revenues" and "Selling, general and administrative expenses" within the consolidated statements of income.

Leidos Holdings, Inc. Annual Report - 75

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms and discount rates related to leases were as follows:

January 3, 2020
Weighted-average remaining lease term (in years):
Finance leases	2.4
Operating leases	5.7
Weighted-average discount rate:
Finance leases	4.2%
Operating leases	4.1%
Other information related to leases was as follows:

Year Ended
January 3, 2020
(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$1
Operating cash related to operating leases	163
Financing cash flows related to finance leases	8
Lease liabilities arising from obtaining ROU assets:
Operating lease liabilities	$141

The change in ROU assets has been netted with the change in lease liabilities within cash flows from operations on the consolidated statements of cash flows.
The Company's future minimum lease commitments of its finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at January 3, 2020, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2020	$5	$145
2021	1	91
2022	—	74
2023	—	54
2024	—	39
2025 and thereafter	1	113
Total undiscounted cash flows	7	516
Less: imputed interest	—	(58)
Lease liability as of January 3, 2020	$7	$458

On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, VA. The Company will occupy the space for an initial term of 148 months and lease expense will be $11 million for the first lease year, with an annual rent expense increase of 2.5%. The Company currently expects to take occupancy of the building in March 2020, and terminate the lease agreements for its current corporate headquarters in the second quarter of fiscal 2020.

Leidos Holdings, Inc. Annual Report - 76

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures related to periods prior to ASC 842
Rental expense for facilities and equipment for the periods presented were as follows:

	Year Ended
	December 28, 2018	December 29, 2017
	(in millions)
Gross rental expense	$163	$181
Less: sublease income	(1)	(3)
Net rental expense	$162	$178

Future minimum lease commitments and sublease receipts, under non-cancelable operating leases in effect at December 28, 2018, were as follows

Fiscal Year Ending	Capital lease commitments	Operating lease commitments	Sublease receipts
	(in millions)
2019	$3	$144	$3
2020	—	114	1
2021	—	83	1
2022	—	71	—
2023	—	55	—
2024 and thereafter	—	246	—
Total	$3	$713	$5

Lessor
As of January 3, 2020, the Company had a total net investment in sales-type leases, which relates to lease payment receivables, of $57 million. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other assets", respectively, on the Company's consolidated balance sheets.
The components of lease income were as follows:

		Year Ended
	Income statement line item	January 3, 2020
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$84
Cost of underlying asset	Cost of revenues	86
Operating loss		(2)
Interest income on lease receivables	Revenues	6
		4

Operating lease income	Revenues	$28
Total lease income		$32

Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 3, 2020, undiscounted cash flows for sales-type and operating leases for the next five years and thereafter are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2020	$35	$22
2021	20	22
2022	8	22
2023	1	22
2024	1	22
2025 and thereafter	—	—
Total undiscounted cash flows	$65	$110
Present value of lease payments as lease receivables	57
Difference between undiscounted cash flows and discounted cash flows	$8

Note 14—Fair Value Measurements
The Company's financial instruments measured on a recurring basis at fair value consisted of the following:

	January 3, 2020		December 28, 2018
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$2	$2	$—	$—
Financial liabilities:
Derivatives	75	75	35	35

The Company's derivatives consisted of the fair value interest rate swaps on its $450 million fixed rate 4.45% senior secured notes maturing in December 2020, and cash flow interest rate swaps on $1.5 billion of the Company's variable rate senior secured term loans (see "Note 15—Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The Company's financial instruments measured on a recurring basis at fair value also includes its defined benefit plan assets (Level 2 inputs). See "Note 22—Retirement Plans" for further details on these investments.
The carrying amounts of the Company's financial instruments, other than derivatives, which include cash equivalents, accounts receivable, other short-term receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of the Company's note receivable (see "Note 12—Property, Plant and Equipment") of $20 million and $24 million as of January 3, 2020 and December 28, 2018, respectively, approximates fair value as the stated interest rates within the agreements were consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of January 3, 2020, and December 28, 2018, the fair value of debt was $3.1 billion for both periods, and the carrying amount was $3.0 billion and $3.1 billion, respectively (see "Note 16—Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
On August 15, 2019, the Company recorded non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of IMX (see "Note 6—Acquisitions"). The preliminary fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. The Company also had a real estate property measured at fair value (Level 2 inputs) on March 30, 2018, which resulted in an impairment charge of $7 million (see "Note 12—Property, Plant and Equipment"). As of January 3, 2020, and December 28, 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Leidos Holdings, Inc. Annual Report - 78

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Derivative Instruments
The fair value of the Company's interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	January 3, 2020	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other assets	$2	$—

	Liability derivatives
	Balance sheet line item	January 3, 2020	December 28, 2018
		(in millions)
Fair value interest rate swaps	Other long-term liabilities	$—	$3
Cash flow interest rate swaps	Other long-term liabilities	75	32
		$75	$35

The fair value adjustment to the fair value interest rate swap and the underlying debt was an increase of $5 million and a decrease of $3 million for the year ended January 3, 2020, and December 28, 2018, respectively.
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
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (see "Note 16—Debt").
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
	(in millions)
Long-term debt, net of current portion	$452	$447	$2	$(3)

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
The interest rate swap transactions were accounted for as cash flow hedges. The gain (loss) on the swap is reported as a component of other comprehensive income (loss) and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the Company's cash flow hedges on other comprehensive (loss) income and earnings for the periods presented was as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Total interest expense, net presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$133	$138	$140

Amount recognized in other comprehensive (loss) income	$(55)	$(7)	$10
Amount reclassified from accumulated other comprehensive loss to interest expense, net	(7)	(6)	—

The Company expects to reclassify gains of $1 million from accumulated other comprehensive loss into earnings during the next 12 months.

Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Debt
The Company's debt consisted of the following:

	Stated interest rate	Effective interest rate	January 3, 2020(1)	December 28, 2018(1)
			(in millions)
Senior secured notes:
$450 million notes, due December 2020	4.45%	4.53%	$452	$447
$300 million notes, due December 2040	5.95%	6.03%	216	216
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.31%	3.74%	581	617
$310 million Term Loan A, due August 2023	3.31%	3.76%	242	258
$1,131 million Term Loan B, due August 2025	3.56%	3.91%	1,075	1,085
Senior unsecured notes:
$250 million notes, due July 2032	7.13%	7.43%	247	246
$300 million notes, due July 2033	5.50%	5.88%	158	158
Notes payable and finance leases due on various dates through fiscal 2022	2.85%-5.49%	Various	15	97
Total long-term debt			2,986	3,124
Less: current portion			(61)	(72)
Total long-term debt, net of current portion			$2,925	$3,052

(1)
The carrying amounts of the senior secured term loans and notes and unsecured notes as of January 3, 2020, and December 28, 2018, include the remaining principal outstanding of $3,004 million and $3,073 million, respectively, less total unamortized debt discounts and deferred debt issuance costs of $35 million and $43 million, respectively, and a $2 million asset and a $3 million liability, respectively, related to the fair value of the interest rate swaps (see "Note 15—Derivative Instruments").

Senior Term Loans and Notes
In February 2017, Leidos amended the terms of its senior secured $1.1 billion Term Loan B. As a result, the margin on Term Loan B was reduced by 50 basis points to 2.25%. In August 2017, Leidos amended its senior secured term loans and revolving credit facility agreements. These amendments reduced the applicable margins for the revolving credit facility and Term Loans A and B each by 25 basis points. The amendments also include a collateral suspension provision that will permit the secured credit agreements to become unsecured under certain circumstances.
In March 2018, Leidos amended the terms of its senior secured $1.1 billion Term Loan B. As a result, the margin on Term Loan B was reduced by 25 basis points to 1.75%. The repricing of the term loan became effective March 15, 2018.
In August 2018, Leidos amended its senior secured term loans and revolving credit facility agreements. These amendments modified the margin range for the revolving credit facility and Term Loan A loans and extended their maturity dates by one year to August 2023. The amendments also extended the maturity date of Term Loan B by two years to August 2025 and delayed the scheduled increase in quarterly principal payments for Term Loan A by one year to March 2021. Additionally, the senior secured leverage ratio calculation was amended and excludes the lesser of $350 million and the Company's unrestricted cash and cash equivalents.
In November 2018, Leidos amended the terms of its senior secured $310 million Term Loan A and $1.1 billion Term Loan B. As a result, this transaction assigned the remaining Leidos Innovations Corporation term loan debts to Leidos, Inc. No other terms of the original or amended Term Loan A or Term Loan B loan agreements were changed.
The interest rate on the Company's senior secured term loans is determined based on the LIBOR rate plus a margin. During the periods presented, the margin for the Term Loan A loans ranged from 1.25% to 2.00%, depending on the Company's senior secured leverage ratio, and is computed on a quarterly basis. At January 3, 2020, the current margin on Term Loan A was 1.50% and the margin on Term Loan B was 1.75%.

Leidos Holdings, Inc. Annual Report - 81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2019, 2018 and 2017, the Company made $80 million, $59 million, and $209 million of principal payments, respectively, on its long-term debt. This activity included $69 million, $46 million, and $76 million of principal payments on its senior secured term loans during fiscal 2019, 2018 and 2017, respectively. In April 2018, the Company made a required debt prepayment of $10 million on its senior secured term loans. The prepayment was a result of the annual excess cash flow calculation for fiscal 2017. In addition to the principal payments above, the Company prepaid $130 million of its senior secured term loans during fiscal 2017.
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
In connection with the fiscal 2018 and fiscal 2017 amendments, the Company incurred $8 million and $4 million of debt issuance costs, respectively, related to the senior secured term loans and revolving credit facility, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the consolidated balance sheets, respectively. Amortization for the senior secured term loans and notes, unsecured notes and revolving credit facility was $10 million for fiscal 2019 and 2018 and $13 million for fiscal 2017.
The senior secured term loans and notes, unsecured notes and revolving credit facility are fully and unconditionally guaranteed by intercompany guarantees. The senior secured term loans and notes and unsecured notes contain certain customary restrictive covenants, including among other things, restrictions on the Company's ability to create liens and enter into sale and leaseback transactions under certain circumstances. The Company was in compliance with all covenants as of January 3, 2020.
Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2020	$519
2021	103
2022	102
2023	619
2024	11
2025 and thereafter	1,667
Total principal payments	3,021
Less: unamortized debt discount and issuance costs	(35)
Total long-term debt	$2,986

On December 17, 2019, the Company obtained debt financing commitments from various financial institutions in connection with its entry into a Purchase Agreement with Dynetics. The lenders have provided commitments in an amount up to $4.4 billion in the aggregate, consisting of a $1.65 billion senior unsecured 364-day bridge loan facility to support the Dynetics acquisition (the "Dynetics Bridge Facility") and a $2.75 billion senior unsecured 364-day bridge loan facility to support the refinancing of certain credit facilities (the "Refinancing Bridge Facility"). In January 2020, the Company entered into various debt transactions (see "Note 27—Subsequent Events").
As the Company has the ability to consummate and intends to refinance its existing debt, the carrying value of the $450 million senior secured notes maturing in December 2020 has not been reclassified into the current portion of long-term debt and was reflected within “Long-term debt, net of current portion” as of January 3, 2020.
Revolving Credit Facility
Leidos, Inc. has a revolving credit facility providing up to $750 million in secured borrowing capacity at interest rates determined based upon the LIBOR rate plus a margin that is subject to step-down provisions based on the Company's senior secured leverage ratio. The Company refinanced this credit facility during January 2020 (see "Note 27—Subsequent Events"). During fiscal 2019 and 2018, there were no borrowings under the credit facility.

Leidos Holdings, Inc. Annual Report - 82

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit agreements contain certain customary representations and warranties, as well as certain affirmative and negative covenants. The financial covenants define the debt-to-EBITDA ratio that the Company needs to maintain at the end of each quarter. The Company maintains a ratio of total senior secured debt, including borrowings under this credit facility, minus the lesser of $350 million and the Company's unrestricted cash and cash equivalents, to the trailing four quarters of EBITDA (adjusted for certain items as defined in the credit facility) of not more than 3.75 subsequent to February 16, 2019. The Company was in compliance with these financial covenants as of January 3, 2020.
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
Notes Payable
During fiscal 2018, the Company recognized a $79 million note payable related to the sale and leaseback arrangement of its San Diego, CA properties (see "Note 12—Property, Plant and Equipment" for further information). Upon adoption of ASC 842, the transaction qualified as a sale-leaseback and consequently the debt was reclassified into retained earnings as a cumulative effect adjustment.
During fiscal 2017, the Company recognized $21 million of notes payable related to secured borrowings associated with certain contracts within its commercial energy business.
Note 17—Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 30, 2016	$(7)	$10	$(7)	$(4)
Other comprehensive income	36	10	9	55
Taxes	(12)	(6)	—	(18)
Balance at December 29, 2017	17	14	2	33
Cumulative adjustments related to ASU adoptions	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive loss	(65)	(7)	(1)	(73)
Taxes	4	3	—	7
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at December 28, 2018	(41)	14	(3)	(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	$(33)	$(33)	$(4)	$(70)

Reclassifications for unrecognized gain (loss) on derivative instruments are associated with outstanding debt and are recorded in "Interest expense, net" on the consolidated statements of income. See "Note 15—Derivative Instruments" for more information on the Company's interest rate swap agreements.

Leidos Holdings, Inc. Annual Report - 83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications for pension adjustments are recorded in "Selling, general and administrative expenses" on the consolidated statements of income.
Note 18—Composition of Certain Financial Statement Captions

Balance Sheet	January 3, 2020	December 28, 2018
	(in millions)
Other current assets:
Transition costs and project assets(1)	$98	$145
Pre-contract costs	6	41
Other(2)	306	357
	$410	$543
Other assets:
Transition costs and project assets(1)	$207	$22
Equity method investments(3)	19	26
Other(2)	200	134
	$426	$182
Accounts payable and accrued liabilities:
Accrued liabilities	$822	$650
Accounts payable	592	547
Deferred revenue	400	276
Other(2)(4)	23	18
	$1,837	$1,491
Accrued payroll and employee benefits:
Accrued vacation	$232	$225
Salaries, bonuses and amounts withheld from employees’ compensation	203	248
	$435	$473

(1) During the year ended January 3, 2020 and December 28, 2018, the Company recognized $417 million and $146 million, respectively, of amortization related to its transition costs and project assets.
(2) Balance represents items that are not individually significant to disclose separately.
(3) Balances are net of $25 million and $29 million of dividends received during fiscal 2019 and fiscal 2018, respectively, that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.
(4) During the year ended January 3, 2020, the Company combined "Dividends payable and "Income taxes payable" with "Accounts payable and accrued liabilities" on the consolidated balance sheets. As a result, the prior year activity has been reclassified to conform with the current year presentation.

	Year Ended
Income Statement	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Interest expense, net:
Interest expense	$(147)	$(145)	$(148)
Interest income	14	7	8
	$(133)	$(138)	$(140)
Other income (expense), net
Gain on sale of businesses	$88	$—	$—
Promissory note impairment	—	—	(33)
(Loss) gain on foreign currencies	(1)	2	5
Other (expense) income, net	—	(3)	2
	$87	$(1)	$(26)

Leidos Holdings, Inc. Annual Report - 84

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Earnings Per Share ("EPS")
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
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Basic weighted average number of shares outstanding	143	151	152
Dilutive common share equivalents—stock options and other stock awards	2	2	2
Diluted weighted average number of shares outstanding	145	153	154

Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For fiscal 2019 and 2017, there were no significant anti-diluted equity awards. For fiscal 2018, there was 1 million of outstanding stock options and vesting stock awards that were anti-dilutive.
Share Repurchases
In the third quarter of fiscal 2019, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of its outstanding common stock. During the quarter ended September 27, 2019, the Company paid $200 million to the financial institution and received 2.4 million shares related to the ASR agreement. The total number of shares that the Company received under the ASR agreement was based on the volume-weighted-average-price of $84.25 per share for the period August 1, 2019 to September 25, 2019. The purchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
In the first quarter of fiscal 2019, the Company entered into an ASR agreement with a financial institution to repurchase shares of its outstanding common stock. During the quarter ended March 29, 2019, the Company paid $200 million to the financial institution and received an initial delivery of 2.6 million shares. In April 2019, the Company received the final delivery of 0.6 million shares related to the ASR agreement. The total number of shares that the Company received under the ASR agreement was based on the volume-weighted-average-price of $63.52 per share for the period February 21, 2019 to April 29, 2019. The purchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
In the fourth quarter of fiscal 2018, the Company entered into an uncollared ASR agreement with a financial institution to repurchase shares of its outstanding common stock. The Company paid $250 million to the financial institution and received an initial and final delivery of 3.3 million and 0.7 million shares, respectively. The purchase was recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
During fiscal 2019 and 2018, the Company also made open market repurchases of its common stock for an aggregate purchase price of $25 million and $167 million, respectively. All shares repurchased were immediately retired. There were no open market repurchases during fiscal 2017.

Leidos Holdings, Inc. Annual Report - 85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Stock-Based Compensation
Plan Summaries
As of January 3, 2020, the Company had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). Leidos issues new shares upon the issuance of the vesting of stock units or exercising of stock options under these plans.
In fiscal 2017, stockholders approved the 2017 Omnibus Incentive Plan which provides the Company and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. The Company grants service-based awards that generally vest or become exercisable 25% a year over four years or cliff vest in three years. As of January 3, 2020, 4.4 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
The Company offers eligible employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Key Executive Stock Deferral Plan ("KESDP"). Prior to 2013, the Company offered an additional opportunity for deferrals into the Management Stock Compensation Plan ("MSCP"). Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding shares to the plans' participants. Restricted stock units deferred under the KESDP are counted against the total shares available for future issuance under the 2017 Omnibus Incentive Plan. All awards under the MSCP are fully vested and the plan does not provide for a maximum number of shares available for future issuance.
The Company's ESPP allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During the first half of fiscal 2018 and 2017, the discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. Effective the second half of fiscal 2018, the Company increased the discount to 10% of the fair market value on the date of purchase, resulting in the ESPP being compensatory. During fiscal 2019, 2018 and 2017, $25 million, $11 million and $10 million, respectively, was received from ESPP plan participants for the issuance of Leidos' stock. A total of 4.2 million shares remain available for future issuance under the ESPP.
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Total stock-based compensation expense	$52	$44	$43
Tax benefits recognized from stock-based compensation	13	11	17

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
During fiscal 2017, the Company ceased the usage of peer group volatility, as an input into its blended approach to measure expected volatility, and increased the reliance on historical volatility. The revised blended approach includes the Company's weighted average historical and implied volatilities. The Company continued the use of this approach during fiscal 2018 and fiscal 2019.

Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. During fiscal 2017 and fiscal 2018, Leidos utilized the simplified method for the expected term, which represented an appropriate period of time that the options granted were expected to remain outstanding between the weighted-average vesting period and end of the respective contractual term. Upon re-examining the Company's exercise history, the methodology used to calculate the expected term changed in fiscal 2019. Based on actual historical settlement data, the midpoint scenario is utilized with a one-year grant date filter assumption for outstanding options. The Company uses historical data to estimate forfeitures and was derived in the same manner as in the prior years presented.
The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the periods presented were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
Weighted average grant-date fair value	$11.89	$13.85	$11.53
Expected term (in years)	4.4	4.7	4.7
Expected volatility	24.3%	26.6%	29.7%
Risk-free interest rate	2.4%	2.6%	1.9%
Dividend yield	2.2%	2.0%	2.5%

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at December 30, 2016	3.3	$29.77	4.1	$70
Options granted	0.5	53.51
Options forfeited or expired	(0.2)	35.72
Options exercised	(0.8)	27.23		23
Outstanding at December 29, 2017	2.8	$34.38	3.9	$86
Options granted	0.4	63.75
Options forfeited or expired	(0.2)	49.65
Options exercised	(0.6)	30.40		24
Outstanding at December 28, 2018	2.4	$39.41	3.8	$36
Options granted	0.5	63.61
Options forfeited or expired	—	58.08
Options exercised	(0.5)	30.86		21
Outstanding at January 3, 2020	2.4	46.04	3.8	128
Exercisable at January 3, 2020	1.4	$37.04	2.7	$89
Vested and expected to vest in the future as of January 3, 2020	2.4	$45.80	3.8	$126

As of January 3, 2020, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.9 years. Tax benefits from stock options exercised for fiscal 2019, 2018 and 2017 were $5 million, $6 million and $7 million respectively.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of either three to four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.

Leidos Holdings, Inc. Annual Report - 87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at December 30, 2016	2.5	$40.39
Awards granted	0.8	53.91
Awards forfeited	(0.3)	45.89
Awards vested	(1.0)	41.02
Unvested stock awards at December 29, 2017	2.0	$44.96
Awards granted	0.6	64.05
Awards forfeited	(0.2)	42.67
Awards vested	(0.4)	44.60
Unvested stock awards at December 28, 2018	2.0	$50.85
Awards granted	0.6	64.70
Awards forfeited	(0.1)	60.20
Awards vested	(1.1)	44.10
Unvested stock awards at January 3, 2020	1.4	$60.91

As of January 3, 2020, there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock units that vested in fiscal 2019, 2018 and 2017, was $66 million, $22 million and $33 million, respectively. In addition, the fair value of dividend equivalents with respect to restricted stock units that vested in fiscal 2019 and 2018 was $1 million and in fiscal 2017 was $13 million.
Performance-Based Stock Awards
The Company's performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2019, 2018 and 2017, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2019, 2018 and 2017, the Company granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.

Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at December 30, 2016	0.4	$44.44
Awards granted	0.2	57.94
Awards vested	(0.1)	42.85
Unvested at December 29, 2017	0.5	$50.34
Awards granted	0.3	61.43
Awards forfeited	(0.1)	61.81
Awards vested	(0.2)	44.04
Unvested at December 28, 2018	0.5	$57.36
Awards granted	0.2	66.92
Awards forfeited	—	66.72
Awards vested	(0.1)	45.83
Unvested at January 3, 2020	0.6	$63.66

The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2019, 2018 and 2017 was $62.66, $63.76 and $53.58, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2019, 2018 and 2017, was $72.53, $71.50 and $62.30, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
Expected volatility	22.02%	25.37%	27.19%
Risk free rate of return	2.39%	2.35%	1.53%
Weighted average grant date stock price	$62.66	$65.00	$53.73

As of January 3, 2020, there was $12 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of performance-based stock awards that vested in fiscal 2019, 2018 and 2017 was $9 million, $13 million, and $4 million, respectively.
Note 21—Income Taxes
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code. As a result, the Company recorded a preliminary net tax benefit of $115 million in fiscal 2017, and in accordance with Staff Accounting Bulletin No.118, the company decreased its preliminary net tax benefit estimate by $4 million during fiscal 2018.

Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less than 10% of the Company's income before income taxes for fiscal 2019, 2018 and 2017 was earned outside of the United States. The provision for income taxes for the periods presented included the following:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Current:
Federal and foreign	$147	$54	$130
State	31	23	30
Deferred:
Federal and foreign	21	(39)	(141)
State	(3)	(10)	10
Total	$196	$28	$29

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Amount computed at the statutory federal income tax rate	$182	$128	$138
State income taxes, net of federal tax benefit	22	10	31
Excess tax benefits from stock-based compensation	(11)	(9)	(12)
Research and development credits	(11)	(9)	(7)
Change in valuation allowance for deferred tax assets	6	(49)	7
Stock basis in subsidiary held for sale	5	(16)	—
Change in accruals for uncertain tax positions	4	1	—
Dividends paid to employee stock ownership plan	(2)	(2)	(4)
Impact of foreign operations	2	—	(4)
Taxable conversion of a subsidiary	—	(17)	—
Change in statutory federal tax rate	—	(10)	(125)
Capitalized transaction costs	—	—	9
Other	(1)	1	(4)
Total	$196	$28	$29
Effective income tax rate	22.6%	4.6%	7.4%

The Company's effective tax rate for fiscal 2019 was favorably impacted primarily by excess tax benefits related to employee stock-based payment transactions and federal research tax credits, partially offset by an increase in valuation allowances arising from foreign withholding tax and an increase in taxes related to the sale of the commercial cybersecurity business.
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

Leidos Holdings, Inc. Annual Report - 90

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 3, 2020	December 28, 2018
	(in millions)
Operating lease liabilities	$115	$—
Accrued vacation and bonuses	54	48
Reserves	46	57
Deferred compensation	26	25
Credits and net operating losses carryovers	25	31
Vesting stock awards	18	20
Accumulated other comprehensive loss	12	—
Deferred rent and tenant allowances	4	18
Investments	2	18
Deferred gain	—	20
Other	9	13
Total deferred tax assets	311	250
Valuation allowance	(20)	(28)
Deferred tax assets, net of valuation allowance	291	222

Purchased intangible assets	$(339)	$(326)
Operating lease right-of-use assets	(103)	—
Deferred revenue	(17)	(40)
Employee benefit contributions	(6)	(4)
Accumulated other comprehensive income	—	(6)
Partnership interest	—	(2)
Other	(10)	(14)
Total deferred tax liabilities	(475)	(392)
Net deferred tax liabilities	$(184)	$(170)

At January 3, 2020, the Company had state net operating losses of $77 million and state tax credits of $7 million. Both will begin to expire in fiscal 2020; however, the Company expects to utilize $24 million and $7 million of these state net operating losses and state tax credits, respectively. The Company also had foreign net operating losses of $44 million, which do not expire. The Company expects to utilize $9 million of these foreign net operating losses.
Our valuation allowance for deferred tax assets was $20 million and $28 million as of January 3, 2020 and December 28, 2018, respectively. The valuation allowance decreased by $8 million primarily due to the sale of the commercial cybersecurity business and releases related to the expected utilization of certain carryover attributes, partially offset by an increase related to foreign withholding taxes.

Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

	January 3, 2020	December 28, 2018
	(in millions)
Other current assets:
Prepaid income taxes and tax refunds receivable	$24	$43
Accounts payable and accrued liabilities:
Income taxes payable	$19	$3
Deferred tax liabilities	184	170
Other long-term liabilities:
Unrecognized tax benefits	$1	$3

The Company's unrecognized tax benefits are primarily related to certain recurring deductions customary for the Company’s industry. The changes in the unrecognized tax benefits, excluding $1 million of accrued interest and penalties for fiscal 2018 and 2017, were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Unrecognized tax benefits at beginning of year	$6	$10	$9
Additions for tax positions related to current year	—	3	2
Additions for tax positions related to prior years	11	—	2
Reductions for tax positions related to prior years(1)	(1)	(5)	(2)
Settlements with taxing authorities(1)	(11)	(2)	(1)
Unrecognized tax benefits at end of year	$5	$6	$10
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$4	$6	$7

(1) Settlements with taxing authorities for fiscal 2018 and 2017 have been reclassified from "Reductions for tax positions related to prior years" to "Settlements with taxing authorities" to reflect the current year change in presentation.
At January 3, 2020, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $5 million, $1 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At December 28, 2018, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $7 million, $3 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets. At December 29, 2017, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $11 million, $7 million of which were classified as other long-term liabilities on the Company's consolidated balance sheets.
The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Process, a real-time audit of the Company's consolidated federal corporate income tax return. The IRS has examined the Company's consolidated federal income tax returns through the year ended December 29, 2017. With a few exceptions, as of January 3, 2020, the Company is no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ending on or before January 1, 2016.

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
Note 22—Retirement Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan, the Leidos, Inc. Retirement Plan, which is both a 401(k) plan and an employee stock ownership plan in which most employees are eligible to participate. This plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. Company contributions were $105 million for fiscal 2019 and $94 million for fiscal 2018 and 2017.
Deferred Compensation Plans
The Company maintains three deferred compensation plans, the Keystaff Deferral Plan ("KDP"), the KESDP and the MSCP (the "Plans"), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The deferred compensation plans allow eligible participants to elect to defer a portion of their salary, and all or a portion of certain bonuses, including restricted stock unit awards. Directors may also elect to defer their cash compensation in addition to their restricted stock unit awards. Deferred balances in the Plans are paid in lump sum or installments upon retirement, termination or the elected specified date.
The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and investments. The Company maintains a rabbi trust for the purpose of funding benefit payments to the KDP participants. Participants may allocate deferred salary and cash bonus amounts into a variety of designated investment options, with gains and losses based on the elected investment option performance with the participant assuming all risks related to future returns of their contributions.
Under the KESDP, eligible participants may also elect to defer in share units all or a portion of certain cash bonuses and restricted stock unit awards granted under the previous 2006 Equity Incentive Plan and the current 2017 Omnibus Incentive Plan (see "Note 20—Stock-Based Compensation"). Under the MSCP, restricted stock share units are fully vested and no further deferrals into the plan are made. The Company makes no contributions to the accounts of KESDP or MSCP participants. Benefits from the KESDP and MSCP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP and MSCP participants.
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
The projected benefit obligation as of January 3, 2020, and December 28, 2018, was $121 million and $103 million, respectively. The increase in the projected benefit obligation was primarily due to a loss resulting from changes in assumptions used in the valuation and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The fair value of plan assets as of January 3, 2020, and December 28, 2018, was $139 million and $115 million, respectively. The plan funding status was overfunded $18 million and $12 million as of January 3, 2020, and December 28, 2018, respectively, and included within "Other assets" on the consolidated balance sheets.

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
Note 23—Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$172	$133	$133
Cash paid for income taxes, net of refunds	142	70	214
Non-cash investing activity:
Fixed asset additions	$27	$—	$—
Non-cash financing activity:
Real estate financing transaction	$—	$65	$—
Notes payable and capital lease obligations	—	—	27
The following is a reconciliation of cash and cash equivalents, as reported within the consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the consolidated statements of cash flows:

	January 3, 2020	December 28, 2018
	(in millions)
Cash and cash equivalents	$668	$327
Restricted cash	49	42
Total cash, cash equivalents and restricted cash	$717	$369

The restricted cash is recorded within "Other current assets" in the Company's consolidated balance sheets.
The restricted cash is primarily comprised of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.

Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24—Business Segments
The Company's operations and reportable segments are organized around the customers and markets it serves. The Company defines its reportable segments based on the way the chief operating decision maker ("CODM"), currently its Chairman and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
The Company's business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, the Company separately presents the unallocable costs associated with corporate functions as Corporate. Effective the beginning of fiscal 2019, the Company changed the composition of its Defense Solutions reportable segment to better align the operations within the reportable segment to the customers it serves. This resulted in the identification of new operating segments within Defense Solutions. In addition, certain contracts were reassigned between the Civil and Defense Solutions reportable segments. While this activity did not have a material impact on the Company's reportable segments, prior year segment results have been recast to reflect this change.
Defense Solutions is focused on rapidly deploying agile, cost-effective solutions to meet the ever-changing missions of the Company's customers in the areas of intelligence surveillance and reconnaissance, enterprise IT, integrated systems, cybersecurity and global services. Defense Solutions provides a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. The Company's solutions deliver innovative technology, large-scale intelligence systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
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

Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes business segment information for the periods presented:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
	(in millions)
Revenues:
Defense Solutions	$5,367	$4,966	$4,989
Civil	3,729	3,411	3,379
Health	1,998	1,817	1,802
Total revenues	$11,094	$10,194	$10,170

Operating income (loss):
Defense Solutions	$407	$353	$312
Civil	295	284	221
Health	242	230	228
Corporate	(32)	(118)	(202)
Total operating income	$912	$749	$559

Amortization of intangible assets:
Defense Solutions	$60	$68	$108
Civil	67	87	132
Health	46	46	41
Total amortization of intangible assets	$173	$201	$281

The financial performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income (expense), net," and "Income tax expense," as reported in the consolidated financial statements are not allocated to the Company's segments. Under U.S. government CAS, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated out to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.
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
The Company's revenues are largely attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. The percentages of total revenues for the U.S. government, its agencies and other customers comprising more than 10% of total revenues in any of the periods for the periods presented were as follows:

	Year Ended
	January 3, 2020	December 28, 2018	December 29, 2017
U.S. Government	87%	85%	84%
DoD and U.S. Intelligence Community	48%	48%	48%
U.S. Army	11%	13%	13%

Leidos Holdings, Inc. Annual Report - 96

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25—Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. (“LMSI”) under a subcontract to MSA constituted alleged affiliate fees in violation of the FAR. Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute. On February 8, 2019, the Department of Justice filed a complaint in the United States District Court for the Eastern District of Washington against MSA, Lockheed Martin Corporation, Lockheed Martin Services, Inc. and a Lockheed Martin employee ("Defendants"). The complaint alleges violations of the False Claims Act, the Anti-Kickback Act, breach of contract with DoE, among other things. On January 13, 2020, the Defendants' motions to dismiss were granted in part and denied in part. Litigation will proceed for the False Claims Act and other common law claims, although the Anti-Kickback Act claim has been dismissed with prejudice. The U.S. Attorney's office had previously advised that a parallel criminal investigation was open, although no subjects or targets of the investigation had been identified. The U.S. Attorney's office has informed MSA that it has closed the criminal investigation.
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals ("CBCA"), which was stayed pending resolution of the False Claims Act matter. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. On December 10, 2019, MSA received a second final decision by the DoE contracting officer, estimating approximately $29 million in alleged unallowable profit and associated general and administrative costs during the period from 2015 to 2016 by LMSI. MSA filed an appeal of the second contracting officer's decision, which has been consolidated with the prior proceeding before the CBCA and stayed pending resolution of the False Claims Act matter. The DoE and MSA also executed an agreement to defer the entire amount of the disallowed costs from the second contracting officer's final decision until the CBCA proceedings are finally resolved. The Company has agreed to indemnify Jacobs Group, LLC and Centerra Group, LLC for any liability MSA incurs in this matter. Under the terms of the Separation Agreement, Lockheed Martin agreed to indemnify the Company for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter.
At January 3, 2020, the Company had a liability of $39 million recorded in the consolidated balance sheets for this matter. The amount of possible loss ultimately incurred, if any, is subject to a range of complex factors and potential outcomes that remain to be determined, including information gathered during the course of litigation, pretrial and trial rulings and other litigation-related developments.

Leidos Holdings, Inc. Annual Report - 97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against the Company and several former executives relating to the Company's contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that the Company and individual defendants made misleading statements or omissions about the Company's revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. The Company filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted the Company's request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by the Company. On October 2, 2019, the court granted preliminary approval of the proposed settlement. The amounts payable by the Company are covered by an insurance policy.
Greek Government Contract
In 2003, the Company entered into an FFP contract with the Hellenic Republic of Greece to provide a Command, Control, Communications, Coordination and Integration System. The Greek government disputed the contract balance owed to the Company and withheld payment. In 2013, the Company received an arbitral award by the International Chamber of Commerce. In 2017, the U.S. District Court granted an order to enforce the arbitration award and entered judgment in the Company's favor. The Company subsequently commenced enforcement proceedings against the Greek government. On September 10, 2019, the Company received $59 million on behalf of Leidos and its subcontractors, substantially, though not entirely, resolving the Company's claim.
Arbitration Proceeding
The Company is a party to an arbitration proceeding involving a claim by Lockheed Martin for indemnification for $56 million in taxes attributable to deferred revenue recognized as a result of the IS&GS Transactions. Based on the arguments advanced to date, the Company believes that the claim appears to be without merit and intends to vigorously defend itself in arbitration. The Company does not believe that a material loss is probable, and has therefore not recorded any liability for this matter.
Other
The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company's management, based upon current information, will likely have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple's petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the court on October 1, 2019. On December 27, 2019, Apple filed a petition in the Apple I matter for a writ of certiorari with the United States Supreme Court.

Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages award in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages.
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
The Company does not have any assets or liabilities recorded in connection with this matter as of January 3, 2020.
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
As of January 3, 2020, indirect cost audits by the DCAA remain open for fiscal 2013 and subsequent fiscal years. Although the Company has recorded contract revenues based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed the Company's estimates, its profitability would be adversely affected. As of January 3, 2020, the Company believes it has adequately reserved for potential adjustments from audits or reviews of contract costs.
In February 2019, the Company executed an external restructuring advance agreement with the DoD in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which allows the Company to recover certain specified external restructuring costs.
Note 26—Commitments
The Company has outstanding letters of credit of $66 million as of January 3, 2020, principally related to performance guarantees on contracts. The Company also has outstanding surety bonds with a notional amount of $57 million as of January 3, 2020, principally related to performance and subcontractor payment bonds on the Company's contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the next three fiscal years.

Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reston, VA Lease Agreement
On January 24, 2018, the Company entered into a lease agreement with its current lessor for office space in a building to be constructed to function as the Company's new corporate headquarters in Reston, VA (see "Note 13—Leases").
Gaithersburg, MD Lease Agreement
On December 31, 2018, the Company closed the sale and leaseback agreement relating to its land and building in Gaithersburg, MD (see "Note 12—Property, Plant and Equipment").
San Diego, CA Lease Agreement
On December 28, 2018, the Company closed the sales and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA (see "Note 12—Property, Plant and Equipment").
Note 27—Subsequent Events
Debt Financing
On January 17, 2020 (the “Closing Date"), the Company entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provides for a senior unsecured term loan A facility in an aggregate principal amount of $1.9 billion (the “Term Loan Facility”) and a $750 million senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). As a result of the Credit Agreement, the Refinancing Bridge Facility was terminated without being funded. The Credit Facilities will mature five years from the Closing Date, subject to up to two additional one year extensions.
The Company used the proceeds of the Term Loan Facility and cash on hand on the Closing Date to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the Credit Agreements entered into in August 2016 ("the Terminated Credit Agreements"). The obligations under the Credit Agreement are guaranteed by intercompany guarantees. As a result of the termination of the liens under the Terminated Credit Agreements, the liens securing the Company’s outstanding $450 million notes due 2020 and $300 million notes due 2040 were also released and such notes are now the Company’s senior unsecured obligations.
Borrowings under the Credit Agreement bear interest at a rate determined, at the Company's option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on the credit rating of the Borrower.
Sale of Accounts Receivable
During 2019, the Company entered into a Master Accounts Receivable Purchase Agreement with a financial institution which provides the Company the election to sell accounts receivable, at a discount, up to a maximum of $200 million. This agreement is an uncommitted facility with no expiration date.
On January 28, 2020, the Company sold $200 million of accounts receivable under the agreement and received proceeds of $200 million on January 30, 2020.
Dynetics Acquisition
On January 31, 2020 (the "Acquisition Date"), the Company completed the acquisition of Dynetics. The Company purchased all of the issued and outstanding shares of common stock of Dynetics for $1.65 billion in cash.
In connection with the acquisition of Dynetics, the Company entered into a Bridge Credit Agreement with certain financial institutions, which provides for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion (the "Bridge Facility"). The Bridge Facility will mature 364 days after the Acquisition Date.
The Company used the proceeds of the Bridge Facility and cash on hand on the Acquisition Date to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens.
Borrowings under the Bridge Credit Agreement bear interest at a rate determined, at the Company's option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on the credit rating of the Borrower, subject to increases at 90, 180 and 270 days after the Acquisition Date.

Leidos Holdings, Inc. Annual Report - 100

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L3Harris Transaction
On February 3, 2020, the Company entered into a definitive agreement to acquire L3Harris' security detection and automation businesses for cash consideration of $1.0 billion, subject to net working capital adjustments, if any. L3Harris' security detection and automation businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The transaction is expected to close by the end of the second quarter of fiscal 2020.
On February 12, 2020, the Company obtained a debt financing commitment of $1.0 billion from certain financial institutions in connection with the L3Harris transaction. The maturity date will be two years from the funding date if the Company draws on this commitment.

Leidos Holdings, Inc. Annual Report - 101

PART II

Selected Quarterly Financial Data (Unaudited)
Selected financial data (unaudited) for the periods presented was as follows:

	Three Months Ended
	March 29, 2019	June 28, 2019	September 27, 2019	January 3, 2020
	(in millions, except per share amounts)
Fiscal 2019(1)
Revenues	$2,577	$2,728	$2,835	$2,954
Operating income	192	210	249	261
Net income	189	138	162	181
Net income attributable to Leidos common stockholders	189	136	161	181
Basic earnings per share attributable to Leidos common stockholders(3)	$1.30	$0.94	$1.13	$1.27
Diluted earnings per share attributable to Leidos common stockholders(3)	1.29	0.93	1.11	1.26
	Three Months Ended
	March 30, 2018	June 29, 2018	September 28, 2018	December 28, 2018
	(in millions, except per share amounts)
Fiscal 2018(2)
Revenues	$2,443	$2,529	$2,575	$2,647
Operating income	159	199	203	188
Net income	102	145	147	188
Net income attributable to Leidos common stockholders	102	144	147	188
Basic earnings per share attributable to Leidos common stockholders(3)	$0.67	$0.95	$0.97	$1.27
Diluted earnings per share attributable to Leidos common stockholders(3)	0.66	0.94	0.96	1.25

(1)
The fiscal 2019 quarterly results include a preliminary gain on sale of $88 million in the first quarter related to the divestiture of the Company's commercial cybersecurity business, a $54 million gain recognized upon the receipt of the Greek arbitration award and bad debt expense of $19 million in the third quarter and $7 million of bad debt expense recoveries in the fourth quarter.

(2)
The fiscal 2018 quarterly results include acquisition, integration and restructuring costs of $17 million, $8 million, $7 million, and $5 million in the first, second, third, and fourth quarter, respectively. The fiscal 2018 first quarter results include a $7 million tangible asset impairment charge.

(3)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the totals for fiscal 2019 and 2018.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Leidos Holdings, Inc. Annual Report - 102

PART II

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 3, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended January 3, 2020, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2020, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 18, 2020

Leidos Holdings, Inc. Annual Report - 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the "Company") as of January 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2020, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
McLean, Virginia
February 18, 2020

Leidos Holdings, Inc. Annual Report - 104

PART II

Item 9B. Other Information
None.

Leidos Holdings, Inc. Annual Report - 105

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2020 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have adopted a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled "Investors" then "Corporate Governance" then "Overview" and then "Code of Conduct." We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2020 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2020 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2020 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of January 3, 2020, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,379,641	(2)	$46.04	(3)	13,154,848	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	4,379,641	(2)	$46.04	(3)	13,154,848

(1)
The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.

(2)
Represents (i) 1,988,885 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 276,901 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 6,766 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 2,383,990 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.

(3)	Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.

Leidos Holdings, Inc. Annual Report - 106

PART III

(4)
Represents 8,931,304 and 4,223,544 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares (i) that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the 2017 Omnibus Incentive Plan.

(5)
The Management Stock Compensation Plan has not been approved by security holders and is included in this plan category. This plan does not provide for a maximum number of shares available for future issuance. For further information on this plan, see "Note 20—Stock-Based Compensation" of the notes to the consolidated financial statements contained within Part II of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2020 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2020 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 107

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

2.6
Stock Purchase Agreement, dated December 17, 2019, by and among Leidos Holdings, Inc., Leidos, Inc., DYHC, Inc. and Dynetics, Inc. Employee Stock Ownership Trust, as amended (which is part of the Dynetics, Inc. Employee Stock Ownership Plan). Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2019.

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

4.4	Description of Common Stock.

Leidos Holdings, Inc. Annual Report - 108

PART IV

Exhibit Number	Description of Exhibit

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2*	Leidos Holdings, Inc.'s 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on June 1, 2017.

10.3*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.5*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.7*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.8*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

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

10.13*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.14*	Amended and Restated Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.15*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July, 2, 2014.

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

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 18, 2020
Roger A. Krone

/s/ James C. Reagan	Principal Financial Officer	February 18, 2020
James C. Reagan

/s/ Christopher R. Cage	Principal Accounting Officer	February 18, 2020
Christopher R. Cage

/s/ Gregory R. Dahlberg	Director	February 18, 2020
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 18, 2020
David G. Fubini

/s/ Miriam E. John	Director	February 18, 2020
Miriam E. John

/s/ Frank Kendall III	Director	February 18, 2020
Frank Kendall III

/s/ Robert C. Kovarik, Jr.	Director	February 18, 2020
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 18, 2020
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 18, 2020
Gary S. May

/s/ Surya N. Mohapatra	Director	February 18, 2020
Surya N. Mohapatra

/s/ Lawrence C. Nussdorf	Director	February 18, 2020
Lawrence C. Nussdorf

/s/ Robert S. Shapard	Director	February 18, 2020
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 18, 2020
Susan M. Stalnecker

/s/ Noel B. Williams	Director	February 18, 2020
Noel B. Williams

Leidos Holdings, Inc. Annual Report - 113