Form 10-Q
period 2020-04-03
Leidos Holdings, Inc.
filed 2020-05-05
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-33072

Leidos Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware			20-3562868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1750 Presidents Street,	Reston,	Virginia	20190
(Address of principal executive office)			(Zip Code)

(571) 526-6000
(Registrant's telephone number, including area code)
11951 Freedom Drive, Reston, Virginia 20190
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 27, 2020, was 142,043,769 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 3, 2020	January 3, 2020
	(in millions)
ASSETS
Cash and cash equivalents	$445	$668
Receivables, net	1,793	1,734
Other current assets	630	410
Total current assets	2,868	2,812
Property, plant and equipment, net	490	287
Intangible assets, net	950	530
Goodwill	5,719	4,912
Operating lease right-of-use assets, net	539	400
Other assets	422	426
	$10,988	$9,367
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$1,966	$1,837
Accrued payroll and employee benefits	531	435
Long-term debt, current portion	1,793	61
Total current liabilities	4,290	2,333
Long-term debt, net of current portion	2,444	2,925
Operating lease liabilities	500	326
Deferred tax liabilities	176	184
Other long-term liabilities	219	182
Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 142 million and 141 million shares issued and outstanding at April 3, 2020 and January 3, 2020, respectively	—	—
Additional paid-in capital	2,579	2,587
Retained earnings	961	896
Accumulated other comprehensive loss	(185)	(70)
Total Leidos stockholders’ equity	3,355	3,413
Non-controlling interest	4	4
Total equity	3,359	3,417
	$10,988	$9,367

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions, except per share amounts)
Revenues	$2,889	$2,577
Cost of revenues	2,494	2,221
Selling, general and administrative expenses	197	166
Acquisition, integration and restructuring costs	12	2
Equity earnings of non-consolidated subsidiaries	(6)	(4)
Operating income	192	192
Non-operating (expense) income:
Interest expense, net	(48)	(38)
Other (expense) income, net	(14)	92
Income before income taxes	130	246
Income tax expense	(15)	(57)
Net income attributable to Leidos common stockholders	$115	$189

Earnings per share:
Basic	$0.81	$1.30
Diluted	0.80	1.29

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Net income	$115	$189
Foreign currency translation adjustments	(74)	10
Unrecognized loss on derivative instruments	(42)	(15)
Pension adjustments	1	—
Total other comprehensive loss, net of taxes	(115)	(5)
Comprehensive income attributable to Leidos common stockholders	$—	$184

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption			(1)		(1)		(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	$2,579	$961	$(185)	$3,355	$4	$3,359

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	$2,767	$562	$(35)	$3,294	$3	$3,297

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Cash flows from operations:
Net income	$115	$189
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(88)
Depreciation and amortization	61	58
Stock-based compensation	15	12
Deferred income taxes	2	13
Other	28	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	89	(21)
Other current assets and other long-term assets	(43)	(25)
Accounts payable and accrued liabilities and other long-term liabilities	25	214
Accrued payroll and employee benefits	68	(108)
Income taxes receivable/payable	12	41
Net cash provided by operating activities	372	288
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1,642)	—
Payments for property, equipment and software	(44)	(30)
Proceeds from disposition of business	—	171
Net proceeds from sale of assets	—	96
Other	1	—
Net cash (used in) provided by investing activities	(1,685)	237
Cash flows from financing activities:
Proceeds from debt issuance	3,175	—
Payments of long-term debt	(1,927)	(31)
Payments for debt issuance costs	(12)	—
Dividend payments	(51)	(54)
Repurchases of stock and other	(32)	(222)
Proceeds from issuances of stock	8	10
Net cash provided by (used in) financing activities	1,161	(297)
Net (decrease) increase in cash, cash equivalents and restricted cash	(152)	228
Cash, cash equivalents and restricted cash at beginning of period	717	369
Cash, cash equivalents and restricted cash at end of period	$565	$597

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets. Leidos' domestic customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, as well as state and local government agencies. Leidos' international customers include foreign governments and their agencies, primarily located in Australia and the United Kingdom ("U.K."). Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
We have a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC. The financial results for MSA are consolidated into our unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right of use assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change (see "Note 13–Business Segments").
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We separately disclosed "Deferred income taxes" and "Income taxes receivable/payable" within operating activities on the condensed consolidated statements of cash flows. Additionally, we combined "Other current assets" and "Other long-term assets" into "Other current assets and other long-term assets" and "Accounts payable and accrued liabilities" and "Other long-term liabilities" into "Accounts payable and accrued liabilities and other long-term liabilities" on the condensed consolidated statements of cash flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 18, 2020.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accounting Standards Updates ("ASU") Adopted
ASU 2016-13, ASU 2018-19, ASU 2019-05 and ASU 2019-11, Financial Instruments – Credit Losses (Topic 326)
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 and subsequent updates, which eliminates the requirement that a credit loss on a financial instrument be "probable" prior to recognition. Instead, a valuation allowance will be recorded to reflect an entity's current estimate of all expected credit losses, based on both historical and forecasted information related to an instrument. The update is effective for public companies for annual and interim reporting periods beginning after December 15, 2019, and should be adopted using a modified retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date and loans and debt securities acquired with deteriorated credit quality. Early adoption is permitted.
Effective January 4, 2020, we adopted the requirements of Topic 326 using the modified retrospective approach. The adoption resulted in an immaterial impact to our financial assets and processes for determining the expected credit loss.
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04 which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022. We are currently evaluating the impacts of the reference rate reform.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions, except per share amounts)
Favorable impact	$24	$23
Unfavorable impact	(7)	(19)
Net impact to income before income taxes	$17	$4

Impact on diluted EPS attributable to Leidos common stockholders	$0.09	$0.02
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $20 million and $7 million for the three months ended April 3, 2020 and March 29, 2019, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets. At April 3, 2020 and January 3, 2020, $200 million and $169 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Note 2–Revenues
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ"), General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated.
As of April 3, 2020, we had $13.8 billion of remaining performance obligations, which are expected to be recognized as revenues in the amounts of $6.5 billion, $2.5 billion and $4.8 billion for the remainder of fiscal 2020, fiscal 2021 and fiscal 2022 and thereafter, respectively.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Prior year segment results have been recast for the contracts that were reassigned from the Civil reportable segment to the Defense Solutions reportable segment.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,285	$17	$124	$1,426
Other government agencies(1)	208	544	375	1,127
Commercial and non-U.S. customers	212	71	28	311
Total	$1,705	$632	$527	$2,864

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,135	$17	$124	$1,276
Other government agencies(1)	156	511	302	969
Commercial and non-U.S. customers	199	87	28	314
Total	$1,490	$615	$454	$2,559
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
The majority of our revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by contract-type were as follows:

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,094	$346	$65	$1,505
Firm-fixed-price	440	173	373	986
Time-and-materials and fixed-price-level-of-effort	171	113	89	373
Total	$1,705	$632	$527	$2,864

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$986	$367	$69	$1,422
Firm-fixed-price	364	142	269	775
Time-and-materials and fixed-price-level-of-effort	140	106	116	362
Total	$1,490	$615	$454	$2,559
Cost-reimbursement and fixed-price-incentive-fee contracts are generally lower risk and have lower profits. Time-and-materials ("T&M") and fixed-price-level-of-effort contracts are also lower risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. Firm-fixed-price ("FFP") contracts offer the potential for higher profits while increasing the exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,513	$619	$527	$2,659
International	192	13	—	205
Total	$1,705	$632	$527	$2,864

	Three Months Ended March 29, 2019
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,304	$599	$454	$2,357
International	186	16	—	202
Total	$1,490	$615	$454	$2,559
Our international business operations, primarily located in Australia and the U.K., are subject to additional and different risks than our U.S. business. Failure to comply with U.S. government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. government.
In some countries, there is an increased chance for economic, legal or political changes that may adversely affect the performance of our services, sales of products or repatriation of profits. International transactions can also involve increased financial and legal risks arising from foreign exchange variability, imposition of tariffs or additional taxes and restrictive trade policies and delays or failure to collect amounts due to differing legal systems.
Revenues by customer-type, contract-type and geographic location exclude $25 million and $18 million of lease income for the three months ended April 3, 2020 and March 29, 2019, respectively (see "Note 6–Leases").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 3–Contract Assets and Liabilities
Performance obligations are satisfied either over time as work progresses or at a point in time. FFP contracts are typically billed to the customer using milestone payments while cost-reimbursable and T&M contracts are typically billed to the customer on a monthly or bi-weekly basis as indicated by the negotiated billing terms and conditions of the contract. As a result, the timing of revenue recognition, customer billings and cash collections for each contract results in a net contract asset or liability at the end of each reporting period.
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not just subject to the passage of time. Contract liabilities consist of deferred revenue.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	April 3, 2020	January 3, 2020
		(in millions)
Contract assets - current:
Unbilled receivables(1)	Receivables, net	$718	$735

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$420	$400

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$8	$9
(1) Balances exclude $572 million determined to be billable at April 3, 2020, and January 3, 2020.
The decrease in unbilled receivables was primarily due to the timing of revenue recognized on certain contracts. The increase in deferred revenue was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
Revenue recognized for the three months ended April 3, 2020 of $145 million was included as a contract liability at January 3, 2020. Revenue recognized for the three months ended March 29, 2019 of $113 million was included as a contract liability at December 28, 2018.
Note 4–Acquisitions
L3Harris Technologies ("L3Harris") Transaction
On February 3, 2020, we entered into a definitive agreement to acquire L3Harris' security detection and automation businesses for cash consideration of $1.0 billion, subject to net working capital adjustments, if any. L3Harris' security detection and automation businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products.
Additionally, on February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility providing for $1.0 billion of commitments from certain financial institutions in connection with the L3Harris transaction (see "Note 9–Debt").
On May 4, 2020, we completed our acquisition of L3Harris' security detection and automation businesses and drew on our senior unsecured delayed-draw term loan facility (see "Note 16–Subsequent Events").
Dynetics Acquisition
On January 31, 2020 (the "Acquisition Date"), we completed our acquisition of Dynetics, Inc. ("Dynetics"), an industry-leading applied research and national security solutions company. All of the issued and outstanding shares of common stock of Dynetics were purchased for $1.64 billion, net of cash acquired.
In connection with the acquisition, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion (the "Bridge Facility"). See "Note 9–Debt" for further details.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The proceeds of the Bridge Facility and cash on hand on the Acquisition Date were used to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens.
The addition of Dynetics will accelerate opportunities within our innovation engine that researches and develops new technologies and solutions to address the most challenging needs of our customers.
The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash	$18
Receivables	159
Other current assets	64
Operating lease right-of-use assets	25
Property, plant and equipment	161
Intangible assets	464
Accounts payable and accrued liabilities	(45)
Accrued payroll and employee benefits	(29)
Operating lease liabilities	(20)
Total identifiable net assets acquired	797
Goodwill	863
Preliminary purchase price	$1,660
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of April 3, 2020, we had not finalized the determination of fair values of the acquired assets and liabilities, primarily including, but not limited to: property, plant and equipment and intangible assets. The preliminary purchase price allocation is subject to change as we complete our determination of the fair value of the acquired assets and liabilities, the impact of which could be material.
The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. For tax purposes, $867 million of goodwill is deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Program intangibles	10	$430
Backlog intangibles	1	34
Total	9	$464
The following expenses were incurred related to the acquisition of Dynetics:

Three Months Ended
April 3, 2020
(in millions)
Acquisition costs	$8
Integration costs	1
Total acquisition and integration costs	$9
For the three months ended April 3, 2020, $129 million of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results of operations as if the acquisition had occurred on December 29, 2018. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the acquisition of Dynetics and factually supportable. The unaudited pro forma results below do not reflect future events that have occurred or may occur after the acquisition, including anticipated synergies or other expected benefits that may be realized from the acquisition. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the acquisition had been completed on December 29, 2018, nor is it intended to be an indication of future operating results.

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions, except per share amounts)
Revenues	$2,952	$2,722
Net income attributable to Leidos common stockholders	130	158
Earnings per share:
Basic	$0.92	$1.09
Diluted	0.90	1.07
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisition had been completed on December 29, 2018:
•Acquisition-related costs of $8 million were excluded within the pro forma financial information for fiscal 2020 and were included within the supplemental pro forma earnings for fiscal 2019.
Note 5–Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 28, 2018	$2,015	$1,924	$921	$4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX Medical Management Services, Inc.	—	—	50	50
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(4)	8	—	4
Adjustment to goodwill	3	—	—	3
Goodwill at January 3, 2020	2,039	1,907	966	4,912
Goodwill re-allocation	429	(429)	—	—
Acquisition of Dynetics	863	—	—	863
Foreign currency translation adjustments	(56)	—	—	(56)
Goodwill at April 3, 2020	$3,275	$1,478	$966	$5,719
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. This change resulted in the reallocation of $429 million of goodwill between the reporting units within the two reportable segments. We evaluated goodwill for impairment for certain of our reporting units using either a quantitative step one analysis or qualitative analysis, both before and after the changes were made, and determined that goodwill was not impaired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangible Assets
Intangible assets consisted of the following:

	April 3, 2020			January 3, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Program intangibles	$1,427	$(566)	$861	$1,003	$(536)	$467
Software and technology	102	(84)	18	102	(83)	19
Customer relationships	45	(7)	38	45	(6)	39
Backlog	34	(6)	28	—	—	—
Trade names	1	—	1	1	—	1
Total finite-lived intangible assets	1,609	(663)	946	1,151	(625)	526
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,613	$(663)	$950	$1,155	$(625)	$530
Amortization expense was $43 million for both the three months ended April 3, 2020 and March 29, 2019.
Program intangibles and backlog intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Customer relationships and trade name intangible assets are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of April 3, 2020, was as follows:

Fiscal year ending
(in millions)
2020 (remainder of year)	$142
2021	171
2022	166
2023	144
2024	100
2025 and thereafter	223
$946
We are monitoring the impacts of the coronavirus outbreak ("COVID-19") on the fair value of our intangible assets and goodwill. While we currently do not anticipate any impairments to intangible assets and goodwill as a result of COVID-19, future changes in the expectations of the impact on our operations, financial performance and cash flows related to the intangible assets and goodwill could cause these assets to be impaired.
Note 6–Leases
Lessee
On January 24, 2018, we entered into a lease agreement with our current lessor for office space in a building to be constructed to function as our new corporate headquarters in Reston, VA. We will occupy the space for an initial term of 148 months and lease expense will be $11 million for the first lease year, with an annual rent expense increase of 2.5%.
In March 2020, we took occupancy of our new corporate headquarters in Reston, VA. As a result, we recorded $105 million of right-of-use assets and $133 million of lease liabilities.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lessor
The components of lease income were as follows:

		Three Months Ended
	Income statement line item	April 3, 2020	March 29, 2019
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$16	$10
Cost of underlying asset	Cost of revenues	(13)	(9)
Operating income		3	1
Interest income on lease receivables	Revenues	2	—
		5	1

Operating lease income	Revenues	7	8
Total lease income		$12	$9

Note 7–Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires us to develop our own assumptions (Level 3).
The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value in earnings. We have not made fair value option elections on any of our financial assets and liabilities.
The financial instruments measured at fair value on a recurring basis consisted of the following:

	April 3, 2020		January 3, 2020
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$5	$5	$2	$2
Financial liabilities:
Derivatives	$125	$125	$75	$75
Our derivatives primarily consisted of the fair value interest rate swaps on the $450 million, fixed rate 4.45% senior unsecured notes maturing in December 2020 and cash flow interest rate swaps on $1.5 billion of the variable rate senior unsecured term loan (see "Note 8–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $21 million and $20 million as of April 3, 2020, and January 3, 2020, respectively, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 3, 2020, and January 3, 2020, the fair value of debt was $4.3 billion and $3.1 billion, respectively, and the carrying amount was $4.2 billion and $3.0 billion, respectively (see "Note 9–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisition of Dynetics (see "Note 4–Acquisitions"). The preliminary fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of April 3, 2020, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 8–Derivative Instruments
We manage our risk to changes in interest rates and foreign currency exchange rates through the use of derivative instruments. We do not hold derivative instruments for trading or speculative purposes. For fixed rate borrowings, we use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. For variable rate borrowings, we use fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps are designated as cash flow hedges. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency forward contracts in order to mitigate fluctuations in our earnings and cash flows due to changes in foreign currency exchange rates. The foreign currency forward contracts are not designated as hedges and do not qualify for hedge accounting.
The fair value of the interest rate swaps and foreign currency forward contracts was as follows:

	Asset derivatives
	Balance sheet line item	April 3, 2020	January 3, 2020
		(in millions)
Fair value interest rate swaps	Other current assets(1)	$4	$2
Foreign currency forward contracts	Other current assets	1	—
		$5	$2
(1) The carrying amount of the fair value interest rate swaps were recorded within "Other assets" as of January 3, 2020.

	Liability derivatives
	Balance sheet line item	April 3, 2020	January 3, 2020
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$125	$75
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Fair Value Hedge
We have interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior unsecured notes maturing in December 2020 (the "Notes"). The objective of these instruments is to hedge the Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
The interest rate swaps were accounted for as a fair value hedge of the Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 9–Debt").
The fair value of the Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	April 3, 2020	January 3, 2020	April 3, 2020	January 3, 2020
	(in millions)
Long-term debt, current portion(1)	$454	$452	$4	$2
(1) The carrying amount of the hedged item and cumulative amount of fair value adjustments were recorded within "Long-term debt, net of current portion" as of January 3, 2020.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.5 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate.
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
The effect of the cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$48	$38

Amount recognized in other comprehensive loss	$(55)	$(18)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	—	(2)
We expect to reclassify net losses of $8 million from accumulated other comprehensive loss into earnings during the next 12 months.
We terminated interest rate swaps in September 2018. The net derivative gain of $60 million related to the discontinued cash flow hedges remained in accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedges as the hedged variable rate debt impacts earnings.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	April 3, 2020(1)	January 3, 2020(1)
			(in millions)
Senior unsecured bridge loan:
$1,250 million bridge loan, due January 2021	2.37%	4.00%	$1,238	$—
Senior unsecured term loan:
$1,925 million Term Loan A, due January 2025	2.37%	2.64%	1,906	—
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.31%	3.74%	—	581
$310 million Term Loan A, due August 2023	3.31%	3.76%	—	242
$1,131 million Term Loan B, due August 2025	3.56%	3.91%	—	1,075
Senior unsecured notes:
$450 million notes, due December 2020	4.45%	4.53%	454	452
$300 million notes, due December 2040	5.95%	6.03%	216	216
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
Notes payable and finance leases due on various dates through fiscal 2030	2.85%-5.49%	Various	18	15
Total long-term debt			4,237	2,986
Less: current portion			(1,793)	(61)
Total long-term debt, net of current portion			$2,444	$2,925
(1) The carrying amounts of the senior term loans, notes and bridge loan as of April 3, 2020, and January 3, 2020, include the remaining principal outstanding of $4,254 million and $3,004 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $39 million and $35 million, respectively, and a $4 million and $2 million asset, respectively, related to the fair value interest rate swaps (see "Note 8–Derivative Instruments").
Bridge Facility
On January 31, 2020, in connection with the acquisition of Dynetics, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion. The Bridge Facility will mature 364 days after the Acquisition Date.
Borrowings under the Bridge Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate, plus, in each case, an applicable margin that may range from 1.25% to 2.38% depending on our credit rating, subject to increases by 0.25% at 90, 180 and 270 days after the Acquisition Date. Based on our current ratings, the applicable margin for LIBOR-denominated borrowings is 1.38%. Additionally, we will pay to each lender under the Bridge Facility a duration fee equal to 0.50%, 0.75% and 1.00% of the aggregate outstanding principal amount of the loans under the Bridge Facility at 90, 180, and 270 days after the Acquisition Date, respectively.
The financial covenants in the Bridge Credit Agreement require that we maintain, as of the last day of each fiscal quarter (beginning with the second fiscal quarter of 2020), a ratio of adjusted consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 following a material acquisition.
Term Loans and Revolving Credit Facility
On January 17, 2020 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan A facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature five years from the Closing Date, subject to up to two additional one year extensions.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The proceeds of the Term Loan Facility and cash on hand on the Closing Date were used to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016 (the "Terminated Credit Agreements"). As a result of the termination of the liens under the Terminated Credit Agreements, the liens securing the outstanding $450 million notes due 2020 and $300 million notes due 2040 were also released and such notes are now senior unsecured obligations.
Borrowings under the Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on our credit rating. The applicable margin range for LIBOR-denominated borrowings is from 1.13% to 1.75%. Based on our current ratings, the applicable margin for LIBOR-denominated borrowings is 1.38%. Principal payments are made quarterly on the Term Loan Facility, with the majority of the principal due at maturity. Interest on the Term Loan Facility for LIBOR-denominated borrowings is payable on a periodic basis, which must be at least quarterly.
The financial covenants in the Credit Agreement require that we maintain, as of the last day of each fiscal quarter (beginning with the second fiscal quarter of 2020), a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to two increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $2 million and $31 million during the three months ended April 3, 2020 and March 29, 2019, respectively. This activity included principal payments on our term loans of $27 million during the three months ended March 29, 2019. As of April 3, 2020, and January 3, 2020, there were no borrowings outstanding under the unsecured and secured credit facility, respectively.
In connection with the Credit Facilities and Bridge Facility, $29 million of debt issuance costs that were related to the loan facilities and revolving credit facility were recognized, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the condensed consolidated balance sheets, respectively. Additionally, $19 million of debt discount and debt issuance costs were written off related to the Terminated Credit Agreements. Amortization of debt discount and debt issuance costs for the three months ended April 3, 2020 and March 29, 2019 were $4 million and $3 million, respectively.
Senior Notes
As of January 3, 2020, the carrying value of the $450 million senior notes maturing in December 2020 was reflected within “Long-term debt, net of current portion” as we had the ability to consummate and intention to refinance the existing debt.
During the three months ended April 3, 2020, we determined that it was more beneficial to repay our $450 million senior notes maturing in December 2020 as contractually obligated rather than to refinance the debt based on current financial market conditions. As a result, the carrying value has been reclassified into the current portion of long-term debt as of April 3, 2020.
The senior unsecured term loans, notes, revolving credit facility and the bridge loan are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of April 3, 2020.
Delayed-draw Term Loan Facility
On February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility providing for $1.0 billion of commitments from certain financial institutions in connection with the acquisition of L3Harris' security detection and automation businesses. The maturity date will be two years from the funding date if we draw on this commitment. As of April 3, 2020, we have not drawn any funds under the delayed-draw term loan facility.
On May 4, 2020, we completed our acquisition of L3Harris' security detection and automation businesses and drew on our senior unsecured delayed-draw term loan facility (see "Note 16–Subsequent Events").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 28, 2018	$(41)	$14	$(3)	$(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	(33)	(33)	(4)	(70)
Other comprehensive (loss) income	(76)	(55)	1	(130)
Taxes	2	13	—	15
Balance at April 3, 2020	$(107)	$(75)	$(3)	$(185)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 11–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Basic weighted average number of shares outstanding	142	145
Dilutive common share equivalents—stock options and other stock awards	2	2
Diluted weighted average number of shares outstanding	144	147
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the three months ended April 3, 2020 and March 29, 2019, there were 1 million and 2 million, respectively, of outstanding stock options and vesting stock awards that were anti-dilutive.
Note 12–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$27	$43
Cash paid for income taxes, net of refunds	—	3
Non-cash investing activity:
Fixed asset additions	$13	$—
Non-cash financing activity:
Finance lease obligations	$6	$—

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable within 30 days of the sale date. During the three months ended April 3, 2020, we sold $564 million of accounts receivable under the agreements and received proceeds of $563 million, which were classified as operating activities in the condensed consolidated statements of cash flows.
These transfers have been recognized as a sale, as the receivables have been legally isolated from Leidos, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amounts. No servicing asset or liability was recognized for continued servicing of the sold receivables, as the servicing fee approximates fair value. The difference between the carrying amount of the receivables sold and the net cash received was recognized as a loss on sale and was recorded within "Selling, general and administrative expenses" on the condensed consolidated statements of income.
Sold receivables activity for the period was as follows:

Three Months Ended
April 3, 2020
(in millions)
Sales of accounts receivable	$564
Cash collections on sold receivables remitted to financial institution	(367)
Outstanding balance sold to financial institution	197
Cash collected but not yet remitted to financial institution	(60)
Sold receivables due from customers	$137
Restricted Cash
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	April 3, 2020	January 3, 2020
	(in millions)
Cash and cash equivalents	$445	$668
Restricted cash	120	49
Total cash, cash equivalents and restricted cash	$565	$717
Restricted cash is recorded within "Other current assets" in the condensed consolidated balance sheets.
The restricted cash is primarily comprised of collections on sold receivables to be remitted to the financial institution and advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 13–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment to better align operations within the reportable segments to the customers they serve. Prior year segment results have been recast to reflect this change. Additionally, the results of Dynetics were included within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The segment information for the periods presented was as follows:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Revenues:
Defense Solutions	$1,705	$1,491
Civil	654	623
Health	530	463
Total revenues	$2,889	$2,577

Operating income (loss):
Defense Solutions	$95	$104
Civil	59	58
Health	73	45
Corporate	(35)	(15)
Total operating income	$192	$192
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other (expense) income, net" and "Income tax expense" as reported in the condensed consolidated financial statements are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 14–Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. ("LMSI") under a subcontract to MSA constituted alleged affiliate fees in violation of Federal Acquisition Regulations ("FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute. On February 8, 2019, the Department of Justice filed a complaint in the United States District Court for the Eastern District of Washington against MSA, Lockheed Martin Corporation, Lockheed Martin Services, Inc. and a Lockheed Martin employee ("Defendants"). The complaint alleges violations of the False Claims Act, the Anti-Kickback Act and breach of contract with the DoE, among other things. On January 13, 2020, the Defendants' motions to dismiss were granted in part and denied in part. Litigation will proceed for the False Claims Act and other common law claims, although the Anti-Kickback Act claim has been dismissed with prejudice. The U.S. Attorney's office had previously advised that a parallel criminal investigation was open, although no subjects or targets of the investigation had been identified. The U.S. Attorney's office has informed MSA that it has closed the criminal investigation.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Since this issue first was raised by the DoE, MSA has asserted that the IT services performed by LMSI under a fixed-price/fixed-unit rate subcontract approved by the DoE meet the definition of a "commercial item" under the FAR and any profits earned on that subcontract are permissible. MSA filed an appeal of the contracting officer's decision with the Civilian Board of Contract Appeals ("CBCA"), which was stayed pending resolution of the False Claims Act matter. Subsequent to the filing of MSA's appeal, the contracting officer demanded that MSA reimburse the DoE in the amount of $64 million, which was his estimate of the profits earned during the period from 2010 to 2014 by LMSI. The DoE has deferred collection of $32 million of that demand, pending resolution of the appeal and without prejudice to MSA's position that it is not liable for any of the DOE's $64 million reimbursement claim. On December 10, 2019, MSA received a second final decision by the DoE contracting officer, estimating approximately $29 million in alleged unallowable profit and associated general and administrative costs during the period from 2015 to 2016 by LMSI. MSA filed an appeal of the second contracting officer's decision, which has been consolidated with the prior proceeding before the CBCA and stayed pending resolution of the False Claims Act matter. The DoE and MSA also executed an agreement to defer the entire amount of the disallowed costs from the second contracting officer's final decision until the CBCA proceedings are finally resolved. Leidos has agreed to indemnify Jacobs Group, LLC and Centerra Group, LLC for any liability MSA incurs in this matter. Under the terms of the Separation Agreement, Lockheed Martin agreed to indemnify Leidos for 100% of any damages in excess of $38 million up to $64 million, and 50% of any damages in excess of $64 million, with respect to claims asserted against MSA related to this matter.
At April 3, 2020, we had a liability of $42 million recorded in the condensed consolidated balance sheets for this matter. The amount of possible loss ultimately incurred, if any, is subject to a range of complex factors and potential outcomes that remain to be determined, including information gathered during the course of litigation, pretrial and trial rulings and other litigation-related developments.
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against Leidos and several former executives relating to a contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that Leidos and individual defendants made misleading statements or omissions about revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from Leidos and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. Leidos filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted Leidos' request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by Leidos. On October 2, 2019, the court granted preliminary approval of the proposed settlement. The amounts payable by Leidos are covered by an insurance policy.
Arbitration Proceeding
Leidos is a party to an arbitration proceeding involving a claim by Lockheed Martin for indemnification for $56 million in taxes attributable to deferred revenue recognized as a result of the acquisition of Lockheed Martin's Information Systems & Global Solutions business. Based on the arguments advanced to date, Leidos believes that the claim appears to be without merit and intends to vigorously defend itself in arbitration. We do not believe that a material loss is probable, and have therefore not recorded any liability for this matter.
Other
We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees, and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple’s petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the court on October 1, 2019. On December 27, 2019, Apple filed a petition in the Apple I matter for a writ of certiorari with the United States Supreme Court, which was denied on February 24, 2020. On February 20, 2020, Apple filed a Motion for Relief from Judgment in the U.S. District Court for the Eastern District of Texas, further arguing that VirnetX should not be allowed to recover the large amount of damages awarded in this case. On March 13, 2020, VirnetX announced that it had received payment from Apple of over $454 million, which represents the judgment with interest for the Apple I matter. However, the Motion remains pending, with Apple indicating it may seek restitution of its payment to VirnetX.
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages awarded in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages.
Under our agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdicts in these cases remain subject to the ongoing and potential future proceedings and appeals. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. Thus, no assurances can be given when or if we will receive any proceeds in connection with these jury awards. In addition, if Leidos receives any proceeds, we are required to pay a royalty to the customer who paid for the development of the technology.
We do not have any assets or liabilities recorded in connection with this matter as of April 3, 2020.
Government Investigations and Reviews
We are routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings could have a material effect on our business, financial position, results of operations and cash flows due to our reliance on government contracts.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 3, 2020, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2013 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of April 3, 2020, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 15–Commitments
We have outstanding letters of credit of $63 million as of April 3, 2020, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $49 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. The outstanding letters of credit and surety bonds have various terms with the majority expiring over the remainder of the current fiscal year and the next two fiscal years.
Note 16–Subsequent Events
L3Harris Transaction
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of L3Harris' security detection and automation businesses for preliminary cash consideration of $1.0 billion, subject to working capital adjustments.
In connection with the acquisition, we drew on our senior unsecured delayed-draw term loan facility in an aggregate principal amount of $1.0 billion (the "Facility"). The proceeds of the Facility were used to fund the purchase of L3Harris' security detection and automation businesses.
The Facility will mature two years after the Transaction Date. Borrowings bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on our credit rating, subject to increases every 90 days.
Sale of Accounts Receivable
On April 14, 2020, we sold an additional $107 million of accounts receivable for proceeds of $107 million.

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans, a charge related to an international receivable and our ability to recover certain costs through the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus outbreak ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report and periodically through our subsequent quarterly reports on Form 10-Q. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to "we," "us" and "our" refer collectively to Leidos and its consolidated subsidiaries.
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
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change.
Business Environment and Trends
U.S. Government Markets
During the three months ended April 3, 2020, we generated approximately 89% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On February 10, 2020, the President submitted the government fiscal year ("GFY") 2021 budget proposal to Congress, which included discretionary spending levels for defense and non-defense programs of $741 billion and $590 billion, respectively. Congress and the Administration have now shifted their collective attention to mitigating the impact of COVID-19, which has most likely delayed the GFY 2021 budget cycle and could result in a re-evaluation of GFY 2021 spending levels.
COVID-19 is affecting major economic and financial markets, and effectively all industries and governments are facing challenges, and has resulted in a period of business disruption, the length and severity of which cannot be predicted. On March 27, 2020, the President signed the CARES Act, a $2 trillion coronavirus response bill to provide widespread emergency relief for Americans and the country's economy. Section 3610 of the CARES Act authorizes federal contracting officers to reimburse companies for the cost of employees who cannot work due to facility closures or other restrictions and their job duties cannot be performed remotely. The timing and amount of recovery is uncertain as it will depend on each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 7% of total revenues for the three months ended April 3, 2020. Our international customers include foreign governments and their agencies, primarily located in Australia and the U.K. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	April 3, 2020	March 29, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,889	$2,577	$312	12.1%

Operating income	192	192	—	—%
Non-operating (expense) income, net	(62)	54	(116)	214.8%
Income before income taxes	130	246	(116)	(47.2)%
Income tax expense	(15)	(57)	42	(73.7)%
Net income attributable to Leidos common stockholders	$115	$189	$(74)	(39.2)%
Operating margin	6.6%	7.5%
Segment and Corporate Results

	Three Months Ended
Defense Solutions	April 3, 2020	March 29, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,705	$1,491	$214	14.4%
Operating income	95	104	(9)	(8.7)%
Operating margin	5.6%	7.0%
The increase in revenues for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily attributable to $129 million of revenues related to the acquisition of Dynetics Inc. ("Dynetics"), program wins, a net increase in program volumes and higher net profit write-ups in the current quarter. This was partially offset by the completion of certain contracts and $22 million of temporary reductions in some parts of the business due to the impacts of COVID-19.
The decrease in operating income for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily due to higher indirect expenditures, including the impacts of COVID-19, amortization of intangible assets related to the acquisition of Dynetics and a charge related to an international receivable. This was partially offset by higher net profit write-ups in the current quarter.

	Three Months Ended
Civil	April 3, 2020	March 29, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$654	$623	$31	5.0%
Operating income	59	58	1	1.7%
Operating margin	9.0%	9.3%

LEIDOS HOLDINGS, INC.

The increase in revenues for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily attributable to program wins and a net increase in program volumes, partially offset by the completion of certain contracts, $24 million of negative impacts from reduced volume on certain contracts due to the impacts of COVID-19 and an $11 million impact from the sale of our commercial cybersecurity business in the prior year quarter.
The increase in operating income for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily due to program wins, partially offset by lower fees on certain programs, product volume timing related to the impacts of COVID-19 and the completion of certain contracts.

	Three Months Ended
Health	April 3, 2020	March 29, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$530	$463	$67	14.5%
Operating income	73	45	28	62.2%
Operating margin	13.8%	9.7%
The increase in revenues for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily attributable to a net increase in program volumes, program wins and an $11 million impact from our acquisition of IMX Medical Management Services, Inc. in the third quarter of fiscal 2019. This was partially offset by a $25 million impact from the sale of our health staff augmentation business in the third quarter of fiscal 2019.
The increase in operating income for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily due to a net increase in program volumes and net profit write-downs in the prior year quarter.

	Three Months Ended
Corporate	April 3, 2020	March 29, 2019	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(35)	$(15)	$(20)	NM
NM - Not meaningful
The increase in operating loss for the three months ended April 3, 2020, as compared to the three months ended March 29, 2019, was primarily attributable to an $11 million increase in acquisition and integration costs, primarily related to the acquisition of Dynetics, and higher litigation costs of $7 million.
Non-Operating Expense, net
Non-operating expense, net for the three months ended April 3, 2020 was $62 million as compared to non-operating income, net of $54 million for the three months ended March 29, 2019. The change was primarily due to the $88 million gain recognized on the sale of our commercial cybersecurity business in the prior year quarter, $19 million of debt discount and debt issuance costs written off related to the refinancing of our term loans and $11 million for the accrual of estimated bridge loan duration fees associated with the acquisition of Dynetics.
Provision for Income Taxes
For the three months ended April 3, 2020, our effective tax rate was 11.5% compared to 23.2% for the three months ended March 29, 2019. The decrease in the effective tax rate was primarily due to an increased benefit from employee stock-based payments and a release of a valuation allowance related to foreign tax credits.
Bookings and Backlog
We recorded net bookings worth an estimated $5.5 billion during the three months ended April 3, 2020, as compared to $3.3 billion for the three months ended March 29, 2019.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	April 3, 2020	January 3, 2020
	(in millions)
Defense Solutions:
Funded backlog	$3,936	$3,063
Negotiated unfunded backlog	12,294	11,974
Total Defense Solutions backlog	$16,230	$15,037
Civil:
Funded backlog	$1,296	$1,267
Negotiated unfunded backlog	6,254	2,978
Total Civil backlog	$7,550	$4,245
Health:
Funded backlog	$975	$1,083
Negotiated unfunded backlog	3,548	3,725
Total Health backlog	$4,523	$4,808
Total:
Funded backlog	$6,207	$5,413
Negotiated unfunded backlog	22,096	18,677
Total backlog	$28,303	$24,090
The change in Defense Solutions backlog reflects $1,762 million of backlog acquired as a result of the acquisition of Dynetics.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ"), General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated. Total backlog at April 3, 2020 included an adverse impact of $204 million when compared to total backlog at January 3, 2020, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of April 3, 2020, we had $445 million in cash and cash equivalents. In January 2020, we entered into an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. This new credit facility replaced the previous secured credit facility with the same borrowing capacity. As of April 3, 2020, there were no borrowings outstanding under the credit facility and we were in compliance with the related financial covenants.
At April 3, 2020, and January 3, 2020, we had outstanding debt of $4.2 billion and $3.0 billion, respectively. In January 2020, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility"). We used the proceeds of the Term Loan Facility and cash on hand to to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016. Additionally, in January 2020, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate amount of $1.25 billion (the "Bridge Facility"). We used the proceeds of the Bridge Facility and cash on hand to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens. See "Note 9–Debt" for further details regarding these transactions.

LEIDOS HOLDINGS, INC.

Additionally, on February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility providing for $1.0 billion of commitments from certain financial institutions in connection with the acquisition of L3Harris Technologies' ("L3Harris") security detection and automation businesses. The maturity date will be two years from the funding date if we draw on this commitment. As of April 3, 2020, we have not drawn any funds under the delayed-draw term loan facility.
On May 4, 2020, we completed our acquisition of L3Harris' security detection and automation businesses and drew on our senior unsecured delayed-draw term loan facility (see "Note 16–Subsequent Events").
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $2 million and $31 million during the three months ended April 3, 2020 and March 29, 2019, respectively. This activity included principal payments on our term loans of $27 million during the three months ended March 29, 2019. The senior unsecured term loans, notes and the bridge loan contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of April 3, 2020.
We paid dividends of $51 million and $54 million during the three months ended April 3, 2020 and March 29, 2019, respectively.
During the three months ended April 3, 2020, we sold $564 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $563 million (see "Note 12–Supplementary Cash Flow Information and Restricted Cash").
COVID-19 has negatively impacted the financial markets and may impact our liquidity; we will continue to assess our liquidity needs as the outbreak evolves.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings under our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	April 3, 2020	March 29, 2019
	(in millions)
Net cash provided by operating activities	$372	$288
Net cash (used in) provided by investing activities	(1,685)	237
Net cash provided by (used in) financing activities	1,161	(297)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(152)	$228
Net cash provided by operating activities increased $84 million for the three months ended April 3, 2020, when compared to the prior year quarter, primarily due to the sale of some accounts receivable in the last month of the quarter and the timing of payroll payments, partially offset by higher advance payments from customers in the prior year quarter.
Net cash used in investing activities increased $1,922 million for the three months ended April 3, 2020, when compared to the prior year quarter, primarily due to $1,642 million of net cash paid related to the acquisition of Dynetics and $267 million received in the prior year quarter for the disposition of our commercial cybersecurity business and sale of real estate properties.
Net cash provided by financing activities increased $1,458 million for the three months ended April 3, 2020, when compared to the prior year quarter, primarily due to $1,250 million of proceeds related to the issuance of the Bridge Facility associated with the acquisition of Dynetics, $200 million of stock repurchases in the prior year quarter and the timing of debt payments.

LEIDOS HOLDINGS, INC.

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 15–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 14–Contingencies" and "Note 15–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 3, 2020.
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The broad effects of the COVID-19 outbreak have resulted in negative impacts on the global economy and financial markets and may affect our interest rates and cause foreign currency fluctuations.
Except as noted above, there were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 3, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 3, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On January 31, 2020, we completed the acquisition of Dynetics. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Dynetics from our evaluation for the first quarter of 2020. We are in the process of integrating Dynetics into our system of internal control over financial reporting.
Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 14–Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Other than as described below, there have been no material changes to the risks described in Part I, Item 1A "Risk Factors," in our Annual Report on Form 10-K for the year ended January 3, 2020. If any risks and uncertainties described below actually occur, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business.
The extent to which our business will be adversely affected by the recent COVID-19 outbreak or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
The recent outbreak and global spread of COVID-19, and the preventative or protective actions that governments, corporations, individuals and we are taking and may continue to take in an effort to limit the impact of COVID-19, have resulted in a period of business disruption and increased economic uncertainty. The spread of COVID-19 has caused us to modify our business practices (including employee travel, access to customer sites, employee and contractor remote work and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions due to COVID-19, our operations and results will likely be impacted.
Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. For example, the U.S. government fiscal year 2021 budget cycle will likely be delayed as the U.S. government focuses its attention on mitigating the impact of COVID-19, which could result in a re-evaluation of U.S. government spending levels and priorities. Even after COVID-19 has subsided, we may experience materially adverse impacts on our business as a result of the outbreak's global economic impact, including any recession that is occurring or may occur in the future. New contract awards have and may continue to be delayed and our ability to perform on our existing contracts may be delayed or impaired, which could negatively impact our revenues. In addition, our costs may increase as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance, which could impact our profitability. The continued spread of COVID-19 has had and may continue to have similar negative impacts on our customers, subcontractors and suppliers, causing delay or limiting their ability to perform, including in making timely payments to us. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of COVID-19 and actions to contain it or treat its impact, among others. In addition, to the extent COVID-19 or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A "Risk Factors" of our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
On February 16, 2018, our Board of Directors authorized a new share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion.

LEIDOS HOLDINGS, INC.

The following table presents repurchases of Leidos common stock during the quarter ended April 3, 2020:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 4, 2020 - January 31, 2020	4,703	$97.70	—	7,696,108
February 1, 2020 - February 29, 2020	—	—	—	7,696,108
March 1, 2020 - March 31, 2020	228	72.51	—	7,696,108
April 1, 2020 - April 3, 2020	—	—	—	7,696,108
Total	4,931	$96.54	—
(1)The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Sale Agreement dated as of February 3, 2020, by and among L3 Harris Technologies, Inc., Leidos Inc. and Leidos Holdings Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 4, 2020.

10.2
Credit Agreement dated as of January 17, 2020, among Leidos Holdings, Inc., Leidos Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2020.

10.3
Bridge Credit Agreement dated as of January 31, 2020, among Leidos Holdings, Inc., Leidos Inc. and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2020.

10.4
Term Loan Credit Agreement dated as of February 12, 2020, among Leidos Holdings, Inc., Leidos, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2020.

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
Date: May 5, 2020

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer