Form 10-Q
period 2020-07-03
Leidos Holdings, Inc.
filed 2020-08-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 27, 2020, was 142,193,551 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 3, 2020	January 3, 2020
	(in millions)
ASSETS
Cash and cash equivalents	$588	$668
Receivables, net	1,789	1,734
Inventory, net	294	72
Other current assets	381	338
Total current assets	3,052	2,812
Property, plant and equipment, net	569	287
Intangible assets, net	1,260	530
Goodwill	6,266	4,912
Operating lease right-of-use assets, net	559	400
Other assets	437	426
	$12,143	$9,367
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,034	$1,837
Accrued payroll and employee benefits	541	435
Long-term debt, current portion	854	61
Total current liabilities	3,429	2,333
Long-term debt, net of current portion	4,148	2,925
Operating lease liabilities	529	326
Deferred tax liabilities	194	184
Other long-term liabilities	296	182
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 142 million and 141 million shares issued and outstanding at July 3, 2020 and January 3, 2020, respectively	—	—
Additional paid-in capital	2,600	2,587
Retained earnings	1,065	896
Accumulated other comprehensive loss	(127)	(70)
Total Leidos stockholders’ equity	3,538	3,413
Non-controlling interest	9	4
Total equity	3,547	3,417
	$12,143	$9,367

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions, except per share amounts)
Revenues	$2,914	$2,728	$5,803	$5,305
Cost of revenues	2,531	2,348	5,025	4,569
Selling, general and administrative expenses	195	175	383	341
Bad debt expense and recoveries	(81)	—	(72)	—
Acquisition, integration and restructuring costs	16	1	28	3
Asset impairment charges	11	—	11	—
Equity earnings of non-consolidated subsidiaries	(7)	(6)	(13)	(10)
Operating income	249	210	441	402
Non-operating (expense) income:
Interest expense, net	(41)	(33)	(89)	(71)
Other (expense) income, net	(16)	2	(30)	94
Income before income taxes	192	179	322	425
Income tax expense	(38)	(41)	(53)	(98)
Net income	154	138	269	327
Less: net income attributable to non-controlling interest	1	2	1	2
Net income attributable to Leidos common stockholders	$153	$136	$268	$325

Earnings per share:
Basic	$1.08	$0.94	$1.89	$2.26
Diluted	1.06	0.93	1.86	2.23

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions)
Net income	$154	$138	$269	$327
Foreign currency translation adjustments	61	(12)	(13)	(2)
Unrecognized loss on derivative instruments	(3)	(26)	(45)	(41)
Pension adjustments	—	—	1	—
Total other comprehensive income (loss), net of taxes	58	(38)	(57)	(43)
Comprehensive income	212	100	212	284
Less: comprehensive income attributable to non-controlling interest	1	2	1	2
Comprehensive income attributable to Leidos common stockholders	$211	$98	$211	$282

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	2,579	961	(185)	3,355	4	3,359
Net income	—	—	153	—	153	1	154
Other comprehensive income, net of taxes	—	—	—	58	58	—	58
Issuances of stock	—	8	—	—	8	—	8
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions to non-controlling interest	—	—	—	—	—	4	4
Balance at July 3, 2020	142	$2,600	$1,065	$(127)	$3,538	$9	$3,547

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)[CONTINUED]

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	2,767	562	(35)	3,294	3	3,297
Net income	—	—	136	—	136	2	138
Other comprehensive loss, net of taxes	—	—	—	(38)	(38)	—	(38)
Issuances of stock	—	6	—	—	6	—	6
Repurchases of stock and other	—	(5)	—	—	(5)	—	(5)
Dividends of $0.32 per share	—	—	(46)	—	(46)	—	(46)
Stock-based compensation	—	13	—	—	13	—	13
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at June 28, 2019	144	$2,780	$652	$(73)	$3,359	$3	$3,362

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 3, 2020	June 28, 2019
	(in millions)
Cash flows from operations:
Net income	$269	$327
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(87)
Depreciation and amortization	132	115
Stock-based compensation	30	25
Loss on debt extinguishment	31	—
Asset impairment charges	11	—
Deferred income taxes	(1)	13
Other	11	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	226	32
Other current assets and other long-term assets	15	53
Accounts payable and accrued liabilities and other long-term liabilities	(44)	(2)
Accrued payroll and employee benefits	70	—
Income taxes receivable/payable	44	(5)
Net cash provided by operating activities	794	474
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,610)	—
Payments for property, equipment and software	(90)	(46)
Proceeds from disposition of business	—	171
Net proceeds from sale of assets	—	96
Other	1	—
Net cash (used in) provided by investing activities	(2,699)	221
Cash flows from financing activities:
Proceeds from debt issuance	6,225	—
Payments of long-term debt	(4,203)	(48)
Payments for debt issuance costs	(39)	—
Dividend payments	(99)	(101)
Repurchases of stock and other	(34)	(227)
Proceeds from issuances of stock	16	15
Other	4	—
Net cash provided by (used in) financing activities	1,870	(361)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35)	334
Cash, cash equivalents and restricted cash at beginning of period	717	369
Cash, cash equivalents and restricted cash at end of period	$682	$703

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1–Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, state and local government agencies and foreign government agencies. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
We have a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which is anticipated to end in November 2020. We also have a controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. The financial results for MSA and HMIS are consolidated into our unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change (see "Note 14–Business Segments").
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We disaggregated "Inventory, net" from "Other current assets" on the condensed consolidated balance sheets. We separately disclosed "Deferred income taxes" and "Income taxes receivable/payable" within operating activities on the condensed consolidated statements of cash flows. Additionally, we combined "Other current assets" and "Other long-term assets" into "Other current assets and other long-term assets" and "Accounts payable and accrued liabilities" and "Other long-term liabilities" into "Accounts payable and accrued liabilities and other long-term liabilities" on the condensed consolidated statements of cash flows.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions, except per share amounts)
Favorable impact	$28	$23	$52	$46
Unfavorable impact	(19)	(10)	(26)	(29)
Net impact to income before income taxes	$9	$13	$26	$17

Impact on diluted EPS attributable to Leidos common stockholders	$0.05	$0.07	$0.14	$0.09
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $12 million and $32 million for the three and six months ended July 3, 2020, respectively, and $15 million and $19 million for the three and six months ended June 28, 2019, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets. At July 3, 2020 and January 3, 2020, $149 million and $169 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
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
As of July 3, 2020, we had $15.3 billion of remaining performance obligations, which are expected to be recognized as revenues in the amounts of $5.5 billion, $3.7 billion and $6.1 billion for the remainder of fiscal 2020, fiscal 2021 and fiscal 2022 and thereafter, respectively.
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
Disaggregated revenues by customer-type were as follows:

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,362	$12	$123	$1,497	$2,647	$29	$247	$2,923
Other government agencies(1)	175	615	247	1,037	383	1,159	622	2,164
Commercial and non-U.S. customers	219	112	27	358	431	183	55	669
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,192	$17	$113	$1,322	$2,327	$34	$237	$2,598
Other government agencies(1)	154	564	343	1,061	310	1,075	645	2,030
Commercial and non-U.S. customers	214	80	39	333	413	167	67	647
Total	$1,560	$661	$495	$2,716	$3,050	$1,276	$949	$5,275
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The majority of our revenues are generated from U.S. government contracts, either as a prime contractor or as a subcontractor. Revenues from the U.S. government can be adversely impacted by spending caps or changes in budgetary priorities of the U.S. government, as well as delays in program start dates or the award of a contract.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,105	$343	$64	$1,512	$2,199	$689	$129	$3,017
Firm-fixed-price	462	289	237	988	902	462	610	1,974
Time-and-materials and fixed-price-level-of-effort	189	107	96	392	360	220	185	765
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,001	$401	$47	$1,449	$1,987	$768	$116	$2,871
Firm-fixed-price	411	149	328	888	775	291	597	1,663
Time-and-materials and fixed-price-level-of-effort	148	111	120	379	288	217	236	741
Total	$1,560	$661	$495	$2,716	$3,050	$1,276	$949	$5,275
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
Disaggregated revenues by geographic location were as follows:

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,560	$691	$397	$2,648	$3,073	$1,310	$924	$5,307
International	196	48	—	244	388	61	—	449
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756

	Three Months Ended June 28, 2019				Six Months Ended June 28, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,360	$647	$495	$2,502	$2,664	$1,246	$949	$4,859
International	200	14	—	214	386	30	—	416
Total	$1,560	$661	$495	$2,716	$3,050	$1,276	$949	$5,275
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
Revenues by customer-type, contract-type and geographic location exclude lease income of $22 million and $47 million for the three and six months ended July 3, 2020, respectively, and $12 million and $30 million for the three and six months ended June 28, 2019, respectively (see "Note 7–Leases").
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
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not just subject to the passage of time. Unbilled receivables exclude amounts billable where the right to consideration is unconditional. Contract liabilities consist of deferred revenue.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	July 3, 2020	January 3, 2020
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$803	$735

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$401	$400

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$20	$9
The increase in unbilled receivables was primarily due to the timing of revenue recognized on certain contracts.
Revenue recognized for the three and six months ended July 3, 2020 of $81 million and $226 million, respectively, was included as a contract liability at January 3, 2020. Revenue recognized for the three and six months ended June 28, 2019 of $136 million and $249 million, respectively, was included as a contract liability at December 28, 2018.
Note 4–Acquisitions
L3Harris Technologies ("L3Harris") Transaction
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of L3Harris' security detection and automation businesses (the "SD&A Businesses") for preliminary cash consideration of $968 million, net of cash acquired, subject to working capital adjustments. The SD&A Businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The addition of the SD&A Businesses will expand the scope and scale of our global security detection and automation offerings.
In connection with the acquisition, we drew on our senior unsecured delayed-draw term loan facility in an aggregate principal amount of $1.0 billion (the "Facility"). See "Note 10–Debt" for further details. The proceeds of the Facility and cash on hand were used to fund the purchase of the SD&A Businesses.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The preliminary purchase consideration for the acquisition of the SD&A Businesses was as follows (in millions):

Cash paid at closing	$1,015
Preliminary working capital adjustments	21
Preliminary purchase price	$1,036
The preliminary fair values of total net assets acquired at the Transaction Date was $1,036 million, which included the following (in millions):

Receivables	$134
Inventory	101
Intangible assets	280
Goodwill	599
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of July 3, 2020, we had not finalized the determination of fair values of the acquired assets and liabilities, primarily including, but not limited to accounts receivable, inventory, intangible assets, accrued liabilities and deferred taxes. The preliminary purchase price allocation is subject to change as we complete our determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Of the goodwill recognized, $368 million is deductible for tax purposes.
The following table summarizes the preliminary fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	7	$117
Software and technology	10	140
Trade name	5	23
Total	8	$280
The preliminary fair value and related weighted average amortization period of the intangible assets acquired were based on an industry benchmarking analysis surrounding recent and relevant industry transactions. The difference between the benchmark estimate and ultimate fair value of intangible assets identified may be material.
For the three and six months ended July 3, 2020, $80 million of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.
Dynetics, Inc. ("Dynetics") Acquisition
On January 31, 2020 (the "Acquisition Date"), we completed our acquisition of Dynetics, an industry-leading applied research and national security solutions company. The addition of Dynetics will accelerate opportunities within our innovation engine that researches and develops new technologies and solutions to address the most challenging needs of our customers. All of the issued and outstanding shares of common stock of Dynetics were purchased for $1.64 billion, net of cash acquired.
In connection with the acquisition, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion (the "Bridge Facility"). See "Note 10–Debt" for further details.
The proceeds of the Bridge Facility and cash on hand on the Acquisition Date were used to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash	$18
Receivables	159
Inventory	47
Other current assets	22
Operating lease right-of-use assets	25
Property, plant and equipment	173
Intangible assets	544
Other assets	9
Accounts payable and accrued liabilities	(48)
Accrued payroll and employee benefits	(29)
Operating lease liabilities	(20)
Other long-term liabilities	(4)
Total identifiable net assets acquired	896
Goodwill	764
Purchase price	$1,660
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of July 3, 2020, we had not finalized the determination of fair values of the acquired assets and liabilities, primarily including, but not limited to inventory, intangible assets and property, plant and equipment. The purchase price allocation is subject to change as we complete our determination of the fair value of the acquired assets and liabilities assumed, the impact of which could be material. During the three months ended July 3, 2020, we recorded adjustments to certain preliminary estimated values, including an $80 million increase in intangible assets.
The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. For tax purposes, $768 million of goodwill is deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	15	$500
Backlog	1	33
Technology	11	11
Total	14	$544
For the three and six months ended July 3, 2020, $206 million and $335 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics and the SD&A Businesses:

	Three Months Ended	Six Months Ended
	July 3, 2020	July 3, 2020
	(in millions)
Acquisition costs	$12	$23
Integration costs	3	3
Total acquisition and integration costs	$15	$26
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the condensed consolidated statements of income.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results of operations as if the acquisitions had occurred on December 29, 2018. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the acquisitions of Dynetics and the SD&A Businesses and are factually supportable. The unaudited pro forma results below do not reflect future events that have occurred or may occur after the acquisitions, including anticipated synergies or other expected benefits that may be realized from the acquisitions. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the acquisitions had been completed on December 29, 2018, nor is it intended to be an indication of future operating results.

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions, except per share amounts)
Revenues	$2,984	$3,027	$6,060	$5,854
Net income	147	107	271	254
Net income attributable to Leidos common stockholders	146	105	270	252
Earnings per share:
Basic	$1.03	$0.73	$1.90	$1.75
Diluted	1.01	0.72	1.88	1.73
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisitions had been completed on December 29, 2018:
•Acquisition-related costs of $12 million and $23 million for the three and six months ended July 3, 2020, respectively, were excluded within the pro forma financial information for fiscal 2020 and were included within the supplemental pro forma earnings for fiscal 2019.
Note 5–Inventory
The components of inventory, net consisted of the following:

	July 3, 2020	January 3, 2020
	(in millions)
Raw materials	$139	$46
Work in process	89	13
Finished goods	66	13
	$294	$72

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 28, 2018	$2,015	$1,924	$921	$4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX Medical Management Services, Inc.	—	—	50	50
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(4)	8	—	4
Adjustment to goodwill	3	—	—	3
Goodwill at January 3, 2020	2,039	1,907	966	4,912
Goodwill re-allocation	429	(429)	—	—
Acquisition of Dynetics and the SD&A Businesses	764	599	—	1,363
Foreign currency translation adjustments	(9)	—	—	(9)
Goodwill at July 3, 2020	$3,223	$2,077	$966	$6,266
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. This change resulted in the reallocation of $429 million of goodwill between the reporting units within the two reportable segments. We evaluated goodwill for impairment for certain reporting units using either a quantitative step one analysis or qualitative analysis, both before and after the changes were made, and determined that goodwill was not impaired.
There were no goodwill impairments during the six months ended July 3, 2020 and June 28, 2019.
Intangible Assets
Intangible assets, net consisted of the following:

	July 3, 2020			January 3, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,620	$(608)	$1,012	$1,003	$(536)	$467
Software and technology	253	(88)	165	102	(83)	19
Customer relationships	45	(8)	37	45	(6)	39
Backlog	33	(14)	19	—	—	—
Trade names	24	(1)	23	1	—	1
Total finite-lived intangible assets	1,975	(719)	1,256	1,151	(625)	526
Indefinite-lived intangible assets:
Trade names	4	—	4	4	—	4
Total intangible assets	$1,979	$(719)	$1,260	$1,155	$(625)	$530
Amortization expense was $51 million and $94 million for the three and six months ended July 3, 2020, respectively, and $43 million and $86 million for the three and six months ended June 28, 2019, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Program intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Backlog, customer relationships and trade name intangible assets are amortized on a straight-line basis over their estimated useful lives. Software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of July 3, 2020, was as follows:

Fiscal year ending
(in millions)
2020 (remainder of year)	$112
2021	208
2022	200
2023	177
2024	130
2025 and thereafter	429
$1,256
We are monitoring the impacts of the coronavirus outbreak ("COVID-19") on the fair value of our intangible assets and goodwill. While we currently do not anticipate any impairments to intangible assets and goodwill as a result of COVID-19, future changes in the expectations of the impact on our operations, financial performance and cash flows related to intangible assets and goodwill could cause these assets to be impaired.
Note 7–Leases
Lessee
In March 2020, we took occupancy of our new corporate headquarters in Reston, VA. As a result, we recorded $104 million of right-of-use assets and $132 million of lease liabilities.
During the three months ended July 3, 2020, we made a decision to vacate one of our facilities. The carrying amount was determined to be less than the expected recovery from sublease income and as a result, we recorded an impairment charge of $11 million, which was recorded within our Health reportable segment.
Lessor
The components of lease income were as follows:

		Three Months Ended		Six Months Ended
	Income statement line item	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$12	$6	$28	$16
Cost of underlying asset	Cost of revenues	(10)	(5)	(23)	(14)
Operating income		2	1	5	2
Interest income on lease receivables	Revenues	2	—	4	—
		4	1	9	2

Operating lease income	Revenues	8	6	15	14
Total lease income		$12	$7	$24	$16

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 8–Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets for identical assets or liabilities that are observable either directly or indirectly or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires us to develop our own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3).
The accounting guidance for fair value measurements requires that we maximize the use of observable inputs and minimize the use of unobservable inputs in determining fair value. The accounting guidance provides for the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at inception of the contract and record any subsequent changes in fair value in earnings. We have not made fair value option elections for any of our financial assets and liabilities.
The financial instruments measured at fair value on a recurring basis consisted of the following:

	July 3, 2020		January 3, 2020
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$2	$2	$2	$2
Financial liabilities:
Derivatives	$124	$124	$75	$75
Our derivatives primarily consist of the fair value interest rate swaps on the $450 million, fixed rate 4.45% senior unsecured notes maturing in December 2020 and cash flow interest rate swaps on $1.5 billion of the variable rate senior unsecured term loan (see "Note 9–Derivative Instruments"). The fair value of the fair value interest rate swaps and cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate, respectively (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $20 million as of July 3, 2020, and January 3, 2020, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of July 3, 2020, and January 3, 2020, the fair value of debt was $5.3 billion and $3.1 billion, respectively, and the carrying amount was $5.0 billion and $3.0 billion, respectively (see "Note 10–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On January 31, 2020 and May 4, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Dynetics and the SD&A Businesses, respectively (see "Note 4–Acquisitions"). The preliminary fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. Additionally, as of July 3, 2020, we had a real estate property measured at fair value (Level 2), which resulted in an impairment charge of $11 million (see "Note 7–Leases").
Note 9–Derivative Instruments
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	July 3, 2020	January 3, 2020
		(in millions)
Fair value interest rate swaps	Other current assets(1)	$2	$2
(1) The carrying amount of the fair value interest rate swaps were recorded within "Other assets" as of January 3, 2020.

	Liability derivatives
	Balance sheet line item	July 3, 2020	January 3, 2020
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$124	$75
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Fair Value Hedge
We have interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior unsecured notes maturing in December 2020 (the "2020 Notes"). The objective of these instruments is to hedge the 2020 Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, we will receive semi-annual interest payments at the coupon rate of 4.45% and will pay variable interest based on the six-month LIBOR rate.
The interest rate swaps were accounted for as a fair value hedge of the 2020 Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt (the hedged item) (See "Note 10–Debt").
The fair value of the 2020 Notes is stated at an amount that reflects changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
The following amounts were recorded on the condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying amount of hedged item		Cumulative amount of fair value adjustment included within the hedged item
Balance sheet line item of hedged item	July 3, 2020	January 3, 2020	July 3, 2020	January 3, 2020
	(in millions)
Long-term debt, current portion(1)	$452	$452	$2	$2
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
The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swaps is reported as a component of other comprehensive income (loss) and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$41	$33	$89	$71

Amount recognized in other comprehensive income (loss)	$(7)	$(31)	$(62)	$(49)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	4	(2)	4	(4)
We expect to reclassify net losses of $15 million from accumulated other comprehensive loss into earnings during the next 12 months.
We terminated interest rate swaps in September 2018. The net derivative gain of $60 million related to the discontinued cash flow hedges remained in accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedges as the hedged variable rate debt impacts earnings.
Note 10–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	July 3, 2020(1)	January 3, 2020(1)
			(in millions)
Senior unsecured term loans:
$300 million Term Loan, due June 2021	2.18%	2.52%	$299	$—
$1,925 million Term Loan, due January 2025	1.56%	1.81%	1,883	—
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.31%	3.74%	—	581
$310 million Term Loan A, due August 2023	3.31%	3.76%	—	242
$1,131 million Term Loan B, due August 2025	3.56%	3.91%	—	1,075
Senior unsecured notes:
$450 million notes, due December 2020(2)	4.45%	4.53%	452	452
$500 million notes, due May 2023	2.95%	3.17%	496	—
$500 million notes, due May 2025	3.63%	3.76%	495	—
$750 million notes due May 2030	4.38%	4.50%	736	—
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2030	2.15%-5.49%	Various	20	15
Total long-term debt			5,002	2,986
Less: current portion			(854)	(61)
Total long-term debt, net of current portion			$4,148	$2,925
(1) The carrying amounts of the senior term loans and notes as of July 3, 2020, and January 3, 2020, include the remaining principal outstanding of $5,030 million and $3,004 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $50 million and $35 million, respectively, and a $2 million asset for both periods related to the fair value interest rate swaps (see "Note 9–Derivative Instruments").

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(2) As of January 3, 2020, the carrying value of the $450 million senior notes maturing in December 2020 was reflected within “Long-term debt, net of current portion” as we had the ability to consummate and intention to refinance the existing debt. During the three months ended April 3, 2020, we determined that it was more beneficial to repay our $450 million senior notes maturing in December 2020 as contractually obligated rather than to refinance the debt based on current financial market conditions. As a result, the carrying value was reclassified into the current portion of long-term debt.
Senior Notes
Notes Issuance
On May 12, 2020, we issued and sold $500 million senior notes maturing in May 2023 (the "2023 Notes"), $500 million senior notes maturing in May 2025 (the "2025 Notes") and $750 million senior notes maturing in May 2030 (the "2030 Notes", and together with the 2023 Notes and 2025 Notes, the "Notes"). The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest, fees and other amounts under the January 31, 2020 Bridge Facility and to repay a portion of the outstanding loans under the February 12, 2020 Facility.
Interest on the Notes is payable on a semi-annual basis with principal payments due at maturity. The annual interest rate for the 2023 Notes, 2025 Notes and 2030 Notes is 2.95%, 3.63% and 4.38%, respectively.
Additionally, on May 12, 2020, we entered into a registration rights agreement, pursuant to which we agreed to use reasonable best efforts to file a registration statement to permit the exchange of the Notes and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the Notes and related guarantees, under certain circumstances. Under the agreement, the registration statement is to be filed no later than 420 days after the original issuance of the securities. If we fail to satisfy our obligations under the Registration Rights Agreement, we will be required to pay additional annual interest equal to 0.25% of the aggregate outstanding on the principal amount to holders of the Notes.
Term Loan Financing
On June 18, 2020 (the "Agreement Date"), we entered into a 364-day Term Loan Credit Agreement, which provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million (the "Term Loan"), with maturity 364 days after the Agreement Date.
The proceeds of the Term Loan and cash on hand on the Agreement Date were used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with the Facility.
Borrowings under the Term Loan Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on our credit rating. The applicable margin range for LIBOR-denominated borrowings is from 1.75% to 2.25%. Based on our current ratings, the applicable margin for LIBOR-denominated borrowings is 2.00%.
The financial covenants in the Term Loan Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") of not more than 4.50 to 1.00 and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
Delayed-Draw Term Loan Facility
On February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility providing for $1.0 billion of commitments from certain financial institutions in connection with the acquisition of the SD&A Businesses. On May 4, 2020, we completed our acquisition of the SD&A Businesses and drew on the Facility in an aggregate principal amount of $1.0 billion.
On May 12, 2020, in connection with the issuance of the $1.75 billion Notes, $500 million of the principal outstanding on the Facility was repaid. During May and June 2020, we made $200 million of principal repayments on the Facility. On June 18, 2020, in connection with the 364-day Term Loan Credit Agreement, the remaining principal outstanding on the Facility was fully repaid.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Bridge Facility
On January 31, 2020, in connection with the acquisition of Dynetics, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion, with maturity 364 days after the Acquisition Date.
Borrowings under the Bridge Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate, plus, in each case, an applicable margin that varies depending on our credit rating, subject to increases by 0.25% every 90 days. During the period the Bridge Facility borrowing was outstanding, the applicable margins for LIBOR-denominated borrowings were 1.38% and 1.63%. Additionally, we paid to each lender under the Bridge Facility a duration fee equal to 0.50% of the aggregate outstanding principal amount of the loans under the Bridge Facility 90 days after the Acquisition Date.
On May 12, 2020, in connection with the issuance of the Notes, the outstanding principal on the Bridge Credit Agreement was fully repaid.
Term Loans and Revolving Credit Facility Refinancing
On January 17, 2020 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature five years from the Closing Date, subject to two additional one year extensions.
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
The financial covenants in the Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to two increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
Principal Payments and Debt Issuance Costs
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $226 million and $228 million during the three and six months ended July 3, 2020, respectively, and $17 million and $48 million during the three and six months ended June 28, 2019, respectively. This activity included required principal payments on our term loans of $24 million during the three months ended July 3, 2020 and $14 million and $41 million during the three and six months ended June 28, 2019, respectively. As of July 3, 2020, and January 3, 2020, there were no borrowings outstanding under the unsecured and secured credit facility, respectively.
In connection with the financing activity noted above, $56 million of debt discount and debt issuance costs related to the long-term debt and revolving credit facility were recognized, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the condensed consolidated balance sheets, respectively. For the three and six months ended July 3, 2020, $12 million and $31 million, respectively, of debt discount and debt issuance costs were written off related to the Terminated Credit Agreements and loan facility repayments. Amortization of debt discount and debt issuance costs was $5 million and $9 million for the three and six months ended July 3, 2020, respectively, and $2 million and $5 million for the three and six months ended June 28, 2019, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The senior unsecured term loans, notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of July 3, 2020.
Note 11–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 28, 2018	$(41)	$14	$(3)	$(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	(33)	(33)	(4)	(70)
Other comprehensive (loss) income	(14)	(62)	1	(75)
Taxes	1	13	—	14
Reclassification from accumulated other comprehensive loss	—	4	—	4
Balance at July 3, 2020	$(46)	$(78)	$(3)	$(127)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 12–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions)
Basic weighted average number of shares outstanding	142	144	142	144
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	144	146	144	146
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three and six months ended July 3, 2020, and the three and six months ended June 28, 2019.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 13–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Six Months Ended
	July 3, 2020	June 28, 2019
	(in millions)
Supplementary cash flow information:
Cash paid for interest(1)	$82	$84
Cash paid for income taxes, net of refunds	7	89
Non-cash investing activity:
Fixed asset additions	$15	$—
Non-cash financing activity:
Finance lease obligations	$12	$—
(1) Includes net settlement of cash flow hedge and fair value hedge derivatives
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable within 30 days of the sale date. During the six months ended July 3, 2020, we sold $1,113 million of accounts receivable under the agreements and received proceeds of $1,112 million, which were classified as operating activities in the condensed consolidated statements of cash flows.
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
Sold receivables activity for the period was as follows:

Six Months Ended
July 3, 2020
(in millions)
Sales of accounts receivable	$1,113
Cash collections on sold receivables remitted to financial institution	(888)
Outstanding balance sold to financial institution	225
Cash collected but not yet remitted to financial institution	(14)
Sold receivables due from customers	$211

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Cash
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	July 3, 2020	January 3, 2020
	(in millions)
Cash and cash equivalents	$588	$668
Restricted cash	94	49
Total cash, cash equivalents and restricted cash	$682	$717
Restricted cash is recorded within "Other current assets" in the condensed consolidated balance sheets.
The restricted cash is primarily comprised of advances from customers that are restricted as to use for certain expenditures related to that customer's contract and collections on sold receivables to be remitted to the financial institution.
Note 14–Business Segments
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
The results of Dynetics and the SD&A Businesses were included within the Defense Solutions and Civil reportable segments, respectively.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions)
Revenues:
Defense Solutions	$1,757	$1,560	$3,462	$3,051
Civil	758	667	1,412	1,290
Health	399	501	929	964
Total revenues	$2,914	$2,728	$5,803	$5,305

Operating income (loss):
Defense Solutions	$119	$113	$214	$217
Civil	78	56	137	114
Health	1	61	74	106
Corporate	51	(20)	16	(35)
Total operating income	$249	$210	$441	$402
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
Note 15–Contingencies
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
At July 3, 2020, we had a liability of $42 million recorded in the condensed consolidated balance sheets for this matter. The amount of possible loss ultimately incurred, if any, is subject to a range of complex factors and potential outcomes that remain to be determined, including information gathered during the course of litigation, pretrial and trial rulings and other litigation-related developments.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against Leidos and several former executives relating to a contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that Leidos and individual defendants made misleading statements or omissions about revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from Leidos and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. Leidos filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted Leidos' request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by Leidos. On October 2, 2019, the court granted preliminary approval of the proposed settlement and on June 29, 2020, the court granted final approval effective July 30, 2020. The amounts payable by Leidos are covered by an insurance policy.
Arbitration Proceeding
Leidos is a party to an arbitration proceeding involving a claim by Lockheed Martin for indemnification for $56 million in taxes attributable to deferred revenue recognized as a result of the acquisition of Lockheed Martin's Information Systems & Global Solutions business. On July 16, 2020, subsequent to the end of the second quarter of fiscal 2020, the arbitrators issued a final opinion rejecting Lockheed Martin’s claims.
Other
We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.
Other Contingencies
VirnetX, Inc.
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees, and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple’s petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the court on October 1, 2019. On December 27, 2019, Apple filed a petition in the Apple I matter for a writ of certiorari with the United States Supreme Court, which was denied on February 24, 2020. On February 20, 2020, Apple filed a Motion for Relief from Judgment in the U.S. District Court for the Eastern District of Texas, further arguing that VirnetX should not be allowed to recover the large amount of damages awarded in this case. On March 13, 2020, VirnetX announced that it had received payment from Apple of over $454 million, which represents the judgment with interest for the Apple I matter. However, the Motion Relief from Judgment remains pending, with Apple indicating it may seek restitution of its payment to VirnetX. On May 22, 2020, Leidos received $85 million from VirnetX representing Leidos' current share of the proceeds resulting from the Apple I case. A net gain of $81 million was recognized and was presented in "Bad debt expense and recoveries" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages awarded in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages. In an order unsealed on May 1, 2020, the District Court ordered a new trial on damages in the Apple II case, which is currently scheduled to begin on August 17, 2020.
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
As of July 3, 2020, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2015 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of July 3, 2020, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 16–Commitments
We have outstanding letters of credit of $99 million as of July 3, 2020, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $130 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of July 3, 2020, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2020 (remainder of year)	$63
2021	64
2022	14
2023	2
2024	1
2025 and thereafter	85
$229

Note 17–Subsequent Events
On July 31, 2020, our Board of Directors approved early payment of our $450 million senior unsecured notes due December 2020. We have provided the bond trustee with the necessary documents to affect this action. The bonds will be retired early September 2020 and reflected in our third quarter results.

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans and our ability to recover certain costs through the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus outbreak ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report under Part II, Item 1A. "Risk Factors" and as may be further updated in subsequent filings with the U.S. Securities and Exchange Commission. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
Unless indicated otherwise, references in this report to "we," "us" and "our" refer collectively to Leidos and its consolidated subsidiaries.
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging seven core capabilities: cyber; digital modernization; integrated systems; mission software systems; mission support; operations and logistics; and sensors, collection and phenomenology. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. government civilian agencies, state and local government agencies and foreign government agencies. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change.
COVID-19
The COVID-19 outbreak is affecting major economic and financial markets, and effectively all industries and governments are facing challenges, which has resulted in a period of business disruption, the length and severity of which cannot be predicted. The outbreak has resulted in significant travel restrictions, government orders to “shelter-in-place”, quarantine restrictions and significant disruption of the financial markets. We have acted to protect the health and safety of our employees, comply with workplace health and safety regulations and work with our customers to minimize disruptions. The outbreak has impacted each of our groups, primarily in access to customer sites, travel restrictions, limitations of remote work and COVID-19 related costs.
Consistent with federal, state and local guidance, we perform work that is essential to support the critical infrastructure of the United States, the Defense Industrial Base and healthcare sector and we continue to operate in support of our customers. We have taken steps to support increased teleworking and safe workplace environments. We have some minor business operations that are not designated as critical infrastructure and therefore have been required to operate in minimal conditions.

LEIDOS HOLDINGS, INC.

For the three and six months ended July 3, 2020, COVID-19 adversely impacted revenues by approximately $132 million and $153 million, respectively, and impacted operating income for the three and six months ended July 3, 2020 by approximately $68 million and $73 million, respectively, as compared to prior year results. The full extent of the impact of the COVID-19 outbreak on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the outbreak and related actions taken by the U.S. government, state and local government officials and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. While we have been able to make some recoveries, the ultimate timing and amount of recoveries remain uncertain as they will depend on a range of government actions, including each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, including the availability of funds.
We have experienced delays, and expect to continue experiencing delays, on certain contracts as a result of standby leave absences, which has caused a portion of our contracts to be less profitable. We are seeking reimbursement of some of the COVID-19 related costs under our U.S. government contracts through a combination of equitable adjustments to the contract prices and reimbursement of the costs under Section 3610, which allows, but does not require, federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel, through September 30, 2020. Reimbursement of any costs under Section 3610 increases sales, but is not expected to include a profit or fee and so would have the effect of reducing our margins in future periods. Standby cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for recovery of these costs or for other U.S. government defense priorities.
The CARES Act also enabled us to defer our federal and some state income tax payments from the second quarter of fiscal 2020 to the third quarter of fiscal 2020 and also to defer payment of the employer portion of social security taxes for the balance of fiscal 2020. For the three and six months ended July 3, 2020, we deferred $48 million of employer social security tax payments and received $10 million from the Employee Retention Credit.
We have taken measures to protect the health and well-being of our workforce and are working with our customers to minimize the delay and disruption of the award and performance on our contracts. Many of our employees continue to work remotely while our offices remain open with limited capacity.
Business Environment and Trends
U.S. Government Markets
During the three and six months ended July 3, 2020, we generated approximately 87% and 88%, respectively, of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On February 10, 2020, the President submitted the government fiscal year ("GFY") 2021 budget proposal to Congress, which included discretionary spending levels for defense and non-defense programs of $741 billion and $590 billion, respectively. Congress and the Administration have now shifted their collective attention to mitigating the impact of COVID-19. Consequently, the GFY 2021 budget cycle is delayed and spending levels could be affected, which could impact our business performance.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three and six months ended July 3, 2020. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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

LEIDOS HOLDINGS, INC.

Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	July 3, 2020	June 28, 2019	Dollar change	Percent change	July 3, 2020	June 28, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,914	$2,728	$186	6.8%	$5,803	$5,305	$498	9.4%

Operating income	249	210	39	18.6%	441	402	39	9.7%
Non-operating (expense) income, net	(57)	(31)	(26)	83.9%	(119)	23	(142)	NM
Income before income taxes	192	179	13	7.3%	322	425	(103)	(24.2)%
Income tax expense	(38)	(41)	3	(7.3)%	(53)	(98)	45	(45.9)%
Net income	154	138	16	11.6%	269	327	(58)	(17.7)%
Net income attributable to Leidos common stockholders	$153	$136	$17	12.5%	$268	$325	$(57)	(17.5)%
Operating margin	8.5%	7.7%			7.6%	7.6%
NM - Not meaningful
Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	July 3, 2020	June 28, 2019	Dollar change	Percent change	July 3, 2020	June 28, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,757	$1,560	$197	12.6%	$3,462	$3,051	$411	13.5%
Operating income	119	113	6	5.3%	214	217	(3)	(1.4)%
Operating margin	6.8%	7.2%			6.2%	7.1%
The increase in revenues for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily attributable to $206 million of revenues related to the acquisition of Dynetics, Inc. ("Dynetics") and program wins, partially offset by the completion of certain contracts, approximately $18 million of negative impacts from reduced volume on certain contracts due to COVID-19 and adverse exchange rate movements, primarily related to changes in the Australian dollar when compared to the U.S. dollar.
The increase in revenues for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily attributable to $335 million of revenues related to the acquisition of Dynetics, program wins and a net increase in volumes on certain programs. This was partially offset by the completion of certain contracts, approximately $33 million of negative impacts from reduced volume on certain contracts due to COVID-19 and adverse exchange rate movements, primarily related to changes in the Australian dollar when compared to the U.S. dollar.
The increase in operating income for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily due to lower indirect expenditures and program wins. This was partially offset by a net decrease in program volumes, including approximately $11 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The decrease in operating income for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily due to approximately $16 million of negative impacts from reduced volume on certain contracts due to COVID-19 and higher amortization of intangible assets related to the acquisition of Dynetics. This was partially offset by program wins and a net increase in volumes on certain programs.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Civil	July 3, 2020	June 28, 2019	Dollar change	Percent change	July 3, 2020	June 28, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$758	$667	$91	13.6%	$1,412	$1,290	$122	9.5%
Operating income	78	56	22	39.3%	137	114	23	20.2%
Operating margin	10.3%	8.4%			9.7%	8.8%
The increase in revenues for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily attributable to $80 million of revenues related to the acquisition of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses") and program wins, partially offset by the completion of certain contracts and approximately $18 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The increase in revenues for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily attributable to program wins, $80 million of revenues related to the acquisition of the SD&A Businesses and a net increase in volumes on certain programs. This was partially offset by the completion of certain contracts, approximately $24 million of negative impacts from reduced volume on certain contracts due to COVID-19 and an $11 million impact from the sale of our commercial cybersecurity business in the first quarter of fiscal 2019.
The increase in operating income for the three and six months ended July 3, 2020, as compared to the three and six months ended June 28, 2019, was primarily due to program wins and income related to the acquisition of the SD&A Businesses.

	Three Months Ended				Six Months Ended
Health	July 3, 2020	June 28, 2019	Dollar change	Percent change	July 3, 2020	June 28, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$399	$501	$(102)	(20.4)%	$929	$964	$(35)	(3.6)%
Operating income	1	61	(60)	(98.4)%	74	106	(32)	(30.2)%
Operating margin	0.3%	12.2%			8.0%	11.0%
The decrease in revenues for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily attributable to approximately $96 million related to timing of program execution due to COVID-19, a $26 million impact from the sale of our health staff augmentation business in the third quarter of fiscal 2019 and the completion of certain contracts. This was partially offset by program wins and a $7 million impact from our acquisition of IMX Medical Management Services, Inc. in the third quarter of fiscal 2019.
The decrease in revenues for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily attributable to approximately $96 million related to timing of program execution due to COVID-19, a $51 million impact from the sale of our health staff augmentation business in the third quarter of fiscal 2019 and the completion of certain contracts. This was partially offset by a net increase in volumes on certain programs, program wins and an $18 million impact from our acquisition of IMX Medical Management Services, Inc. in the third quarter of fiscal 2019.
The decrease in operating income for the three and six months ended July 3, 2020, as compared to the three and six months ended June 28, 2019, was primarily due to approximately $57 million of negative impacts from reduced volume on certain managed service contracts with fixed cost infrastructures that were impacted by COVID-19 and an $11 million asset impairment charge, partially offset by a net increase in volumes on certain programs.

	Three Months Ended				Six Months Ended
Corporate	July 3, 2020	June 28, 2019	Dollar change	Percent change	July 3, 2020	June 28, 2019	Dollar change	Percent change
	(dollars in millions)
Operating income (loss)	$51	$(20)	$71	NM	$16	$(35)	$51	(145.7)%
NM - Not meaningful

LEIDOS HOLDINGS, INC.

The increase in operating income for the three months ended July 3, 2020, as compared to the three months ended June 28, 2019, was primarily attributable to an $81 million net gain recognized upon the receipt of proceeds related to the VirnetX, Inc. ("VirnetX") legal matter, partially offset by a $14 million increase in acquisition and integration costs.
The increase in operating income for the six months ended July 3, 2020, as compared to the six months ended June 28, 2019, was primarily attributable to an $81 million net gain recognized upon the receipt of proceeds related to the VirnetX legal matter, partially offset by a $23 million increase in acquisition and integration costs and higher litigation costs.
Non-Operating Expense, net
Non-operating expense, net for the three months ended July 3, 2020 was $57 million as compared to non-operating expense, net of $31 million for the three months ended June 28, 2019. The change was primarily due to $12 million of debt discount and deferred financing costs written off related to the refinancing of our bridge facilities and higher interest expense associated with increases in our long-term debt.
Non-operating expense, net for the six months ended July 3, 2020 was $119 million as compared to non-operating income, net of $23 million for the six months ended June 28, 2019. The change was primarily due to the $87 million gain recognized on the sale of our commercial cybersecurity business in the prior year, $31 million of debt discount and deferred financing costs written off related to the refinancing of our term loans and bridge facilities and higher interest expense associated with increases in our long-term debt.
Provision for Income Taxes
For the three months ended July 3, 2020, our effective tax rate was 19.8% compared to 22.9% for the three months ended June 28, 2019. The decrease in the effective tax rate was primarily due to an increase in benefits related to federal research tax credits and a decrease to state income taxes.
For the six months ended July 3, 2020, our effective tax rate was 16.5% compared to 23.1% for the six months ended June 28, 2019. The decrease in the effective tax rate was primarily due to an increase in benefits related to employee stock-based payments, a release of a valuation allowance related to foreign tax credits and higher prior period unrecognized tax benefits.
Bookings and Backlog
We recorded net bookings worth an estimated $4.6 billion and $10.2 billion during the three and six months ended July 3, 2020, respectively, as compared to $3.0 billion and $6.3 billion for the three and six months ended June 28, 2019, respectively.
The estimated value of our total backlog was as follows:

	July 3, 2020	January 3, 2020
	(in millions)
Defense Solutions:
Funded backlog	$4,275	$3,063
Negotiated unfunded backlog	13,779	11,974
Total Defense Solutions backlog	$18,054	$15,037
Civil:
Funded backlog	$1,695	$1,267
Negotiated unfunded backlog	6,634	2,978
Total Civil backlog	$8,329	$4,245
Health:
Funded backlog	$1,074	$1,083
Negotiated unfunded backlog	3,204	3,725
Total Health backlog	$4,278	$4,808
Total:
Funded backlog	$7,044	$5,413
Negotiated unfunded backlog	23,617	18,677
Total backlog	$30,661	$24,090

LEIDOS HOLDINGS, INC.

The change in backlog for the Defense Solutions and Civil reportable segments reflect $1,762 million and $574 million, respectively, of backlog acquired as a result of the acquisitions of Dynetics and the SD&A Businesses, respectively.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ"), General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated. Total backlog at July 3, 2020 included an adverse impact of $129 million when compared to total backlog at January 3, 2020, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of July 3, 2020, we had $588 million in cash and cash equivalents. In January 2020, we entered into an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. This new credit facility replaced the previous secured credit facility with the same borrowing capacity. As of July 3, 2020, there were no borrowings outstanding under the credit facility and we were in compliance with the related financial covenants.
At July 3, 2020, and January 3, 2020, we had outstanding debt of $5.0 billion and $3.0 billion, respectively. In January 2020, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility"). We used the proceeds of the Term Loan Facility and cash on hand to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016.
Additionally, on January 17, 2020, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate amount of $1.25 billion (the "Bridge Facility"). We used the proceeds of the Bridge Facility and cash on hand to fund the purchase of Dynetics and repay in full all third party indebtedness of Dynetics, terminate all commitments thereunder and discharge and release all existing guarantees and liens.
In February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility (the "Facility") providing for $1.0 billion of commitments from certain financial institutions in connection with the acquisition of the SD&A Businesses. On May 4, 2020, we completed our acquisition of the SD&A Businesses and drew on the Facility in an aggregate principal amount of $1.0 billion. The proceeds of the Facility and cash on hand were used to fund the purchase of the SD&A Businesses.
On May 12, 2020, we issued and sold $500 million senior notes maturing in May 2023, $500 million senior notes maturing in May 2025 and $750 million senior notes maturing in May 2030 (collectively, the "Notes"). The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest, fees and other amounts under the Bridge Credit Agreement and to repay a portion of the outstanding loans under the Facility.
On June 18, 2020, we entered into a 364-day Term Loan Credit Agreement, which provided for a senior unsecured term loan facility in an aggregate principal amount of $300 million (the "Term Loan"). The proceeds of the Term Loan and cash on hand on were used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with the Facility.
See "Note 10–Debt" for further details regarding the debt transactions noted above.
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $226 million and $228 million during the three and six months ended July 3, 2020, respectively, and $17 million and $48 million during the three and six months ended June 28, 2019, respectively. This activity included required principal payments on our term loans of $24 million during the three months ended July 3, 2020 and $14 million and $41 million during the three and six months ended June 28, 2019, respectively. The senior unsecured term loans and notes contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of July 3, 2020.

LEIDOS HOLDINGS, INC.

We paid dividends of $48 million and $99 million during the three and six months ended July 3, 2020, respectively, and $47 million and $101 million during the three and six months ended June 28, 2019, respectively.
During the three and six months ended July 3, 2020, we sold $549 million and $1,113 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $549 million and $1,112 million, respectively (see "Note 13–Supplementary Cash Flow Information and Restricted Cash").
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
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(in millions)
Net cash provided by operating activities	$422	$186	$794	$474
Net cash (used in) provided by investing activities	(1,014)	(16)	(2,699)	221
Net cash provided by (used in) financing activities	709	(64)	1,870	(361)
Net increase (decrease) in cash, cash equivalents and restricted cash	$117	$106	$(35)	$334
Net cash provided by operating activities increased $236 million for the three months ended July 3, 2020, when compared to the prior year quarter. The increase was primarily due to the timing of advance payments from customers, the receipt of $85 million of proceeds related to the VirnetX legal matter, lower tax payments, partially related to the CARES Act, and the sale of accounts receivable in the last month of the quarter. This was partially offset by the timing of payroll payments.
Net cash provided by operating activities increased $320 million for the six months ended July 3, 2020, when compared to the prior year. The increase was primarily due to the sale of accounts receivable in the last month of the quarter, the receipt of $85 million of proceeds related to the VirnetX legal matter, lower tax payments, partially related to the CARES Act, and favorable working capital changes. This was partially offset by higher advance payments from customers in the prior year.
Net cash used in investing activities increased $998 million for the three months ended July 3, 2020, when compared to the prior year quarter, primarily due to $968 million of net cash paid related to the acquisition of the SD&A Businesses.
Net cash used in investing activities increased $2,920 million for the six months ended July 3, 2020, when compared to the prior year, primarily due to $2,610 million of net cash paid related to the acquisitions of Dynetics and the SD&A Businesses and $267 million received in the prior year for the disposition of our commercial cybersecurity business and sale of real estate properties.
Net cash provided by financing activities increased $773 million for the three months ended July 3, 2020, when compared to the prior year quarter, primarily due to $3,050 million of proceeds received related to the issuance of debt, partially offset by $2,050 million of principal payments related to refinancing of outstanding debt and $200 million of additional principal payments on our outstanding debt in the current quarter.
Net cash provided by financing activities increased $2,231 million for the six months ended July 3, 2020, when compared to the prior year, primarily due to $6,225 million of proceeds received related to the issuance of debt and $200 million of stock repurchases in the prior year. This was partially offset by $3,975 million of principal payments related to refinancing of outstanding debt and $200 million of additional principal payments on our outstanding debt in the current year.

LEIDOS HOLDINGS, INC.

Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 16–Commitments" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 3, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On January 31, 2020 and May 4, 2020, we completed the acquisitions of Dynetics and the SD&A Businesses, respectively. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Dynetics and the SD&A Businesses from our evaluation for the second quarter of fiscal 2020. We are in the process of integrating Dynetics and the SD&A Businesses into our system of internal control over financial reporting.
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
Item 1A. Risk Factors.
Other than as described below, there have been no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 3, 2020 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2020. If any risks and uncertainties described below actually occur, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business.
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
Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. For example, the U.S. government fiscal year 2021 budget cycle will likely be delayed as the U.S. government focuses its attention on mitigating the impact of COVID-19, which could result in a re-evaluation of U.S. government spending levels and priorities. Even after COVID-19 has subsided, we may experience materially adverse impacts on our business as a result of the outbreak's global economic impact, including any recession that is occurring or may occur in the future. New contract awards have been and may continue to be delayed and our ability to perform on our existing contracts had been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our costs may increase as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance, which could impact our profitability. The continued spread of COVID-19 has had and may continue to have similar negative impacts on our customers, subcontractors and suppliers, causing delay or limiting their ability to perform, including in making timely payments to us. Any resulting financial impact cannot be reasonably estimated at this time but may materially and adversely affect our business, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of COVID-19 and actions to contain it or treat its impact, among others. In addition, to the extent COVID-19 or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A "Risk Factors" of our most recent Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer

LEIDOS HOLDINGS, INC.

On February 16, 2018, our Board of Directors authorized a new share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. As of July 3, 2020, the maximum number of shares that may yet be repurchased under the program was 7,696,108.
For the three months ended July 3, 2020, there were no repurchases of our common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2020.

3.2	Bylaws of Leidos Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 15, 2020.

4.1
Indenture relating to the 2.950% Senior Notes due 2023, 3.625% Senior Notes due 2025 and the 4.375% Senior Notes due 2030, dated as of May 12, 2020, by and among Leidos, Inc., as issuer, Leidos Holdings, Inc., as guarantor, and Citibank, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.2	Form of 2.950% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.3	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.4	Form of 4.375% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.5
Exchange and Registration Rights Agreement, dated May 12, 2020, by and among Leidos, Inc., Leidos Holdings, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc. and BofA Securities, Inc. Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

10.1
364-Day Term Loan Credit Agreement, dated as of June 18, 2020, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Mizuho Bank, Ltd., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 18, 2020.

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
Date: August 4, 2020

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer