Form 10-Q
period 2020-10-02
Leidos Holdings, Inc.
filed 2020-11-02
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 26, 2020, was 142,320,981 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2, 2020	January 3, 2020
	(in millions)
ASSETS
Cash and cash equivalents	$512	$668
Receivables, net	1,872	1,734
Inventory, net	292	72
Other current assets	523	338
Total current assets	3,199	2,812
Property, plant and equipment, net	577	287
Intangible assets, net	1,335	530
Goodwill	6,158	4,912
Operating lease right-of-use assets, net	581	400
Other assets	435	426
	$12,285	$9,367
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,279	$1,837
Accrued payroll and employee benefits	718	435
Long-term debt, current portion	401	61
Total current liabilities	3,398	2,333
Long-term debt, net of current portion	4,125	2,925
Operating lease liabilities	549	326
Deferred tax liabilities	216	184
Other long-term liabilities	282	182
Commitments and contingencies (Notes 15 and 16)
Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 142 million and 141 million shares issued and outstanding at October 2, 2020 and January 3, 2020, respectively	—	—
Additional paid-in capital	2,624	2,587
Retained earnings	1,180	896
Accumulated other comprehensive loss	(98)	(70)
Total Leidos stockholders’ equity	3,706	3,413
Non-controlling interest	9	4
Total equity	3,715	3,417
	$12,285	$9,367

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions, except per share amounts)
Revenues	$3,242	$2,835	$9,045	$8,140
Cost of revenues	2,774	2,450	7,799	7,019
Selling, general and administrative expenses	200	177	583	518
Bad debt expense and recoveries	2	(35)	(70)	(35)
Acquisition, integration and restructuring costs	5	—	33	3
Asset impairment charges	—	—	11	—
Equity loss (earnings) of non-consolidated subsidiaries	3	(6)	(10)	(16)
Operating income	258	249	699	651
Non-operating (expense) income:
Interest expense, net	(44)	(28)	(133)	(99)
Other (expense) income, net	—	(7)	(30)	87
Income before income taxes	214	214	536	639
Income tax expense	(51)	(52)	(104)	(150)
Net income	163	162	432	489
Less: net income attributable to non-controlling interest	—	1	1	3
Net income attributable to Leidos common stockholders	$163	$161	$431	$486

Earnings per share:
Basic	$1.15	$1.13	$3.04	$3.38
Diluted	1.13	1.11	2.99	3.33

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions)
Net income	$163	$162	$432	$489
Foreign currency translation adjustments	26	(24)	13	(26)
Unrecognized gain (loss) on derivative instruments	4	(11)	(41)	(52)
Pension adjustments	(1)	—	—	—
Total other comprehensive income (loss), net of taxes	29	(35)	(28)	(78)
Comprehensive income	192	127	404	411
Less: comprehensive income attributable to non-controlling interest	—	1	1	3
Comprehensive income attributable to Leidos common stockholders	$192	$126	$403	$408

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	2,579	961	(185)	3,355	4	3,359
Net income	—	—	153	—	153	1	154
Other comprehensive income, net of taxes	—	—	—	58	58	—	58
Issuances of stock	—	8	—	—	8	—	8
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions to non-controlling interest	—	—	—	—	—	4	4
Balance at July 3, 2020	142	2,600	1,065	(127)	3,538	9	3,547
Net income	—	—	163	—	163	—	163
Other comprehensive income, net of taxes	—	—	—	29	29	—	29
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(1)	—	—	(1)	—	(1)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	15	—	—	15	—	15
Balance at October 2, 2020	142	$2,624	$1,180	$(98)	$3,706	$9	$3,715

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) [CONTINUED]

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoption	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	189	—	189	—	189
Other comprehensive loss, net of taxes	—	—	—	(5)	(5)	—	(5)
Issuances of stock	1	11	—	—	11	—	11
Repurchases of stock and other	(3)	(222)	—	—	(222)	—	(222)
Dividends of $0.32 per share	—	—	(47)	—	(47)	—	(47)
Stock-based compensation	—	12	—	—	12	—	12
Balance at March 29, 2019	144	2,767	562	(35)	3,294	3	3,297
Net income	—	—	136	—	136	2	138
Other comprehensive loss, net of taxes	—	—	—	(38)	(38)	—	(38)
Issuances of stock	—	6	—	—	6	—	6
Repurchases of stock and other	—	(5)	—	—	(5)	—	(5)
Dividends of $0.32 per share	—	—	(46)	—	(46)	—	(46)
Stock-based compensation	—	13	—	—	13	—	13
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at June 28, 2019	144	2,780	652	(73)	3,359	3	3,362
Net income	—	—	161	—	161	1	162
Other comprehensive loss, net of taxes	—	—	—	(35)	(35)	—	(35)
Repurchases of stock and other	(3)	(203)	—	—	(203)	—	(203)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	13	—	—	13	—	13
Balance at September 27, 2019	141	$2,590	$764	$(108)	$3,246	$4	$3,250

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 2, 2020	September 27, 2019
	(in millions)
Cash flows from operations:
Net income	$432	$489
Adjustments to reconcile net income to net cash provided by operations:
Gain on sale of business	—	(87)
Depreciation and amortization	214	174
Stock-based compensation	45	38
Loss on debt extinguishment	31	—
Asset impairment charges	11	—
Deferred income taxes	(2)	29
Bad debt expense	11	19
Other	4	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	140	68
Other current assets and other long-term assets	49	34
Accounts payable and accrued liabilities and other long-term liabilities	211	93
Accrued payroll and employee benefits	247	(17)
Income taxes receivable/payable	(7)	(20)
Net cash provided by operating activities	1,386	823
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,610)	(94)
Payments for property, equipment and software	(120)	(67)
Proceeds from disposition of businesses	—	183
Net proceeds from sale of assets	10	96
Other	6	1
Net cash (used in) provided by investing activities	(2,714)	119
Cash flows from financing activities:
Proceeds from debt issuance	6,225	—
Payments of long-term debt	(4,680)	(50)
Payments for debt issuance costs	(39)	—
Dividend payments	(148)	(101)
Repurchases of stock and other	(35)	(430)
Proceeds from issuances of stock	26	16
Other	4	—
Net cash provided by (used in) financing activities	1,353	(565)
Net increase in cash, cash equivalents and restricted cash	25	377
Cash, cash equivalents and restricted cash at beginning of period	717	369
Cash, cash equivalents and restricted cash at end of period	$742	$746

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
We have a controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which is anticipated to end in early fiscal 2021. We also have a controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. The financial results for MSA and HMIS are consolidated into our unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the unaudited condensed consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
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
ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40)
In August 2020, the FASB issued ASU 2020-06 which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. Additionally, the amendments in this update simplify the guidance in Subtopic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity. This update also improves the consistency of earnings per share calculations by requiring an entity to use the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and also by requiring the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and adopted using either a fully or modified retrospective approach. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impacts of this update.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions, except per share amounts)
Favorable impact	$34	$23	$86	$69
Unfavorable impact	(19)	(11)	(45)	(40)
Net impact to income before income taxes	$15	$12	$41	$29

Impact on diluted EPS attributable to Leidos common stockholders	$0.07	$0.06	$0.21	$0.15
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $10 million and $42 million for the three and nine months ended October 2, 2020, respectively, and $17 million and $36 million for the three and nine months ended September 27, 2019, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets. At October 2, 2020 and January 3, 2020, $166 million and $169 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
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
As of October 2, 2020, we had $15.3 billion of remaining performance obligations, which are expected to be recognized as revenues in the amounts of $3.3 billion, $5.7 billion and $6.3 billion for the remainder of fiscal 2020, fiscal 2021 and fiscal 2022 and thereafter, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by customer-type were as follows:

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,411	$14	$137	$1,562	$4,058	$43	$384	$4,485
Other government agencies(1)	292	628	358	1,278	675	1,787	980	3,442
Commercial and non-U.S. customers	248	105	25	378	679	288	80	1,047
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,215	$13	$123	$1,351	$3,542	$47	$360	$3,949
Other government agencies(1)	177	577	337	1,091	487	1,652	982	3,121
Commercial and non-U.S. customers	202	88	45	335	615	255	112	982
Total	$1,594	$678	$505	$2,777	$4,644	$1,954	$1,454	$8,052
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
Disaggregated revenues by contract-type were as follows:

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,160	$363	$77	$1,600	$3,359	$1,052	$206	$4,617
Firm-fixed-price	597	278	348	1,223	1,499	740	958	3,197
Time-and-materials and fixed-price-level-of-effort	194	106	95	395	554	326	280	1,160
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,038	$409	$57	$1,504	$3,025	$1,177	$173	$4,375
Firm-fixed-price	406	161	333	900	1,181	452	930	2,563
Time-and-materials and fixed-price-level-of-effort	150	108	115	373	438	325	351	1,114
Total	$1,594	$678	$505	$2,777	$4,644	$1,954	$1,454	$8,052

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
Disaggregated revenues by geographic location were as follows:

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,731	$708	$520	$2,959	$4,804	$2,018	$1,444	$8,266
International	220	39	—	259	608	100	—	708
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974

	Three Months Ended September 27, 2019				Nine Months Ended September 27, 2019
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,388	$663	$505	$2,556	$4,053	$1,909	$1,454	$7,416
International	206	15	—	221	591	45	—	636
Total	$1,594	$678	$505	$2,777	$4,644	$1,954	$1,454	$8,052
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
Revenues by customer-type, contract-type and geographic location exclude lease income of $24 million and $71 million for the three and nine months ended October 2, 2020, respectively, and $58 million and $88 million for the three and nine months ended September 27, 2019, respectively (see "Note 7–Leases").
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	October 2, 2020	January 3, 2020
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$829	$735

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$578	$400

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$21	$9
The increase in unbilled receivables was primarily due the acquisitions of L3Harris Technologies' ("L3Harris") security detection and automation businesses (the "SD&A Businesses") and Dynetics, Inc ("Dynetics").
Revenue recognized for the three and nine months ended October 2, 2020 of $41 million and $267 million, respectively, was included as a contract liability at January 3, 2020. Revenue recognized for the three and nine months ended September 27, 2019 of $11 million and $200 million, respectively, was included as a contract liability at December 28, 2018.
Note 4–Acquisitions
L3Harris Transaction
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of L3Harris' security detection and automation businesses for preliminary purchase consideration of $1,005 million, net of $30 million of cash acquired. The SD&A Businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The addition of the SD&A Businesses will expand the scope and scale of our global security detection and automation offerings.
The preliminary purchase consideration for the acquisition of the SD&A Businesses was as follows (in millions):

Cash paid at closing	$1,015
Preliminary working capital adjustments	20
Preliminary purchase price	$1,035

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The preliminary fair values of the assets acquired and liabilities assumed at the Transaction Date were as follows (in millions):

Cash	$30
Receivables	134
Inventory	104
Other current assets	23
Operating lease right-of-use assets	35
Property, plant and equipment	35
Intangible assets	430
Accounts payable and accrued liabilities	(124)
Accrued payroll and employee benefits	(8)
Operating lease liabilities	(32)
Deferred tax liabilities	(40)
Other long-term liabilities	(14)
Total identifiable net assets acquired	573
Goodwill	462
Purchase price	$1,035
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of October 2, 2020, we had not finalized the determination of fair values for substantially all of the of the acquired assets and liabilities. The preliminary purchase price allocation is subject to change as we complete our determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material. During the three months ended October 2, 2020, we recorded adjustments to certain preliminary estimated values, including a $150 million increase in intangible assets and a $17 million increase in deferred taxes liabilities.
The goodwill represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. Of the goodwill recognized, $289 million is deductible for tax purposes.
The following table summarizes the preliminary fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$150
Customer relationships	10	91
Technology	10	91
In-process research and development ("IPR&D")(1)		98
Total	11	$430
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
For the three and nine months ended October 2, 2020, $74 million and $154 million, respectively, of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash	$18
Receivables	159
Inventory	47
Other current assets	22
Operating lease right-of-use assets	25
Property, plant and equipment	178
Intangible assets	528
Other assets	8
Accounts payable and accrued liabilities	(48)
Accrued payroll and employee benefits	(29)
Operating lease liabilities	(20)
Other long-term liabilities	(4)
Total identifiable net assets acquired	884
Goodwill	776
Purchase price	$1,660
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of October 2, 2020, we had not finalized the determination of fair values of the acquired assets and liabilities, primarily including, but not limited to property, plant and equipment. The purchase price allocation is subject to change as we complete our determination of the fair value of the acquired assets and liabilities assumed, the impact of which could be material. During the nine months ended October 2, 2020, we recorded adjustments to certain preliminary estimated values, including a $64 million increase in intangible assets.
The goodwill represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. Of the goodwill recognized, $766 million is deductible for tax purposes.
The following table summarizes the preliminary fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$485
Backlog	1	32
Technology	11	11
Total	12	$528
For the three and nine months ended October 2, 2020, $302 million and $637 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics and the SD&A Businesses:

	Three Months Ended	Nine Months Ended
	October 2, 2020	October 2, 2020
	(in millions)
Acquisition costs	$—	$23
Integration costs	4	7
Total acquisition and integration costs	$4	$30
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the condensed consolidated statements of income.
Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results of operations as if the acquisitions of Dynetics and the SD&A Businesses had occurred on December 29, 2018. The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to the events that are directly attributable to the acquisitions of Dynetics and the SD&A Businesses and are factually supportable. The unaudited pro forma results below do not reflect future events that have occurred or may occur after the acquisitions, including anticipated synergies or other expected benefits that may be realized from the acquisitions. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the acquisitions had been completed on December 29, 2018, nor is it intended to be an indication of future operating results.

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions, except per share amounts)
Revenues	$3,242	$3,125	$9,301	$8,984
Net income	161	151	423	401
Net income attributable to Leidos common stockholders	161	150	422	398

Earnings per share:
Basic	$1.13	$1.05	$2.97	$2.76
Diluted	1.12	1.03	2.93	2.73
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisitions had been completed on December 29, 2018:
•Acquisition-related costs of $23 million for the nine months ended October 2, 2020 were excluded within the pro forma financial information for fiscal 2020 and were included within the supplemental pro forma earnings for fiscal 2019.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 5–Inventory
The components of inventory, net consisted of the following:

	October 2, 2020	January 3, 2020
	(in millions)
Raw materials	$148	$46
Work in process	79	13
Finished goods	65	13
	$292	$72

Note 6–Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 28, 2018	$2,015	$1,924	$921	$4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX Medical Management Services, Inc.	—	—	50	50
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(4)	8	—	4
Adjustment to goodwill	3	—	—	3
Goodwill at January 3, 2020	2,039	1,907	966	4,912
Goodwill re-allocation	429	(429)	—	—
Acquisition of Dynetics and the SD&A Businesses	776	462	—	1,238
Foreign currency translation adjustments	8	—	—	8
Goodwill at October 2, 2020	$3,252	$1,940	$966	$6,158
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
There were no goodwill impairments during the nine months ended October 2, 2020 and September 27, 2019.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangible Assets
Intangible assets, net consisted of the following:

	October 2, 2020			January 3, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,638	$(647)	$991	$1,003	$(536)	$467
Software and technology	205	(96)	109	102	(83)	19
Customer relationships	136	(15)	121	45	(6)	39
Backlog	32	(21)	11	—	—	—
Trade names	1	—	1	1	—	1
Total finite-lived intangible assets	2,012	(779)	1,233	1,151	(625)	526
Indefinite-lived intangible assets:
In-process research and development	98	—	98	—	—	—
Trade names	4	—	4	4	—	4
Total intangible assets	$2,114	$(779)	$1,335	$1,155	$(625)	$530
Amortization expense was $60 million and $154 million for the three and nine months ended October 2, 2020, respectively, and $43 million and $129 million for the three and nine months ended September 27, 2019, respectively.
Program intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Backlog and trade name intangible assets are amortized on a straight-line basis over their estimated useful lives. Customer relationships and software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of October 2, 2020, was as follows:

Fiscal year ending
(in millions)
2020 (remainder of year)	$58
2021	219
2022	208
2023	182
2024	133
2025 and thereafter	433
$1,233
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
Lessor
The components of lease income were as follows:

		Three Months Ended		Nine Months Ended
	Income statement line item	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$16	$53	$44	$68
Cost of underlying asset	Cost of revenues	(12)	(56)	(35)	(70)
Operating income (loss)		4	(3)	9	(2)
Interest income on lease receivables	Revenues	2	1	6	1
		6	(2)	15	(1)

Operating lease income	Revenues	6	4	21	19
Total lease income		$12	$2	$36	$18

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
The financial instruments measured at fair value on a recurring basis consisted of the following:

	October 2, 2020		January 3, 2020
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$—	$—	$2	$2
Financial liabilities:
Derivatives	$115	$115	$75	$75
As of October 2, 2020, our derivatives primarily consisted of the cash flow interest rate swaps on $1.4 billion of the variable rate senior unsecured term loan (see "Note 9–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $20 million as of October 2, 2020, and January 3, 2020, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of October 2, 2020, and January 3, 2020, the fair value of debt was $4.9 billion and $3.1 billion, respectively, and the carrying amount was $4.5 billion and $3.0 billion, respectively (see "Note 10–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On January 31, 2020 and May 4, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Dynetics and the SD&A Businesses, respectively (see "Note 4–Acquisitions"). The preliminary fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. Additionally, on July 3, 2020, we had a real estate property measured at fair value (Level 2), which resulted in an impairment charge of $11 million (see "Note 7–Leases"). As of October 2, 2020, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 9–Derivative Instruments
We manage our risk to changes in interest rates and foreign currency exchange rates through the use of derivative instruments. We do not hold derivative instruments for trading or speculative purposes. For fixed rate borrowings, we use variable interest rate swaps, effectively converting fixed rate borrowings to variable rate borrowings. These swaps are designated as fair value hedges. For variable rate borrowings, we use fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps are designated as cash flow hedges. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency forward contracts in order to mitigate fluctuations in our earnings and cash flows due to changes in foreign currency exchange rates. The foreign currency forward contracts are not designated as hedges and hedge accounting does not apply.
The fair value of the interest rate swaps and foreign currency forward contracts was as follows:

	Asset derivatives
	Balance sheet line item	October 2, 2020	January 3, 2020
		(in millions)
Fair value interest rate swaps	Other assets	$—	$2

	Liability derivatives
	Balance sheet line item	October 2, 2020	January 3, 2020
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$114	$75
Foreign currency forward contracts	Accounts payable and accrued liabilities	1	—
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Fair Value Hedge
We held interest rate swap agreements to hedge the fair value of the $450 million fixed rate 4.45% senior unsecured notes maturing in December 2020 (the "2020 Notes"). The objective of these instruments was to hedge the 2020 Notes against changes in fair value due to the variability in the six-month LIBOR rate (the benchmark interest rate). Under the terms of the interest rate swap agreements, we received semi-annual interest payments at the coupon rate of 4.45% and paid variable interest based on the six-month LIBOR rate.
On September 1, 2020, we repaid the 2020 Notes in full (see "Note 10–Debt"). In conjunction with the retirement of the 2020 Notes, we terminated our fair value hedge and received a final settlement of $2 million.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.4 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate.
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$44	$28	$133	$99

Amount recognized in other comprehensive income (loss)	$—	$(13)	$(62)	$(62)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	5	(2)	9	(6)
We expect to reclassify net losses of $16 million from accumulated other comprehensive loss into earnings during the next 12 months.
We terminated interest rate swaps in September 2018. The net derivative gain of $60 million related to the discontinued cash flow hedges remained in accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedges as the hedged variable rate debt impacts earnings.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	October 2, 2020(1)	January 3, 2020(1)
			(in millions)
Senior unsecured term loans:
$300 million Term Loan, due June 2021	2.15%	2.41%	$299	$—
$1,925 million Term Loan, due January 2025	1.53%	1.78%	1,860	—
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.31%	3.74%	—	581
$310 million Term Loan A, due August 2023	3.31%	3.76%	—	242
$1,131 million Term Loan B, due August 2025	3.56%	3.91%	—	1,075
Senior unsecured notes:
$450 million notes, due December 2020	4.45%	4.53%	—	452
$500 million notes, due May 2023	2.95%	3.17%	497	—
$500 million notes, due May 2025	3.63%	3.76%	496	—
$750 million notes due May 2030	4.38%	4.50%	736	—
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2030	2.15%-5.49%	Various	17	15
Total long-term debt			4,526	2,986
Less: current portion			(401)	(61)
Total long-term debt, net of current portion			$4,125	$2,925
(1) The carrying amounts of the senior term loans and notes as of October 2, 2020, and January 3, 2020, include the remaining principal outstanding of $4,556 million and $3,004 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $47 million and $35 million, respectively, and a $2 million asset as of January 3, 2020 related to the fair value interest rate swaps (see "Note 9–Derivative Instruments").
Senior Notes
Notes Retirement
On September 1, 2020, we retired our $450 million senior unsecured notes due December 2020. Cash on hand was used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with these notes.
Notes Issuance
On May 12, 2020, we issued and sold $500 million senior notes maturing in May 2023 (the "2023 Notes"), $500 million senior notes maturing in May 2025 (the "2025 Notes") and $750 million senior notes maturing in May 2030 (the "2030 Notes", and together with the 2023 Notes and 2025 Notes, the "Notes"). The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The proceeds of the Term Loan and cash on hand on the Agreement Date were used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with the delayed-draw term loan facility.
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
Delayed-Draw Term Loan Facility
On February 12, 2020, we entered into a senior unsecured delayed-draw term loan facility providing for $1.0 billion of commitments from certain financial institutions in connection with the acquisition of the SD&A Businesses. On May 4, 2020, we completed our acquisition of the SD&A Businesses and drew on the Facility in an aggregate principal amount of $1.0 billion (the "Facility"). The proceeds of the Facility and cash on hand were used to fund the purchase of the SD&A Businesses.
On May 12, 2020, in connection with the issuance of the $1.75 billion Notes, $500 million of the principal outstanding on the Facility was repaid. During May and June 2020, we made $200 million of principal repayments on the Facility. On June 18, 2020, in connection with the 364-day Term Loan Credit Agreement, the remaining principal outstanding on the Facility was fully repaid.
Bridge Facility
On January 31, 2020, in connection with the acquisition of Dynetics, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $1.25 billion (the "Bridge Facility"), with maturity 364 days after the Acquisition Date.
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
The proceeds of the Term Loan Facility and cash on hand on the Closing Date were used to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016 (the "Terminated Credit Agreements"). As a result of the termination of the liens under the Terminated Credit Agreements, the liens securing the $450 million notes due 2020 and $300 million notes due 2040 were also released and such notes became senior unsecured obligations.
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
Principal Payments and Debt Issuance Costs
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $477 million and $705 million during the three and nine months ended October 2, 2020, respectively, and $2 million and $50 million during the three and nine months ended September 27, 2019, respectively. This activity included required principal payments on our term loans of $24 million and $48 million during the three and nine months ended October 2, 2020, respectively and $41 million during the nine months ended September 27, 2019. As of October 2, 2020, and January 3, 2020, there were no borrowings outstanding under the unsecured and secured credit facility, respectively.
In connection with the financing activity noted above, $56 million of debt discount and debt issuance costs related to the debt and revolving credit facility were recognized, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the condensed consolidated balance sheets, respectively. For the nine months ended October 2, 2020, $31 million of debt discount and debt issuance costs were written off related to the Terminated Credit Agreements and loan facility repayments. Amortization of debt discount and debt issuance costs was $4 million and $13 million for the three and nine months ended October 2, 2020, respectively, and $2 million and $7 million for the three and nine months ended September 27, 2019, respectively.
The senior unsecured term loans, notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of October 2, 2020.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 11–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 28, 2018	$(41)	$14	$(3)	$(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	(33)	(33)	(4)	(70)
Other comprehensive income (loss)	13	(62)	—	(49)
Taxes	—	12	—	12
Reclassification from accumulated other comprehensive loss	—	9	—	9
Balance at October 2, 2020	$(20)	$(74)	$(4)	$(98)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 12–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions)
Basic weighted average number of shares outstanding	142	143	142	144
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	144	145	144	146
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for the three and nine months ended October 2, 2020.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 13–Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, and non-cash activities, for the periods presented was as follows:

	Nine Months Ended
	October 2, 2020	September 27, 2019
	(in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$110	$142
Cash paid for interest(1)	104	112
Non-cash investing activity:
Fixed asset additions	$16	$9
Non-cash financing activity:
Finance lease obligations	$12	$—
(1) Includes net settlement of cash flow hedge and fair value hedge derivatives
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable within 30 days of the sale date. During the nine months ended October 2, 2020, we sold $1,866 million of accounts receivable under the agreements and received proceeds of $1,864 million, which were classified as operating activities in the condensed consolidated statements of cash flows.
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
Sold receivables activity for the period was as follows:

Nine Months Ended
October 2, 2020
(in millions)
Sales of accounts receivable	$1,866
Cash collections on sold receivables remitted to financial institution	(1,634)
Outstanding balance sold to financial institution	232
Cash collected but not yet remitted to financial institution	(28)
Sold receivables due from customers	$204

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Cash
The following is a reconciliation of cash and cash equivalents, as reported within the condensed consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the condensed consolidated statements of cash flows:

	October 2, 2020	January 3, 2020
	(in millions)
Cash and cash equivalents	$512	$668
Restricted cash	230	49
Total cash, cash equivalents and restricted cash	$742	$717
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
The results of Dynetics and the SD&A Businesses were included within the Defense Solutions and Civil reportable segments, respectively.
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions)
Revenues:
Defense Solutions	$1,951	$1,594	$5,413	$4,645
Civil	771	733	2,183	2,023
Health	520	508	1,449	1,472
Total revenues	$3,242	$2,835	$9,045	$8,140

Operating income (loss):
Defense Solutions	$145	$107	$359	$324
Civil	54	43	191	157
Health	75	63	149	169
Corporate	(16)	36	—	1
Total operating income	$258	$249	$699	$651
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
At October 2, 2020, we had a liability of $42 million recorded in the condensed consolidated balance sheets for this matter. The amount of possible loss ultimately incurred, if any, is subject to a range of complex factors and potential outcomes that remain to be determined, including information gathered during the course of litigation, pretrial and trial rulings and other litigation-related developments.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Securities Litigation
Between February and April 2012, alleged stockholders filed three putative securities class actions against Leidos and several former executives relating to a contract to develop and implement an automated time and attendance and workforce management system for certain agencies of the City of New York ("CityTime"). One case was withdrawn and two cases were consolidated in the U.S. District Court for the Southern District of New York in In Re: SAIC, Inc. Securities Litigation. The consolidated securities complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations that Leidos and individual defendants made misleading statements or omissions about revenues, operating income and internal controls in connection with disclosures relating to the CityTime project. The plaintiffs sought to recover from Leidos and the individual defendants an unspecified amount of damages class members allegedly incurred by buying Leidos' stock at an inflated price. The District Court dismissed the plaintiffs' claims with prejudice and without leave to replead. The plaintiffs then appealed to the United States Court of Appeals for the Second Circuit, which issued an opinion affirming in part, and vacating in part, the District Court's ruling. Leidos filed a petition for a writ of certiorari in the U.S. Supreme Court, which was granted on March 27, 2017. The District Court granted Leidos' request to stay all proceedings, including discovery, pending the outcome at the Supreme Court. In September 2017, the parties engaged in mediation resulting in an agreement to settle all remaining claims for an immaterial amount to be paid by Leidos. On October 2, 2019, the court granted preliminary approval of the proposed settlement and on June 29, 2020, the court granted final approval effective July 30, 2020. The settlement payment was disbursed during the three months ended October 2, 2020. The payment by Leidos was covered by an insurance policy.
Arbitration Proceeding
Leidos was a party to an arbitration proceeding involving a claim by Lockheed Martin for indemnification for $56 million in taxes attributable to deferred revenue recognized as a result of the acquisition of Lockheed Martin's Information Systems & Global Solutions business. On July 16, 2020, the arbitrators issued a final opinion rejecting Lockheed Martin’s claims.
Other
We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.
Other Contingencies
VirnetX, Inc. ("VirnetX")
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees, and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple’s petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the court on October 1, 2019. On December 27, 2019, Apple filed a petition in the Apple I matter for a writ of certiorari with the United States Supreme Court, which was denied on February 24, 2020. On February 20, 2020, Apple filed a Motion for Relief from Judgment in the U.S. District Court for the Eastern District of Texas, further arguing that VirnetX should not be allowed to recover the large amount of damages awarded in this case. On March 13, 2020, VirnetX announced that it had received payment from Apple of over $454 million, which represents the judgment with interest for the Apple I matter. On May 22, 2020, Leidos received $85 million from VirnetX representing Leidos' current share of the proceeds resulting from the Apple I case. A net gain of $81 million was recognized during the three months ended July 3, 2020 and was presented in "Bad debt expense and recoveries" on the condensed consolidated statements of income. On July 23, 2020, Leidos paid a 4% royalty on the proceeds received to the customer who paid for the development of the original technology. Apple's Motion for Relief from Judgment was denied by the District Court on September 1, 2020. Apple is expected to appeal the denial of this Motion.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages awarded in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages. On April 23, 2020, the District Court ordered a new trial on damages in the Apple II case, which was delayed by COVID-19 and started on October 26, 2020. On October 30, 2020, the jury awarded VirnetX $503 million in damages. Apple is expected to appeal this decision.
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
As of October 2, 2020, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2015 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of October 2, 2020, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Note 16–Commitments
We have outstanding letters of credit of $94 million as of October 2, 2020, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $128 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of October 2, 2020, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2020 (remainder of year)	$39
2021	78
2022	94
2023	2
2024	1
2025 and thereafter	8
$222

Note 17–Subsequent Events
Notes Issuance
On October 8, 2020, we issued and sold $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in February 2031 (the "2031 Notes"). The 2031 Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The 2031 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The proceeds from the 2031 Notes were used for general corporate purposes, including to repay all of the outstanding obligations in respect of principal, interest, fees and other amounts under the 364-day Term Loan and to repay a portion of the outstanding loans under the five-year Term Loan Facility.
Interest on the 2031 Notes is payable on a semi-annual basis with principal payments due at maturity. The annual interest rate for the 2031 Notes is 2.30%.

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

LEIDOS HOLDINGS, INC.

For the three and nine months ended October 2, 2020, COVID-19 adversely impacted revenues by approximately $40 million and $200 million, respectively, and impacted operating income for the three and nine months ended October 2, 2020 by an immaterial amount and approximately $79 million, respectively, as compared to prior year results. The full extent of the impact of the COVID-19 outbreak on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the outbreak and related actions taken by the U.S. government, state and local government officials and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. While we have been able to make some recoveries, the ultimate timing and amount of recoveries remain uncertain as they will depend on a range of government actions, including each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, including the availability of funds. As a result of Congress passing a continuing resolution, the relief from the CARES Act has been extended until December 11, 2020.
We have experienced delays, and expect to continue experiencing delays, on certain contracts as a result of standby leave absences, which has caused a portion of our contracts to be less profitable. Within our Health segment we did not experience any negative COVID impacts for the three months ended October 2, 2020 and anticipate to see recoveries in the fourth quarter of our fiscal year. We are seeking reimbursement of some of the COVID-19 related costs under our U.S. government contracts through a combination of equitable adjustments to the contract prices and reimbursement of the costs under Section 3610, which allows, but does not require, federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel. Reimbursement of any costs under Section 3610 increases sales, but is not expected to include a profit or fee and so would have the effect of reducing our margins in future periods. Standby cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for recovery of these costs or for other U.S. government defense priorities.
The CARES Act also enabled us to defer our federal and some state income tax payments from the second quarter of fiscal 2020 to the third quarter of fiscal 2020 and also to defer payment of the employer portion of social security taxes for the balance of fiscal 2020. For the three and nine months ended October 2, 2020, we deferred $92 million of employer social security tax payments and received $10 million from the Employee Retention Credit.
We have taken measures to protect the health and well-being of our workforce and are working with our customers to minimize the delay and disruption of the award and performance on our contracts. Many of our employees continue to work remotely while our offices remain open with limited capacity.
Business Environment and Trends
U.S. Government Markets
During the three and nine months ended October 2, 2020, we generated approximately 88% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On February 10, 2020, the President submitted the government fiscal year ("GFY") 2021 budget proposal to Congress, which included discretionary spending levels for defense and non-defense programs of $741 billion and $590 billion, respectively. Since then, Congress and the Administration have shifted their collective attention to mitigating the impact of COVID-19.
Congress is currently addressing the passage of appropriations bills for GFY 2021. Prior to the beginning of GFY 2021, Congress passed a continuing resolution that was enacted on October 1, 2020 to provide temporary funding for government operations at GFY 2020 enacted levels until December 11, 2020.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three and nine months ended October 2, 2020. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
Changes in international trade policies, including higher tariffs on imported goods and materials, may increase our procurement costs of certain IT hardware used both on our contracts and for internal use. However, we expect to recover certain portions of these higher tariffs through our cost-plus contracts. While we evaluate the impact of higher tariffs, currently, we do not expect tariffs to have a significant impact to our business.
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	October 2, 2020	September 27, 2019	Dollar change	Percent change	October 2, 2020	September 27, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,242	$2,835	$407	14.4%	$9,045	$8,140	$905	11.1%

Operating income	258	249	9	3.6%	699	651	48	7.4%
Non-operating expense, net	(44)	(35)	(9)	25.7%	(163)	(12)	(151)	NM
Income before income taxes	214	214	—	—%	536	639	(103)	(16.1)%
Income tax expense	(51)	(52)	1	(1.9)%	(104)	(150)	46	(30.7)%
Net income	163	162	1	0.6%	432	489	(57)	(11.7)%
Net income attributable to Leidos common stockholders	$163	$161	$2	1.2%	$431	$486	$(55)	(11.3)%
Operating margin	8.0%	8.8%			7.7%	8.0%
NM - Not meaningful
Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	October 2, 2020	September 27, 2019	Dollar change	Percent change	October 2, 2020	September 27, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,951	$1,594	$357	22.4%	$5,413	$4,645	$768	16.5%
Operating income	145	107	38	35.5%	359	324	35	10.8%
Operating margin	7.4%	6.7%			6.6%	7.0%
The increase in revenues for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily attributable to $302 million of revenues related to the acquisition of Dynetics, Inc. ("Dynetics"), program wins and favorable exchange rate movements, primarily related to changes in the Australian dollar when compared to the U.S. dollar. This was partially offset by the completion of certain contracts and approximately $26 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The increase in revenues for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to $637 million of revenues related to the acquisition of Dynetics, program wins and a net increase in volumes on certain programs. This was partially offset by the completion of certain contracts and approximately $59 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The increase in operating income for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily due to program wins, lower indirect expenditures and income related to the acquisition of Dynetics. This was partially offset by a net decrease in volumes on certain programs.

LEIDOS HOLDINGS, INC.

The increase in operating income for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily due to program wins, lower indirect expenditures and income related to the acquisition of Dynetics. This was partially offset by a net decrease in volumes on certain programs, including approximately $24 million of negative impacts from reduced volume on certain contracts due to COVID-19, and higher amortization of intangible assets related to the acquisition of Dynetics.

	Three Months Ended				Nine Months Ended
Civil	October 2, 2020	September 27, 2019	Dollar change	Percent change	October 2, 2020	September 27, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$771	$733	$38	5.2%	$2,183	$2,023	$160	7.9%
Operating income	54	43	11	25.6%	191	157	34	21.7%
Operating margin	7.0%	5.9%			8.7%	7.8%
The increase in revenues for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily attributable to $74 million of revenues related to the acquisition of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses") and program wins, partially offset by the completion of certain contracts, prior year upfront lease revenue recognized on certain programs and approximately $14 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The increase in revenues for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to program wins, $154 million of revenues related to the acquisition of the SD&A Businesses and a net increase in volumes on certain programs. This was partially offset by the completion of certain contracts, approximately $45 million of negative impacts from reduced volume on certain contracts due to COVID-19 and an $11 million impact from the sale of our commercial cybersecurity business in the first quarter of fiscal 2019.
The increase in operating income for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily due to a net increase in volumes on certain programs, program wins and a decrease in bad debt expense. This was partially offset by higher amortization of intangible assets related to the acquisition of the SD&A Businesses and the completion of certain contracts.
The increase in operating income for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to program wins and a decrease in bad debt expense, partially offset by higher amortization of intangible assets related to the acquisition of the SD&A Businesses and the completion of certain contracts.

	Three Months Ended				Nine Months Ended
Health	October 2, 2020	September 27, 2019	Dollar change	Percent change	October 2, 2020	September 27, 2019	Dollar change	Percent change
	(dollars in millions)
Revenues	$520	$508	$12	2.4%	$1,449	$1,472	$(23)	(1.6)%
Operating income	75	63	12	19.0%	149	169	(20)	(11.8)%
Operating margin	14.4%	12.4%			10.3%	11.5%
The increase in revenues for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily attributable to a net increase in volumes on certain programs and program wins. This was partially offset by a $22 million impact from the sale of our health staff augmentation business in the third quarter of fiscal 2019.
The decrease in revenues for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to approximately $96 million related to timing of program execution due to COVID-19, a $73 million impact from the sale of our health staff augmentation business in the third quarter of fiscal 2019 and the completion of certain contracts. This was partially offset by a net increase in volumes on certain programs, program wins and a $23 million impact from our acquisition of IMX Medical Management Services, Inc. ("IMX") in the third quarter of fiscal 2019.
The increase in operating income for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily due to lower expenditures on certain programs.

LEIDOS HOLDINGS, INC.

The decrease in operating income for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to approximately $56 million of negative impacts from reduced volume on certain managed service contracts with fixed cost infrastructures that were impacted by COVID-19, partially offset by a net increase in volumes on certain programs.

	Three Months Ended				Nine Months Ended
Corporate	October 2, 2020	September 27, 2019	Dollar change	Percent change	October 2, 2020	September 27, 2019	Dollar change	Percent change
	(dollars in millions)
Operating (loss) income	$(16)	$36	$(52)	NM	$—	$1	$(1)	(100.0)%
NM - Not meaningful
The increase in operating loss for the three months ended October 2, 2020, as compared to the three months ended September 27, 2019, was primarily attributable to a $54 million recovery recognized in the prior year quarter related to the receipt of the Greek arbitration award.
The decrease in operating income for the nine months ended October 2, 2020, as compared to the nine months ended September 27, 2019, was primarily attributable to a $54 million recovery recognized in the prior year quarter related to the receipt of the Greek arbitration award, a $26 million increase in acquisition and integration costs and higher litigation costs. This was partially offset by an $81 million net gain recognized upon the receipt of proceeds related to the VirnetX, Inc. ("VirnetX") legal matter.
Non-Operating Expense, net
Non-operating expense, net for the three months ended October 2, 2020 was $44 million as compared to $35 million for the three months ended September 27, 2019. The change was primarily due to higher interest expense associated with increases in our long-term debt.
Non-operating expense, net for the nine months ended October 2, 2020 was $163 million as compared to $12 million for the nine months ended September 27, 2019. The change was primarily due to the $87 million gain recognized on the sale of our commercial cybersecurity business in the prior year, $31 million of debt discount and deferred financing costs written off related to the refinancing of our term loans and bridge facilities and higher interest expense associated with increases in our long-term debt.
Provision for Income Taxes
For the three months ended October 2, 2020, our effective tax rate was 23.8% compared to 24.3% for the three months ended September 27, 2019. The decrease in the effective tax rate was primarily due to a net decrease in valuation allowance related to foreign taxes compared to the prior year quarter, partially offset by an increase in current period foreign taxes.
For the nine months ended October 2, 2020, our effective tax rate was 19.4% compared to 23.5% for the nine months ended September 27, 2019. The decrease in the effective tax rate was primarily due to an increase in benefits related to employee stock-based payments, federal research tax credits and higher prior period unrecognized tax benefits.
Bookings and Backlog
We recorded net bookings worth an estimated $4.3 billion and $14.5 billion during the three and nine months ended October 2, 2020, respectively, as compared to $5.2 billion and $11.5 billion for the three and nine months ended September 27, 2019, respectively.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	October 2, 2020	January 3, 2020
	(in millions)
Defense Solutions:
Funded backlog	$4,115	$3,063
Negotiated unfunded backlog	13,746	11,974
Total Defense Solutions backlog	$17,861	$15,037
Civil:
Funded backlog	$1,521	$1,267
Negotiated unfunded backlog	7,028	2,978
Total Civil backlog	$8,549	$4,245
Health:
Funded backlog	$1,208	$1,083
Negotiated unfunded backlog	4,101	3,725
Total Health backlog	$5,309	$4,808
Total:
Funded backlog	$6,844	$5,413
Negotiated unfunded backlog	24,875	18,677
Total backlog	$31,719	$24,090
The change in backlog for the Defense Solutions and Civil reportable segments reflect $1,632 million and $574 million, respectively, of backlog acquired as a result of the acquisitions of Dynetics and the SD&A Businesses, respectively.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ"), General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future task orders is anticipated. Total backlog at October 2, 2020 included an adverse impact of $44 million when compared to total backlog at January 3, 2020, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of October 2, 2020, we had $512 million in cash and cash equivalents. In January 2020, we entered into an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. This new credit facility replaced the previous secured credit facility with the same borrowing capacity. As of October 2, 2020, there were no borrowings outstanding under the credit facility and we were in compliance with the related financial covenants.
At October 2, 2020, and January 3, 2020, we had outstanding debt of $4.5 billion and $3.0 billion, respectively. In January 2020, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility"). We used the proceeds of the Term Loan Facility and cash on hand to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016.
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
On September 1, 2020, we retired our $450 million senior unsecured notes due December 2020. Cash on hand was used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with the notes.
On October 8, 2020, we issued and sold $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in February 2031 (the "2031 Notes"). The proceeds from the 2031 Notes were used for general corporate purposes, including to repay all of the outstanding obligations in respect of principal, interest, fees and other amounts under the 364-day Term Loan and to repay a portion of the outstanding loans under the five-year Term Loan Facility.
See "Note 10–Debt" and "Note 17–Subsequent Events" for further details regarding the debt transactions noted above.
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $477 million and $705 million during the three and nine months ended October 2, 2020, respectively, and $2 million and $50 million during the three and nine months ended September 27, 2019, respectively. This activity included required principal payments on our term loans of $24 million and $48 million during the three and nine months ended October 2, 2020, respectively, and $41 million during the nine months ended September 27, 2019. The senior unsecured term loans and notes contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of October 2, 2020.
We paid dividends of $49 million and $148 million during the three and nine months ended October 2, 2020, respectively, and $101 million during the nine months ended September 27, 2019.
During the three and nine months ended October 2, 2020, we sold $753 million and $1,866 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $752 million and $1,864 million, respectively (see "Note 13–Supplementary Cash Flow Information and Restricted Cash").
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

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in millions)
Net cash provided by operating activities	$592	$349	$1,386	$823
Net cash (used in) provided by investing activities	(15)	(102)	(2,714)	119
Net cash (used in) provided by financing activities	(517)	(204)	1,353	(565)
Net increase in cash, cash equivalents and restricted cash	$60	$43	$25	$377
Net cash provided by operating activities increased $243 million for the three months ended October 2, 2020, when compared to the prior year quarter. The increase was primarily due to the timing of payroll payments and higher advance payments from customers in the current year quarter.
Net cash provided by operating activities increased $563 million for the nine months ended October 2, 2020, when compared to the prior year. The increase was primarily due to the timing of payroll payments, $204 million from the sale of accounts receivable in the last month of the quarter and the receipt of $85 million of proceeds related to the VirnetX legal matter.
Net cash used in investing activities decreased $87 million for the three months ended October 2, 2020, when compared to the prior year quarter, primarily due to $94 million of cash paid related to the acquisition of IMX in the prior year quarter, partially offset by $12 million of net proceeds received for the divestiture of our health staff augmentation business in the prior year quarter.
Net cash used in investing activities increased $2,833 million for the nine months ended October 2, 2020, when compared to the prior year, primarily due to $2,610 million of net cash paid related to the acquisitions of Dynetics and the SD&A Businesses, $183 million received in the prior year for the disposition of our commercial cybersecurity and health staff augmentation businesses, $96 million of proceeds received for the sale of real estate properties in the prior year and higher purchases of equipment and leasehold improvements associated with our new global headquarters. This was partially offset by $94 million of cash paid related to the acquisition of IMX in the prior year quarter.
Net cash used in financing activities increased $313 million for the three months ended October 2, 2020, when compared to the prior year quarter, primarily due to the early repayment of our $450 million senior unsecured notes in the current quarter and the timing of dividend payments, partially offset by $200 million of stock repurchases in the prior year quarter.
Net cash provided by financing activities increased $1,918 million for the nine months ended October 2, 2020, when compared to the prior year, primarily due to $6,225 million of proceeds received related to the issuance of debt and $400 million of stock repurchases in the prior year. This was partially offset by $3,975 million of principal repayments related to refinancing of outstanding debt, $650 million of additional principal repayments on our outstanding debt in the current year and the timing of dividend payments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 2, 2020. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On January 31, 2020 and May 4, 2020, we completed the acquisitions of Dynetics and the SD&A Businesses, respectively. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Dynetics and the SD&A Businesses from our evaluation for the third quarter of fiscal 2020. We are in the process of integrating Dynetics and the SD&A Businesses into our system of internal control over financial reporting.
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
Item 1A. Risk Factors.
Other than as described below, there have been no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 3, 2020 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2020. If any risks and uncertainties described below actually occur, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business.
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
Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. For example, the U.S. government fiscal year 2021 budget cycle is delayed as the U.S. government focuses its attention on mitigating the impact of COVID-19, and a continuing resolution was enacted on October 1, 2020 to provide temporary funding for government operations through December 11, 2020. This could result in a re-evaluation of U.S. government spending levels and priorities, which could impact our business performance. Even after COVID-19 has subsided, we may experience materially adverse impacts on our business as a result of the outbreak's global economic impact, including any recession that is occurring or may occur in the future. New contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our costs have increased and may continue to increase as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance, or equitable adjustments to contract prices or reimbursement of costs under Section 3610 of the CARES Act, which could impact our profitability. The continued spread of COVID-19 has had and may continue to have similar negative impacts on our customers, subcontractors and suppliers, causing delay or limiting their ability to perform, including in making timely payments to us. Any resulting financial impact cannot be reasonably estimated at this time but may materially and adversely affect our business, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of COVID-19 and actions to contain it or treat its impact, among others. In addition, to the extent COVID-19 or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A "Risk Factors" of our most recent Annual Report on Form 10-K.
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
The following table presents repurchases of Leidos common stock during the quarter ended October 2, 2020:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 4, 2020 - July 31, 2020	—	$—	—	7,696,108
August 1, 2020 - August 31, 2020	—	—	—	7,696,108
September 1, 2020 - September 30, 2020	4,177	88.43	—	7,696,108
October 1, 2020 - October 2, 2020	—	—	—	7,696,108
Total	4,177	$88.43	—
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
Date: November 2, 2020

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer