Form 10-K
period 2021-01-01
Leidos Holdings, Inc.
filed 2021-02-23
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 3, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $13,224,279,479.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 15, 2021 was 141,894,753 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders ("2021 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

LEIDOS HOLDINGS, INC.
FORM 10-K
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:
•the impact of the coronavirus pandemic ("COVID-19") or future epidemics on our business, including the potential for facility closures, re-evaluation of U.S. government spending levels and priorities, delay of new contract awards, our ability to recover costs under contracts and insurance challenges;
•developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. government budget process or approval of raising the debt ceiling;
•delays in the U.S. government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;
•changes in U.S. government procurement rules, regulations and practices;
•our compliance with various U.S. government and other government procurement rules and regulations;
•governmental reviews, audits and investigations of our company;
•our ability to effectively compete and win contracts with the U.S. government and other customers;
•our reliance on information technology spending by hospitals/healthcare organizations;
•our reliance on infrastructure investments by industrial and natural resources organizations;
•energy efficiency and alternative energy sourcing investments;
•investments by U.S. government and commercial organizations in environmental impact and remediation projects;
•our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;
•our ability to accurately estimate costs associated with our firm-fixed-price ("FFP") contracts and other contracts;
•resolution of legal and other disputes with our customers and others or legal or regulatory compliance issues;
•cybersecurity, data security or other security threats, system failures or other disruptions of our business;
•our compliance with international, federal, state and local laws and regulations regarding privacy, data security, protection, storage, retention, transfer and disposal, technology protection and personal information;
•the damage and disruption to our business resulting from natural disasters;
•our ability to effectively acquire businesses and make investments;
•our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;
•our ability to manage performance and other risks related to customer contracts;
Leidos Holdings, Inc. Annual Report - 1

LEIDOS HOLDINGS, INC.
FORM 10-K
•the failure of our inspection or detection systems to detect threats;
•the adequacy of our insurance programs, customer indemnifications or other liability protections designed to protect us from significant product or other liability claims;
•our ability to manage risks associated with our international business;
•exposure to lawsuits and contingencies associated with Lockheed Martin’s Information Systems & Global Solutions business;
•our ability to protect our intellectual property and other proprietary rights by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
•our ability to prevail in litigation brought by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
•our ability to declare future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;
•our ability to grow our commercial health and infrastructure businesses, which could be negatively affected by budgetary constraints faced by hospitals and by developers of energy and infrastructure projects;
•our ability to successfully integrate acquired businesses; and
•our ability to execute our business plan and long-term management initiatives effectively and to overcome these and other known and unknown risks that we face.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

Leidos Holdings, Inc. Annual Report - 2

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 52 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms "we," "us" and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, homeland security, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core competencies: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Applying our technically-advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA") and many other U.S. civilian, state and local government agencies as well as foreign government agencies. With a focus on delivering mission-critical solutions, Leidos generated 87% of fiscal 2020 revenues from U.S. government contracts.
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
Our Business Segments
At January 1, 2021, our business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the customers and markets we serve. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change.
Defense Solutions
Defense Solutions provides leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization and integrated systems, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and human space exploration. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the National Aeronautics and Space Administration ("NASA"), military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 60% of total revenues for fiscal 2020 and 57% of total revenues for fiscal 2019 and 2018.
Leidos Holdings, Inc. Annual Report - 3

PART I

•Digital Modernization and Integrated Systems – As an industry leader in enterprise IT, we provide extensive worldwide digital support operations for our nation's largest and most critical infrastructure. We design, develop, implement and maintain IT environments to provide stability and flexibility to mission needs. Our capabilities support offerings including cybersecurity, data analytics, digital transformation and operations and logistics. Our cybersecurity solutions detect and manage the most sophisticated cyber threats.
•C4ISR Technologies and Services – We offer a wide range of technologies and services in multiple domains that address the nation's most critical threats and deliver solutions to the U.S. Intelligence Community, DoD and military services. A primary focus is on the DoD's technology organizations, which include the Defense Advanced Research Projects Agency ("DARPA"), the U.S. Army Research Lab, the U.S. Air Force Research Lab and the Office of Naval Research. Our market concentration is on airborne and ground intelligence, surveillance and reconnaissance ("ISR"), maritime systems, electronic warfare systems, distributed sensor systems, autonomous systems, sensors and Command and Control ("C2"). We provide multi-spectral, airborne, ground and maritime ISR collection and processing systems, advanced sensor design, C2 solutions and training systems. Our sensor technologies have a wide range of capabilities deployed across the DoD in areas including airborne, ground, naval and space radar, electro-optical/infrared systems signals intelligence and electronic attack for the DoD. We also provide laser and radio frequency-based communications systems for airborne, ground, naval and space platforms. We link our high-end solutions to other key services demanded by our customers. In the air we support a fleet of over 100 government and Leidos-owned fixed wing, rotary wing and unmanned aircraft. Our spectrum of capabilities includes modification of commercial aircraft for military use, integration and installation of sophisticated sensors and monitoring stations and worldwide aircraft maintenance and logistics support. On the ground, we provide mission-critical Command, Control and ISR and support through innovative solutions, essential services and enriched data management tools facilitating critical decision making. On and under the sea we continue to enhance our surface and subsurface autonomous and unmanned technologies to help make maritime operations safer and more efficient for government and industry by providing leading sensor systems, signal processing, communications hardware and software to support these vital missions. We are among the market leaders in submarine collection technologies and anti-submarine warfare system installation and maintenance, and are expanding our capabilities in these areas to meet market demand for this growing threat. We also provide prototyping and research and development support services to a wide variety of DoD customers from concept analysis to classified manufacturing.
•Transformative Software, Analytics – We offer extensive software development capabilities for C2, intelligence and information systems and deliver mission and enterprise-level solutions to the U.S. and allied defense and intelligence organizations. We offer innovative data analytics capabilities and we design, develop, integrate, deploy and support information-centric software and enterprise IT systems for complex, data-driven national security challenges. Our capabilities are enhanced by our advanced software factories, providing the brainpower to deliver the optimum software solutions for our customer base. Across the U.S. Army we perform complex software development projects, develop training simulators for Army vehicles, maintain and conduct soldier training for field C2 equipment, and we are installing our cloud-based Army base access control system throughout the U.S.
•Intelligence Analysis, Mission Support and Logistics Services – We deliver high-end services to the U.S. Intelligence Community, DoD and allied governments. Operating throughout the world we provide intelligence analysis, operational support, logistics operations, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe. We offer product support and lifecycle sustainment services to our U.S. Army, Navy and Air Force customers including planning and managing the cost and performance across the product’s lifecycle. We deliver turn-key logistics support to U.S. and key allies and we provide enterprise solutions, including large-scale, end-to-end supply chain optimization and modernization.
•Weapons Systems – We offer tactical weapons components and systems for surface-launched missiles, cruise missiles, air-to-air, air-to-ground and anti-ship missiles and guided munitions and rockets across the DoD. We also deliver offensive boost-glide, launcher and air-breathing systems and hypersonic defense systems. We have capabilities in integrated force protection in both directed energy (such as high-energy lasers and microwave systems) and area defense (such as counter-unmanned aviation systems, radar systems and kinetic weapon launchers). In addition, we provide cyber-physical systems in the development of offensive and defensive cyber command and control, toolkits and exploits, as well as offensive cyber operations. We also support autonomous systems in the areas of unmanned aerial systems, surface ships, undersea vehicles and ground vehicles as well as autonomy software and hardware for autonomous vehicles and platforms.
Leidos Holdings, Inc. Annual Report - 4

PART I

•Human Space Exploration – We provide integrated design, manufacturing, integration of human-rated and exploration spacecraft for NASA and commercial customers. We have the capability to design and manufacture for satellite propulsion, structures and avionics and key launch vehicle subsystems such as avionics/mission computing, guidance, navigation and control, boosters and structures.
Civil
Our Civil business is focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of transportation solutions, security detection and automation, digital transformation services and environment, energy and infrastructure. Civil represented 24% of total revenues for fiscal 2020 and 25% of total revenues for fiscal 2019 and 2018.
•Transportation Solutions – Leidos is a trusted systems developer, service provider and integrator serving Air Navigation Service Providers around the world, including the FAA. We provide air traffic control systems that help manage the world's most complex airspace. We deliver many of the FAA's key automation systems and services, including the En Route Automation Modernization, Advanced Technology Oceanic Procedures, Time Based Flow Management, Terminal Flight Data Management, Geo-7 and Future Flight Services as well as the recently-awarded Enterprise-Information Display System. In addition, under the Mode S Beacon Replacement Systems contract, Leidos is supporting the replacement of the FAA's Mode S Beacon Systems, which are secondary surveillance radar capable of providing surveillance and specific aircraft information necessary to support Air Traffic Control automation in all traffic environments. We also provide key air traffic control systems around the world, including New Zealand, Kazakhstan and South Korea.
•Security Detection and Automation – Our comprehensive suite of fully-integrated security detection and automation solutions help increase security for aviation, ports and borders and critical infrastructure customers around the world. With more than 24,000 products deployed across 120 countries, this business has the most widespread global footprint within the Civil portfolio. Leveraging this portfolio, our core technical strengths and robust research and development initiatives, we are positioned to address emerging and evolving threats through rapid development of innovative solutions for our global customers. We are also a leader in aviation screening equipment, facilitating secure and efficient passenger movement through fully-integrated solutions in airports worldwide. Our aviation solutions include best-in-class checkpoint computed tomography, people scanners, explosive trace detectors and checked baggage screening. For ports and borders worldwide, Leidos is safeguarding the flow of regulated commerce through innovations in screening technologies, common interfaces and artificial intelligence and machine learning to effectively detect and mitigate threats across all trade elements, including cargo, vehicles and people. We are the leading supplier of mobile non-intrusive inspection systems to U.S. Customs and Border Protection ("CBP"). In addition, we are transforming security detection beyond ports of entry to deliver fully-integrated and frictionless security solutions for public venues and critical infrastructure.
•Digital Transformation Services – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery and end-user satisfaction. Leidos is modernizing enterprise IT in classified and unclassified environments, including programs with the FAA, NASA and the Department of Justice.
Leidos Holdings, Inc. Annual Report - 5

PART I

•Environment, Energy and Infrastructure – We are trusted by government agencies and commercial customers with substantial environmental and sustainability driven missions. Our pedigree across environmental management, nuclear security, energy efficiency, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support the critical missions of the Department of Energy ("DoE"), National Nuclear Security Administration, utilities, energy investors and developers and energy efficiency administrators. At the DoE Hanford site, we provide site-wide infrastructure management and operation including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability and compliance, first responder services and future project planning. At the National Energy Technology Laboratory, we actively perform and provide support for fundamental and applied research efforts, including providing product and logistical support comprising of strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient conduct of research. In addition, we help investor-owned utilities modernize power delivery systems, implement energy management strategies, transform digital infrastructure and gain operational efficiencies to meet evolving energy needs.
Health
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high quality, cost effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital transformation and life sciences research and development. Health represented 16% of total revenues for fiscal 2020 and 18% of total revenues for fiscal 2019 and 2018.
•Health Information Management Services – Leidos employs holistic-systems thinking in fielding applied technology solutions across the entire continuum of healthcare. In our work delivering a single, common electronic health record to both DoD and VA hospitals and treatment facilities worldwide, our responsibilities range from integrating software for the electronic healthcare record vendor and dental record vendors to integrating picture archiving and communications software and more. We ensure all integrated systems are cyber secure. We also provide enterprise IT solutions to the VA, National Institutes of Health ("NIH"), DoD and other federal health customers to help operate mission critical infrastructure reliably and at a reasonable cost. Commercially, we are leveraging these same Leidos-wide capabilities to manage critical infrastructure to one of the largest health systems in the United States.
•Managed Health Services – We deploy a national footprint of health clinics and health providers to support care delivery services, including medical disability and behavioral health examinations for the VA, as well as serving other independent medical exam markets. We have developed unique capabilities in behavioral health management through many decades of experience with a special emphasis on substance abuse services. We believe that these capabilities can be expanded into other clinical adjacencies. Our managed health services activities leverage our IT and mission enablement capabilities, which underpin solutions we offer to our customers across all of our served markets.
•Digital Transformation – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes: IT strategic planning; outsourcing and management of large scale data centers; agile software development and system transformation; cloud migration and application modernization; digitization and big data management and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA, Defense Health Agency ("DHA") and commercial customers. Leidos helps transform our customers' IT environments in support of their most critical missions, accomplished in a highly secure manner by leveraging our cybersecurity domain expertise and our Leidos rapid application development software platform.
Leidos Holdings, Inc. Annual Report - 6

PART I

•Life Sciences Research & Development – We provide life science research and development support to the NIH, Center for Disease Control, Army Medical Research community and commercial biotech companies. Most notably, on behalf of the U.S. government and the public trust, we operate the Frederick National Laboratory for Cancer Research, where we employ thousands of scientists, technicians, administrators and support staff. Our professionals operate a wide range of leading-edge research and development laboratories in the areas of genetics and genomics, proteins and proteomics, advanced biomedical computing and information technology, biopharmaceutical development and manufacturing, nanotechnology characterization and clinical trials management.
From the biomedical sciences to implementing and optimizing electronic health records, and enabling providers to perform care coordination and population health management, Leidos is pioneering the use of the depth and breadth of systems integration principles, processes and technologies to transform the health industry’s evolution towards better quality, more efficient and effective care.
Corporate
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
Acquisitions and Divestitures
During fiscal 2020, we acquired Dynetics, Inc. and L3Harris Technologies' ("L3Harris") security detection and automation businesses and entered into a definitive agreement to acquire 1901 Group, LLC ("1901 Group"). The acquisition of 1901 Group was subsequently completed in January 2021. Additionally, during fiscal 2019, we acquired IMX Medical Management Services and its affiliated businesses. See "Note 6—Acquisitions" and "Note 26—Subsequent Events" in Part II of this Annual Report on Form 10-K for further information.
During fiscal 2019, we divested of our commercial cybersecurity and health staff augmentation businesses. For further information, see "Note 7—Divestitures" in Part II of this Annual Report on Form 10-K.
Key Customers
Substantially all of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government, with the remaining attributable to international customers, including the U.K. Ministry of Defence and Australian Ministry of Defence, and customers across a variety of commercial markets. Within the U.S. government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, DHS, FAA, Transportation Security Administration, CBP, DHA, VA, Department of Health and Human Services, NASA, National Science Foundation, DoE, the Environmental Protection Agency and research agencies such as DARPA.
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Human Capital
Employee and Workforce Demographics
As of January 1, 2021, we employed approximately 39,000 full and part-time employees of whom approximately 35,000 are located in the United States and the remainder of which are located in more than 35 countries worldwide. Approximately 36% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 22% of our employees have advanced degrees and approximately 20% of our employees are military veterans.
We believe that a focus on inclusion and diversity improves team performance and influences innovative business strategies and enhances our reputation in the competitive marketplace for employees. As of January 1, 2021, 33% of our global workforce was female and 32% of our U.S. workforce was ethnically diverse.

Leidos Holdings, Inc. Annual Report - 7

PART I

Our inclusion and diversity practices help to build and sustain a culture that values individual diversity of thought, experiences, backgrounds and perspectives and foster full participation in the use of our resources, expanding opportunities and enhancing decisions across the company. Our employees have the opportunity to create and join multiple employee resource groups (“ERGs”) where they can gain competence across various categories of diversity, enhance their personal and leadership development and actively contribute to making Leidos a great place to work. We have ERGs for many dimensions of diversity including gender, ethnicity, military status, diverse-ability, LGBTQ+, generation and work location. In fiscal 2020, we launched the inaugural Enterprise Inclusion Council, where a member of our Board of Directors serves as a senior advisor and which is chaired by two senior executives, to advise on the evolution of our inclusion and diversity strategy and help leverage best practices across the company. We also require all employees to take diversity and inclusion training to help employees recognize and address the effects of unconscious bias and create a culture that strives to be more inclusive.
We have an Executive Mentoring Program that works to develop high-potential female and ethnically diverse employees. Our Executives serve as mentors to one or more female or ethnically diverse employees in a year-long program that includes several leadership development sessions.
Culture and Values
We have six core values that make us who we are as individuals and collectively as a company – integrity, inclusion, innovation, agility, collaboration and commitment. These values are intended to provide a roadmap for our behavior and help to guide our decisions in the workplace, and are a key component of our corporate culture. Our practices are based on our commitment to do the right thing for our customers, our employees and our community. Our values are demonstrated by our employees as they help our customers execute important missions on the front lines of the world’s most complex markets. In addition, we have integrated our values into all employees’ annual performance assessments to focus on the behaviors expected of employees.
Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the third consecutive year, the Ethisphere Institute named Leidos one of the World's Most Ethical Companies in 2020.
Career Mobility, Development and Growth
We recognize the value of having a high-performing workforce and are committed to providing opportunities for employees by encouraging career growth and movement across the enterprise. We view career development as a partnership between employees, managers and the company with a focus on building skills and experiences through internal mobility, experiential learning, specialized programs (such as rotational opportunities), feedback and mentoring. We provide a variety of career development resources, training and engagement sessions for employees and leaders.
We are dedicated to undertaking efforts to retain and strengthen our highly skilled professional workforce. We have an Internal Mobility Program that identifies internal opportunities, evaluates skill gaps and targets learning accordingly. We also conduct formal employee engagement surveys and run quarterly pulse surveys to drive engagement, inclusion and retention across the organization.
We offer instructor-led, virtual training and self-paced learning and development programs that enhance employee skills and help develop new talents. We also offer formal programs to help employees prepare for certifications including the Project Management Institute and International Council on Systems Engineering as well as resources to prepare for over 95 industry-standard professional and technical certifications. Additionally, we offer tuition assistance to all U.S. full-time employees at accredited universities.
We invest in our current and future leaders in a number of ways. We have the Leidos Leadership program, which develops effective and inclusive leaders. Our managers and executive leaders participate in leadership development programs targeted towards the competencies and skills needed at their level. Annually we host a two-day Leadership Summit for approximately 350 of our most senior leaders aligning business strategy and transformation initiatives, alongside emphasizing the core values of our organization.

Leidos Holdings, Inc. Annual Report - 8

PART I

We have an annual succession planning process at Leidos that identifies and develops high-potential employees at all levels of the organization. We create succession plans for all executive-level positions as well as for other roles throughout the organization considered vital to our success. In addition, we create development and engagement plans for top talent comprised of formal and informal training, mentoring, coaching and experiential learning opportunities.
Diversity in Talent Acquisition
Leidos is committed to promoting diversity and inclusion in our hiring practices, especially when we are seeking to fill senior level positions. Our recruiting strategy includes building a pipeline of diverse candidates. Each year we attend and sponsor a variety of national conferences and local career fairs that specifically engage talent across various dimensions of diversity including ethnically diverse, gender, military status and sexual orientation.
We leverage our college campus and military veteran outreach as well as our ERGs to recruit diverse candidates. Our college campus outreach engages talent from multiple university sources including the Leidos Strategic University Alliances, Historically Black Colleges and Universities and Hispanic Serving Institutions. Our military veteran outreach program attracts, retains and supports current veterans, transitioning service members and military spouses.
Health and Workplace Safety
Our primary focus is on the health and safety of our employees. We have formed a multi-functional working group to monitor and respond to COVID-19. This group is closely following the recommendations of the World Health Organization and the U.S. Centers for Disease Control and Prevention, as well as national and local authorities in the regions where we perform work for our customers. We have taken steps to support increased teleworking and working environments. We have established a three phase COVID-19 guide recommending when it is safe for employees to return to work and the percentage of employees permitted to be in a Leidos facility. Employees are also required to review our self-screening checklist prior to coming into a facility. When working at a Leidos facility, we require all employees to wear face coverings while in common areas and where social distancing is not easily maintained and common surface areas and equipment are sanitized before and after each use.
We believe we are a leader in the field of occupational health and safety (“OH&S”) and we place a strong emphasis on these activities, both internally and on behalf of our customers. Internally, we emphasize direct management responsibility, corporate policies and directives, OH&S program implementation, employee training and compliance assessments. Our corporate policies and procedures support compliance with OH&S regulations at work locations. We have a proactive compliance program of employee education, training, auditing and reporting that, through employee awareness and integration into our business operations, supports our commitment to a safe and healthy environment.
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development ("IR&D") and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $73 million, $49 million and $46 million for fiscal 2020, 2019 and 2018, respectively, which as a percentage of consolidated revenues was 0.6%, 0.4% and 0.5% for fiscal 2020, 2019 and 2018, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
Intellectual Property Rights
Our technical services and products are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our products, software programs, methodologies and know-how. This proprietary information is protected in confidence as trade secrets, using non-disclosure and other definitive agreements. We selectively pursue opportunities to license or transfer our technologies to third parties.

Leidos Holdings, Inc. Annual Report - 9

PART I

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
Competition
Competition for contracts is significant, and we often compete against a large number of well-established corporations that may have greater name and brand recognition. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, the U.S. government’s own capabilities and federal non-profit contract research centers. As a result of the diverse requirements of the U.S. government and our commercial customers, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations.
We believe that our principal competitors currently include the following companies: Amentum Services Inc., Booz Allen Hamilton Inc., CACI International Inc., General Dynamics Corporation, Jacobs Engineering Group Inc., KBR Inc., L3Harris, Lockheed Martin Corporation, ManTech International Corporation, Northrop Grumman Corporation, Perspecta Inc., Raytheon Technologies Corporation and SAIC. These companies span across sectors that include engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
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
Contract Procurement
Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. The U.S. government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include the following:
•Definitive Award Contracts. U.S. government agencies may procure services and products through single definitive award contracts which specify the scope of services or products purchased and identify the contractor that will provide the specified services or products. When an agency has a requirement, the agency will issue a solicitation or request for proposal to which interested contractors can submit a proposal. The bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single definitive successful awardee.
Leidos Holdings, Inc. Annual Report - 10

PART I

•Indefinite Delivery/Indefinite Quantity ("IDIQ") Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-established contractor. Under a multiple-award IDIQ contract, task orders can be awarded to any of the pre-established contractors, which can result in further limited competition for the award of task orders. Multiple-award IDIQ contracts that are open for any government agency to use for procurement are commonly referred to as "government-wide acquisition contracts." IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. government will purchase under the contract, and in the case of a multiple-award IDIQ, the contractor from which such purchases may be made.
•U.S. General Services Administration ("GSA") Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. government will purchase under the contract.
•Other Transaction Authority (“OTA”) agreements. Under certain circumstances, U.S. government agencies can enter into OTA agreements instead of traditional contracts. These agreements are used for two primary purposes: (1) to carry out basic, applied or advanced research projects that typically relate to technology stimulation or research, and (2) to carry out prototype projects that are directly relevant to enhancing the mission effectiveness of military personnel and the supporting platforms, systems, components or materials proposed to be acquired or developed by the DoD, or to improve platforms, systems, components or materials in use by DoD components and agencies. OTA agreements are generally exempt from federal procurement regulations. These exemptions grant the U.S. government the flexibility to include, amend or exclude contract clauses and requirements that are mandatory in traditional procurements. OTA agreements also grant more flexibility to structure agreements in numerous ways, including joint ventures, partnerships or multiple agencies joining together to fund an agreement encompassing multiple providers.
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
Leidos Holdings, Inc. Annual Report - 11

PART I

Contract Types
Generally, the type of contract for our services and products is determined by or negotiated with the U.S. government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:
•Cost-reimbursement contracts include cost-plus-fixed-fee, award-fee and incentive-fee contracts. These contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. These contracts are generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk but generally require us to use our best efforts to accomplish the scope of the work within a specified time and budget. Award and incentive fees are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the company's performance against contractual criteria. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs.
•Fixed-price-incentive-fee ("FP-IF") contracts are substantially similar to cost-plus-incentive-fee contracts except they require specified targets for cost and profit, price ceiling (but not a profit ceiling or floor) and profit adjustment formula. Under an FP-IF contract, the allowable costs incurred are eligible for reimbursement but are subject to a cost-share arrangement, which affects profitability. Generally, if our costs exceed the contract target cost or are not allowable under the applicable regulations, we may not be able to obtain reimbursement for all costs and may have our fees reduced or eliminated.
•Time-and-materials ("T&M") contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty about the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.
•Fixed-price-level-of-effort ("FP-LOE") contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.
•FFP contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.
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
Leidos Holdings, Inc. Annual Report - 12

PART I

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
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including to the DoD, the U.S. Intelligence Community and the DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation ("FAR"), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement the FAR, such as the DoD Federal Acquisition Regulation Supplement ("DFARS"), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:
•require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;
•define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
•require compliance with U.S. government Cost Accounting Standards ("CAS");
•require reviews by the Defense Contract Audit Agency ("DCAA"), Defense Contract Management Agency ("DCMA") and other U.S. government agencies of compliance with government requirements for a contractor’s business systems;
•restrict the use and dissemination of and require the protection of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data; and
•require us not to compete for work if an actual or potential organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated, neutralized or avoided.
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
Leidos Holdings, Inc. Annual Report - 13

PART I

Company Website and Information
Our corporate headquarters is located at 1750 Presidents Street, Reston, VA 20190 and our telephone number is (571) 526-6000. Our website can be accessed at www.leidos.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the U.S. Securities and Exchange Commission ("SEC") on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Leidos. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 14

PART I

Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report, and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock.
Summary of Risk Factors
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
•We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
•A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
•Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriation process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
•The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
•Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
•The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
•As a U.S. government contractor, we and our partners are subject to reviews, audits and cost adjustments by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
•Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
•Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
•Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
•The U.S. government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenues and profitability.
Leidos Holdings, Inc. Annual Report - 15

PART I

•We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
•A failure to attract, train, retain and motivate skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
•We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
•Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
•Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration or other legal proceedings could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
•Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
•Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.
•Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
•Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
•Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
•We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
•We cannot assure you that we will continue to pay dividends on our common stock.
•Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.
Leidos Holdings, Inc. Annual Report - 16

PART I

Industry and Economic Risks
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
We generated 87% of our total revenues during fiscal 2020 and 2019 and 85% of our total revenues during fiscal 2018 from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative press reports or publicity, regardless of accuracy, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, could harm our reputation, particularly with these agencies. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected, certain customers could cease to do business with us and our ability to hire or retain employees and our standing in professional communities, to which we contribute and from which we receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease and our business, future revenues, financial condition and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 49% of our total revenues for fiscal 2020 and 48% of our total revenues for fiscal 2019 and 2018. Levels of U.S. government and DoD spending are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities and defense spending levels, sequestration, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress, and what challenges budget reductions will present for us and our industry generally.
Current U.S. government spending levels for defense-related or other programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. In the event government funding relating to our contracts with the U.S. government or DoD becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor, if applicable. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD or other budgetary priorities, reduce overall U.S. government spending or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. In addition, changes to the federal or DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and results of operations and limit our growth prospects.
Leidos Holdings, Inc. Annual Report - 17

PART I

Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriation process could delay procurement of the products, services and solutions we provide and have an adverse effect on our future revenues.
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. We have from time to time experienced a decline in revenues in our fourth quarter as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or to provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. For many programs, Congress appropriates funds on an annual fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are obligated to the contract. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors or that may be awarded but for which we do not receive meaningful task orders, and to the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win.
Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. We are also experiencing increased competition generally which impacts our ability to obtain contracts; see the risk factor “We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.” Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.
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
Leidos Holdings, Inc. Annual Report - 18

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
We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
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
The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to invest in and develop services and products that address these changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. Some of our competitors have made or could make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.
Legal and Regulatory Risks
Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:
•the FAR and supplements, which regulate the formation, administration and performance of U.S. government contracts;
•the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information and our ability to provide compensation to certain former government officials;
•the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;
Leidos Holdings, Inc. Annual Report - 19

PART I

•the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government; and
•the U.S. government CAS, which imposes accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.
For additional background on the regulations that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K and the risk factor “Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects."
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
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
As a U.S. government contractor, we and our partners are subject to reviews, audits and cost adjustments by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, the DoD Inspector General and others. These agencies review a contractor's performance on government contracts, cost structure, indirect rates and pricing practices and compliance with applicable contracting and procurement laws, regulations, terms and standards, as well as the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor's accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

Leidos Holdings, Inc. Annual Report - 20

PART I

A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and our remediations are accepted by the DCMA. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an "approved" determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgements and liabilities, criminal judgements or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government.
As of January 1, 2021, indirect cost audits by the DCAA remain open for fiscal 2015 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the U.S. If a review or investigation identifies improper or illegal activities, we may be subject to disgorgement of profits, fines, damages, litigation, civil or criminal penalties, exclusion from sales channels or sales opportunities, injunctions or administrative sanctions, including the termination of contracts, the triggering of price reduction clauses, suspension of payments, suspension or debarment from doing business with governmental agencies or other consequences. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and into major programs supported by contractors may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects.
Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration or other legal proceedings could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims described in "Note 24—Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K, as may be updated in our future filings with the SEC, including our Quarterly Reports on Form 10-Q. We are also subject to, and may become a party to, a variety of other litigation, claims, investigations, audits, enforcement actions, arbitrations or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, responding to any action may result in a significant diversion of management's attention and resources. Litigation and other claims, including those described in "Note 24—Contingencies," are subject to inherent uncertainties and management’s view of these matters may change in the future.
Leidos Holdings, Inc. Annual Report - 21

PART I

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
Our business is subject to complex and evolving laws and regulations regarding privacy and data security which could subject us to investigations, claims or monetary penalties against us, require us to make changes to our business practices or otherwise adversely affect our revenues and profitability.
We are subject to a variety of international, federal, state and local laws and regulations in the U.S. and abroad relating to privacy, data security, protection, storage, retention, transfer and disposal, technology protection and personal information. Foreign laws and regulations in these areas can impose different obligations or be more restrictive than those in the U.S. These laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
As a contractor supporting defense and national security clients, we are also subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under DFARS and other federal regulations, certain of our networks and information technology systems are required to comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could potentially result in a contract termination, which could materially and adversely affect our business and financial results and lead to reputational harm. We are also subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which requires all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. The DoD expects that all new contracts will be required to comply with the CMMC by 2026, with initial requests for information beginning in June 2020 and requests for proposal beginning in September 2020. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

Leidos Holdings, Inc. Annual Report - 22

PART I

Any failure or perceived failure by us, our service providers, suppliers, subcontractors or other business partners to comply with international, federal, state or local laws and regulations in these areas could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws. For example, the European Union's ("EU’s") General Data Protection Regulation (“GDPR”), which took effect in May 2018, has created new compliance obligations for companies that process data of EU data subjects, which require investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. In the U.S., the California Consumer Protection Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, provides new consumer privacy rights to natural persons residing in California by regulating the processing of personal information of California residents and increasing the obligations on businesses in connection with such activities. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the election on November 3, 2020 and will take effect in most material respects on January 1, 2023. The CPRA modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts. It is possible that the CCPA or similar laws, now or in the future, will be deemed applicable to some aspects of our business, which would impose new compliance obligations and require additional investment into privacy law compliance and data protection activities on an ongoing basis. Any obligations that may be imposed on us under the CCPA, the CPRA or similar laws may be different from or in addition to those required by the GDPR or other relevant foreign laws, which may cause additional expense for compliance across various jurisdictions. Various U.S., EU and other foreign privacy or data security laws, regulations, directives, policies, industry standards or legal obligations that may be relevant to our business also impose obligations to maintain a cybersecurity program at certain levels of quality, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach.
The overarching complexity of privacy and data security laws and regulations around the world pose a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls or the malicious or inadvertent breach of applicable privacy and data security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws and regulations concerning privacy and data security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards or other obligations may have on our business.
Business and Operational Risks
The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
The outbreak and global spread of COVID-19, and the preventative or protective actions that governments, corporations, individuals and we are taking and may continue to take in an effort to limit the impact of COVID-19, have resulted in a period of business disruption and increased economic uncertainty. The spread of COVID-19 has caused us to modify our business practices (including employee travel, access to customer sites, employee and contractor remote work and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions due to COVID-19, our operations and results will likely be impacted.
Leidos Holdings, Inc. Annual Report - 23

PART I

Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. This could result in a re-evaluation of U.S. government spending levels and priorities, which could impact our business performance. The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, a delay in wide distribution of vaccines, or a lack of public acceptance of vaccines, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts on our business as a result of the pandemic's global economic impact, including any recession that is occurring or may occur in the future. For example, the global spread of COVID-19 has resulted in a substantial decline in demand for air travel, which has adversely impacted the demand for products and services related to our airport security detection and automation business. We are not able to predict whether COVID-19 will result in permanent changes to air travel behaviors, including a permanent reduction in business travel as a result of the increased use of teleconferencing products and, more broadly, a general reluctance to travel by consumers, each of which has, and could continue to, impact our business. Further, new contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our program costs have increased and may continue to increase as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance, or equitable adjustments to contract prices or reimbursement of costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act, which could impact our profitability. The continued spread of COVID-19 has had and may continue to have similar negative impacts on our customers, subcontractors, service providers and suppliers, causing delay or limiting their ability to perform, including in making timely payments to us. Any resulting financial impact cannot be reasonably estimated at this time but may materially and adversely affect our business, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of COVID-19 and actions to contain it or treat its impact, among others. In addition, to the extent COVID-19 or any worsening of the global business and economic environment as a result adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, such as the Anti-Kickback Act, and the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. See also the risk factor “Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.”
Leidos Holdings, Inc. Annual Report - 24

PART I

Although we have implemented policies, procedures, training and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). We may be unable to prevent misconduct or violations of applicable laws by these joint ventures (including their officers, directors and employees) or our partners. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could damage our reputation and subject us to administrative, civil or criminal investigations and enforcement actions, fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
A failure to attract, train, retain and motivate skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our business involves the development of tailored services and solutions for our customers, a process that relies heavily upon the expertise and services of our employees. Our continued success and ability to compete in a highly competitive environment depend on our ability to recruit and retain highly trained and skilled science, engineering, technical, math and professional personnel. Competition for skilled personnel is intense and competitors in our industry and others in the private sector aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. In addition, certain personnel may be required to receive various security clearances in order to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or not obtained, which may negatively impact our ability to perform on such engagements contracts in a timely manner or at all.
In addition to attracting and retaining qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business and the continued development of new members of senior management. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry, particularly with agencies performing classified operations. An inability to retain appropriately qualified and experienced senior executives or our failure to continue to develop new members could cause us to lose customers or new business opportunities.
We may not realize as revenues the full amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.
As of January 1, 2021, our total backlog was $31.9 billion, including $6.6 billion in funded backlog. Due to the U.S. government's ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Leidos Holdings, Inc. Annual Report - 25

PART I

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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 36% of our total revenues for fiscal 2020. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
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
Leidos Holdings, Inc. Annual Report - 26

PART I

Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process sensitive information, including personally identifiable information, protected health information, personnel information, classified information, contractor unclassified information and financial information, concerning our business, employees and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber-attacks, insider threats and other information security threats, including physical break-ins and malicious insiders. Any electronic or physical break-in or other security breach or compromise of our information technology systems and networks or facilities, or those of our service providers, suppliers or subcontractors, may jeopardize the security of information stored or transmitted through these systems and networks or stored in those facilities. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data or systems. We are also increasingly subject to customer-driven cybersecurity certification requirements, which are expected to be necessary to win future contracts. Such security incidents also could result in liability or trigger other obligations under such contracts or increase the difficulty of winning future contracts. Many statutory requirements, both in the U.S. and abroad, also include obligations for companies to provide notice of data security incidents involving certain types of data (including obligations to notify affected individuals and regulators in the event of security breaches involving certain personal data), which could result from breaches experienced by us or our service providers, suppliers or subcontractors.
Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats and attacks, we and our service providers, suppliers and subcontractors have faced and continue to face advanced and persistent attacks on our information systems. We cannot guarantee that future incidents will not occur, and if an incident does occur, our incident response planning may not prove fully adequate and we may not be able to successfully mitigate the impacts. Techniques used by others to gain unauthorized access to sensitive information, or to disrupt systems and networks for economic or strategic gain, are constantly evolving, increasingly sophisticated and increasingly difficult to detect and successfully defend against. These techniques include cyberattacks (including covertly introducing ransomware, viruses, worms or other malware to our computers and networks and denial of service attacks), phishing and impersonating authorized users, among others, and may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with well-funded organized crime or state-sponsored efforts).
We seek to detect and investigate all information security incidents and to prevent their occurrence, prolongation or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against information security and malicious insider threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls, or those of our service providers, suppliers or subcontractors, have protected against, detected, mitigated or will detect, prevent or mitigate, any of these threats and we cannot predict the full impact of any such past or future incident. We may be currently unaware of certain vulnerabilities or lack the capability to detect them, which may allow them to persist in our information technology environment over long periods of time and, even if discovered, our remediation efforts may not be completely successful.
We also may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners, including our service providers, suppliers and subcontractors, to seek to minimize the potential for and impact of cyberattacks and other security threats, we must rely on the safeguards put in place by those entities. See also the risk factor “Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.”
Leidos Holdings, Inc. Annual Report - 27

PART I

The occurrence of any unauthorized access to, attacks on or security breaches of our or our service providers', suppliers' or subcontractors' information technology infrastructure, systems or networks or data, could disrupt our infrastructure, systems, networks or those of our customers, impair our ability to provide services to our customers and may jeopardize the security of data collected, stored, transmitted or otherwise processed through our information technology infrastructure, systems and networks. As a result, we could be exposed to claims, fines, penalties, loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), contract terminations and damages, remediation costs and other costs and expenses, regulatory investigations or sanctions, indemnity obligations and other potential liabilities. Any of the foregoing could adversely affect our reputation, ability to win work on sensitive contracts or loss of current and future contracts (including sensitive U.S. government contracts), business operations and financial results. In addition, any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means.
Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.
Our business is subject to disruption caused by natural disasters that could adversely affect our profitability and our overall financial position.
We have significant operations located in regions that may be exposed to hurricanes, earthquakes, other damaging storms, water levels, forest fires and other natural disasters. Our subcontractors and suppliers are also subject to natural disasters that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural disasters and delays in recovery may be significant.
If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could adversely affect our financial position, results of operations and cash flows.
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
Leidos Holdings, Inc. Annual Report - 28

PART I

Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced and innovative products and services applied by our customers in a variety of environments. The needs of our customers change and evolve regularly and in particular by complex and rapidly changing technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex or are dependent upon factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our profitability and future prospects.
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
If we are unable to work with complex and rapidly changing technologies successfully we may be unable to meet the needs of our customers and our future success, revenue and results of operations could be adversely affected.
We have contracts with the U.S. government that are classified, which may limit investor insight into portions of our business.
We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.
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
We selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:
•we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
•we may not be able to accurately estimate the financial effect of acquisitions and investments on our business, and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;
Leidos Holdings, Inc. Annual Report - 29

PART I

•we may not be able to successfully manage the integration process for acquisitions and the integration process may divert management time and focus from operating our business;
•acquired technologies, capabilities, products and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
•we may have trouble retaining key employees and customers of an acquired business, including due to cultural challenges, or otherwise integrating such businesses, such as incompatible accounting, information management or other control systems, which could result in unforeseen difficulties;
•we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification or there may be other unanticipated write-offs or charges;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don't adequately address and that cause our reported results to be incorrect;
•we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or we may face litigation with respect to the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
•acquired entities or joint ventures may not achieve expected business growth or operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover investments in any such acquisitions;
•acquisitions, investments and joint ventures may require us to spend a significant amount of cash, to incur debt, resulting in increased fixed payment obligations and could also result in covenants or other restrictions on us, or to issue capital stock, resulting in dilution of ownership; and
•we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
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
Leidos Holdings, Inc. Annual Report - 30

PART I

Goodwill and other intangible assets represent approximately 60% of our total assets and any impairment of these assets could negatively impact our results of operations.
Intangible assets with indefinite lives, including goodwill, are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. We face continued uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. government, our primary customer, as well as challenges in the commercial healthcare industry, compounded by lower levels of U.S. government reimbursements, including reductions in Medicare reimbursements which in turn impact hospital information technology spending. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could adversely impact our future revenues and profitability. These circumstances could result in an impairment of goodwill and/or other intangibles. Also, adverse equity market conditions that result in a decline in market multiples and our stock price could result in an impairment of goodwill and/or other intangibles. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.
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

Leidos Holdings, Inc. Annual Report - 31

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
We design, develop, manufacture, sell, service and maintain various inspection systems and related integration and automation systems that are designed to assist in the detection of bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Such systems utilize software algorithms to interpret data produced by the system and to signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Many of these systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle or other vessel. Others signal to the operator that further investigation is required. In either case, the training, reliability and competence of the customer's operator are crucial to the detection of suspicious items. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was in fact present, resulting in significant damage, we could become the subject of significant product liability claims.
There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability or other claims against us. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could have a material adverse effect on our business.
Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
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

Leidos Holdings, Inc. Annual Report - 32

PART I

In some circumstances we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred.
We face risks associated with our international business.
Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include:
•failure to comply with U.S. government and foreign laws and regulations applicable to international business, employment, privacy, data protection, information security or data transfer, could have an adverse impact on our business with the U.S. government and could expose us to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil or criminal penalties;
•U.S. and foreign government import and export control requirements and regulations, including International Traffic in Arms Regulations and the anti-boycott provisions of the U.S. Export Administration Act, technology transfer restrictions and other administrative, legislative or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries;
•increased risk for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits;
•international transactions can involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies, longer payment cycles, any delay or failure to collect amounts due to us and differing legal systems;
•we provide services and products in support of U.S. government and other customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, damage or destruction of property or inability to meet our contractual obligations; and
•volatility in non-U.S. political and economic environments, including by way of examples, the potential effects of COVID-19 and the U.K.'s departure from the EU.
In addition, we are subject to laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Our failure to comply with these laws might subject us to civil and criminal penalties that might have a materially adverse impact on our business operations and our financial position or results of operations.
Although our international operations have historically generated a small proportion of our revenues, we are seeking to grow our international business, in which case these regulatory, geopolitical and other factors may have a greater impact on our business in the future and could adversely affect our business.
We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately obtain, maintain, protect and enforce our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect and, despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to obtain, copy, use or disclose our intellectual property or other proprietary information or technology without our authorization. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, service providers, suppliers, subcontractors and customers, and we generally attempt to limit access to and distribution of our proprietary information. Although our employees and contractors are subject to confidentiality obligations and use restrictions, this protection may be inadequate to deter or prevent them from infringing, misappropriating or otherwise violating our confidential information, technology or other intellectual property or proprietary rights. Furthermore, non-disclosure provisions can be difficult to enforce and, even if successfully enforced, may not be entirely effective.
Leidos Holdings, Inc. Annual Report - 33

PART I

We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. We may be required to expend significant resources and efforts to monitor and protect our intellectual property and other proprietary rights, and we may conclude that, in at least some instances, the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation or other violations of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights, but outcomes in any such litigation can be difficult to predict. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. If we are unable to detect or prevent third parties from infringing, misappropriating or otherwise violating our rights in our patents, copyrights, trademarks, trade secrets or other proprietary rights or information, our competitive position could be adversely affected.
In addition, in connection with our performance of services for the U.S. government, the U.S. government has certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which means that the U.S. government may disclose or license our information to third parties, including, in some instances, our competitors. Any exercise by the U.S. government of such rights could have an adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and could limit our ability to use certain technologies, which would result in substantial harm to our business and operating results.
In recent years, there has been significant litigation involving intellectual property rights in technology industries. In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers, or we may face allegations, with or without merit, that we or our service providers, suppliers, subcontractors or customers have infringed, misappropriated or otherwise violated the intellectual property rights of others. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims also could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party's intellectual property rights. In addition, our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. Besides the expense of defending such claims, and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations also could have adverse effects on our relationship with that customer and other existing customers and new customers, any of which could harm our business, financial condition and results of operations.
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

Leidos Holdings, Inc. Annual Report - 34

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
Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:
•Our certificate of incorporation contains a provision that mergers and certain other business combinations between us and a related person be approved by the holders of a majority of the voting power of such securities that are not owned by the related person, unless approved by a majority of continuing directors or certain other exceptions.
•Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock are limited in their ability to take certain actions other than in connection with its annual stockholders' meeting or a special meeting called at the request of qualified stockholders as provided in our certificate of incorporation and bylaws.
•Our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of January 1, 2021, we conducted our operations in 367 locations in 39 states, the District of Columbia and various foreign countries. We occupy approximately 8.4 million square feet of floor space. Of this amount, we own approximately 1.2 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.3 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of January 1, 2021, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Huntsville, Alabama	7	801,000	90.7
Columbia, Maryland	1	95,000	7.3
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
Decatur, Alabama	1	50,000	5.0
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments.
Leidos Holdings, Inc. Annual Report - 35

PART I

Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in "Note 24—Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 24—Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of the names and ages (as of February 23, 2021) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	64	Mr. Krone is Chairman and Chief Executive Officer of Leidos. He joined Leidos as CEO in July 2014. Mr. Krone has held leadership roles at some of the most prominent organizations in aerospace for nearly 40 years, including The Boeing Company, McDonnell Douglas Corp. and General Dynamics. He is a member of the Georgia Tech Foundation Board of Trustees, WETA Public Television and Radio in Washington board, the Greater Washington Urban League chapter board, the Business Roundtable and the Aircraft Owners and Pilots Association Foundation’s Board of Advisors. He serves as the chair of the Professional Services Council, and is a member of the Executive Committee of the Aerospace Industries Association.
James C. Reagan	62	Mr. Reagan has served as Executive Vice President and Chief Financial Officer since July 2015. Prior to joining Leidos, from 2012 to 2015, Mr. Reagan served as Senior Vice President and Chief Financial Officer of Vencore, Inc. (formerly The SI Organization, Inc.), a provider of information solutions and engineering and analysis services to the U.S. Intelligence Community, DoD and federal and civilian agencies. From 2011 to 2012, Mr. Reagan was Executive Vice President and Chief Financial Officer of PAE, Inc., a provider of mission support services to the U.S. government. Mr. Reagan is a Certified Public Accountant.
Christopher R. Cage	49	Mr. Cage has served as Senior Vice President, Chief Accounting Officer and Corporate Controller since June 2019. He has served in several capacities throughout his 20-year tenure with Leidos, including Chief Financial Officer for the Health Group and, most recently, as Senior Vice President for Financial Planning and Analysis.
Paul O. Engola	49	Mr. Engola has served as Executive Vice President and Chief Human Resources Officer and Head of Business Partnerships since January 2019, and before that, as Chief Administrative Officer and Deputy President, Defense and Intelligence Group. Prior to joining Leidos, Mr. Engola served Lockheed Martin Corporation for more than 10 years, most recently as Vice President, Transportation & Financial Solutions in their former Information Systems & Global Solutions business.
Gerard A. Fasano	55	Mr. Fasano has served as Group President for our Defense Group since October 2018, and before that, as Chief Business Development Strategy Officer. Mr. Fasano led the separation from Lockheed Martin and the integration of the Information Systems & Global Solutions Business into Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years.
Leidos Holdings, Inc. Annual Report - 36

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Jerald S. Howe, Jr.	65	Mr. Howe has served as Executive Vice President and General Counsel since July 2017. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, where he served in the firm’s litigation, government contracts, mergers and acquisitions and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military and homeland defense agencies.
David A. King	59	Mr. King has served as Chief Executive Officer of Dynetics, Inc. since 2015. In February 2020, following Leidos' acquisition of Dynetics, Mr. King was elected as a Group President of Leidos with responsibility for the Dynetics business. Mr. King previously served as the Executive Vice President for special programs and President of Dynetics. Prior to joining Dynetics, he spent 25 years with NASA, as Space Shuttle Launch Director and Director of Shuttle Processing, and most recently as the Center Director of NASA Marshall Space Flight Center.
James R. Moos	51	Mr. Moos has served as Group President for our Civil Group since February 2020. He previously served as Senior Vice President and Acting Group President for the Civil Group since October 2019, and before that, as Deputy President and Chief Operations Officer for the Civil Group. Prior to that, Mr. Moos has served Leidos for over 20 years in several capacities, including Senior Vice President and General Manager of Leidos' former Engineering Solutions Group.
Elizabeth A. Porter	50
Ms. Porter has served as Group President for our Health Group since August 2020 and, before that, as Acting Group President for the Health Group since March 2019. She previously served as Senior Vice President and Operation Manager for Leidos’ Federal Energy and Environment business. Prior to that role, Ms. Porter served as the Department of Defense Information Networks & Mission Partner Program Director. Prior to joining Leidos, Ms. Porter served Lockheed Martin Corporation for over 20 years in several capacities, most recently as Director of Energy Initiatives, Corporate Engineering & Technology.

Mary V. Schmanske	58	Ms. Schmanske has served as Group President for our Intelligence Group since October 2018, and before that, as Chief Administrative Officer and Deputy President and Chief Operations Officer for our Health Group. Prior to joining Leidos, Ms. Schmanske served Lockheed Martin Corporation in several capacities, most recently as Vice President of Operations for programs under strategic review, Civil, Defense & Intelligence Solutions.

Leidos Holdings, Inc. Annual Report - 37

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS."
Holders of Common Stock
As of February 15, 2021, there were approximately 21,088 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2020 and 2019, we declared and paid quarterly dividends totaling $1.36 and $1.32 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through January 1, 2021 to two indices: (i) the Standard & Poor's 500 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 31, 2015, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.

Leidos Total Shareholder Return vs. S&P 500 Composite and S&P 500 IT Services Indices

300
250
200
150
100
50
0
Index Value

	12/31/2015	12/30/2016	12/29/2017	12/28/2018	1/3/2020	12/31/2020
Leidos Stock Price	100	127	163	135	261	280
S&P 500 Composite Index	100	112	136	129	172	203
S&P 500 IT Services IT - Svcs Index	100	110	145	150	214	261

Leidos Holdings, Inc. Annual Report - 38

PART II

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
The following table presents repurchases of Leidos common stock during the quarter ended January 1, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2020 - October 31, 2020	—	$—	—	7,696,108
November 1, 2020 - November 30, 2020	—	—	—	7,696,108
December 1, 2020 - December 31, 2020	638,626	105.36	638,200	7,057,908
January 1, 2021	—	—	—	7,057,908
Total	638,626	$105.36	638,200
(1)The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 6. Selected Financial Data
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of selected financial data included within this Annual Report on Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations and quantitative and qualitative disclosures about business environment and trends and market risk should be read in conjunction with the consolidated financial statements and related notes.
Unless indicated otherwise, references in this report to “we,” “us” and “our” refer collectively to Leidos and its consolidated subsidiaries.
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, initiatives, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans and our ability to recover certain costs through the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus pandemic ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors (see “Forward-Looking Statement Risks” within this Annual Report on Form 10-K). Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors" and "Business Environment and Trends.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

Leidos Holdings, Inc. Annual Report - 39

PART II

Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, homeland security, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core competencies: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies as well as foreign government agencies. Less than 10% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Prior year segment results have been recast to reflect this change.
For additional information regarding our reportable segments, see “Business” in Part I and "Note 23—Business Segments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our significant initiatives include the following:
•achieving annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into higher growth markets;
•increasing headcount and internal direct labor content on our contract portfolio;
•continued improvement in our back office infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and
•disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2020, revenues increased $1.2 billion, or 11%, compared to fiscal 2019, primarily due to revenues related to the acquisitions of Dynetics, Inc. ("Dynetics") and L3Harris Technologies' security detection and automation businesses ("the SD&A Businesses"), program wins and a net increase in volumes on certain programs. This was partially offset by the completion of certain contracts, negative impacts on certain contracts due to COVID-19 and the impact of the sale of our commercial cybersecurity and health staff augmentation businesses in the prior year. For fiscal 2019, revenues increased $900 million, or 9%, compared to fiscal 2018, primarily due to program wins and a net increase in program volumes, partially offset by programs ended and the impact of the sale of our commercial cybersecurity and health staff augmentation businesses. See "Results of Operations" below for discussion of our individual segment results.
Operating Expenses and Income Trend. For fiscal 2020, operating expenses increased by $1.1 billion, or 11%, compared to fiscal 2019. Operating margin for fiscal 2020 was 8.1% compared to 8.2% for fiscal 2019. Operating income was $998 million, an $86 million increase compared to fiscal 2019. The increase in operating income was primarily attributable to program wins, income related to the acquisitions of Dynetics and the SD&A Businesses and a net gain recognized upon the receipt of proceeds related to the VirnetX, Inc. ("VirnetX") legal matter. This was partially offset by negative impacts on certain contracts due to COVID-19, a net gain recognized in the prior year upon the receipt of the Greek arbitration award and increases in acquisition and integration costs and amortization expenses primarily associated with our current year acquisitions.
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
Leidos Holdings, Inc. Annual Report - 40

PART II

From a macroeconomic perspective, our industry is under general competitive pressures associated with spending from our largest customer, the U.S. government, and requires a high level of cost management focus to allow us to remain competitive. Although the Administration has not indicated a desire to reduce spending in the defense and homeland security sectors, the likelihood, extent and duration of current spending levels in these areas remains unclear. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
COVID-19
The COVID-19 pandemic is affecting major economic and financial markets, and effectively all industries and governments are facing challenges, which has resulted in a period of business disruption, the length and severity of which cannot be predicted. The pandemic has resulted in significant travel restrictions, government orders to “shelter-in-place”, quarantine restrictions and significant disruption of the financial markets. We have acted to protect the health and safety of our employees, comply with workplace health and safety regulations and work with our customers to minimize disruptions. The pandemic has impacted each of our groups, primarily in access to customer sites, travel restrictions, limitations of remote work and COVID-19 related costs.
Consistent with federal, state and local guidance, we perform work that is essential to support the critical infrastructure of the United States, the Defense Industrial Base and healthcare sector, and we continue to operate in support of our customers. We have taken steps to support increased teleworking and safe workplace environments. We have some minor business operations that are not designated as critical infrastructure and therefore have been required to operate in minimal conditions.
For fiscal 2020, COVID-19 adversely impacted revenues by approximately $198 million and impacted operating income by approximately $96 million as compared to prior year results. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution and efficacy of vaccines, all of which are uncertain and cannot be predicted. While we have been able to make some recoveries, the ultimate timing and amount of recoveries remain uncertain as they will depend on a range of government actions, including each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, including the availability of funds. As a result of Congress passing government fiscal year ("GFY") 2021 appropriations, the relief from the CARES Act has been extended until March 31, 2021.
We have experienced delays, and expect to continue experiencing delays, on certain contracts as a result of standby leave absences, which has caused a portion of our contracts to be less profitable. Within our Health segment we saw recoveries in the fourth quarter of fiscal 2020 and continue to expect to see further recoveries in fiscal 2021. Our Defense Solutions reportable segment experienced less of a negative impact in the fourth quarter of fiscal 2020 than in previous quarters. We also experienced lower indirect expenditures for fiscal 2020 as a result of COVID-19 which partially offset the operating income impact on our programs. We are seeking reimbursement of some of the COVID-19 related costs under our U.S. government contracts through a combination of equitable adjustments to the contract prices and reimbursement of the costs under Section 3610, which allows, but does not require, federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel. Reimbursement of any costs under Section 3610 increases sales, but does not include a profit or fee and has the effect of reducing our margins. Standby cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors authorized by the CARES Act, which could reduce funds available for recovery of these costs or for other U.S. government defense priorities.
The CARES Act also enabled us to defer payment of the employer portion of social security taxes. As of January 1, 2021, we deferred $123 million of employer social security tax payments and received $12 million from the Employee Retention Credit.
We have taken measures to protect the health and well-being of our workforce and are working with our customers to minimize the delay and disruption of the award and performance on our contracts. Many of our employees continue to work remotely while our offices remain open with limited capacity.
Leidos Holdings, Inc. Annual Report - 41

PART II

Business Environment and Trends
U.S. Government Markets
In fiscal 2020, we generated approximately 87% of our total revenues from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% of our total revenues for fiscal 2020. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On February 10, 2020, the President submitted the GFY 2021 budget proposal to Congress, which included discretionary spending levels for defense and non-defense programs of $741 billion and $590 billion, respectively. Shortly after the budget release, Congress and the Administration shifted their collective attention to mitigating the impact of COVID-19.
Prior to the beginning of GFY 2021, Congress passed a continuing resolution ("CR") that was enacted on October 1, 2020 to provide temporary funding for government operations at GFY 2020 enacted levels until December 11, 2020. A series of short-term CRs were subsequently passed to extend temporary funding until the passage of GFY 2021 appropriations. On December 20, 2020, Congress reached agreement on a comprehensive GFY 2021 Appropriations Package, and on December 27, 2020, the President signed the $1.4 trillion appropriations deal.
With the enactment of GFY 2021 spending levels, attention now turns to additional COVID-19 relief. Immediately following that effort will be submission of a GFY 2021 supplemental aimed at economic recovery. Completing action on these proposals may delay the President's GFY 2022 budget request, which is not expected to be submitted to Congress until late April or early May.
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
International Markets
Sales to customers in international markets represented 8% of total revenues for fiscal 2020. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
Leidos Holdings, Inc. Annual Report - 42

PART II

Results of Operations
Our results of operations for the periods presented were as follows:

	Year Ended			2020 to 2019		2019 to 2018
	January 1, 2021	January 3, 2020	December 28, 2018	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$12,297	$11,094	$10,194	$1,203	11%	$900	9%
Cost of revenues	10,560	9,546	8,690	1,014	11%	856	10%
Selling, general and administrative expenses	770	689	729	81	12%	(40)	(5)%
Bad debt expense and recoveries	(68)	(40)	—	(28)	70%	(40)	(100)%
Acquisition, integration and restructuring costs	39	5	37	34	NM	(32)	(86)%
Asset impairment charges	12	—	7	12	100%	(7)	(100)%
Equity earnings of non-consolidated subsidiaries	(14)	(18)	(18)	4	(22)%	—	—%
Operating income	998	912	749	86	9%	163	22%
Non-operating expense, net	(217)	(46)	(139)	(171)	NM	93	(67)%
Income before income taxes	781	866	610	(85)	(10)%	256	42%
Income tax expense	(152)	(196)	(28)	44	(22)%	(168)	NM
Net income	629	670	582	(41)	(6)%	88	15%
Less: net income attributable to non-controlling interest	1	3	1	(2)	(67)%	2	200%
Net income attributable to Leidos common stockholders	$628	$667	$581	$(39)	(6)%	$86	15%
Operating income margin	8.1%	8.2%	7.3%
NM - Not meaningful
Segment and Corporate Results

	Year Ended			2020 to 2019		2019 to 2018
Defense Solutions	January 1, 2021	January 3, 2020	December 28, 2018	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$7,341	$6,300	$5,778	$1,041	17%	$522	9%
Operating income	506	471	402	35	7%	69	17%
Operating income margin	6.9%	7.5%	7.0%
The increase in revenues for fiscal 2020 as compared to fiscal 2019 was primarily attributable to $937 million of revenues related to the acquisition of Dynetics, program wins and a net increase in materials volume on certain programs. This was partially offset by the completion of certain contracts and approximately $51 million of negative impacts from reduced volume on certain contracts due to COVID-19.
Leidos Holdings, Inc. Annual Report - 43

PART II

The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to new awards and a net increase in program volumes, partially offset by the completion of certain contracts and adverse exchange rate movements in the Australian dollar and British pound when compared to the U.S. dollar.
The increase in operating income for fiscal 2020 as compared to fiscal 2019 was primarily attributable to income related to the acquisition of Dynetics, program wins and lower indirect expenditures. This was partially offset by a net decrease in volumes on certain programs, including approximately $28 million of negative impacts on certain contracts due to COVID-19, and higher amortization of intangible assets related to the acquisition of Dynetics.
The increase in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to new awards, favorable program mix and the release of a contract reserve.

	Year Ended			2020 to 2019		2019 to 2018
Civil	January 1, 2021	January 3, 2020	December 28, 2018	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,994	$2,796	$2,599	$198	7%	$197	8%
Operating income	280	231	235	49	21%	(4)	(2)%
Operating income margin	9.4%	8.3%	9.0%
The increase in revenues for fiscal 2020 as compared to fiscal 2019 was primarily attributable to $243 million of revenues related to the acquisition of the SD&A Businesses and program wins. This was partially offset by the completion of certain contracts and approximately $65 million of negative impacts from reduced volume on certain contracts due to COVID-19.
The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to a net increase in program volumes and new awards, partially offset by the impact of the sale of our commercial cybersecurity business of $74 million, the completion of certain contracts and lower net profit write-ups in the current year.
The increase in operating income for fiscal 2020 as compared to fiscal 2019 was primarily attributable to program wins, a decrease in bad debt expense and lower indirect expenditures, partially offset by the completion of certain contracts.
The decrease in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to lower net profit write-ups in fiscal 2019 and a net increase in bad debt expense on certain international contracts, partially offset by lower amortization of intangibles of $18 million, a net increase in program volumes and the impact of the sale of our commercial cybersecurity business of $7 million.

	Year Ended			2020 to 2019		2019 to 2018
Health	January 1, 2021	January 3, 2020	December 28, 2018	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,962	$1,998	$1,817	$(36)	(2)%	$181	10%
Operating income	235	242	230	(7)	(3)%	12	5%
Operating income margin	12.0%	12.1%	12.7%
The decrease in revenues for fiscal 2020 as compared to fiscal 2019 was primarily attributable to approximately $82 million related to the timing of program execution due to COVID-19, a $73 million impact from the sale of our health staff augmentation business in the prior year and the completion of certain contracts. This was partially offset by a net increase in volumes on certain programs, program wins and a $21 million impact from our acquisition of IMX Medical Management Services, Inc. ("IMX") in the prior year.
The increase in revenues for fiscal 2019 as compared to fiscal 2018 was primarily attributable to a net increase in program volumes, new awards and $18 million from our acquisition of IMX, partially offset by the completion of certain contracts and the impact of the sale of our health staff augmentation business of $78 million.
Leidos Holdings, Inc. Annual Report - 44

PART II

The decrease in operating income for fiscal 2020 as compared to fiscal 2019 was primarily attributable to approximately $67 million of negative impacts from reduced volume on certain managed service contracts with fixed cost infrastructures that were impacted by COVID-19. This was partially offset by a net increase in volumes on certain programs and a $9 million impact from the sale of our health staff augmentation business in the prior year.
The increase in operating income for fiscal 2019 as compared to fiscal 2018 was primarily attributable to a net increase in program volumes, partially offset by reduced margins on awarded re-compete contracts.

	Year Ended			2020 to 2019		2019 to 2018
Corporate	January 1, 2021	January 3, 2020	December 28, 2018	Dollar change	Percent change	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(23)	$(32)	$(118)	$9	(28)%	$86	(73)%
The decrease in operating loss for fiscal 2020 as compared to fiscal 2019 was primarily attributable to an $81 million net gain recognized upon the receipt of proceeds related to the VirnetX legal matter and reduced indirect expenses due to COVID-19. This was partially offset by a $52 million net gain recognized in the prior year upon the receipt of the Greek arbitration award and a $29 million increase in acquisition, integration and restructuring costs primarily associated with the acquisitions of Dynetics and the SD&A Businesses.
The decrease in operating loss for fiscal 2019 as compared to fiscal 2018 was primarily attributable to the $52 million net gain recognized upon the receipt of the Greek arbitration award, lower acquisition, integration and restructuring costs of $32 million and an asset impairment charge of $7 million in the prior year.
Equity earnings of non-consolidated subsidiaries
We have certain non-controlling ownership interests in equity method investments. For fiscal 2020, 2019 and 2018, we recorded earnings of $16 million, $29 million and $28 million, respectively, from our equity method investments, partially offset by amortization of $2 million, $11 million and $10 million, respectively.
Non-Operating Expense, Net
Non-operating expense, net increased $171 million for fiscal 2020 as compared to fiscal 2019, primarily due to the $88 million gain recognized on the sale of our commercial cybersecurity business in the prior year, $36 million of debt discount and deferred financing costs written off and higher interest expense associated with increases in our long-term debt related to the financing of the acquisitions of Dynetics and the SD&A Businesses.
Non-operating expense, net decreased $93 million for fiscal 2019 as compared to fiscal 2018, primarily due to the $88 million gain recognized on the sale of our commercial cybersecurity business.
Provision for Income Taxes
Our effective tax rate was 19.5%, 22.6% and 4.6% in fiscal 2020, 2019 and 2018, respectively. The effective tax rate for fiscal 2020 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions, partially offset by taxes related to foreign operations.
The effective tax rate for fiscal 2019 was favorably impacted primarily by excess tax benefits related to employee stock-based payment transactions and federal research tax credits, partially offset by an increase in valuation allowances arising from foreign withholding tax and an increase in taxes related to the sale of the commercial cybersecurity business.
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
Leidos Holdings, Inc. Annual Report - 45

PART II

Non-controlling Interest
We have an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which is anticipated to end in early fiscal 2021. We also have a 53% controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. We include the financial results for MSA and HMIS in our consolidated financial statements. Net income attributable to non-controlling interest was $1 million for fiscal 2020 and 2018 and $3 million for fiscal 2019.
Bookings and Backlog
We had net bookings of $17.8 billion and $14.5 billion during fiscal 2020 and 2019, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts. We segregate our backlog into two categories as follows:
•Funded Backlog. Funded backlog for contracts with the U.S. government represents the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Funded backlog for contracts with non-U.S. government entities and commercial customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on the contracts.
•Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from contracts for which funding has not been appropriated and unexercised priced contract options. Negotiated unfunded backlog does not include unexercised option periods and future potential task orders expected to be awarded under IDIQ, GSA Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
The estimated value of our total backlog for the periods presented was as follows:

	January 1, 2021	January 3, 2020
	(in millions)
Defense Solutions:
Funded backlog	$3,710	$3,063
Negotiated unfunded backlog	14,721	11,974
Total Defense Solutions backlog	$18,431	$15,037
Civil:
Funded backlog	$1,398	$1,267
Negotiated unfunded backlog	7,051	2,978
Total Civil backlog	$8,449	$4,245
Health:
Funded backlog	$1,486	$1,083
Negotiated unfunded backlog	3,546	3,725
Total Health backlog	$5,032	$4,808
Total:
Funded backlog	$6,594	$5,413
Negotiated unfunded backlog	25,318	18,677
Total backlog	$31,912	$24,090
Leidos Holdings, Inc. Annual Report - 46

PART II

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

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
Cost-reimbursement and fixed-price-incentive-fee	51%	54%	54%
Firm-fixed-price	36%	33%	31%
Time-and-materials and fixed-price-level-of-effort	13%	13%	15%
Total	100%	100%	100%

Liquidity and Capital Resources
Overview of Liquidity
As of January 1, 2021, we had $524 million in cash and cash equivalents. In January 2020, we entered into an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. This new credit facility replaced the previous secured credit facility with the same borrowing capacity. During fiscal 2020 and 2019, there were no borrowings outstanding under the credit facilities and we were in compliance with the related financial covenants.
At January 1, 2021 and January 3, 2020, we had outstanding debt of $4.7 billion and $3.0 billion, respectively. In January 2020, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility"). We used the proceeds of the Term Loan Facility and cash on hand to repay in full all indebtedness, and terminate all commitments, under, and discharge and release all guarantees and liens existing in connection with the credit agreements entered into in August 2016.
Additionally, on January 17, 2020, we entered into a Bridge Credit Agreement with certain financial institutions, which provided for a senior unsecured 364-day bridge loan facility in an aggregate amount of $1.25 billion (the "Bridge Facility"). We used the proceeds of the Bridge Facility and cash on hand to fund the purchase of Dynetics.
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
Leidos Holdings, Inc. Annual Report - 47

PART II

On May 12, 2020, we issued and sold $500 million senior notes maturing in May 2023, $500 million senior notes maturing in May 2025 and $750 million senior notes maturing in May 2030 (collectively, the "Notes"). The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees under the Bridge Credit Agreement and to repay a portion of the outstanding loans under the Facility.
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
On October 8, 2020, we issued and sold $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in February 2031 (the "2031 Notes"). The proceeds from the 2031 Notes were used for general corporate purposes, including to repay all of the outstanding obligations in respect of principal, interest and fees under the 364-day Term Loan and to repay a portion of the outstanding loans under the five-year Term Loan Facility.
See "Note 15—Debt" for further details regarding the debt transactions noted above.
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $731 million, $80 million, and $59 million during fiscal 2020, 2019 and 2018, respectively. This activity included required principal payments on our term loans of $72 million, $69 million and $46 million during fiscal 2020, 2019 and 2018, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our August 2016 credit agreements. The notes outstanding as of January 1, 2021, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of January 1, 2021.
We paid dividends of $196 million for fiscal 2020 and $198 million for fiscal 2019 and 2018.
During fiscal 2020, we sold $1,866 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $1,864 million (see "Note 22—Supplementary Cash Flow Information and Restricted Cash").
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
During fiscal 2020, 2019 and 2018, we made open market repurchases of our common stock for an aggregate purchase price of $67 million, $25 million and $167 million, respectively.
Additionally, during fiscal 2019 and 2018, we entered into ASR agreements with a financial institution, whereby we paid an aggregate of $400 million and $250 million, respectively, and received approximately 6 million and 4 million shares, respectively, of Leidos outstanding shares (see "Note 18—Earnings Per Share" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The purchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
COVID-19 has negatively impacted the financial markets and may impact our liquidity; we will continue to assess our liquidity needs as the pandemic and efforts to deploy vaccines evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings from our revolving credit facility.
Leidos Holdings, Inc. Annual Report - 48

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Net cash provided by operating activities	$1,334	$992	$768
Net cash (used in) provided by investing activities	(2,815)	65	(114)
Net cash provided by (used in) financing activities	1,451	(709)	(707)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30)	$348	$(53)
Net cash provided by operating activities increased $342 million for fiscal 2020 as compared to fiscal 2019. The increase was primarily due to the timing of payroll payments, including the deferral of $123 million of tax payments under the CARES Act, and the receipt of $85 million of proceeds related to the VirnetX legal matter.
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
Net cash used in investing activities increased $2,880 million for fiscal 2020 as compared to fiscal 2019. The increase was primarily due to $2,655 million of net cash paid related to the acquisitions of Dynetics and the SD&A Businesses, $178 million received in the prior year for the disposition of our commercial cybersecurity and health staff augmentation businesses, $96 million of proceeds received for the sale of real estate properties in the prior year and higher purchases of equipment and leasehold improvements associated with our new global headquarters. This was partially offset by $94 million of cash paid related to the acquisition of IMX in the prior year.
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
Net cash provided by financing activities increased $2,160 million for fiscal 2020 as compared to fiscal 2019. The increase was primarily due to $7,225 million of proceeds received related to the refinancing and the issuance of new debt and higher stock repurchases in the prior year. This was partially offset by $4,925 million of principal repayments of outstanding debt and the retirement of the $450 million senior notes in the current year.
Net cash used in financing activities increased $2 million for fiscal 2019 as compared to fiscal 2018. The increase was primarily due to the timing of debt payments and higher stock repurchases, partially offset by $23 million of cash paid related to a tax indemnification in the prior year and the timing of issuances of stock.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 25—Commitments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Leidos Holdings, Inc. Annual Report - 49

PART II

Contractual Obligations
The following table summarizes, as of January 1, 2021, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Total	2021	2022	2023	2024	2025	2026 and thereafter
	(in millions)
Contractual obligations(1):
Long-term debt (including current portion)(2)	$6,115	$244	$245	$807	$335	$1,454	$3,030
Operating lease obligations	790	148	126	108	94	69	245
Finance lease obligations	11	6	2	2	—	—	1
Other long-term liabilities(3)	262	9	71	9	9	110	54
Total contractual obligations	$7,178	$407	$444	$926	$438	$1,633	$3,330
(1)We have excluded purchase orders for services or products to be delivered pursuant to U.S. government contracts for which we are entitled to full recourse under normal contract termination clauses.
(2)Includes total interest payments on our outstanding debt. Interest payments represent $146 million, $148 million, $139 million, $142 million and $105 million of the balance for fiscal 2021, 2022, 2023, 2024 and 2025, respectively, and $651 million for fiscal 2026 and thereafter. The total interest payments on our outstanding term loan debt are calculated based on the stated variable rates of the notes as of January 1, 2021. The total interest payments on our outstanding senior unsecured notes are calculated based on the stated fixed rates.
(3)Other long-term liabilities were allocated by fiscal year as follows: liabilities under deferred compensation arrangements are based upon the average annual payments in prior years upon termination of employment by participants and other liabilities are based on the fiscal year that the liabilities are expected to be realized. The table above does not include income tax liabilities for uncertain tax positions of $4 million and $1 million of other tax liabilities, as we are not able to reasonably estimate the timing of payments in individual years due to uncertainties in the timing of audit outcomes and when settlements will become due. There is no obligation included for our foreign defined benefit pension plan, as the plan is overfunded as of January 1, 2021. For a discussion of potential changes in these pension obligations, see "Note 21—Retirement Plans" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Guarantors and Issuers of Guaranteed Securities
Leidos, Inc. has fully and unconditionally guaranteed the obligations of Leidos under its $300 million notes due December 2040. Leidos has fully and unconditionally guaranteed the obligations of Leidos, Inc. under its $300 million notes due July 2033, $250 million notes due July 2032, the Notes and the 2031 Notes. The underlying subsidiaries of Leidos and Leidos Inc. do not guarantee these obligations.
We have entered into registration rights agreements, pursuant to which we agreed to use reasonable best efforts to file registration statements to permit the exchange of the Notes and the 2031 Notes and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the Notes and 2031 Notes and related guarantees under certain circumstances. See "Note 15—Debt" for further details.
Leidos Holdings, Inc. Annual Report - 50

PART II

Summarized financial information for Leidos and Leidos Inc., net of eliminations, for the year ended January 1, 2021 was as follows (in millions):
Balance Sheet

Total current assets	$1,940
Goodwill	4,080
Investments in consolidated subsidiaries	4,254
Other long-term assets	1,419
$11,693

Total current liabilities	$2,001
Long-term debt, net of current portion	4,642
Intercompany payables	1,115
Other long-term liabilities	858
Total liabilities	8,616
Total equity	3,077
$11,693
Income Statement

Revenues, net	$8,736
Operating income	653
Net income	290
Net income attributable to Leidos common stockholders	290

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 12—Leases," "Note 24—Contingencies" and "Note 25—Commitments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
•Revenue Recognition
•Goodwill and Intangible Assets
•Income Taxes
Leidos Holdings, Inc. Annual Report - 51

PART II

Revenue Recognition
Our revenues from contracts with customers are from offerings including digital modernization, cyber operations, mission software systems, integrated systems and mission operations, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and commercial customers.
We perform under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts.
To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an IDIQ award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. Any taxes collected or imposed when determining the transaction price are excluded.
Certain cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that we expect to be entitled to, based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
We allocate the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of the performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, prices from other standalone sales are used. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.

Leidos Holdings, Inc. Annual Report - 52

PART II

We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the promised services are performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based contracts are recognized when incurred (generally on a straight-line basis) over the contract term. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession and legal title.
On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE and CPFF, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, do not have inventory risk and do not have discretion in establishing the price for the goods or service, we recognize revenue on a net basis.
Goodwill and Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date.
Goodwill and intangible assets, net collectively represent 60% and 58% of our total assets as of January 1, 2021 and January 3, 2020, respectively.
Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During fiscal 2020 and 2019, we had seven and six reporting units, respectively, for the purpose of testing goodwill for impairment.
Estimating the fair value of a reporting unit and intangibles requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. In some cases, we use discounted cash flow analyses, which are based on estimates of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting units and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Leidos Holdings, Inc. Annual Report - 53

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
Debt and derivatives
At January 1, 2021 and January 3, 2020, we had $4.7 billion and $3.0 billion, respectively, of long-term debt, which included $1.4 billion and $1.9 billion, respectively, related to our senior unsecured term loans that have a variable stated interest rate that is determined based on the London Interbank Offered Rate ("LIBOR") rate plus a margin. As a result, we may experience fluctuations in interest expense.
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan ("Variable Rate Loan"). Under the terms of the interest rate swap agreements, we receive variable interest payments based on the one-month LIBOR rate and pay interest at a fixed rate. During fiscal 2018, we terminated our existing interest rate swaps and entered into new interest rate swap agreements, which mature in August 2025 and have a fixed interest rate of 3.00%, to hedge the cash flows of $1.5 billion of our Variable Rate Loan. As of January 1, 2021, the notional value of the interest rate swap agreements was $1.1 billion. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. As of January 1, 2021, and January 3, 2020, the fair value of our interest rate swap agreements with respect to our Variable Rate Loan was a liability of $103 million and $75 million, respectively.
Leidos Holdings, Inc. Annual Report - 54

PART II

The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. The net hypothetical 10% movement in the one-month LIBOR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see "Note 14—Derivative Instruments" and "Note 15—Debt," respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Cash and Cash Equivalents
As of January 1, 2021, and January 3, 2020, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2020 and fiscal 2019, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 8% of total revenues for fiscal 2020 and 2019 and 9% of total revenues for fiscal 2018.
Leidos Holdings, Inc. Annual Report - 55

PART II

Item 8. Financial Statements and Supplementary Data

LEIDOS HOLDINGS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the fiscal years ended January 1, 2021, January 3, 2020, and December 28, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for the fiscal years ended January 1, 2021, January 3, 2020, and December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
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
Leidos Holdings, Inc. Annual Report - 57

On firm-fixed-price (FFP) contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation.
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
•We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs for identified performance obligations.
•We tested recorded revenue using a combination of analytical procedures and detailed contract testing.
•For a selection of contracts we performed elements of the following for each contract:
◦Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles, by:
▪Inspecting the executed contract to verify that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
▪Evaluating the contract within the context of the five-step model prescribed by ASC 606 and that management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is acting as principal in the fulfillment of the identified performance obligations.
▪Involving industry experts in evaluating the appropriateness of management’s conclusions.
◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We analyzed cumulative adjustments recorded during the year and tested a sample to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

Leidos Holdings, Inc. Annual Report - 58

Acquisitions – Valuation of Intangible Assets Acquired— Refer to Note 6 to the financial statements
Critical Audit Matter Description
As described in Note 6 of the consolidated financial statements, the Company completed two business acquisitions during the fiscal year ended January 1, 2021. On January 31, 2020 the Company acquired Dynetics, Inc. (“Dynetics”) for a purchase price of $1.6 billion, and on May 4, 2020, the Company acquired the Security Detection & Automation (“SD&A”) businesses from L3Harris Technologies for a purchase price of $1.0 billion. The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which primarily included $485 million of program-related intangible assets acquired in the Dynetics acquisition, as well as $141 million, $48 million, $73 million and $92 million of programs, customer relations, technology and in process research and development intangible assets, respectively, acquired in the SD&A acquisition.
The fair value of the intangible assets was determined based on estimates and judgments, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. In some cases, the Company used discounted cash flow analyses, which were based on estimates of future sales, earnings and cash flows after considering such factors as general market conditions, customer budgets, existing and future orders, changes in working capital, long term business plans and recent operating performance. These estimates and judgments are forward-looking and could be affected by future economic and market conditions. Given the judgments necessary to audit such accounting conclusions, the estimates required extensive audit effort due to the uncertainty associated with future events and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of intangible assets included the following, among others:
•We obtained and read the executed purchase agreements.
•We tested the effectiveness of controls over the management’s process for identifying and determining the fair value of the acquired intangible assets.
•We tested the completeness and accuracy of the underlying data used in the fair value models which included inspecting contractual documents, comparing projected cash flows to both historical actuals and industry data, and inquiring of program management.
•We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and significant valuation assumptions included in the fair value estimates, including the discount rate and revenue growth rate applied to future cash flows.
•We performed a sensitivity analyses over assumptions used in the model, to evaluate the risk associated with a change in the fair value of the intangible assets resulting from changes in the assumptions.
•We compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses, and to other relevant factors including benchmark data.
•We evaluated the adequacy of the Company’s disclosures related to these acquisitions.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 23, 2021
We have served as the Company's auditor since fiscal 2000.
Leidos Holdings, Inc. Annual Report - 59

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2021	January 3, 2020
	(in millions)
ASSETS
Cash and cash equivalents	$524	$668
Receivables, net	2,137	1,734
Inventory, net	276	72
Other current assets	402	338
Total current assets	3,339	2,812
Property, plant and equipment, net	604	287
Intangible assets, net	1,216	530
Goodwill	6,313	4,912
Operating lease right-of-use assets, net	581	400
Other assets	458	426
	$12,511	$9,367
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,175	$1,837
Accrued payroll and employee benefits	632	435
Long-term debt, current portion	100	61
Total current liabilities	2,907	2,333
Long-term debt, net of current portion	4,644	2,925
Operating lease liabilities	564	326
Deferred tax liabilities	234	184
Other long-term liabilities	291	182
Commitments and contingencies (Notes 12, 24 and 25)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10 million shares authorized and no shares issued and outstanding at January 1, 2021 and January 3, 2020	—	—
Common stock, $0.0001 par value, 500 million shares authorized, 142 million and 141 million shares issued and outstanding at January 1, 2021 and January 3, 2020, respectively	—	—
Additional paid-in capital	2,580	2,587
Retained earnings	1,328	896
Accumulated other comprehensive loss	(46)	(70)
Total Leidos stockholders’ equity	3,862	3,413
Non-controlling interest	9	4
Total equity	3,871	3,417
	$12,511	$9,367

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 60

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions, except per share amounts)
Revenues	$12,297	$11,094	$10,194
Cost of revenues	10,560	9,546	8,690
Selling, general and administrative expenses	770	689	729
Bad debt expense and recoveries	(68)	(40)	—
Acquisition, integration and restructuring costs	39	5	37
Asset impairment charges	12	—	7
Equity earnings of non-consolidated subsidiaries	(14)	(18)	(18)
Operating income	998	912	749
Non-operating expense:
Interest expense, net	(179)	(133)	(138)
Other (expense) income, net	(38)	87	(1)
Income before income taxes	781	866	610
Income tax expense	(152)	(196)	(28)
Net income	629	670	582
Less: net income attributable to non-controlling interest	1	3	1
Net income attributable to Leidos common stockholders	$628	$667	$581

Earnings per share:
Basic	$4.42	$4.66	$3.85
Diluted	4.36	4.60	3.80

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 61

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Net income	$629	$670	$582
Foreign currency translation adjustments	63	8	(61)
Unrecognized loss on derivative instruments	(37)	(47)	(10)
Pension adjustments	(2)	(1)	(1)
Total other comprehensive income (loss), net of taxes	24	(40)	(72)
Comprehensive income	653	630	510
Less: comprehensive income attributable to non-controlling interest	1	3	1
Comprehensive income attributable to Leidos common stockholders	$652	$627	$509

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 62

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive income (loss)	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 29, 2017	151	$3,344	$(7)	$33	$3,370	$13	$3,383
Cumulative adjustments related to ASU adoptions	—	—	(8)	9	1	—	1
Balance at December 30, 2017	151	3,344	(15)	42	3,371	13	3,384
Net income	—	—	581	—	581	1	582
Other comprehensive loss, net of taxes	—	—	—	(72)	(72)	—	(72)
Issuances of stock (less forfeitures)	1	17	—	—	17	—	17
Repurchases of stock and other	(6)	(438)	—	—	(438)	—	(438)
Dividends of $1.28 per share	—	—	(194)	—	(194)	—	(194)
Stock-based compensation	—	44	—	—	44	—	44
Purchase of a noncontrolling interest	—	(1)	—	—	(1)	(10)	(11)
Other	—	—	—	—	—	(1)	(1)
Balance at December 28, 2018	146	2,966	372	(30)	3,308	3	3,311
Cumulative adjustments related to ASU adoptions	—	—	48	—	48	—	48
Balance at December 29, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	667	—	667	3	670
Other comprehensive loss, net of taxes	—	—	—	(40)	(40)	—	(40)
Issuances of stock (less forfeitures)	1	28	—	—	28	—	28
Repurchases of stock and other	(6)	(458)	—	—	(458)	—	(458)
Dividends of $1.32 per share	—	—	(191)	—	(191)	—	(191)
Stock-based compensation	—	52	—	—	52	—	52
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at January 3, 2020	141	2,587	896	(70)	3,413	4	3,417
Cumulative adjustments related to ASU adoptions	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	628	—	628	1	629
Other comprehensive income, net of taxes	—	—	—	24	24	—	24
Issuances of stock (less forfeitures)	1	36	—	—	36	—	36
Repurchases of stock and other	—	(105)	—	—	(105)	—	(105)
Dividends of $1.36 per share	—	—	(195)	—	(195)	—	(195)
Stock-based compensation	—	62	—	—	62	—	62
Capital contributions to non-controlling interest	—	—	—	—	—	4	4
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 63

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Cash flows from operations:
Net income	$629	$670	$582
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	282	234	257
Gain on sale of businesses	—	(88)	—
Stock-based compensation	62	52	44
Loss on debt extinguishment	36	—	1
Asset impairment charges	12	—	7
Deferred income taxes	(4)	18	(49)
Bad debt expense	13	12	—
Other	1	3	17
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(127)	116	(58)
Other current assets and other long-term assets	104	41	(17)
Accounts payable and accrued liabilities and other long-term liabilities	151	(71)	(14)
Accrued payroll and employee benefits	161	(29)	(12)
Income taxes receivable/payable	14	34	10
Net cash provided by operating activities	1,334	992	768
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(2,655)	(94)	(81)
Payments for property, equipment and software	(183)	(121)	(73)
Proceeds from disposition of businesses	—	178	—
Net proceeds from sale of assets	12	96	—
Collections on promissory notes	5	5	40
Other	6	1	—
Net cash (used in) provided by investing activities	(2,815)	65	(114)
Cash flows from financing activities:
Proceeds from debt issuance	7,225	—	—
Payments of long-term debt	(5,456)	(80)	(59)
Payments for debt issuance and modification costs	(51)	—	(8)
Dividend payments	(196)	(198)	(198)
Repurchases of stock and other	(105)	(458)	(438)
Proceeds from issuances of stock	35	27	14
Payment of tax indemnification liability	—	—	(23)
Proceeds from real estate financing transaction	—	—	14
Other	(1)	—	(9)
Net cash provided by (used in) financing activities	1,451	(709)	(707)
Leidos Holdings, Inc. Annual Report - 64

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30)	348	(53)
Cash, cash equivalents and restricted cash at beginning of year	717	369	422
Cash, cash equivalents and restricted cash at end of year	$687	$717	$369

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 65

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, homeland security, civil and health markets, both domestically and internationally. Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies as well as foreign government agencies. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
We have an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which includes 41% purchased from Jacobs Group, LLC on January 26, 2018. MSA's contract is anticipated to end in early fiscal 2021. We also have a 53% controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. We consolidate the financial results for MSA and HMIS into our consolidated financial statements.
The consolidated financial statements also include the balances of all voting interest entities in which Leidos has a controlling voting interest ("subsidiaries") and a variable interest entity ("VIE") in which Leidos is the primary beneficiary. The consolidated balances of the VIE are not material to the consolidated financial statements for the periods presented. Intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment (see "Note 23—Business Segments"). Fiscal 2019 and 2018 segment results and disclosures have been recast to reflect this change.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We disaggregated "Inventory, net" from "Other current assets" on the consolidated balance sheets. We also disaggregated "Loss on debt extinguishment" from "Other" within operating activities and "Payments for debt issuance and modification costs" from "Other" within financing activities on the consolidated statements of cash flows. Additionally, we combined "Other current assets" and "Other long-term assets" into "Other current assets and other long-term assets" and "Accounts payable and accrued liabilities" and "Other long-term liabilities" into "Accounts payable and accrued liabilities and other long-term liabilities" on the consolidated statements of cash flows.
Note 2—Accounting Standards
Accounting Standards Updates Adopted
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
ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40)
In August 2020, the FASB issued ASU 2020-06 which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separate embedded conversion features from the host convertible instruments. Additionally, the amendments in this update simplify the guidance in Subtopic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity. This update also improves the consistency of earnings per share calculations by requiring an entity to use the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and also by requiring the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and can be adopted using either a fully or modified retrospective approach. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.
We plan to early adopt this update in the beginning of fiscal 2021, and expect the associated financial statement impacts to be immaterial.
Note 3—Summary of Significant Accounting Policies
Reporting Periods
Leidos' fiscal year ends on the Friday nearest the end of December. Fiscal 2020 ended January 1, 2021. Fiscal 2020 and 2018 each included 52 weeks and fiscal 2019 included 53 weeks.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right-of-use ("ROU") assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, pension benefits, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Operating Cycle
Our operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts.
Leidos Holdings, Inc. Annual Report - 67

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations, Investments and Variable Interest Entities
Business Combinations
The accounting for business combinations requires management to make judgments and estimates related to the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with an acquisition. Estimating the fair value of acquired assets and assumed liabilities, including intangibles, requires judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates.
Investments
Investments in entities and corporate joint ventures where we have a non-controlling ownership interest but over which we have the ability to exercise significant influence, are accounted for under the equity method of accounting. We recognize our proportionate share of the entities' net income or loss and do not consolidate the entities' assets and liabilities.
Equity investments in entities over which we do not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Variable Interest Entities
We occasionally form joint ventures and/or enter into arrangements with special purpose limited liability companies for the purpose of bidding and executing on specific projects. We analyze each such arrangement to determine whether it represents a VIE. If the arrangement is determined to be a VIE, we assess whether we are the primary beneficiary of the VIE and are consequently required to consolidate the VIE.
Divestitures
From time-to-time, we may dispose (or management may commit to plans to dispose) of strategic or non-strategic components of the business. Divestitures representing a strategic shift that has (or will have) a major effect in operations and financial results are classified as discontinued operations, whereas non-strategic divestitures remain in continuing operations.
Restructuring Expenses
Restructuring expenses are incurred in connection with programs aimed at reducing our costs. Restructuring costs may include one-time termination of benefits, costs to terminate contracts and other permanent exit costs to consolidate or close facilities directly related to the restructuring program.
One-time involuntary termination benefits are recognized as a liability at estimated fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing termination benefit arrangements are recognized as a liability at estimated fair value when it is probable that amounts will be paid and such amounts are reasonably estimable. Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are included as "Acquisition, integration and restructuring costs" on the consolidated statements of income.
Revenue Recognition
Our revenues from contracts with customers are from offerings including digital modernization, cyber operations, mission software systems, integrated systems and mission operations, primarily with the U.S. government and its agencies. We also serve various state and local governments, foreign governments and commercial customers.
We perform under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee ("FP-IF") contracts.

Leidos Holdings, Inc. Annual Report - 68

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity ("IDIQ") award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original contract. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. Any taxes collected or imposed when determining the transaction price are excluded.
Certain cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that we expect to be entitled to, based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
We allocate the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of the performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, prices from other standalone sales are used. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the promised services are performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based contracts are recognized when incurred (generally on a straight-line basis) over the contract term. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession and legal title.

Leidos Holdings, Inc. Annual Report - 69

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known. On certain other contracts, principally T&M, FP-LOE and CPFF, revenue is generally recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
For certain performance obligations where we are not primarily responsible for fulfilling the promise to provide the goods or service to the customer, do not have inventory risk and do not have discretion in establishing the price for the goods or service, we recognize revenue on a net basis.
Contract Costs
Contract costs generally include direct costs such as labor, materials, subcontract costs and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred unless they qualify for deferral and capitalization. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA") (see "Note 24—Contingencies").
Pre-contract Costs
Costs incurred on projects as pre-contract costs are deferred as assets when we have been requested by the customer to begin work under a new arrangement prior to contract execution and it is probable that we will recover the costs through the issuance of a contract. Pre-contract costs are amortized over the contract period of performance or a specified period of performance.
Transition Costs
Under certain service contracts, costs are incurred, usually at the beginning of the contract performance, to transition the services, employees and equipment to or from the customer, a prior contract or prior contractor. These costs are generally capitalized as deferred assets and amortized on a straight-line basis over the anticipated term of the contract or a specified period of performance, including unexercised option periods that are reasonably certain of being exercised.
Project Assets
Purchases of project assets are capitalized for specific contracts where we maintain ownership of the asset over the life of the contract and the benefit is received over a period of time. Project assets include enterprise software licenses, dedicated hardware, maintenance agreements and significant material purchases and other costs incurred on contracts. Project assets are amortized from the balance sheet using the straight-line method over the estimated useful life of the asset or over the expected term of the period of performance, whichever is shorter.
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
Leidos Holdings, Inc. Annual Report - 70

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions, except for per share amounts)
Favorable impact	$137	$95	$167
Unfavorable impact	(61)	(52)	(62)
Net favorable impact to income before income taxes	$76	$43	$105

Impact on diluted EPS attributable to Leidos common stockholders	$0.39	$0.23	$0.52
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using our statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2020, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was $40 million, $56 million and $102 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
Selling, General and Administrative Expenses
We classify indirect costs incurred within or allocated to our U.S. government customers as overhead (included in "Cost of revenues") or general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. government Cost Accounting Standards ("CAS").
Selling, general and administrative expenses include general and administrative, bid and proposal and company-funded research and development expenses.
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $73 million, $49 million and $46 million for fiscal 2020, 2019 and 2018, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the consolidated balance sheets. At January 1, 2021, and January 3, 2020, $237 million and $169 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" on the consolidated balance sheets.
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
Cost-reimbursable and T&M contracts are generally billed as costs are incurred. FFP contracts are billed either based on milestones, which are the achievement of specific events as defined in the contract, or based on progress payments, which are interim payments up to a designated amount of costs incurred as work progresses. On certain contracts, the customer withholds a certain percentage of the contract price (retainage). These withheld amounts are included within unbilled receivables and are billed upon contract completion or the occurrence of a specified event, and when negotiation of final indirect rates with the U.S. government is complete. Based on our historical experience, the write-offs of retention balances have not been significant.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded.
Amounts billed and collected on contracts but not yet recorded as revenue because we have not performed our obligation under the arrangement with a customer are deferred and included within "Accounts payable and accrued liabilities" or "Other long-term liabilities" on the consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable and derivatives. Since our receivables are primarily with the U.S. government, we do not have exposure to a material credit risk. We manage our credit risk related to derivatives through the use of multiple counterparties with high credit standards.
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Generally, raw material inventory is valued using the average cost method. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits and allocable overhead costs. The majority of finished goods inventory consists of technology and security products, inspection systems, baggage scanning equipment and small glide munitions. Inventory is evaluated against historical and planned usage to determine appropriate provisions for obsolete inventory.
Leidos Holdings, Inc. Annual Report - 72

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During fiscal 2020 and 2019, we had seven and six reporting units, respectively, for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach depending on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit's fair value over its carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative goodwill impairment test is performed.
When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if, and the impairment loss is recognized for the amount by which, the reporting unit carrying value exceeds its fair value.
We estimate the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed.
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
Intangible assets with finite lives are amortized over the following periods:

Estimated useful lives (in years)
Backlog	1
Customer relationships	8-10
Programs	4-13
Software and technology	3-15
Trade names	3
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
Leidos Holdings, Inc. Annual Report - 73

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	1-15
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Office furniture and fixtures	Straight-line or declining-balance	6-9
We evaluate our long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.
Leases
Lessee
We have facilities and equipment lease arrangements. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. ROU assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
ROU assets and lease liabilities are recorded on the consolidated balance sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term. We generally do not know the implicit rate for our leases; therefore, the discount rate used is our incremental borrowing rate which is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. An ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At January 1, 2021, we did not have any lease agreements with residual value guarantees.
We use the practical expedient to not separate non-lease components from lease components and instead account for both components as a single lease. The practical expedient is applied to all material classes of leased assets.
The related lease payments on short-term facilities and equipment leases are recognized as expense on a straight-line basis over the lease term.
ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the asset exceeds its estimated fair value. This includes an establishment of a plan of abandonment, which occurs when we have committed to a plan to abandon the lease before the end of its previously estimated useful life and there is no expectation that we will re-enter or re-purpose the space, including the fact that it cannot be subleased or transferred to another program within Leidos.
Leidos Holdings, Inc. Annual Report - 74

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lessor
We are a lessor on certain equipment sales-type and operating lease arrangements with our customers. To be considered lease revenue, the contract must contain a specified asset, we must not have a substantive substitution right, the customer must have the right to direct the use of the specified asset during the period of use and the customer must have the right to obtain substantially all of the economic benefit of the specified asset.
Certain arrangements may contain variable payments that depend on an index or rate and are measured using the index or rate on the commencement date. Variable payments that are not included in the net investments are recorded as revenue as incurred. Arrangements may also contain options to renew or extend the performance period. Option periods are included in the lease term if we determine that it is reasonably certain the customer will exercise an option.
We have arrangements that contain both lease and non-lease components. We account for them as one unit of account if the timing and pattern of transfer is identical for both the lease and the non-lease components and the lease component would be classified as an operating lease if accounted for separately. If both criteria are met and the predominant component is a lease, then the entire arrangement will be accounted for in accordance with ASC 842. If we account for an arrangement both as a lease and non-lease component, then the allocation of consideration for each component will be based the relative standalone sales price.
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
Our non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, we generally classify non-financial instruments as either Level 2 or Level 3 fair value measurements.
Financial Instruments
We are exposed to certain market risks which are inherent in certain transactions entered into during the normal course of business. These transactions include sales or purchase contracts denominated in foreign currencies and exposure to changing interest rates. We manage our risk to changes in interest rates and foreign currency exchange rates through the use of derivative instruments.
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
We enter into foreign currency forward contracts in order to mitigate fluctuations in our earnings and cash flows due to changes in foreign currency exchange rates. The foreign currency forward contracts are not designated as hedges and hedge accounting does not apply. We do not hold derivative instruments for trading or speculative purposes.
Our defined benefit plan assets consist of investments in pooled funds that contain investments with values based on quoted market prices, but for which the pools are not valued on a daily quoted market basis (Level 2).
Stock-Based Compensation
We account for stock-based compensation at the grant date based on the fair value of the award and recognize expense over the requisite service period, which is generally the vesting period, net of an estimated forfeiture rate.
The fair value of restricted stock awards and performance-based stock awards is based on the closing price of Leidos common stock on the date of grant. The fair value of performance-based stock awards with market conditions is based on using the Monte Carlo simulation.
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
Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive loss in stockholders' equity. Gains and losses due to movements in foreign currency exchange rates are recognized as "Other (expense) income, net" on the consolidated statements of income.
Note 4—Revenues
Remaining Performance Obligations
Remaining performance obligations represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under IDIQ contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
As of January 1, 2021, we had $15.7 billion of remaining performance obligations, approximately 50%, 16% and 34% of which are expected to be recognized as revenues in fiscal 2021, fiscal 2022 and fiscal 2023 and thereafter, respectively.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Fiscal 2019 and 2018 amounts have been recast for the contracts that were reassigned from the Civil reportable segment to the Defense Solutions reportable segment (see "Note 23—Business Segments").
Leidos Holdings, Inc. Annual Report - 76

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by customer-type were as follows:

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$5,407	$59	$519	$5,985
Other government agencies(1)	995	2,418	1,329	4,742
Commercial and non-U.S. customers	937	426	107	1,470
Total	$7,339	$2,903	$1,955	$12,197

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$4,767	$67	$491	$5,325
Other government agencies(1)	685	2,291	1,332	4,308
Commercial and non-U.S. customers	847	345	151	1,343
Total	$6,299	$2,703	$1,974	$10,976

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$4,427	$60	$386	$4,873
Other government agencies(1)	494	2,071	1,276	3,841
Commercial and non-U.S. customers	857	468	155	1,480
Total	$5,778	$2,599	$1,817	$10,194
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
Disaggregated revenues by contract-type were as follows:

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,504	$1,411	$280	$6,195
Firm-fixed-price	2,067	1,061	1,303	4,431
Time-and-materials and fixed-price-level-of-effort	768	431	372	1,571
Total	$7,339	$2,903	$1,955	$12,197

Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,070	$1,624	$234	$5,928
Firm-fixed-price	1,642	636	1,296	3,574
Time-and-materials and fixed-price-level-of-effort	587	443	444	1,474
Total	$6,299	$2,703	$1,974	$10,976

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$3,747	$1,533	$189	$5,469
Firm-fixed-price	1,434	601	1,134	3,169
Time-and-materials and fixed-price-level-of-effort	597	465	494	1,556
Total	$5,778	$2,599	$1,817	$10,194
Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also lower risk but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the exposure to risk of cost overruns.
Disaggregated revenues by geographic location were as follows:

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$6,501	$2,738	$1,955	$11,194
International	838	165	—	1,003
Total	$7,339	$2,903	$1,955	$12,197

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$5,494	$2,632	$1,974	$10,100
International	805	71	—	876
Total	$6,299	$2,703	$1,974	$10,976

	Year Ended December 28, 2018
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$4,963	$2,485	$1,817	$9,265
International	815	114	—	929
Total	$5,778	$2,599	$1,817	$10,194

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
Revenues by contract-type, customer-type and geographic location exclude lease income of $100 million and $118 million for fiscal 2020 and 2019, respectively (see "Note 12—Leases").
Note 5—Contract Assets and Liabilities
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	January 1, 2021	January 3, 2020
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$906	$735

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$481	$400

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$20	$9
The increases in unbilled receivables and deferred revenue were primarily due to the acquisitions of Dynetics, Inc. and L3Harris Technologies' security detection and automation businesses. The increase in deferred revenue was also attributable to advance payments received from customers offset by revenue recognized during the period.
Revenue recognized during fiscal 2020 and 2019 of $275 million and $207 million, respectively, was included as a contract liability at January 3, 2020 and December 28, 2018, respectively.
There were no impairment losses recognized on contract assets during fiscal 2020, 2019 and 2018.
Note 6—Acquisitions
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2020, we completed the acquisition of Dynetics, Inc. ("Dynetics") and L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses"). During fiscal 2019, we completed the acquisition of IMX Medical Management Services, Inc. and its affiliated businesses ("IMX").
Leidos Holdings, Inc. Annual Report - 79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2020, we entered into a definitive agreement to acquire 1901 Group, LLC ("1901 Group"), a leading provider for managed IT services and cloud solutions in the private and public market. On January 14, 2021, we completed the acquisition of 1901 Group (see "Note 26—Subsequent Events").
SD&A Businesses and Dynetics Acquisitions
SD&A Businesses Acquisition
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of the SD&A Businesses. The SD&A Businesses were acquired for cash consideration of $1,020 million, net of $26 million of cash acquired. The purchase consideration includes the initial cash payment of $1,015 million plus a $31 million payment for contractual net working capital acquired. The net working capital payment has been reflected within investing activities in the consolidated statement of cash flows. The SD&A Businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The addition of the SD&A Businesses will expand the scope and scale of our global security detection and automation offerings.
The preliminary fair values of the assets acquired and liabilities assumed at the Transaction Date were as follows (in millions):

Cash	$26
Receivables	135
Inventory	101
Other current assets	23
Operating lease right-of-use assets	35
Property, plant and equipment	33
Intangible assets	354
Accounts payable and accrued liabilities	(125)
Accrued payroll and employee benefits	(8)
Operating lease liabilities	(32)
Deferred tax liabilities	(52)
Other long-term liabilities	(13)
Total identifiable net assets acquired	477
Goodwill	569
Purchase price	$1,046
Due to the timing and complexity of the acquisition, the assets acquired and liabilities assumed were recorded at their preliminary estimated fair values. As of January 1, 2021, we had not finalized the determination of fair values of the acquired assets and liabilities assumed, primarily including, but not limited to receivables, inventory, intangible assets, accounts payable and accrued liabilities and deferred taxes. The purchase price allocation is subject to change as we complete our determination of the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
The goodwill represents intellectual capital and the acquired assembled workforce. Of the preliminary goodwill recognized, $425 million is deductible for tax purposes.
Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$141
Customer relationships	10	48
Technology	10	73
In-process research and development ("IPR&D")(1)		92
Total	11	$354
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
For fiscal 2020, $243 million of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.
Dynetics Acquisition
On January 31, 2020 (the "Acquisition Date"), we completed our acquisition of Dynetics, an industry-leading applied research and national security solutions company. The addition of Dynetics will accelerate opportunities within our innovation engine that researches and develops new technologies and solutions to address the most challenging needs of our customers. Dynetics was acquired for cash consideration of $1.64 billion, net of cash acquired.
The fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash	$18
Receivables	158
Inventory	47
Other current assets	18
Operating lease right-of-use assets	25
Property, plant and equipment	173
Intangible assets	528
Other assets	8
Accounts payable and accrued liabilities	(50)
Accrued payroll and employee benefits	(29)
Operating lease liabilities	(20)
Other long-term liabilities	(4)
Total identifiable net assets acquired	872
Goodwill	788
Purchase price	$1,660
As of January 1, 2021, we had substantially completed the determination of fair values of the acquired assets and liabilities assumed. The fair values not yet finalized primarily related to unbilled receivables.
The goodwill represents intellectual capital and the acquired assembled workforce. All of the goodwill recognized is deductible for tax purposes.
Leidos Holdings, Inc. Annual Report - 81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$485
Backlog	1	32
Technology	11	11
Total	12	$528
For fiscal 2020, $937 million of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics and the SD&A Businesses:

Year Ended
January 1, 2021
(in millions)
Acquisition costs	$23
Integration costs	12
Total acquisition and integration costs	$35
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statement of income.
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

	Year Ended
	January 1, 2021	January 3, 2020
	(in millions, except per share amounts)
Revenues	$12,553	$12,250
Net income	618	583
Net income attributable to Leidos common stockholders	617	580

Earnings per share:
Basic	$4.35	$4.06
Diluted	4.28	4.00
Leidos Holdings, Inc. Annual Report - 82

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisitions had been completed on December 29, 2018:
•Acquisition-related costs of $23 million were excluded within the pro forma financial information for fiscal 2020 and were included within the supplemental pro forma earnings for fiscal 2019.
IMX Acquisition
On August 15, 2019, we completed the acquisition of IMX for purchase consideration of $94 million. The acquisition extends our independent medical evaluation coverage area for commercial and federal customers.
We recorded $50 million of goodwill (which is deductible for tax purposes) and $42 million of intangible assets. The intangible assets primarily consist of $41 million for customer relationships. The amortization period for the customer relationships is 10 years.
Lockheed Martin Transaction
On August 16, 2016, a wholly-owned subsidiary of Leidos Holdings, Inc. merged with Lockheed Martin's Information Systems and Global Solutions business (the "IS&GS Business") in a Reverse Morris Trust transaction (the "IS&GS Transactions").
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
Additionally, during fiscal 2018, a tax indemnification liability of $23 million was paid to Lockheed Martin in accordance with the Tax Matters Agreement, which was presented as cash flows from financing activities on the consolidated statements of cash flows.
During fiscal 2020, 2019 and 2018, we incurred $1 million, $3 million and $29 million, respectively, of integration costs related to the IS&GS Business. These costs have been recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statements of income.
Note 7—Divestitures
Health Staff Augmentation Business
On September 12, 2019, our Health segment disposed of its health staff augmentation business that was primarily focused on implementation and optimization services to hospital centers. During the quarter ended January 3, 2020, working capital adjustments were finalized, resulting in a final sales price of $13 million. This consideration included $12 million of cash proceeds and expenses the buyer paid on Leidos' behalf. Net assets of $12 million were divested. This disposition did not meet the criteria to be classified as a discontinued operation in the financial statements.
Commercial Cybersecurity Business
On February 20, 2019, our Civil segment disposed of its commercial cybersecurity business in order to focus on providing solutions, including cybersecurity, to our core markets of governments and highly regulated industries. The commercial cybersecurity business was divested for a final sales price of $166 million. A pre-tax gain on sale of $88 million was recorded, net of $68 million of assets divested and $10 million in transaction related costs. The net assets divested included $14 million of receivables, $57 million of goodwill and $13 million of accounts payable and accrued liabilities. The gain was recorded in "Other (expense) income, net" on the consolidated statements of income. This disposition did not meet the criteria to be classified as a discontinued operation in the financial statements.
Leidos Holdings, Inc. Annual Report - 83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Receivables
The components of receivables, net consisted of the following:

	January 1, 2021	January 3, 2020
	(in millions)
Billed and billable receivables	$1,270	$1,023
Unbilled receivables	906	735
Allowance for doubtful accounts	(39)	(24)
	$2,137	$1,734

Note 9 — Inventory
The components of inventory, net consisted of the following:

	January 1, 2021	January 3, 2020
	(in millions)
Raw materials	$136	$46
Work in process	41	13
Finished goods	99	13
	$276	$72

Note 10—Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 28, 2018(1)	$2,015	$1,924	$921	$4,860
Goodwill re-allocation	25	(25)	—	—
Acquisition of IMX	—	—	50	50
Divestiture of health staff augmentation business	—	—	(5)	(5)
Foreign currency translation adjustments	(4)	8	—	4
Adjustment to goodwill(2)	3	—	—	3
Goodwill at January 3, 2020(1)	2,039	1,907	966	4,912
Goodwill re-allocation	429	(429)	—	—
Acquisition of Dynetics and the SD&A Businesses	788	569	—	1,357
Foreign currency translation adjustments	44	—	—	44
Goodwill at January 1, 2021(1)	$3,300	$2,047	$966	$6,313
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
(2) Immaterial correction was recorded with respect to fair value of assets and liabilities acquired from the IS&GS Transactions.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment (see "Note 23—Business Segments"). This change resulted in the reallocation of $429 million of goodwill between the reporting units within the two reportable segments. We evaluated goodwill for impairment for certain reporting units using either a quantitative step one analysis or qualitative analysis, both before and after the changes were made, and determined that goodwill was not impaired.
In the fourth quarter of fiscal 2020 and 2019, we performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary.
Leidos Holdings, Inc. Annual Report - 84

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2018, we performed a qualitative and quantitative analysis on our reporting units. Based on the qualitative analysis performed during our annual impairment evaluation for fiscal 2018 for certain of our reporting units, it was determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting unit carrying values, and as a result, a quantitative step one analysis was not necessary. Additionally, based on the results of the quantitative step one analysis for certain other of our reporting units, it was determined that the fair value was in excess of the individual reporting units carrying values.
As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for the periods mentioned above.
Intangible Assets
Intangible assets consisted of the following:

	January 1, 2021			January 3, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,632	$(687)	$945	$1,003	$(536)	$467
Software and technology	188	(100)	88	102	(83)	19
Customer relationships	93	(10)	83	45	(6)	39
Backlog	32	(29)	3	—	—	—
Trade names	1	—	1	1	—	1
Total finite-lived intangible assets	1,946	(826)	1,120	1,151	(625)	526
Indefinite-lived intangible assets:
In-process research and development	92	—	92	—	—	—
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	4	—	4
Total intangible assets	$2,042	$(826)	$1,216	$1,155	$(625)	$530
Amortization expense related to intangible assets was $198 million, $173 million and $201 million for fiscal 2020, 2019 and 2018, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of January 1, 2021, is as follows:

Fiscal Year Ending
(in millions)
2021	$203
2022	198
2023	174
2024	126
2025	101
2026 and thereafter	318
$1,120
Leidos Holdings, Inc. Annual Report - 85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects and other factors.
We are monitoring the impacts of the coronavirus pandemic ("COVID-19") on the fair value of our intangible assets and goodwill. While we currently do not anticipate any impairments to intangible assets and goodwill as a result of COVID-19, future changes in the expectations of the impact on our operations, financial performance and cash flows related to intangible assets and goodwill could cause these assets to be impaired.
Note 11—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	January 1, 2021	January 3, 2020
	(in millions)
Computers and other equipment	$386	$259
Leasehold improvements	321	203
Buildings and improvements	142	23
Office furniture and fixtures	60	37
Land	18	4
Construction in progress	72	104
	999	630
Less: accumulated depreciation and amortization	(395)	(343)
	$604	$287
Depreciation expense was $84 million, $61 million and $56 million for fiscal 2020, 2019 and 2018, respectively.
Sale and Leaseback Agreements
Gaithersburg, MD Property
On December 31, 2018, we closed the sale and leaseback agreement relating to our land and building in Gaithersburg, MD. We received proceeds of $31 million, net of selling costs, for the property, which had a carrying value of $31 million.
During the quarter ended March 30, 2018, an impairment charge of $7 million associated with this property was recorded within Corporate.
San Diego, CA Properties
On December 28, 2018, we closed the sale and leaseback agreement relating to two buildings and the adjacent land in San Diego, CA for consideration of $79 million, net of selling costs. The carrying value of the land and buildings was $14 million. We received cash proceeds of $14 million upon closing, which were recorded as financing activities on the consolidated statements of cash flows, and recognized a short-term receivable for the remaining $65 million of consideration.
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
Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Leases
Lessee
ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	January 1, 2021	January 3, 2020
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$10	$7
Operating leases	Operating lease right-of-use assets, net	581	400
		$591	$407
Current lease liabilities:
Finance leases	Long-term debt, current portion	$6	$5
Operating leases	Accounts payable and accrued liabilities	127	132
		$133	$137
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$5	$2
Operating leases	Operating lease liabilities	564	326
		$569	$328
In March 2020, we took occupancy of our new corporate headquarters in Reston, VA. As a result we recorded $104 million of ROU assets and $132 million of lease liabilities.
During fiscal 2020, we made a decision to vacate one of our facilities. The carrying amount was determined to be less than the expected recovery from sublease income and as a result, we recorded an impairment charge of $11 million, which was recorded within our Health reportable segment.
Total lease cost for the periods presented consisted of the following:

	Year Ended
	January 1, 2021	January 3, 2020
	(in millions)
Finance lease cost:
Amortization of ROU assets	$9	$8
Interest on lease liabilities	—	1
	9	9

Operating lease cost(1)	169	155

Variable lease cost	103	107
Short-term lease cost	8	7
Less: Sublease income	(11)	(6)
Total lease cost	$278	$272
(1) Includes ROU lease expense of $145 million and $136 million for fiscal 2020 and 2019, respectively.
Lease costs and sublease income are included in "Cost of revenues" and "Selling, general and administrative expenses" within the consolidated statements of income.
Leidos Holdings, Inc. Annual Report - 87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms and discount rates related to leases were as follows:

	January 1, 2021	January 3, 2020
Weighted-average remaining lease term (in years):
Finance leases	2.9	2.4
Operating leases	7.3	5.7
Weighted-average discount rate:
Finance leases	2.7%	4.2%
Operating leases	3.5%	4.1%
Other information related to leases was as follows:

	Year Ended
	January 1, 2021	January 3, 2020
	(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$—	$1
Operating cash related to operating leases	164	163
Financing cash flows related to finance leases	9	8
Lease liabilities arising from obtaining ROU assets:
Finance lease liabilities	$12	$—
Operating lease liabilities	314	141
The change in ROU assets and lease liabilities are presented within cash flows from operations on the consolidated statements of cash flows.
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at January 1, 2021, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2021	$6	$148
2022	2	126
2023	2	108
2024	—	94
2025	—	69
2026 and thereafter	1	245
Total undiscounted cash flows	11	790
Less: imputed interest	—	(99)
Lease liability as of January 1, 2021	$11	$691

Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures related to the period prior to ASC 842
Rental expense for facilities and equipment for the period presented were as follows:

Year Ended
December 28, 2018
(in millions)
Gross rental expense	$163
Less: sublease income	(1)
Net rental expense	$162
Lessor
As of January 1, 2021 and January 3, 2020, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $64 million and $57 million, respectively. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other assets", respectively, on the consolidated balance sheets.
The components of lease income were as follows:

		Year Ended
	Income statement line item	January 1, 2021	January 3, 2020
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$61	$84
Cost of underlying asset	Cost of revenues	(47)	(86)
Operating income (loss)		14	(2)
Interest income on lease receivables	Revenues	8	6
		22	4

Operating lease income	Revenues	31	28
Total lease income		$53	$32
As of January 1, 2021, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2021	$35	$27
2022	23	29
2023	10	29
2024	4	30
2025	2	—
Total undiscounted cash flows	$74	$115
Present value of lease payments as lease receivables	64
Difference between undiscounted cash flows and discounted cash flows	$10

Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Fair Value Measurements
Financial instruments measured on a recurring basis at fair value consisted of the following:

	January 1, 2021		January 3, 2020
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$1	$1	$2	$2
Financial liabilities:
Derivatives	103	103	75	75
As of January 1, 2021, our derivatives primarily consisted of the cash flow interest rate swaps on $1.1 billion of the variable rate senior unsecured term loan (see "Note 14—Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2 inputs).
Financial instruments measured on a recurring basis at fair value also includes our defined benefit plan assets (Level 2 inputs). See "Note 21—Retirement Plans" for further details on these investments.
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million and $20 million as of January 1, 2021 and January 3, 2020, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of January 1, 2021, and January 3, 2020, the fair value of debt was $5.2 billion and $3.1 billion, respectively, and the carrying amount was $4.7 billion and $3.0 billion, respectively (see "Note 15—Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 4, 2020 and January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of the SD&A Businesses and Dynetics, respectively. Additionally, on August 15, 2019, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisition of IMX. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. See "Note 6—Acquisitions" for further details on these acquisitions. We also had real estate property measured at fair value (Level 2 inputs) on July 3, 2020 and March 30, 2018, which resulted in an impairment charge of $11 million and $7 million, respectively (see "Note 12—Leases" and "Note 11—Property, Plant and Equipment," respectively). As of January 1, 2021, and January 3, 2020, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 14—Derivative Instruments
The fair value of the interest rate swaps and foreign currency forward contracts was as follows:

	Asset derivatives
	Balance sheet line item	January 1, 2021	January 3, 2020
		(in millions)
Fair value interest rate swaps	Other assets	$—	$2
Foreign currency forward contracts	Other current assets	1	—
		$1	$2

	Liability derivatives
	Balance sheet line item	January 1, 2021	January 3, 2020
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$103	$75
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
The interest rate swaps were accounted for as a fair value hedge of the 2020 Notes and qualified for the shortcut method of hedge accounting, which allows for the assumption of no ineffectiveness. The resulting changes in the fair value of the interest rate swaps were fully offset by the changes in the fair value of the underlying debt (the hedged item).
The fair value of the 2020 Notes were stated at an amount that reflected changes in the six-month LIBOR rate subsequent to the inception of the interest rate swaps through the reporting date.
On September 1, 2020, we repaid the 2020 Notes in full (see "Note 15—Debt"). In conjunction with the retirement of the 2020 Notes, we terminated our fair value hedge and received a final settlement of $2 million.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loans (the "Variable Rate Loans"). The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loans, which is based on the LIBOR rate. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate. In February 2018, we entered into interest rate swap agreements to hedge the cash flows of an additional $250 million of our Variable Rate Loans. The interest rate swap agreements on $1.1 billion of the Variable Rate Loans had a maturity date of December 2021 and a fixed interest rate of 1.08%. The interest rate swap agreements on $300 million and $250 million of the Variable Rate Loans both had a maturity date of August 2022 and fixed interest rates of 1.66% and 2.59%, respectively. The counterparties to these agreements are financial institutions.
In September 2018, we terminated our existing interest rate swaps. The net derivative gain of $60 million related to the discontinued cash flow hedge remained within accumulated other comprehensive loss and is being reclassified into earnings over the remaining life of the original hedge as the hedged variable rate debt impacts earnings.
Additionally, in September 2018, we entered into new interest rate swap agreements to hedge the cash flows of $1.5 billion of the Variable Rate Loans. These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. As of January 1, 2021, the notional value of the interest rate swap agreements was $1.1 billion.
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
Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Total interest expense, net presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$179	$133	$138

Amount recognized in other comprehensive income (loss)	$(61)	$(55)	$(7)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	14	(7)	(6)
We expect to reclassify losses of $16 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 15—Debt
Debt consisted of the following:

	Stated interest rate	Effective interest rate	January 1, 2021(1)	January 3, 2020(1)
			(in millions)
Senior unsecured term loan:
$1,925 million Term Loan, due January 2025	1.53%	1.79%	$1,391	$—
Senior secured term loans:
$690 million Term Loan A, due August 2023	3.31%	3.74%	—	581
$310 million Term Loan A, due August 2023	3.31%	3.76%	—	242
$1,131 million Term Loan B, due August 2025	3.56%	3.91%	—	1,075
Senior unsecured notes:
$450 million notes, due December 2020	4.45%	4.53%	—	452
$500 million notes, due May 2023	2.95%	3.17%	497	—
$500 million notes, due May 2025	3.63%	3.76%	496	—
$1,000 million notes, due February 2031	2.30%	2.38%	989	—
$750 million notes, due May 2030	4.38%	4.50%	737	—
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2030	2.15%-5.49%	Various	13	15
Total long-term debt			4,744	2,986
Less: current portion			(100)	(61)
Total long-term debt, net of current portion			$4,644	$2,925
(1)The carrying amounts of the senior term loans and notes as of January 1, 2021, and January 3, 2020, include the remaining principal outstanding of $4,782 million and $3,004 million, respectively, less total unamortized debt discounts and deferred debt issuance costs of $51 million and $35 million, respectively, and a $2 million asset as of January 3, 2020 related to the fair value of the interest rate swaps (see "Note 14—Derivative Instruments").
Leidos Holdings, Inc. Annual Report - 92

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
Notes Issuance
On October 8, 2020, we issued and sold $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in February 2031 (the "2031 Notes"). The 2031 Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the 2031 Notes is 2.30%. The 2031 Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The proceeds from the 2031 Notes were used for general corporate purposes, including to repay all of the outstanding obligations in respect of principal, interest and fees under the 364-day Term Loan and to repay a portion of the outstanding loans under the five-year Term Loan Facility.
Additionally, on May 12, 2020, we issued and sold $500 million senior notes maturing in May 2023 (the "2023 Notes"), $500 million senior notes maturing in May 2025 (the "2025 Notes") and $750 million senior notes maturing in May 2030 (the "2030 Notes", and together with the 2023 Notes and 2025 Notes, the "Notes"). The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the 2023 Notes, 2025 Notes and 2030 Notes is 2.95%, 3.63% and 4.38%, respectively. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees under the January 31, 2020 Bridge Facility and to repay a portion of the outstanding loans under the February 12, 2020 Facility.
On October 8, 2020 and May 12, 2020, we entered into registration rights agreements, pursuant to which we agreed to use reasonable best efforts to file registration statements to permit the exchange of the 2031 Notes and the Notes, respectively, and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the 2031 Notes and the Notes, respectively, and related guarantees, under certain circumstances. Under both agreements, the registration statements are to be filed no later than 420 days after the original issuance of the securities. If we fail to satisfy our obligations under either registration rights agreement, we will be required to pay additional annual interest equal to 0.25% of the aggregate outstanding on the principal amount to holders of the respective notes.
Notes Retirement
On September 1, 2020, we retired our 2020 Notes. Cash on hand was used to repay in full all indebtedness under, and discharge and release all guarantees existing in connection with these notes.
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
Borrowings under the Term Loan Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a LIBOR rate plus, in each case, an applicable margin that varies depending on our credit rating. During the period the Term Loan borrowing was outstanding, the applicable margin for LIBOR-denominated borrowings was 2.00%.
On October 8, 2020, in connection with the issuance of the 2031 Notes, the outstanding principal on the Term Loan Credit Agreement was fully repaid.
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
The proceeds of the Bridge Facility and cash on hand on the Acquisition Date were used to fund the purchase of Dynetics.
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
Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments and Debt Issuance Costs
In addition to the refinancing activity noted above, we made principal payments on our long-term debt of $731 million, $80 million, and $59 million during fiscal 2020, 2019 and 2018, respectively. This activity included required principal payments on our term loans of $72 million, $69 million, and $46 million during fiscal 2020, 2019 and 2018, respectively. In April 2018, we made a required debt prepayment of $10 million on our senior secured term loans. The prepayment was a result of the annual excess cash flow calculation clause in our Terminated Credit Agreements. During fiscal 2020 and 2019, there were no borrowings under the credit facilities.
Principal payments are made quarterly on our variable rate senior unsecured term loan, with the majority of the principal due at maturity. Interest on the variable rate senior unsecured term loan is payable on a periodic basis, which must be at least quarterly. Interest on the senior fixed rate unsecured notes is payable on a semi-annual basis with principal payments due at maturity.
In connection with the financing activity noted above, $68 million of debt discount and debt issuance costs related to the debt and revolving credit facility were recognized, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the consolidated balance sheets, respectively. For fiscal 2020, $36 million of debt discount and debt issuance costs were written off related to the Terminated Credit Agreements and loan facility repayments. Amortization of debt discount and debt issuance costs was $16 million for fiscal 2020 and $10 million for fiscal 2019 and 2018.
The senior unsecured term loan, notes and revolving credit facility are fully and unconditionally guaranteed by intercompany guarantees and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of January 1, 2021.
Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2021	$104
2022	99
2023	670
2024	193
2025	1,349
2026 and thereafter	2,380
Total principal payments	4,795
Less: unamortized debt discount and issuance costs	(51)
Total long-term debt	$4,744

Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 29, 2017	$17	$14	$2	$33
Cumulative adjustments related to ASU adoptions	3	10	(4)	9
Balance at December 30, 2017	20	24	(2)	42
Other comprehensive loss	(65)	(7)	(1)	(73)
Taxes	4	3	—	7
Reclassification from accumulated other comprehensive loss	—	(6)	—	(6)
Balance at December 28, 2018	(41)	14	(3)	(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	(33)	(33)	(4)	(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at January 1, 2021	$30	$(70)	$(6)	$(46)
Reclassifications for unrecognized gain (loss) on derivative instruments are associated with outstanding debt and are recorded in "Interest expense, net" on the consolidated statements of income. See "Note 14—Derivative Instruments" for more information on our interest rate swap agreements.
Leidos Holdings, Inc. Annual Report - 96

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Composition of Certain Financial Statement Captions

Balance Sheet	January 1, 2021	January 3, 2020
	(in millions)
Other current assets:
Restricted cash	$163	$49
Transition costs and project assets(1)	104	98
Pre-contract costs	7	6
Other(2)(3)	128	185
	$402	$338
Other assets:
Transition costs and project assets(1)	$187	$207
Equity method investments(4)	15	19
Other(2)	256	200
	$458	$426
Accounts payable and accrued liabilities:
Accrued liabilities	$939	$822
Accounts payable	731	592
Deferred revenue	481	400
Other(2)	24	23
	$2,175	$1,837
Accrued payroll and employee benefits:
Accrued vacation	$329	$232
Salaries, bonuses and amounts withheld from employees’ compensation	303	203
	$632	$435
(1) During the year ended January 1, 2021 and January 3, 2020, $575 million and $417 million, respectively, of amortization was recognized related to transition costs and project assets.
(2) Balance represents items that are not individually significant to disclose separately.
(3) During the year ended January 1, 2021, we disaggregated "Inventory, net" from "Other current assets" on the consolidated balance sheets. As a result, the prior year activity has been reclassified to conform with the current year presentation.
(4) Balances are net of $23 million and $25 million of dividends received during fiscal 2020 and fiscal 2019, respectively, that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.

	Year Ended
Income Statement	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Interest expense, net:
Interest expense	$(182)	$(147)	$(145)
Interest income	3	14	7
	$(179)	$(133)	$(138)
Other (expense) income, net
Loss on debt extinguishment	$(36)	$—	$(1)
Gain on sale of businesses	—	88	—
(Loss) gain on foreign currencies	(4)	(1)	2
Other income (expense), net	2	—	(2)
	$(38)	$87	$(1)

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
We issue unvested stock awards that have forfeitable rights to dividends or dividend equivalents. These stock awards are dilutive common share equivalents subject to the treasury stock method.
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Basic weighted average number of shares outstanding	142	143	151
Dilutive common share equivalents—stock options and other stock awards	2	2	2
Diluted weighted average number of shares outstanding	144	145	153
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For fiscal 2020 and 2019, there were no significant anti-diluted equity awards. For fiscal 2018, there was 1 million of outstanding stock options and vesting stock awards that were anti-dilutive.
Share Repurchases
During fiscal 2020, 2019 and 2018, we made open market repurchases of our common stock for an aggregate purchase price of $67 million, $25 million and $167 million, respectively. All shares repurchased were immediately retired.
In the third quarter of fiscal 2019, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $200 million to the financial institution and received 2.4 million shares. The purchase was recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
In the first quarter of fiscal 2019, we entered into an ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $200 million to the financial institution and received an initial and final delivery of 2.6 million and 0.6 million shares, respectively. The purchase was recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
In the fourth quarter of fiscal 2018, we entered into an uncollared ASR agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $250 million to the financial institution and received an initial and final delivery of 3.3 million and 0.7 million shares, respectively. The purchase was recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Note 19—Stock-Based Compensation
Plan Summaries
As of January 1, 2021, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). We issue new shares upon the issuance of the vesting of stock units or exercising of stock options under these plans.

Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2017 Omnibus Incentive Plan provides Leidos and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 25% a year over four years or cliff vest in three years. As of January 1, 2021, 4.0 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
We offer eligible employees the opportunity to defer restricted stock units into an equity-based deferred equity compensation plan, the Key Executive Stock Deferral Plan ("KESDP"). Prior to 2013, we offered an additional opportunity for deferrals into the Management Stock Compensation Plan ("MSCP"). Benefits from these plans are payable in shares of Leidos' stock that are held in a trust for the purpose of funding shares to the plans' participants. Restricted stock units deferred under the KESDP are counted against the total shares available for future issuance under the 2017 Omnibus Incentive Plan. All awards under the MSCP are fully vested and the plan does not provide for a maximum number of shares available for future issuance.
Our ESPP allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During the first half of fiscal 2018, the discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. Effective the second half of fiscal 2018, the discount was increased to 10% of the fair market value on the date of purchase, resulting in the ESPP being compensatory. During fiscal 2020, 2019 and 2018, $32 million, $25 million and $11 million, respectively, was received from ESPP plan participants for the issuance of Leidos' stock. A total of 3.8 million shares remain available for future issuance under the ESPP.
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Total stock-based compensation expense	$62	$52	$44
Tax benefits recognized from stock-based compensation	15	13	11
Stock Options
Stock options are granted with exercise prices equal to the fair market value of Leidos' common stock on the date of grant and for terms not greater than ten years. Stock options have a term of seven years and a vesting period of four years, except for stock options granted to our outside directors, which have a vesting period of the earlier of one year from grant date or the next annual meeting of stockholders following grant date.
The fair value of the stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the stock option awards to employees are expensed on a straight-line basis over the vesting period of four years, except for stock options granted to our outside directors, which is recognized over the vesting period of one year or less.
During fiscal 2020, 2019 and 2018, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatilities.
The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. During fiscal 2018, we utilized the simplified method for the expected term, which represented an appropriate period of time that the options granted were expected to remain outstanding between the weighted-average vesting period and end of the respective contractual term. Upon re-examining our exercise history, the methodology used to calculate the expected term changed in fiscal 2019. Based on actual historical settlement data, the midpoint scenario is utilized with a one-year grant date filter assumption for outstanding options. We use historical data to estimate forfeitures and was derived in the same manner as in the prior years presented.
Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the periods presented were as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
Weighted average grant-date fair value	$19.64	$11.89	$13.85
Expected term (in years)	4.5	4.4	4.7
Expected volatility	25.0%	24.3%	26.6%
Risk-free interest rate	0.6%	2.4%	2.6%
Dividend yield	1.3%	2.2%	2.0%
Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at December 29, 2017	2.8	$34.38	3.9	$86
Options granted	0.4	63.75
Options forfeited or expired	(0.2)	49.65
Options exercised	(0.6)	30.40		24
Outstanding at December 28, 2018	2.4	$39.41	3.8	$36
Options granted	0.5	63.61
Options forfeited or expired	—	58.08
Options exercised	(0.5)	30.86		21
Outstanding at January 3, 2020	2.4	$46.04	3.8	$128
Options granted	0.3	106.73
Options forfeited or expired	(0.1)	66.84
Options exercised	(0.4)	35.94		29
Outstanding at January 1, 2021	2.2	56.01	3.5	108
Exercisable at January 1, 2021	1.4	$42.85	2.5	$85
Vested and expected to vest in the future as of January 1, 2021	2.2	$55.67	3.5	$108
As of January 1, 2021, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. Tax benefits from stock options exercised for fiscal 2020, 2019 and 2018 were $7 million, $5 million and $6 million, respectively.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of either three to four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.
Leidos Holdings, Inc. Annual Report - 100

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at December 29, 2017	2.0	$44.96
Awards granted	0.6	64.05
Awards forfeited	(0.2)	42.67
Awards vested	(0.4)	44.60
Unvested stock awards at December 28, 2018	2.0	$50.85
Awards granted	0.6	64.70
Awards forfeited	(0.1)	60.20
Awards vested	(1.1)	44.10
Unvested stock awards at January 3, 2020	1.4	$60.91
Awards granted	0.5	106.38
Awards forfeited	(0.1)	79.61
Awards vested	(0.5)	56.36
Unvested stock awards at January 1, 2021	1.3	$79.05
As of January 1, 2021, there was $43 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock units that vested in fiscal 2020, 2019 and 2018 was $58 million, $66 million and $22 million, respectively. In addition, the fair value of dividend equivalents with respect to restricted stock units that vested was immaterial for fiscal 2020 and $1 million for fiscal 2019 and 2018.
Performance-Based Stock Awards
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2020, 2019 and 2018, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2020, 2019 and 2018, we granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Leidos Holdings, Inc. Annual Report - 101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at December 29, 2017	0.5	$50.34
Awards granted	0.3	61.43
Awards forfeited	(0.1)	61.81
Awards vested	(0.2)	44.04
Unvested at December 28, 2018	0.5	$57.36
Awards granted	0.2	66.92
Awards forfeited	—	66.72
Awards vested	(0.1)	45.83
Unvested at January 3, 2020	0.6	$63.66
Awards granted	0.2	103.34
Awards forfeited	(0.1)	72.96
Awards vested	(0.2)	58.61
Unvested at January 1, 2021	0.5	$80.20
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2020, 2019 and 2018 was $106.80, $62.66 and $63.76, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2020, 2019 and 2018 was $127.92, $72.53 and $71.50, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
Expected volatility	23.99%	22.02%	25.37%
Risk free rate of return	0.50%	2.39%	2.35%
Weighted average grant date stock price	$105.12	$62.66	$65.00
As of January 1, 2021, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of performance-based stock awards that vested in fiscal 2020, 2019 and 2018 was $25 million, $9 million, and $13 million, respectively.
Leidos Holdings, Inc. Annual Report - 102

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Current:
Federal	$90	$122	$46
State	37	31	23
Foreign	28	25	8
Deferred:
Federal	13	26	(41)
State	(11)	(3)	(10)
Foreign	(5)	(5)	2
Total	$152	$196	$28
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Amount computed at the statutory federal income tax rate	$164	$182	$128
State income taxes, net of federal tax benefit	20	22	10
Research and development credits	(26)	(11)	(9)
Excess tax benefits from stock-based compensation	(15)	(11)	(9)
Impact of foreign operations	11	2	—
Change in valuation allowance for deferred tax assets	(5)	6	(49)
Dividends paid to employee stock ownership plan	(2)	(2)	(2)
Change in accruals for uncertain tax positions	1	4	1
Stock basis in subsidiary held for sale	—	5	(16)
Taxable conversion of a subsidiary	—	—	(17)
Change in statutory federal tax rate	—	—	(10)
Other	4	(1)	1
Total	$152	$196	$28
Effective income tax rate	19.5%	22.6%	4.6%
The effective tax rate for fiscal 2020 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions, partially offset by taxes related to foreign operations.
The effective tax rate for fiscal 2019 was favorably impacted primarily by excess tax benefits related to employee stock-based payment transactions and federal research tax credits, partially offset by an increase in valuation allowances arising from foreign withholding tax and an increase in taxes related to the sale of the commercial cybersecurity business.
The effective tax rate for fiscal 2018 was favorably impacted primarily by a decrease in valuation allowances arising from the taxable conversion of a subsidiary and the utilization of capital losses, an increase in deferred tax assets related to stock basis of a subsidiary held for sale, excess tax benefits related to employee stock-based payment transactions and federal research tax credits.
Leidos Holdings, Inc. Annual Report - 103

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 1, 2021	January 3, 2020
	(in millions)
Operating lease liabilities	$176	$115
Accrued vacation and bonuses	87	54
Reserves	62	46
Deferred compensation	31	26
Credits and net operating losses carryovers	22	25
Vesting stock awards	22	18
Accumulated other comprehensive loss	16	12
Investments	1	2
Deferred rent and tenant allowances	—	4
Other	7	9
Total deferred tax assets	424	311
Valuation allowance	(16)	(20)
Deferred tax assets, net of valuation allowance	408	291

Purchased intangible assets	$(409)	$(339)
Operating lease right-of-use assets	(148)	(103)
Property, plant and equipment	(63)	(2)
Employee benefit contributions	(7)	(6)
Deferred revenue	(1)	(17)
Other	(5)	(8)
Total deferred tax liabilities	(633)	(475)
Net deferred tax liabilities	$(225)	$(184)
At January 1, 2021, we had state net operating losses of $77 million and state tax credits of $5 million. Both will begin to expire in fiscal 2021; however, we expect to utilize $37 million and $4 million of these state net operating losses and state tax credits, respectively. We also had foreign net operating losses of $46 million, which do not expire. We expect to utilize $4 million of these foreign net operating losses.
Our valuation allowance for deferred tax assets was $16 million and $20 million as of January 1, 2021 and January 3, 2020, respectively. The valuation allowance decreased by $4 million primarily due to releases related to foreign withholding taxes and capital investments, partially offset by an increase related to foreign attributes not expected to be utilized.
Leidos Holdings, Inc. Annual Report - 104

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

	January 1, 2021	January 3, 2020
	(in millions)
Other current assets:
Prepaid income taxes and tax refunds receivable	$12	$24
Other assets:
Deferred tax assets	$9	$—
Accounts payable and accrued liabilities:
Income taxes payable	$21	$19
Deferred tax liabilities	234	184
Other long-term liabilities:
Unrecognized tax benefits	$4	$1
Unrecognized tax benefits are primarily related to certain recurring deductions customary for our industry. The changes in the unrecognized tax benefits, excluding $1 million of accrued interest and penalties for fiscal 2018, were as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Unrecognized tax benefits at beginning of year	$5	$6	$10
Additions for tax positions related to current year	—	—	3
Additions for tax positions related to prior years	1	11	—
Reductions for tax positions related to prior years	—	(1)	(5)
Settlements with taxing authorities	—	(11)	(2)
Unrecognized tax benefits at end of year	$6	$5	$6
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$5	$4	$6
At January 1, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $6 million, $4 million of which were classified as other long-term liabilities on the consolidated balance sheets. At January 3, 2020, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $5 million, $1 million of which were classified as other long-term liabilities on the consolidated balance sheets. At December 28, 2018, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $7 million, $3 million of which were classified as other long-term liabilities on the consolidated balance sheets.
We file income tax returns in the United States and various state and foreign jurisdictions. We participate in the Internal Revenue Service (“IRS”) Compliance Assurance Process ("CAP"), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through the year ended January 3, 2020. For the year ended January 1, 2021, we were selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. We believe that participation in CAP should reduce tax-related uncertainties, if any. Additionally, with a few exceptions, as of January 1, 2021, we are no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ending on or before December 30, 2016.
Leidos Holdings, Inc. Annual Report - 105

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $4 million of our unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the tax positions are sustained or because we agree to their disallowance and pay the related income tax. While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 21—Retirement Plans
Defined Contribution Plans
We sponsor a defined contribution plan, the Leidos, Inc. Retirement Plan, which is both a 401(k) plan and an employee stock ownership plan in which most employees are eligible to participate. This plan allows eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $120 million, $105 million and $94 million for fiscal 2020, 2019 and 2018, respectively.
Deferred Compensation Plans
We maintain three deferred compensation plans, the Keystaff Deferral Plan ("KDP"), the KESDP and the MSCP (the "Plans"), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The Plans allow eligible participants to elect to defer a portion of their salary, and all or a portion of certain bonuses, including restricted stock unit awards. Directors may also elect to defer their cash compensation in addition to their restricted stock unit awards. Deferred balances in the Plans are paid in lump sum or installments upon retirement, termination or the elected specified date.
We do not make any contributions to the KDP but maintain participant accounts for deferred amounts and investments. We maintain a rabbi trust for the purpose of funding benefit payments to the KDP participants. Participants may allocate deferred salary and cash bonus amounts into a variety of designated investment options, with gains and losses based on the elected investment option performance with the participant assuming all risks related to future returns of their contributions.
Under the KESDP, eligible participants may elect to defer in share units all or a portion of certain cash bonuses and restricted stock unit awards granted under the previous 2006 Equity Incentive Plan and the current 2017 Omnibus Incentive Plan (see "Note 19—Stock-Based Compensation"). Under the MSCP, restricted stock share units are fully vested and no further deferrals into the plan are made. We do not make any contributions to the accounts of KESDP or MSCP participants. Benefits from the KESDP and MSCP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP and MSCP participants.
Defined Benefit Plans
We sponsor a defined benefit pension plan in the United Kingdom for former employees on an expired customer contract. While benefits under the plan are frozen, we have continuing defined benefit pension obligations with respect to certain plan participants. In fiscal 2012, we sold certain components of our business, including the component that contained this pension and employed the pension plan participants. Pursuant to the definitive sale agreement, we retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining immaterial components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
The projected benefit obligation as of January 1, 2021, and January 3, 2020, was $138 million and $121 million, respectively. The increase in the projected benefit obligation was primarily due to a loss resulting from changes in assumptions used in the valuation and adverse exchange rate movements in the British pound when compared to the U.S. dollar.
The fair value of plan assets as of January 1, 2021, and January 3, 2020, was $157 million and $139 million, respectively. The plan funding status was overfunded $19 million and $18 million as of January 1, 2021, and January 3, 2020, respectively, and included within "Other assets" on the consolidated balance sheets.
Leidos Holdings, Inc. Annual Report - 106

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
We also sponsor multiemployer defined benefit pension plans and a defined contribution plan (a 401(k) plan) (the "Sponsored Plans") for employees working on two U.S. government contracts. As part of the contractual agreements, the customers reimburse Leidos for contributions made to these Sponsored Plans as these costs are allowable under government contract cost accounting requirements. If we were to cease being the contractor as a result of a recompetition process, the defined benefit pension plans and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the pension plan to a successor contractor, any amount by which the plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. government customer. Since we are not responsible for the current or future funded status of the pension plans, no assets or liabilities arising from their funded status are recorded in the consolidated financial statements and no amounts associated with these pension plans are included in the defined benefit plan disclosures above.
Note 22—Supplementary Cash Flow Information and Restricted Cash
Supplementary cash flow information, including non-cash activities, for the periods presented was as follows:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Supplementary cash flow information:
Cash paid for interest(1)	$161	$172	$133
Cash paid for income taxes, net of refunds	140	142	70
Non-cash investing activity:
Fixed asset additions	$18	$27	$—
Non-cash financing activity:
Real estate financing transaction	$—	$—	$65
Notes payable and finance lease obligations	12	—	—
(1) Includes net settlement of cash flow hedge and fair value hedge derivatives
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During fiscal 2020, we sold $1,866 million of accounts receivable under the agreements and received proceeds of $1,864 million, which were classified as operating activities in the consolidated statements of cash flows.
These transfers have been recognized as a sale, as the receivables have been legally isolated from Leidos, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amounts. No servicing asset or liability was recognized for continued servicing of the sold receivables, as the servicing fee approximates fair value. The difference between the carrying amount of the receivables sold and the net cash received was recognized as a loss on sale and was recorded within "Selling, general and administrative expenses" on the consolidated statements of income. As of January 1, 2021, all sold receivables had been remitted to the financial institution.
Leidos Holdings, Inc. Annual Report - 107

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash
The following is a reconciliation of cash and cash equivalents, as reported within the consolidated balance sheets, to the total cash, cash equivalents and restricted cash, as reported within the consolidated statements of cash flows:

	January 1, 2021	January 3, 2020
	(in millions)
Cash and cash equivalents	$524	$668
Restricted cash	163	49
Total cash, cash equivalents and restricted cash	$687	$717
The restricted cash is recorded within "Other current assets" in the consolidated balance sheets.
The restricted cash is primarily comprised of advances from customers that are restricted as to use for certain expenditures related to that customer's contract.
Note 23—Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently the Chairman and Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance.
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
Defense Solutions provides leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization and integrated systems, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance technologies and services, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and human space exploration. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the National Aeronautics and Space Administration, military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Our Civil business is focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of transportation solutions, security detection and automation, digital transformation services and environment, energy and infrastructure.
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high quality, cost effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital transformation and life sciences research and development.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
Leidos Holdings, Inc. Annual Report - 108

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of Dynetics and the SD&A Businesses were included within the Defense Solutions and Civil reportable segments, respectively.
The following table summarizes business segment information for the periods presented:

	Year Ended
	January 1, 2021	January 3, 2020	December 28, 2018
	(in millions)
Revenues:
Defense Solutions	$7,341	$6,300	$5,778
Civil	2,994	2,796	2,599
Health	1,962	1,998	1,817
Total revenues	$12,297	$11,094	$10,194

Operating income (loss):
Defense Solutions	$506	$471	$402
Civil	280	231	235
Health	235	242	230
Corporate	(23)	(32)	(118)
Total operating income	$998	$912	$749

Amortization of intangible assets:
Defense Solutions	$92	$64	$74
Civil	66	63	81
Health	40	46	46
Total amortization of intangible assets	$198	$173	$201
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other (expense) income, net," and "Income tax expense," as reported in the consolidated financial statements are not allocated to our segments. Under U.S. government CAS, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated out to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.
Asset information by segment is not a key measure of performance used by the CODM.
We generated approximately 87% of our total revenues in fiscal 2020 and 2019 and 85% of our total revenues in fiscal 2018 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% of our total revenues for fiscal 2020 and 48% for fiscal 2019 and 2018.
Less than 10% of the our revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. As such, additional financial information by geographic location is not presented.

Leidos Holdings, Inc. Annual Report - 109

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24—Contingencies
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
At January 1, 2021, we had a liability of $42 million recorded in the consolidated balance sheets for this matter. The amount of possible loss ultimately incurred, if any, is subject to a range of complex factors and potential outcomes that remain to be determined, including information gathered during the course of litigation, pretrial and trial rulings and other litigation-related developments.
Other
We are also involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.
Leidos Holdings, Inc. Annual Report - 110

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
VirnetX, Inc. ("VirnetX")
On September 29, 2017, the federal trial court in the Eastern District of Texas entered a final judgment in the VirnetX v. Apple case referred to as the Apple I case. The court found that Apple willfully infringed the VirnetX patents at issue in the Apple I case and awarded enhanced damages, bringing the total award against Apple to over $343 million in pre-interest damages. The court subsequently awarded an additional sum of over $96 million for costs, attorneys' fees and interest, bringing the total award to VirnetX in the Apple I case to over $439 million. Apple appealed the judgment in the Apple I case with the U.S. Court of Appeals for the Federal Circuit and on January 15, 2019, the court affirmed the $439 million judgment. On August 1, 2019, the U.S. Court of Appeals for the Federal Circuit denied Apple's petition for panel and en banc rehearing, but Apple subsequently filed motions to stay and vacate the judgment, and for leave to file a second petition for rehearing. These motions were denied by the court on October 1, 2019. On December 27, 2019, Apple filed a petition in the Apple I matter for a writ of certiorari with the United States Supreme Court, which was denied on February 24, 2020. On February 20, 2020, Apple filed a Motion for Relief from Judgment in the U.S. District Court for the Eastern District of Texas, further arguing that VirnetX should not be allowed to recover the large amount of damages awarded in this case. On March 13, 2020, VirnetX announced that it had received payment from Apple of over $454 million, which represents the judgment with interest for the Apple I matter. On May 22, 2020, Leidos received $85 million from VirnetX representing Leidos' current share of the proceeds resulting from the Apple I case. A net gain of $81 million was recognized during fiscal 2020 and was presented in "Bad debt expense and recoveries" on the consolidated statements of income. On July 23, 2020, Leidos paid a 4% royalty on the proceeds received to the customer who paid for the development of the original technology. Apple's Motion for Relief from Judgment was denied by the District Court on September 1, 2020. Apple did not appeal the denial of this Motion; therefore, the Apple I case is now concluded.
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages award in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages. On April 23, 2020, the District Court ordered a new trial on damages in the Apple II case, which was delayed by COVID-19 and started on October 26, 2020. On October 30, 2020, the jury awarded VirnetX $503 million in damages and specified a royalty rate of $0.84 per infringing device. Apple is expected to appeal this decision. In January 2021, the District Court entered final judgment affirming the jury award and the parties separately agreed on additional costs and interest of over $75 million, subject to Apple's expected appeal.
Under its agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdict in the Apple II case remains subject to the ongoing and potential future proceedings and appeals. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. Thus, no assurances can be given when or if we will receive any proceeds in connection with the jury award in the Apple II case. In addition, if Leidos receives any proceeds, we are required to pay a royalty to the customer who paid for the development of the technology.
Leidos Holdings, Inc. Annual Report - 111

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of January 1, 2021, indirect cost audits by the DCAA remain open for fiscal 2015 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of January 1, 2021, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
In February 2019, we executed an external restructuring advance agreement with the DoD in accordance with provisions of the Defense Federal Acquisition Regulation Supplement, which allows us to recover certain specified external restructuring costs.
Note 25—Commitments
We have outstanding letters of credit of $91 million as of January 1, 2021, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $129 million as of January 1, 2021, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of January 1, 2021, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2021	$112
2022	96
2023	2
2024	1
2025	2
2026 and thereafter	7
$220

Note 26—Subsequent Events
On January 14, 2021, we completed the acquisition of 1901 Group for preliminary purchase consideration of $214 million, subject to working capital adjustments.
In early fiscal 2021, we sold an additional $204 million of accounts receivable, of which the proceeds were partially used to fund the acquisition of 1901 Group.
On February 22, 2021, we entered into a definitive agreement to acquire Gibbs & Cox, Inc. for preliminary purchase consideration of $380 million, subject to working capital adjustments. The transaction is expected to close in the second quarter of fiscal 2021.

Leidos Holdings, Inc. Annual Report - 112

PART II
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first and second quarter of fiscal 2020, we completed our acquisition of Dynetics, Inc. ("Dynetics") and L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses"), respectively. As part of the ongoing integration of Dynetics and the SD&A Businesses, we are in the process of incorporating the controls and related procedures of these businesses. Other than incorporating controls for Dynetics and the SD&A Businesses, there have been no other changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended January 1, 2021, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of January 1, 2021 excludes an assessment of the internal control over financial reporting of Dynetics and the SD&A Businesses, acquired on January 31, 2020 and May 4, 2020, respectively.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2021, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 23, 2021

Leidos Holdings, Inc. Annual Report - 113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the "Company") as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended January 1, 2021, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dynetics, Inc. (“Dynetics”) and the Security Detection and Automation Business (“SD&A”) which were acquired on January 31, 2020 and May 4, 2020, respectively, whose financial statements reflect total assets of 13% and 10%, respectively, and revenues constituting 8% and 2%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended January 1, 2021. Accordingly, our audit did not include the internal control over financial reporting at Dynetics and SD&A.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 23, 2021
Leidos Holdings, Inc. Annual Report - 114

PART II

Item 9B. Other Information
None.
Leidos Holdings, Inc. Annual Report - 115

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2021 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled "Investors" then "Corporate Governance" then "Overview" and then "Code of Conduct." We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2021 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2021 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2021 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of January 1, 2021, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,995,900	(2)	$56.01	(3)	12,294,931	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	3,995,900	(2)	$56.01	(3)	12,294,931
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,802,943 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 242,735 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 5,945 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 2,187,012 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
Leidos Holdings, Inc. Annual Report - 116

PART III

(4)Represents 8,447,628 and 3,847,303 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares (i) that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the 2017 Omnibus Incentive Plan.
(5)The Management Stock Compensation Plan has not been approved by security holders and is included in this plan category. This plan does not provide for a maximum number of shares available for future issuance. For further information on this plan, see "Note 19—Stock-Based Compensation" of the notes to the consolidated financial statements contained within Part II of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2021 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2021 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 117

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

2.7
Sale Agreement dated as of February 3, 2020, by and among L3 Harris Technologies, Inc., Leidos, Inc. and Leidos Holdings, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 4, 2020.

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

Leidos Holdings, Inc. Annual Report - 118

PART IV

Exhibit Number	Description of Exhibit
4.3
Indenture dated as of December 20, 2010, among Leidos Holdings, Inc., Leidos, Inc., and The Bank of New York Mellon Trust Company, N.A. as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K with the SEC on December 22, 2010.

4.4
Bridge Credit Agreement dated as of January 31, 2020, among Leidos Holdings, Inc., Leidos, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 31, 2020.

4.5
Indenture relating to the 2.950% Senior Notes due 2023, 3.625% Senior Notes due 2025 and the 4.375% Senior Notes due 2030, dated as of May 12, 2020, by and among Leidos, Inc., as issuer, Leidos Holdings, Inc., as guarantor, and Citibank, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.6	Form of 2.950% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.7	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.8	Form of 4.375% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.9
Exchange and Registration Rights Agreement, dated May 12, 2020, by and among Leidos, Inc., Leidos Holdings, Inc., Citigroup Global Markets Inc., MUFG Securities Americas Inc. and BofA Securities, Inc. Incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.10
Indenture relating to the 2.300% Senior Notes due 2031, dated as of October 8, 2020 among Leidos, Inc., Leidos Holdings, Inc, as guarantor, and Citibank, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.11	Form of 2.300% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.12
Registration Rights Agreement, dated October 8, 2020, among Leidos, Inc., Leidos Holdings, Inc., BofA Securities, Inc., Citigroup Global Markets Inc. and MUFG Securities Americas Inc. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.13	Description of Common Stock.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2*	Leidos Holdings, Inc.'s 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on June 1, 2017.

10.3*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.5*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.7*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.8*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

Leidos Holdings, Inc. Annual Report - 119

PART IV

Exhibit Number	Description of Exhibit
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

Leidos Holdings, Inc. Annual Report - 120

PART IV

Exhibit Number	Description of Exhibit
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

Leidos Holdings, Inc. Annual Report - 121

PART IV

Exhibit Number	Description of Exhibit
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

10.45
Credit Agreement dated as of January 17, 2020, among Leidos Holdings, Inc., Leidos, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2020.

10.46
Term Loan Credit Agreement dated as of February 12, 2020, among Leidos Holdings, Inc., Leidos, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2020.

10.47
364-Day Term Loan Credit Agreement, dated as of June 18, 2020, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Mizuho Bank, Ltd., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 18, 2020.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Leidos Holdings, Inc. Annual Report - 122

PART IV

Exhibit Number	Description of Exhibit

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

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 123

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer
Dated: February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 23, 2021
Roger A. Krone

/s/ James C. Reagan	Principal Financial Officer	February 23, 2021
James C. Reagan

/s/ Christopher R. Cage	Principal Accounting Officer	February 23, 2021
Christopher R. Cage

/s/ Gregory R. Dahlberg	Director	February 23, 2021
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 23, 2021
David G. Fubini

/s/ Miriam E. John	Director	February 23, 2021
Miriam E. John

/s/ Frank Kendall III	Director	February 23, 2021
Frank Kendall III

/s/ Robert C. Kovarik, Jr.	Director	February 23, 2021
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 23, 2021
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 23, 2021
Gary S. May

/s/ Surya N. Mohapatra	Director	February 23, 2021
Surya N. Mohapatra

/s/ Robert S. Shapard	Director	February 23, 2021
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 23, 2021
Susan M. Stalnecker

/s/ Noel B. Williams	Director	February 23, 2021
Noel B. Williams

Leidos Holdings, Inc. Annual Report - 124