Form 10-Q
period 2021-04-02
Leidos Holdings, Inc.
filed 2021-05-04
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 26, 2021, was 141,420,159 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 2, 2021	January 1, 2021
	(in millions)
Assets:
Cash and cash equivalents	$377	$524
Receivables, net	2,160	2,137
Inventory, net	268	276
Other current assets	452	402
Total current assets	3,257	3,339
Property, plant and equipment, net	655	604
Intangible assets, net	1,234	1,216
Goodwill	6,456	6,313
Operating lease right-of-use assets, net	584	581
Other assets	452	458
Total assets	$12,638	$12,511

Liabilities:
Accounts payable and accrued liabilities	$2,133	$2,175
Accrued payroll and employee benefits	684	632
Long-term debt, current portion	103	100
Total current liabilities	2,920	2,907
Long-term debt, net of current portion	4,663	4,644
Operating lease liabilities	557	564
Deferred tax liabilities	243	234
Other long-term liabilities	275	291
Total liabilities	8,658	8,640

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 141 million and 142 million shares issued and outstanding at April 2, 2021 and January 1, 2021, respectively	—	—
Additional paid-in capital	2,486	2,580
Retained earnings	1,484	1,328
Accumulated other comprehensive loss	(37)	(46)
Total Leidos stockholders’ equity	3,933	3,862
Non-controlling interest	47	9
Total stockholders' equity	3,980	3,871
Total liabilities and stockholders' equity	$12,638	$12,511

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions, except per share amounts)
Revenues	$3,315	$2,889
Cost of revenues	2,848	2,494
Selling, general and administrative expenses	159	197
Acquisition, integration and restructuring costs	5	12
Equity earnings of non-consolidated subsidiaries	(5)	(6)
Operating income	308	192
Non-operating expense:
Interest expense, net	(45)	(48)
Other expense, net	(1)	(14)
Income before income taxes	262	130
Income tax expense	(57)	(15)
Net income attributable to Leidos common stockholders	$205	$115

Earnings per share:
Basic	$1.44	$0.81
Diluted	1.42	0.80

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Net income	$205	$115
Foreign currency translation adjustments	(4)	(74)
Unrecognized gain (loss) on derivative instruments	13	(42)
Pension adjustments	—	1
Total other comprehensive income (loss), net of taxes	9	(115)
Comprehensive income attributable to Leidos common stockholders	$214	$—

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interests	—	—	—	—	—	38	38
Balance at April 2, 2021	141	$2,486	$1,484	$(37)	$3,933	$47	$3,980

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	$2,579	$961	$(185)	$3,355	$4	$3,359

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Cash flows from operations:
Net income	$205	$115
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	77	61
Stock-based compensation	15	15
Deferred income taxes	—	2
Other	(8)	28
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(10)	89
Other current assets and other long-term assets	5	(43)
Accounts payable and accrued liabilities and other long-term liabilities	(148)	25
Accrued payroll and employee benefits	50	68
Income taxes receivable/payable	53	12
Net cash provided by operating activities	239	372
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(218)	(1,642)
Payments for property, equipment and software	(26)	(44)
Other	—	1
Net cash used in investing activities	(244)	(1,685)
Cash flows from financing activities:
Proceeds from debt issuance	—	3,175
Payments of long-term debt	(26)	(1,927)
Payments for debt issuance costs	—	(12)
Dividend payments	(50)	(51)
Repurchases of stock and other	(123)	(32)
Capital contributions from non-controlling interests	38	—
Proceeds from issuances of stock	13	8
Net cash (used in) provided by financing activities	(148)	1,161
Net decrease in cash, cash equivalents and restricted cash	(153)	(152)
Cash, cash equivalents and restricted cash at beginning of period	687	717
Cash, cash equivalents and restricted cash at end of period	534	565
Less: restricted cash at end of period	157	120
Cash and cash equivalents at end of period	$377	$445

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$8	$—
Cash paid for interest	35	27
Non-cash investing activity:
Property, plant and equipment additions	$—	$13
Non-cash financing activity:
Finance lease obligations	$45	$6

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
The accompanying unaudited condensed financial information has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right-of-use assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 23, 2021.
Accounting Standards Updates ("ASU") Adopted
ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40)
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06 which simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separate embedded conversion features from the host convertible instruments. Additionally, the amendments in this update simplify the guidance in Subtopic 815-40 by removing certain criteria that must be satisfied in order to classify a contract as equity. This update also improves the consistency of earnings per share calculations by requiring an entity to use the if-converted method of calculating diluted earnings per share rather than the treasury stock method for convertible instruments and also by requiring the inclusion of the potential effect of shares settled in cash or shares in the diluted earnings per share calculation. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, and adopted using either a fully or modified retrospective approach. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.
Effective January 2, 2021, we adopted the requirements of ASU 2020-06 using the modified retrospective method. The adoption did not have an impact to our financial position, results of operations and earnings per share.
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848)
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
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the discounting transition through December 31, 2022. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. We are currently evaluating the impacts of reference rate reform. We currently use the one-month LIBOR for which the rate publication will cease in June 2023.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions, except per share amounts)
Favorable impact	$31	$24
Unfavorable impact	(19)	(7)
Net impact to income before income taxes	$12	$17

Impact on diluted EPS attributable to Leidos common stockholders	$0.06	$0.09
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $9 million and $20 million for the three months ended April 2, 2021 and April 3, 2020, respectively. The changes primarily relate to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets. At April 2, 2021 and January 1, 2021, $193 million and $237 million, respectively, of outstanding payments were included within "Cash and cash equivalents."

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract and cash collected from the sale of accounts receivable but not yet remitted to the financial institution (see "Note 9–Sale of Accounts Receivable"). Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $157 million and $163 million at April 2, 2021 and January 1, 2021, respectively.
Note 2–Revenues from Contracts with Customers
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. Remaining performance obligations do not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
As of April 2, 2021, we had $16.0 billion of RPO and expect to recognize approximately 51% and 82% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,407	$13	$158	$1,578
Other government agencies(1)	272	605	407	1,284
Commercial and non-U.S. customers	278	125	26	429
Total	$1,957	$743	$591	$3,291

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,285	$17	$124	$1,426
Other government agencies(1)	208	544	375	1,127
Commercial and non-U.S. customers	212	71	28	311
Total	$1,705	$632	$527	$2,864
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by contract-type were as follows:

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,163	$374	$99	$1,636
Firm-fixed-price	553	262	392	1,207
Time-and-materials and fixed-price-level-of-effort	241	107	100	448
Total	$1,957	$743	$591	$3,291

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,094	$346	$65	$1,505
Firm-fixed-price	440	173	373	986
Time-and-materials and fixed-price-level-of-effort	171	113	89	373
Total	$1,705	$632	$527	$2,864
Disaggregated revenues by geographic location were as follows:

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,713	$704	$591	$3,008
International	244	39	—	283
Total	$1,957	$743	$591	$3,291

	Three Months Ended April 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,513	$619	$527	$2,659
International	192	13	—	205
Total	$1,705	$632	$527	$2,864
Revenues by customer-type, contract-type and geographic location exclude lease income of $24 million and $25 million for the three months ended April 2, 2021 and April 3, 2020, respectively.
Contract Assets and Liabilities
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
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not solely subject to the passage of time. Unbilled receivables exclude amounts billable where the right to consideration is unconditional. Contract liabilities consist of deferred revenue.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	April 2, 2021	January 1, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$943	$906

Contract liabilities - current:
Deferred revenue	Accounts payable and accrued liabilities	$433	$481

Contract liabilities - non-current:
Deferred revenue	Other long-term liabilities	$18	$20
The decrease in deferred revenue was primarily due to revenue recognized during the period, partially offset by new milestone billings on certain contracts.
Revenue recognized for the three months ended April 2, 2021 of $144 million was included as a contract liability at January 1, 2021. Revenue recognized for the three months ended April 3, 2020 of $145 million was included as a contract liability at January 3, 2020.
Note 3–Acquisitions, Goodwill and Intangible Assets
1901 Group, LLC ("1901 Group") Acquisition
On January 14, 2021 (the "Closing Date"), we completed the acquisition of 1901 Group, LLC (the "1901 Group") for preliminary purchase consideration of $214 million, net of $2 million of cash acquired.
The preliminary goodwill recognized of $140 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as separate intangible assets. Of the goodwill recognized, $118 million is tax deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Closing Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	11	$40
Backlog	1	1
Technology	7	28
Total	9	$69
The preliminary fair value and related weighted average amortization period of the intangible assets acquired were based on an industry benchmarking analysis surrounding recent and relevant industry transactions. The difference between the benchmark estimate and ultimate fair value of intangible assets identified may be material.
As of April 2, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to intangible assets, accounts receivables, accounts payable and accrued liabilities.
For the three months ended April 2, 2021, $13 million of revenue related to the 1901 Group was recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SD&A Businesses Acquisition
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses"). The SD&A Businesses were acquired for cash consideration of $1,020 million, net of $26 million of cash acquired. The purchase consideration includes the initial cash payment of $1,015 million, plus a $31 million payment for contractual net working capital acquired. The SD&A Businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The addition of the SD&A Businesses expands the scope and scale of our global security detection and automation offerings.
The fair values of the assets acquired and liabilities assumed at the Transaction Date were as follows (in millions):

Cash	$26
Receivables	130
Inventory	106
Other current assets	29
Operating lease right-of-use assets	35
Property, plant and equipment	32
Intangible assets	355
Accounts payable and accrued liabilities	(135)
Accrued payroll and employee benefits	(8)
Operating lease liabilities	(32)
Deferred tax liabilities	(52)
Other long-term liabilities	(13)
Total identifiable net assets acquired	473
Goodwill	573
Purchase price	$1,046
As of April 2, 2021, we had substantially completed the determination of fair values of the acquired assets and liabilities assumed. The fair values not yet finalized primarily related to inventory and deferred taxes.
The goodwill represents intellectual capital and the acquired assembled workforce. Of the goodwill recognized, $420 million is deductible for tax purposes.
The following table summarizes the fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$141
Customer relationships	10	49
Technology	10	73
In-process research and development ("IPR&D")(1)		92
Total	11	$355
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
For the three months ended April 2, 2021, $72 million of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.

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
The final fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Cash	$18
Receivables	158
Inventory	47
Other current assets	18
Operating lease right-of-use assets	25
Property, plant and equipment	172
Intangible assets	528
Other assets	8
Accounts payable and accrued liabilities	(50)
Accrued payroll and employee benefits	(29)
Operating lease liabilities	(20)
Other long-term liabilities	(4)
Total identifiable net assets acquired	871
Goodwill	789
Purchase price	$1,660
As of January 31, 2021, we had completed the determination of fair values of the acquired assets and liabilities assumed. The goodwill represents intellectual capital and the acquired assembled workforce. All of the goodwill recognized is deductible for tax purposes.
The following table summarizes the final fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$485
Backlog	1	32
Technology	11	11
Total	12	$528
For the three months ended April 2, 2021 and April 3, 2020, $298 million and $129 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics, the SD&A Businesses, and 1901 Group:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Acquisition costs	$—	$8
Integration costs	5	1
Total acquisition and integration costs	$5	$9
These acquisition and integration costs are recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the condensed consolidated statements of income.
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

Three Months Ended
April 3, 2020
(in millions, except per share amounts)
Revenues	$3,080
Net income attributable to Leidos common stockholders	121

Earnings per share:
Basic	$0.85
Diluted	0.84
The unaudited pro forma financial information above includes the following nonrecurring significant adjustment made to account for certain costs incurred as if the acquisitions had been completed on December 29, 2018:
•Acquisition-related costs of $8 million for the three months ended April 3, 2020 were excluded within the pro forma financial information for fiscal 2020 and were included within the supplemental pro forma earnings for fiscal 2019.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 3, 2020	$2,039	$1,907	$966	$4,912
Goodwill re-allocation	429	(429)	—	—
Acquisition of Dynetics and the SD&A Businesses	788	569	—	1,357
Foreign currency translation adjustments	44	—	—	44
Goodwill at January 1, 2021	3,300	2,047	966	6,313
Acquisition of Dynetics, the SD&A Businesses and 1901 Group	141	4	—	145
Foreign currency translation adjustments	(2)	—	—	(2)
Goodwill at April 2, 2021	$3,439	$2,051	$966	$6,456
There were no goodwill impairments during the three months ended April 2, 2021 and April 3, 2020.
Intangible Assets
Intangible assets, net consisted of the following:

	April 2, 2021			January 1, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,673	$(731)	$942	$1,632	$(687)	$945
Software and technology	218	(106)	112	188	(100)	88
Customer relationships	94	(12)	82	93	(10)	83
Backlog	33	(32)	1	32	(29)	3
Trade names	1	—	1	1	—	1
Total finite-lived intangible assets	2,019	(881)	1,138	1,946	(826)	1,120
Indefinite-lived intangible assets:
In-process research and development	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,115	$(881)	$1,234	$2,042	$(826)	$1,216
Amortization expense was $55 million and $43 million for the three months ended April 2, 2021 and April 3, 2020, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The estimated annual amortization expense as of April 2, 2021, was as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$157
2022	207
2023	182
2024	134
2025	110
2026 and thereafter	348
$1,138

Note 4–Fair Value Measurements
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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	April 2, 2021		January 1, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$82	$82	$103	$103
As of April 2, 2021, our derivatives primarily consisted of the cash flow interest rate swaps on $1.1 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million as of April 2, 2021, and January 1, 2021, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of April 2, 2021, and January 1, 2021, the fair value of debt was $5.1 billion and $5.2 billion, respectively, and the carrying amount was $4.8 billion and $4.7 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On January 14, 2021, May 4, 2020 and January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of 1901 Group, SD&A Businesses and Dynetics, respectively (see "Note 3–Acquisitions, Goodwill and Intangible Assets"). The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of April 2, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 5–Derivative Instruments
We manage our risk to changes in interest rates through the use of derivative instruments. We do not hold derivative instruments for trading or speculative purposes. For variable rate borrowings, we use fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps are designated as cash flow hedges.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The fair value of the interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	April 2, 2021	January 1, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$82	$103
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.1 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate.
The interest rate swap transactions were accounted for as cash flow hedges. The gain/loss on the swaps is reported as a component of other comprehensive loss and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$45	$48

Amount recognized in other comprehensive income (loss)	$12	$(55)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	$5	$—
We expect to reclassify net losses of $18 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	April 2, 2021(1)	January 1, 2021(1)
			(in millions)
Senior unsecured term loans:
$1,925 million Term Loan, due January 2025	1.49%	1.75%	1,368	1,391
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	497	497
$500 million notes, due May 2025	3.63%	3.76%	496	496
$750 million notes due May 2030	4.38%	4.50%	737	737
$1,000 million notes, due February 2031	2.30%	2.38%	989	989
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.84%-5.49%	Various	58	13
Total long-term debt			4,766	4,744
Less: current portion			(103)	(100)
Total long-term debt, net of current portion			$4,663	$4,644
(1) The carrying amounts of the senior term loans and notes as of April 2, 2021, and January 1, 2021, include the remaining principal outstanding of $4,758 million and $4,782 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $50 million and $51 million, respectively.
Term Loans and Revolving Credit Facility
We have a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility").
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
Principal Payments and Debt Issuance Costs
Excluding our prior year refinancing activity, we made principal payments on our long-term debt of $26 million and $2 million during the three months ended April 2, 2021 and April 3, 2020, respectively. This activity included required principal payments on our term loans of $24 million during the three months ended April 2, 2021. As of April 2, 2021 and January 1, 2021, there were no borrowings outstanding under the Revolving Facility.
For the three months ended April 3, 2020, $19 million of debt discount and debt issuance costs were written off related to the prior year refinancing activity. Amortization of debt discount and debt issuance costs was $2 million and $4 million for the three months ended April 2, 2021 and April 3, 2020, respectively.
The senior unsecured term loans, notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of April 2, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at January 3, 2020	$(33)	$(33)	$(4)	$(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at January 1, 2021	30	(70)	(6)	(46)
Other comprehensive income (loss)	(5)	12	—	7
Taxes	1	(4)	—	(3)
Reclassification from accumulated other comprehensive loss	—	5	—	5
Balance at April 2, 2021	$26	$(57)	$(6)	$(37)
Reclassifications from unrecognized loss on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Basic weighted average number of shares outstanding	142	142
Dilutive common share equivalents—stock options and other stock awards	2	2
Diluted weighted average number of shares outstanding	144	144
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three months ended April 2, 2021 and April 3, 2020.
During the three months ended April 2, 2021, we made open market repurchases of our common stock for an aggregate purchase price of $100 million. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9–Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During the three months ended April 2, 2021 and April 3, 2020, we sold $465 million and $564 million, respectively, of accounts receivable under the agreements and received proceeds of $464 million and $563 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows.
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
Sold receivables activity for the periods presented was as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Sales of accounts receivable	$465	$564
Cash collections on sold receivables remitted to financial institution	(371)	(367)
Outstanding balance sold to financial institution	94	197
Cash collected but not yet remitted to financial institution	(19)	(60)
Sold receivables due from customers	$75	$137
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Revenues:
Defense Solutions	$1,958	$1,705
Civil	766	654
Health	591	530
Total revenues	$3,315	$2,889

Operating income (loss):
Defense Solutions	$152	$95
Civil	74	59
Health	102	73
Corporate	(20)	(35)
Total operating income	$308	$192

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other expense, net" and "Income tax expense" as reported in the condensed consolidated financial statements are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 11–Commitments and Contingencies
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
On April 5, 2021, MSA finalized the settlement of the False Claims Act litigation in the Eastern District of Washington and the related contract claim at the Civilian Board of Contract Appeals. Under the settlement of the False Claims Act litigation, MSA and Lockheed Martin will each pay $3 million to the government. Under the settlement of the contract claim, DoE will pay MSA approximately $37 million. Both agreements contain customary terms and conditions including appropriate waivers and releases (except for criminal liability) and no admission of wrongdoing.
There remain other outstanding matters in dispute between DoE and MSA as the two parties work to close out the Mission Support Contract. As of April 2, 2021, we believe we have adequately reserved for any potential liabilities related to these disputes.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Class Action Lawsuit
On March 2, 2021, Leidos and certain current officers of Leidos were named as defendants in a putative class action securities lawsuit filed in the U.S. District Court for the Southern District of New York. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to alleged misstatements or omissions in Leidos' public filings with the SEC and other public statements during the period from May 4, 2020 to February 23, 2021 relating, among other things, to Leidos' acquisition of the SD&A Businesses. The plaintiff seeks to recover from the Company and the individual defendants an unspecified amount of damages at this time. We believe the suit lacks merit and we intend to vigorously defend against it.
Other Contingencies
VirnetX, Inc. ("VirnetX")
On April 10, 2018, a jury trial concluded in an additional patent infringement case brought by VirnetX against Apple, referred to as the Apple II case, in which the jury returned a verdict against Apple for infringement and awarded VirnetX damages in the amount of over $502 million. On April 11, 2018, in a second phase of the Apple II trial, the jury found Apple's infringement to be willful. On August 30, 2018, the federal trial court in the Eastern District of Texas entered a final judgment and rulings on post-trial motions in the Apple II case. The court affirmed the jury’s verdict of over $502 million and granted VirnetX’s motions for supplemental damages, a sunset royalty and royalty rate of $1.20 per infringing device, along with pre-judgment and post-judgment interest and costs. The court denied VirnetX’s motions for enhanced damages, attorneys’ fees and an injunction. The court also denied Apple’s motions for judgment as a matter of law and for a new trial. An additional sum of over $93 million for costs and pre-judgment interest was subsequently agreed upon pursuant to a court order, bringing the total award to VirnetX in the Apple II case to over $595 million. Apple filed an appeal of the judgment in the Apple II case with the U.S. Court of Appeals for the Federal Circuit, and on November 22, 2019, the Federal Circuit affirmed in part, reversed in part and remanded the Apple II case back to the District Court. The Federal Circuit affirmed that Apple infringed two of the patents at issue in the case, and ruled that Apple is precluded from making certain patent invalidity arguments. However, the Federal Circuit reversed the judgment that Apple infringed two other patents at issue, vacated the prior damages awarded in the Apple II case, and remanded the Apple II case back to the District Court for further proceedings regarding damages. On April 23, 2020, the District Court ordered a new trial on damages in the Apple II case, which was delayed by the coronavirus pandemic and started on October 26, 2020. On October 30, 2020, the jury awarded VirnetX $503 million in damages and specified a royalty rate of $0.84 per infringing device. Apple is expected to appeal this decision. In January 2021, the District Court entered final judgment affirming the jury award and the parties separately agreed on additional costs and interest of over $75 million, subject to Apple's appeal. On February 4, 2021, Apple filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in the Apple II case.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 2, 2021, indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of April 2, 2021, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Commitments
We have outstanding letters of credit of $84 million as of April 2, 2021, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $138 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of April 2, 2021, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$104
2022	98
2023	2
2024	2
2025	2
2026 and thereafter	14
$222

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
Overview
We are a FORTUNE 500® science, engineering and information technology company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capability and cross-market innovations to customers in each of these markets by leveraging five technical core competencies: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies as well as foreign government agencies. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
COVID-19
For the three months ended April 2, 2021, COVID-19 did not have a material impact to revenues and operating income. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted. While we have been able to make some recoveries, the ultimate timing and amount of recoveries remain uncertain as they will depend on a range of government actions, including each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, including the availability of funds. As a result of Congress passing government fiscal year ("GFY") 2021 appropriations, the relief from the CARES Act has been extended until September 30, 2021.
Business Environment and Trends
U.S. Government Markets
During the three months ended April 2, 2021, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On April 9, 2021, the President submitted the GFY 2022 discretionary funding request to Congress.The submission provided spending levels for defense and non-defense federal agencies.The Administration plans to release the full President’s Budget in May of 2021, providing additional details of the discretionary requests and non-discretionary spending. The GFY 2022 funding request follows the passage of the $1.9 trillion American Rescue Plan Act of 2021 in March and the proposed $2.25 trillion American Jobs Plan.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 9% of total revenues for the three months ended April 2, 2021. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	April 2, 2021	April 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,315	$2,889	$426	14.7%

Operating income	308	192	116	60.4%
Non-operating expense, net	(46)	(62)	16	(25.8)%
Income before income taxes	262	130	132	101.5%
Income tax expense	(57)	(15)	(42)	NM
Net income attributable to Leidos common stockholders	$205	$115	$90	78.3%
Operating margin	9.3%	6.6%
NM - Not Meaningful
Segment and Corporate Results

	Three Months Ended
Defense Solutions	April 2, 2021	April 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$1,958	$1,705	$253	14.8%
Operating income	152	95	57	60.0%
Operating margin	7.8%	5.6%
The increase in revenues for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to program wins, a net increase in volumes on certain programs and a $24 million benefit in exchange rate movements. The acquisition of Dynetics contributed incremental revenues of $83 million in the current quarter, which represents an additional month of revenues as compared to the prior year quarter and our acquisition of the 1901 Group contributed $13 million of revenues. The increases in revenues were partially offset by the completion of certain contracts.
The increase in operating income for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily due to program wins, a net increase in volumes on certain higher margin programs and lower indirect expenditures. This was partially offset by the completion of certain contracts.

	Three Months Ended
Civil	April 2, 2021	April 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$766	$654	$112	17.1%
Operating income	74	59	15	25.4%
Operating margin	9.7%	9.0%

LEIDOS HOLDINGS, INC.

The increase in revenues for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to $72 million of revenues related to the acquisition of L3Harris Technologies' security detection and automation business (the "SD&A Businesses") in the second quarter of fiscal 2020 and a net increase in program volumes.
The increase in operating income for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to a $26 million net benefit from an adjustment to legal reserves related to the Mission Support Alliance joint venture, partially offset by $8 million of increased amortization related to intangible assets from the acquisition of the SD&A Businesses.

	Three Months Ended
Health	April 2, 2021	April 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$591	$530	$61	11.5%
Operating income	102	73	29	39.7%
Operating margin	17.3%	13.8%
The increase in revenues for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to a net increase in higher margin program volumes.

	Three Months Ended
Corporate	April 2, 2021	April 3, 2020	Dollar change	Percent change
	(dollars in millions)
Operating loss	(20)	(35)	15	(42.9)%
The decrease in operating loss for the three months ended April 2, 2021, as compared to the three months ended April 3, 2020, was primarily attributable to a net decrease in acquisition and integration costs and a decrease in litigation costs.
Non-Operating Expense, net
Non-operating expense, net for the three months ended April 2, 2021 was $46 million as compared to $62 million for the three months ended April 3, 2020. The change was primarily due to $19 million of debt discount and debt issuance costs written off during the prior year quarter related to the refinancing of our term loans.
Provision for Income Taxes
For the three months ended April 2, 2021, our effective tax rate was 21.8% compared to 11.5% for the three months ended April 3, 2020. The increase in the effective tax rate was primarily due to a decrease in benefits related to employee stock-based payments and a prior period release of a valuation allowance related to foreign tax credits.
Bookings and Backlog
We recorded net bookings worth an estimated $3.8 billion during the three months ended April 2, 2021, as compared to $5.5 billion for the three months ended April 3, 2020.

LEIDOS HOLDINGS, INC.

The estimated value of our total backlog was as follows:

	April 2, 2021	January 1, 2021
	(in millions)
Defense Solutions:
Funded backlog	$4,142	$3,710
Negotiated unfunded backlog	14,393	14,721
Total Defense Solutions backlog	$18,535	$18,431
Civil:
Funded backlog	$1,531	$1,398
Negotiated unfunded backlog	6,857	7,051
Total Civil backlog	$8,388	$8,449
Health:
Funded backlog	$1,310	$1,486
Negotiated unfunded backlog	4,348	3,546
Total Health backlog	$5,658	$5,032
Total:
Funded backlog	$6,983	$6,594
Negotiated unfunded backlog	25,598	25,318
Total backlog	$32,581	$31,912
The change in backlog for the Defense Solutions reportable segment reflects $115 million of backlog acquired as a result of the acquisition of 1901 Group.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at April 2, 2021 included a benefit of $20 million when compared to total backlog at January 1, 2021, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of April 2, 2021, we had $377 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of April 2, 2021, there were no borrowings outstanding under the credit facility and we were in compliance with the related financial covenants.
At April 2, 2021, and January 1, 2021, we had outstanding debt of $4.8 billion and $4.7 billion, respectively.
We made principal payments on our long-term debt of $26 million and $2 million during the three months ended April 2, 2021 and April 3, 2020, respectively. This activity included required principal payments on our term loans of $24 million during the three months ended April 2, 2021. The senior unsecured term loans and notes contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of April 2, 2021.
We paid dividends of $50 million and $51 million during the three months ended April 2, 2021 and April 3, 2020, respectively.
During the three months ended April 2, 2021 and April 3, 2020, we sold $465 million and $564 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $464 million and $563 million, respectively (see "Note 9–Sale of Accounts Receivable").

LEIDOS HOLDINGS, INC.

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
During the three months ended April 2, 2021, we made open market repurchases of our common stock for an aggregate purchase price of $100 million.
COVID-19 has negatively impacted the financial markets and may impact our liquidity; we will continue to assess our liquidity needs as the pandemic evolves.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings under our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	April 2, 2021	April 3, 2020
	(in millions)
Net cash provided by operating activities	$239	$372
Net cash used in investing activities	(244)	(1,685)
Net cash (used in) provided by financing activities	(148)	1,161
Net decrease in cash, cash equivalents and restricted cash	$(153)	$(152)
Net cash provided by operating activities decreased $133 million for the three months ended April 2, 2021, when compared to the prior year quarter. The decrease was primarily due to the lower customer advance payments, lower sale of accounts receivable and the timing of vendor payments.
Net cash used in investing activities decreased $1,441 million for the three months ended April 2, 2021, when compared to the prior year quarter, primarily due to $214 million of net cash paid related to the acquisition of 1901 Group compared to $1,642 million of net cash paid related to the acquisition of Dynetics in the prior year quarter.
Net cash used in financing activities increased $1,309 million for the three months ended April 2, 2021, when compared to the prior year quarter, primarily due to $1,250 million of proceeds received related to the issuance of the Bridge Facility in the prior year quarter, open market stock repurchases of $100 million and the timing of quarterly principal payments, partially offset by $38 million of capital contributions to Hanford Mission Integration Solutions from non-controlling interests.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Guarantor and Issuer of Guaranteed Securities
Leidos Holdings, Inc.has fully and unconditionally guaranteed the obligations of its subsidiary, Leidos, Inc. under its $500 million notes due May 2023, $500 million notes due May 2025, $750 million due May 2030 and $1,000 million notes due February 2031 (collectively, "the Notes"). The underlying subsidiaries of Leidos, Inc do not guarantee these obligations and have been excluded from the financial information presented below.
We have entered into registration rights agreements, pursuant to which we agreed to use reasonable best efforts to file registration statements to permit the exchange of the Notes and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the Notes and related guarantees under certain circumstances.
Summarized financial information for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the year ended April 2, 2021 was as follows (in millions):
Balance Sheet

Total current assets	$1,774
Goodwill	4,142
Investments in consolidated subsidiaries	4,503
Other long-term assets	1,435
Total assets	$11,854

Total current liabilities	$2,086
Long-term debt, net of current portion	4,661
Intercompany payables	1,174
Other long-term liabilities	834
Total liabilities	8,755
Total equity	3,099
Total liabilities and stockholders' equity	$11,854
Income Statement

Revenues, net	$2,220
Operating income	197
Net income attributable to Leidos common stockholders	96

Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 1, 2021 except for the elimination of the Income Taxes critical accounting policy.
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended January 1, 2021.

LEIDOS HOLDINGS, INC.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 2, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On January 14, 2021 and May 4, 2020, we completed the acquisitions of 1901 Group and the SD&A Businesses, respectively. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded 1901 Group and the SD&A Businesses from our evaluation for the first quarter of fiscal 2021. We are in the process of integrating 1901 Group and the SD&A Businesses into our system of internal control over financial reporting. As of April 2, 2021, we completed the integration of Dynetics into our controls over financial reporting.
Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
On February 16, 2018, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion.
The following table presents repurchases of Leidos common stock during the quarter ended April 2, 2021:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2, 2021 - January 31, 2021	—	$—	—	7,057,908
February 1, 2021 - February 28, 2021	—	—	—	7,057,908
March 1, 2021 - March 31, 2021	1,100,451	91.29	1,095,343	5,962,565
April 1, 2021 - April 2, 2021	—	—	—	5,962,565
Total	1,100,451	$—	1,095,343
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
Date: May 4, 2021

Leidos Holdings, Inc.

/s/ James C. Reagan
James C. Reagan Executive Vice President and Chief Financial Officer and as a duly authorized officer