Form 10-Q
period 2021-07-02
Leidos Holdings, Inc.
filed 2021-08-03
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 26, 2021, was 141,565,183 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2, 2021	January 1, 2021
	(in millions)
Assets:
Cash and cash equivalents	$338	$524
Receivables, net	2,271	2,137
Inventory, net	251	276
Other current assets	403	402
Total current assets	3,263	3,339
Property, plant and equipment, net	654	604
Intangible assets, net	1,329	1,216
Goodwill	6,707	6,313
Operating lease right-of-use assets, net	634	581
Other assets	448	458
Total assets	$13,035	$12,511

Liabilities:
Accounts payable and accrued liabilities	$1,944	$2,175
Accrued payroll and employee benefits	683	632
Short-term debt and current portion of long-term debt	481	100
Total current liabilities	3,108	2,907
Long-term debt, net of current portion	4,639	4,644
Operating lease liabilities	600	564
Deferred tax liabilities	255	234
Other long-term liabilities	285	291
Total liabilities	8,887	8,640

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 142 million shares issued and outstanding at July 2, 2021 and January 1, 2021	—	—
Additional paid-in capital	2,509	2,580
Retained earnings	1,605	1,328
Accumulated other comprehensive loss	(15)	(46)
Total Leidos stockholders’ equity	4,099	3,862
Non-controlling interest	49	9
Total stockholders' equity	4,148	3,871
Total liabilities and stockholders' equity	$13,035	$12,511

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions, except per share amounts)
Revenues	$3,448	$2,914	$6,763	$5,803
Cost of revenues	2,950	2,531	5,798	5,025
Selling, general and administrative expenses	224	195	392	383
Bad debt expense and recoveries	(1)	(81)	(10)	(72)
Acquisition, integration and restructuring costs	10	16	15	28
Asset impairment charges	—	11	—	11
Equity earnings of non-consolidated subsidiaries	(4)	(7)	(9)	(13)
Operating income	269	249	577	441
Non-operating expense:
Interest expense, net	(46)	(41)	(91)	(89)
Other expense, net	—	(16)	(1)	(30)
Income before income taxes	223	192	485	322
Income tax expense	(53)	(38)	(110)	(53)
Net income	$170	$154	$375	$269
Less: net income attributable to non-controlling interest	1	1	1	1
Net income attributable to Leidos common stockholders	$169	$153	$374	$268

Earnings per share:
Basic	$1.20	$1.08	$2.65	$1.89
Diluted	1.18	1.06	2.62	1.86

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Net income	$170	$154	$375	$269
Foreign currency translation adjustments	21	61	17	(13)
Unrecognized gain (loss) on derivative instruments	1	(3)	14	(45)
Pension adjustments	—	—	—	1
Total other comprehensive income (loss), net of taxes	22	58	31	(57)
Comprehensive income	192	212	406	212
Less: net income attributable to non-controlling interest	1	1	1	1
Comprehensive income attributable to Leidos common stockholders	$191	$211	$405	$211

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interests	—	—	—	—	—	38	38
Balance at April 2, 2021	141	2,486	1,484	(37)	3,933	47	3,980
Net income	—	$—	$169	$—	$169	$1	$170
Other comprehensive income, net of taxes	—	—	—	22	22	—	22
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(3)	—	—	(3)	—	(3)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	17	—	—	17	—	17
Net capital contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at July 2, 2021	142	$2,509	$1,605	$(15)	$4,099	$49	$4,148

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	2,579	961	(185)	3,355	4	3,359
Net income	—	—	153	—	153	1	154
Other comprehensive loss, net of taxes	—	—	—	58	58	—	58
Issuances of stock	—	8	—	—	8	—	8
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interests	—	—	—	—	—	4	4
Balance at July 3, 2020	142	$2,600	$1,065	$(127)	$3,538	$9	$3,547

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 2, 2021	July 3, 2020
	(in millions)
Cash flows from operations:
Net income	$375	$269
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	157	132
Stock-based compensation	32	30
Loss on debt extinguishment	—	31
Asset impairment charges	—	11
Deferred income taxes	3	(1)
Other	(11)	11
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(89)	226
Other current assets and other long-term assets	91	15
Accounts payable and accrued liabilities and other long-term liabilities	(347)	(44)
Accrued payroll and employee benefits	46	70
Income taxes receivable/payable	(1)	44
Net cash provided by operating activities	256	794
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(593)	(2,610)
Payments for property, equipment and software	(47)	(90)
Other	—	1
Net cash used in investing activities	(640)	(2,699)
Cash flows from financing activities:
Proceeds from debt issuance	380	6,225
Payments of long-term debt	(53)	(4,203)
Payments for debt issuance costs	—	(39)
Dividend payments	(98)	(99)
Repurchases of stock and other	(126)	(34)
Capital distributions to non-controlling interests	(3)	—
Capital contributions from non-controlling interests	42	4
Proceeds from issuances of stock	23	16
Net cash provided by financing activities	165	1,870
Net decrease in cash, cash equivalents and restricted cash	(219)	(35)
Cash, cash equivalents and restricted cash at beginning of period	687	717
Cash, cash equivalents and restricted cash at end of period	468	682
Less: restricted cash at end of period	130	94
Cash and cash equivalents at end of period	$338	$588

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$110	$7
Cash paid for interest	102	82
Non-cash investing activity:
Property, plant and equipment additions	$—	$15
Non-cash financing activity:
Finance lease obligations	$45	$12
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
ASU 2021-05, Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU 2021-05, which amends lessor’s accounting for leases with variable lease payments classified as sales-type or direct financing leases. The amendments in this update modify the lease classification requirements for lessors, whereby leases with variable lease payments that are not dependent on a reference index or a rate will be accounted for as operating leases if classification as a sales-type or direct financing lease would have resulted in a day-one loss. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2021, as well as interim periods within those fiscal years, and can be adopted using either a prospective or retrospective approach. Early adoption is also permitted. We are currently evaluating the impact and adoption approach for this update.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions, except per share amounts)
Favorable impact	$37	28	$68	$52
Unfavorable impact	(29)	(19)	(48)	(26)
Net impact to income before income taxes	$8	$9	$20	$26

Impact on diluted EPS attributable to Leidos common stockholders	$0.04	$0.05	$0.11	$0.14
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $9 million and $18 million for the three and six months ended July 2, 2021, respectively, and $12 million and $32 million for the three and six months ended July 3, 2020, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets. At July 2, 2021 and January 1, 2021, $196 million and $237 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract and cash collected from the sale of accounts receivable but not yet remitted to the financial institution (see "Note 9–Sale of Accounts Receivable"). Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $130 million and $163 million at July 2, 2021 and January 1, 2021, respectively.
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
As of July 2, 2021, we had $14.6 billion of RPO and expect to recognize approximately 51% and 81% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by customer-type were as follows:

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,466	$13	$184	$1,663	$2,873	$26	$342	$3,241
Other government agencies(1)	237	625	435	1,297	509	1,230	842	2,581
Commercial and non-U.S. customers	300	131	26	457	578	256	52	886
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,362	$12	$123	$1,497	$2,647	$29	$247	$2,923
Other government agencies(1)	175	615	247	1,037	383	1,159	622	2,164
Commercial and non-U.S. customers	219	112	27	358	431	183	55	669
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,234	$405	$125	$1,764	$2,397	$779	$224	$3,400
Firm-fixed-price	526	248	419	1,193	1,079	510	811	2,400
Time-and-materials and fixed-price-level-of-effort	243	116	101	460	484	223	201	908
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,105	$343	$64	$1,512	$2,199	$689	$129	$3,017
Firm-fixed-price	462	289	237	988	902	462	610	1,974
Time-and-materials and fixed-price-level-of-effort	189	107	96	392	360	220	185	765
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by geographic location were as follows:

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,746	$728	$645	$3,119	$3,459	$1,432	$1,236	$6,127
International	257	41	—	298	501	80	—	581
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708

	Three Months Ended July 3, 2020				Six Months Ended July 3, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,560	$691	$397	$2,648	$3,073	$1,310	$924	$5,307
International	196	48	—	244	388	61	—	449
Total	$1,756	$739	$397	$2,892	$3,461	$1,371	$924	$5,756
Revenues by customer-type, contract-type and geographic location exclude lease income of $31 million and $55 million for the three and six months ended July 2, 2021, respectively, and $22 million and $47 million for the three and six months ended July 3, 2020, respectively.
Contract Assets and Liabilities
Performance obligations are satisfied either over time as work progresses or at a point in time. Firm-fixed-price contracts are typically billed to the customer using milestone payments while cost-reimbursable and time and materials contracts are typically billed to the customer on a monthly or bi-weekly basis as indicated by the negotiated billing terms and conditions of the contract. As a result, the timing of revenue recognition, customer billings and cash collections for each contract results in a net contract asset or liability at the end of each reporting period.
Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer, where right to payment is not solely subject to the passage of time. Unbilled receivables exclude amounts billable where the right to consideration is unconditional. Contract liabilities consist of deferred revenue, which represents cash advances received prior to performance for programs and billings in excess of revenue recognized.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	July 2, 2021	January 1, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,029	$906

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$320	$481

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$18	$20
(1) Certain contracts record revenue on a net contract basis, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to the timing of billings and the acquisitions of Gibbs & Cox, Inc. ("Gibbs & Cox") and 1901 Group, LLC ("1901 Group"), partially offset by revenue recognized on certain contracts. The decrease in deferred revenue was primarily due to the timing of advance payments and revenue recognized during the period.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue recognized for the three and six months ended July 2, 2021 of $78 million and $222 million, respectively, was included as a contract liability at January 1, 2021. Revenue recognized for the three and six months ended July 3, 2020 of $81 million and $226 million, respectively, was included as a contract liability at January 3, 2020.
Note 3–Acquisitions, Goodwill and Intangible Assets
Gibbs & Cox Acquisition
On May 7, 2021 (the "Purchase Date"), we completed the acquisition of Gibbs & Cox for preliminary purchase consideration of approximately $376 million, net of $1 million of cash acquired. Gibbs & Cox is an independent engineering and design firm specializing in naval architecture, marine engineering, management support and engineering consulting.
The preliminary goodwill recognized of $244 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	10	$101
Technology	10	20
Trade names	5	4
Total	10	$125
The preliminary fair value and related weighted average amortization period of the intangible assets acquired were based on an industry benchmarking analysis surrounding recent and relevant industry transactions. The difference between the benchmark estimate and ultimate fair value of intangible assets identified may be material.
As of July 2, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, intangible assets, accounts receivables, accounts payable and accrued liabilities and other long-term liabilities.
1901 Group Acquisition
On January 14, 2021 (the "Closing Date"), we completed the acquisition of 1901 Group for preliminary purchase consideration of $212 million, net of $2 million of cash acquired.
The preliminary goodwill recognized of $123 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as separate intangible assets. Of the goodwill recognized, $103 million is tax deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Closing Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Technology	8	$43
Programs	10	37
Backlog	1	5
Total	8	$85
As of July 2, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to intangible assets, accounts receivables, accounts payable and accrued liabilities.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended July 2, 2021, $37 million and $50 million, respectively, of revenues related to the Gibbs & Cox and 1901 Group acquisitions were recognized within the Defense Solutions reportable segment.
SD&A Businesses Acquisition
On May 4, 2020 (the "Transaction Date"), we completed the acquisition of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses"). The SD&A Businesses were acquired for cash consideration of $1,019 million, net of $27 million of cash acquired. The purchase consideration includes the initial cash payment of $1,015 million, plus a $31 million payment for contractual net working capital acquired. The SD&A Businesses provide airport and critical infrastructure screening products, automated tray return systems and other industrial automation products. The addition of the SD&A Businesses expands the scope and scale of our global security detection and automation offerings.
The final fair values of the assets acquired and liabilities assumed at the Transaction Date were as follows (in millions):

Cash	$27
Receivables	128
Inventory	106
Other current assets	26
Operating lease right-of-use assets	35
Property, plant and equipment	32
Intangible assets	355
Accounts payable and accrued liabilities	(132)
Accrued payroll and employee benefits	(8)
Operating lease liabilities	(32)
Deferred tax liabilities	(52)
Other long-term liabilities	(13)
Total identifiable net assets acquired	472
Goodwill	574
Purchase price	$1,046
As of July 2, 2021, we had completed the determination of fair values of the acquired assets and liabilities assumed. The goodwill represents intellectual capital and the acquired assembled workforce. Of the goodwill recognized, $432 million is deductible for tax purposes.
The following table summarizes the final fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$141
Customer relationships	10	49
Technology	10	73
In-process research and development ("IPR&D")(1)		92
Total	11	$355
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
For the three and six months ended July 2, 2021, $74 million and $146 million, respectively, of revenues related to the SD&A Businesses were recognized within the Civil reportable segment. For the three and six months ended July 3, 2020, $80 million of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.

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
The final goodwill recognized of $789 million represents intellectual capital and the acquired assembled workforce. All of the goodwill recognized is deductible for tax purposes.
The following table summarizes the final fair value of intangible assets acquired at the Acquisition Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$485
Backlog	1	32
Technology	11	11
Total	12	$528
For the six months ended July 2, 2021 and July 3, 2020, $567 million and $335 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics, the SD&A Businesses, 1901 Group and Gibbs & Cox:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Acquisition costs	$4	$12	$4	$23
Integration costs	4	3	9	3
Total acquisition and integration costs	$8	$15	$13	$26
These acquisition and integration costs are recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 3, 2020	$2,039	$1,907	$966	$4,912
Goodwill re-allocation	429	(429)	—	—
Acquisitions of Dynetics and the SD&A Businesses	788	569	—	1,357
Foreign currency translation adjustments	44	—	—	44
Goodwill at January 1, 2021	3,300	2,047	966	6,313
Acquisitions of Dynetics, the SD&A Businesses, 1901 Group and Gibbs & Cox	368	5	—	373
Foreign currency translation adjustments	(13)	34	—	21
Goodwill at July 2, 2021	$3,655	$2,086	$966	$6,707
There were no goodwill impairments during the six months ended July 2, 2021 and July 3, 2020.
Intangible Assets
Intangible assets, net consisted of the following:

	July 2, 2021			January 1, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,774	$(775)	$999	$1,632	$(687)	$945
Software and technology	255	(112)	143	188	(100)	88
Customer relationships	98	(14)	84	93	(10)	83
Backlog	37	(34)	3	32	(29)	3
Trade names	5	(1)	4	1	—	1
Total finite-lived intangible assets	2,169	(936)	1,233	1,946	(826)	1,120
Indefinite-lived intangible assets:
In-process research and development	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,265	$(936)	$1,329	$2,042	$(826)	$1,216
Amortization expense was $55 million and $110 million for the three and six months ended July 2, 2021, respectively, and $51 million and $94 million for the three and six months ended July 3, 2020, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The estimated annual amortization expense as of July 2, 2021, was as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$113
2022	230
2023	204
2024	152
2025	125
2026 and thereafter	409
$1,233

Note 4–Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable, either directly or indirectly, or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires us to develop our own assumptions about the assumptions that market participants would use in pricing the asset or liability (Level 3).
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	July 2, 2021		January 1, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$78	$78	$103	$103
As of July 2, 2021, our derivatives primarily consisted of the cash flow interest rate swaps on $1.1 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million as of July 2, 2021, and January 1, 2021, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of July 2, 2021, and January 1, 2021, the fair value of debt was $5.5 billion and $5.2 billion, respectively, and the carrying amount was $5.1 billion and $4.7 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, January 14, 2021, May 4, 2020 and January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Gibbs & Cox, 1901 Group, SD&A Businesses and Dynetics, respectively (see "Note 3–Acquisitions, Goodwill and Intangible Assets"). The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of July 2, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The fair value of the interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	July 2, 2021	January 1, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$78	$103
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
The effect of the cash flow hedges on other comprehensive loss and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$46	$41	$91	$89

Amount recognized in other comprehensive income (loss)	$(3)	$(7)	$9	$(62)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$4	$4	$9	$4
We expect to reclassify net losses of $21 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	July 2, 2021(1)	January 1, 2021(1)
			(in millions)
Short-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2022	1.24%	1.34%	$380	$—

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	1.49%	1.75%	1,345	1,391
Senior secured notes:
$500 million notes, due May 2023(2)	2.95%	3.17%	498	—
$500 million notes, due May 2025(2)	3.63%	3.76%	496	—
$750 million notes due May 2030(2)	4.38%	4.50%	737	—
$1,000 million notes, due February 2031(2)	2.30%	2.38%	989	—
Senior unsecured notes:
$500 million notes, due May 2023(2)	2.95%	3.17%	—	497
$500 million notes, due May 2025(2)	3.63%	3.76%	—	496
$750 million notes due May 2030(2)	4.38%	4.50%	—	737
$1,000 million notes, due February 2031(2)	2.30%	2.38%	—	989
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.56%-5.49%	Various	54	13
Total long-term debt			4,740	4,744
Less current portion			(101)	(100)
Total long-term debt, net of current portion			$4,639	$4,644
(1) The carrying amounts of the senior term loans and notes as of July 2, 2021, and January 1, 2021, include the remaining principal outstanding of $5,114 million and $4,782 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $48 million and $51 million, respectively.
(2) We filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on May 6, 2021, and was declared effective on May 19, 2021.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
On May 7, 2021, we entered into a Credit Agreement (the "2021 Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million with maturity 364 days after the 2021 Credit Agreement date. The proceeds were used to fund the acquisition of Gibbs & Cox.
Borrowings under the 2021 Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate plus 0.13% or a LIBOR rate plus 1.13%.
The financial covenants in the 2021 Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
The senior secured and unsecured term loans, notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of July 2, 2021.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $27 million and $53 million during the three and six months ended July 2, 2021, respectively, and $226 million and $228 million during the three and six months ended July 3, 2020, respectively. This activity included required principal payments on our term loans of $24 million and $48 million during the three and six months ended July 2, 2021, respectively, and $24 million for the three and six months ended July 3, 2020. During the three and six months ended July 3, 2020 we made additional payments of $2,050 million and $3,975 million, respectively, related to our refinancing activities.
As of July 2, 2021 and January 1, 2021, there were no borrowings outstanding under the Revolving Facility.
For the three and six months ended July 3, 2020, $12 million and $31 million of debt discount and debt issuance costs were written off related to the prior year refinancing activities. Amortization of debt discount and debt issuance costs was $2 million and $4 million for the three and six months ended July 2, 2021, respectively, and $5 million and $9 million for the three and six months ended July 3, 2020, respectively.
Note 7–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at January 3, 2020	$(33)	$(33)	$(4)	$(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at January 1, 2021	30	(70)	(6)	(46)
Other comprehensive income	25	9	—	34
Taxes	(8)	(4)	—	(12)
Reclassification from accumulated other comprehensive loss	—	9	—	9
Balance at July 2, 2021	$47	$(56)	$(6)	$(15)
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Basic weighted average number of shares outstanding	141	142	141	142
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	143	144	143	144
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three and six months ended July 2, 2021 and the three and six months July 3, 2020.
During the six months ended July 2, 2021, we made open market repurchases of our common stock for an aggregate purchase price of $100 million. All shares repurchased were immediately retired. No share repurchases were made under the Company’s share repurchase program during the three months ended July 2, 2021.
Note 9–Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During the six months ended July 2, 2021 and July 3, 2020, we sold $693 million and $1,113 million, respectively, of accounts receivable under the agreements and received proceeds of $693 million and $1,112 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows.
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
Sold receivables activity for the periods presented was as follows:

	Six Months Ended
	July 2, 2021	July 3, 2020
	(in millions)
Sales of accounts receivable	$693	$1,113
Cash collections on sold receivables remitted to financial institution	(693)	(888)
Outstanding balance sold to financial institution	—	225
Cash collected but not yet remitted to financial institution	—	(14)
Sold receivables due from customers	$—	$211

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Revenues:
Defense Solutions	$2,004	$1,757	$3,962	$3,462
Civil	799	758	1,565	1,412
Health	645	399	1,236	929
Total revenues	$3,448	$2,914	$6,763	$5,803

Operating income (loss):
Defense Solutions	$137	$119	$289	$214
Civil	55	78	129	137
Health	107	1	209	74
Corporate	(30)	51	(50)	16
Total operating income	$269	$249	$577	$441
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other expense, net" and "Income tax expense" as reported in the condensed consolidated statements of income are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 11–Commitments and Contingencies
Legal Proceedings
MSA Joint Venture
On November 10, 2015, MSA received a final decision by the Department of Energy ("DoE") contracting officer for the Mission Support Contract concluding that certain payments to MSA by the DoE for the performance of IT services by Lockheed Martin Services, Inc. ("LMSI") under a subcontract to MSA constituted alleged affiliate fees in violation of Federal Acquisition Regulations ("FAR"). Lockheed Martin Integrated Technology LLC (now known as Leidos Integrated Technology LLC) is a member entity of MSA. Subsequent to the contracting officer's final decision, MSA, LMSI, and Lockheed Martin Corporation received notice from the U.S. Attorney's Office for the Eastern District of Washington that the U.S. government had initiated a False Claims Act investigation into the facts surrounding this dispute. On February 8, 2019, the Department of Justice filed a complaint in the United States District Court for the Eastern District of Washington against MSA, Lockheed Martin Corporation, Lockheed Martin Services, Inc. and a Lockheed Martin employee ("Defendants"). The complaint alleges violations of the False Claims Act, the Anti-Kickback Act and breach of contract with the DoE, among other things. On January 13, 2020, the Defendants' motions to dismiss were granted in part and denied in part. Litigation would proceed for the False Claims Act and other common law claims, although the Anti-Kickback Act claim has been dismissed with prejudice. The U.S. Attorney's office had previously advised that a parallel criminal investigation was open, although no subjects or targets of the investigation had been identified. The U.S. Attorney's office has informed MSA that it has closed the criminal investigation.

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
On April 5, 2021, MSA finalized the settlement of the False Claims Act litigation in the Eastern District of Washington and the related contract claim at the CBCA. Pursuant to the settlement agreement, DoE paid MSA approximately $37 million on April 19, 2021 and MSA paid the Department of Justice $3 million on April 22, 2021. Accordingly, following joint motions by the parties, the CBCA dismissed the claim before the Board with prejudice on April 28, 2021 and the District Court dismissed the False Claims Act litigation with prejudice on April 30, 2021.
There remain other outstanding matters in dispute between DoE and MSA as the two parties work to close out the Mission Support Contract. As of July 2, 2021, we believe we have adequately reserved for any potential liabilities related to these disputes.
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
As of July 2, 2021, indirect cost active audits by the Defense Contract Audit Agency remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of July 2, 2021, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Commitments
We have outstanding letters of credit of $75 million as of July 2, 2021, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $131 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of July 2, 2021, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$79
2022	103
2023	4
2024	2
2025	2
2026 and thereafter	16
$206
Note 12–Subsequent Events
Commercial paper program
On July 12, 2021, Leidos, Inc. established a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The Commercial Paper Notes will have maturities of up to 397 days from the date of issuance. The net proceeds of the Commercial Paper Notes are expected to be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.

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
COVID-19
For the three and six months ended July 2, 2021, COVID-19 did not have a material impact to revenues and operating income. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted. While we have been able to make some recoveries, the ultimate timing and amount of recoveries remain uncertain as they will depend on a range of government actions, including each government agency and/or contracting officer's implementation of the authority granted in Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, including the availability of funds. As a result of Congress passing government fiscal year ("GFY") 2021 appropriations, the relief from the CARES Act has been extended until September 30, 2021.
Business Environment and Trends
U.S. Government Markets
During the three and six months ended July 2, 2021, we generated approximately 86% and 87%, respectively, of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress received the GFY 2022 President’s Budget Request on May 28, 2021. Congress is working through the appropriations process before the end of the GFY on September 30; however, a continuing resolution is likely. Other potential spending packages include an infrastructure package and a budget reconciliation package.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 9% of total revenues for the three and six months ended July 2, 2021. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	July 2, 2021	July 3, 2020	Dollar change	Percent change	July 2, 2021	July 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,448	$2,914	$534	18.3%	$6,763	$5,803	$960	16.5%

Operating income	269	249	20	8.0%	577	441	136	30.8%
Non-operating expense, net	(46)	(57)	11	(19.3)%	(92)	(119)	27	(22.7)%
Income before income taxes	223	192	31	16.1%	485	322	163	50.6%
Income tax expense	(53)	(38)	(15)	39.5%	(110)	(53)	(57)	107.5%
Net income	$170	$154	$16		$375	$269	$106
Net income attributable to Leidos common stockholders	$169	$153	$16	10.5%	$374	$268	$106	39.6%
Operating margin	7.8%	8.5%			8.5%	7.6%
Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	July 2, 2021	July 3, 2020	Dollar change	Percent change	July 2, 2021	July 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,004	$1,757	$247	14.1%	$3,962	$3,462	$500	14.4%
Operating income	137	119	18	15.1%	289	214	75	35.0%
Operating margin	6.8%	6.8%			7.3%	6.2%
The increase in revenues for the three and six months ended July 2, 2021, as compared to the three and six months ended July 3, 2020, was primarily attributable to program wins, a net increase in volumes on certain programs and total of $37 million and $50 million, respectively, of revenues from the acquisitions of Gibbs & Cox and 1901 Group, partially offset by the completion of certain contracts. In addition, for the three and six months ended July 2, 2021, there was a $29 million and $53 million benefit, respectively, in exchange rate movements.
The increase in operating income for the three and six months ended July 2, 2021, as compared to the three and six months ended July 3, 2020, was primarily due to program wins and a net increase in volumes on certain programs, partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Civil	July 2, 2021	July 3, 2020	Dollar change	Percent change	July 2, 2021	July 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$799	$758	$41	5.4%	$1,565	$1,412	$153	10.8%
Operating income	55	78	(23)	(29.5)%	129	137	(8)	(5.8)%
Operating margin	6.9%	10.3%			8.2%	9.7%
The increase in revenues for the three months ended July 2, 2021, as compared to the three months ended July 3, 2020, was primarily attributable to a net increase in program volumes, program wins and a reduction of the negative impacts from COVID-19 experienced during the prior year quarter.
The increase in revenues for the six months ended July 2, 2021, as compared to the six months ended July 3, 2020, was primarily attributable to a net increase of $66 million of revenues related to L3 Harris Technologies' security and detection businesses (the "SD&A Businesses") acquired in the prior year quarter, a net increase in program volumes, program wins and a reduction of the negative impacts from COVID-19 experienced during the prior year quarter.
The decrease in operating income for the three months ended July 2, 2021, as compared to the three months ended July 3, 2020, was primarily due to a net decrease in volumes due to the timing of product deliveries on certain programs.
The decrease in operating income for the six months ended July 2, 2021, as compared to the six months ended July 3, 2020, was primarily attributable to a net decrease in volumes due to the timing of product deliveries on certain programs and increased amortization reflecting one additional month in the current quarter related to intangible assets from the acquisition of the SD&A Businesses, partially offset by a $26 million benefit from an adjustment to legal reserves related to the Mission Support Alliance joint venture during the first quarter of fiscal 2021 and on-contract growth in certain programs.

	Three Months Ended				Six Months Ended
Health	July 2, 2021	July 3, 2020	Dollar change	Percent change	July 2, 2021	July 3, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$645	$399	$246	61.7%	$1,236	$929	$307	33.0%
Operating income	107	1	106	NM	209	74	135	182.4%
Operating margin	16.6%	0.3%			16.9%	8.0%
The increase in revenues for the three and six months ended July 2, 2021, as compared to the three and six months ended July 3, 2020, was primarily attributable to a net increase in volumes on certain programs, program wins and an approximately $96 million reduction of the negative impacts of COVID-19 experienced during the prior year quarter.
The increase in operating income for the three and six months ended July 2, 2021, as compared to the three and six months ended July 3, 2020, was primarily due to a net increase in volumes on higher margin programs, an approximately $57 million reduction of the negative impacts of COVID-19 experienced during both the prior year quarter and prior year and an $11 million asset impairment charge in the prior year quarter.

	Three Months Ended				Six Months Ended
Corporate	July 2, 2021	July 3, 2020	Dollar change	Percent change	July 2, 2021	July 3, 2020	Dollar change	Percent change
	(dollars in millions)
Operating (loss) income	$(30)	$51	$(81)	(158.8)%	$(50)	$16	$(66)	NM
NM - Not Meaningful
The increase in operating loss for the three and six months ended July 2, 2021, as compared to the three and six months ended July 3, 2020, was primarily attributable to an $81 million net gain recognized during the second quarter of fiscal 2020 upon receipt of proceeds related to the VirnetX, Inc. ("VirnetX") legal matter and a decrease in acquisition and integration costs.

LEIDOS HOLDINGS, INC.

Non-Operating Expense, net
Non-operating expense, net for the three months ended July 2, 2021 was $46 million as compared to $57 million for the three months ended July 3, 2020. The change was primarily due to $12 million of debt discount and deferred financing costs written off related to refinancing activities in the prior year.
Non-operating expense, net for the six months ended July 2, 2021 was $92 million as compared to $119 million for the six months ended July 3, 2020. The change was primarily due to $31 million of debt discount and deferred financing costs written off related to refinancing activities in the prior year.
Provision for Income Taxes
For the three months ended July 2, 2021, our effective tax rate was 23.8% compared to 19.8% for the three months ended July 3, 2020. The increase in the effective tax rate was primarily due to an increase to state income taxes and the one-time effects of the increase to the UK tax rate.
For the six months ended July 2, 2021, our effective tax rate was 22.7% compared to 16.5% for the six months ended July 3, 2020. The increase in the effective tax rate was primarily due to a decrease in benefits related to employee stock-based payments, an increase to state income taxes and a prior period release of a valuation allowance related to foreign tax credits.
Bookings and Backlog
We recorded net bookings worth an estimated $3.8 billion and $7.6 billion during the three and six months ended July 2, 2021, as compared to $4.6 billion and $10.2 billion for the three and six months ended July 3, 2020.
The estimated value of our total backlog was as follows:

	July 2, 2021			July 3, 2020
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,293	$14,154	$18,447	$4,275	$13,779	$18,054
Civil	1,608	7,493	9,101	1,695	6,634	8,329
Health	1,255	4,720	5,975	1,074	3,204	4,278
Total	$7,156	$26,367	$33,523	$7,044	$23,617	$30,661
The change in backlog for the Defense Solutions reportable segment reflects $751 million of backlog acquired as a result of the acquisitions of 1901 Group and Gibbs & Cox.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at July 2, 2021 included a positive impact of $244 million when compared to total backlog at July 3, 2020, due to exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of July 2, 2021, we had $338 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of July 2, 2021, there were no borrowings outstanding under the credit facility and we were in compliance with the related financial covenants.
At July 2, 2021, and January 1, 2021, we had outstanding debt of $5.1 billion and $4.7 billion, respectively. On May 7, 2021, we entered into a Credit Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.

LEIDOS HOLDINGS, INC.

We made principal payments on our long-term debt of $27 million and $53 million during the three and six months ended July 2, 2021, respectively, and $226 million and $228 million during the three and six months ended July 3, 2020, respectively. This activity included required principal payments on our term loans of $24 million and $48 million during the three and six months ended July 2, 2021, and $24 million during the three and six months ended July 3, 2020. During the three and six months ended July 3, 2020 we made additional payments of $2,050 million and $3,975 million, respectively, related to our refinancing activities. The senior unsecured term loans and notes contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of July 2, 2021.
On July 12, 2021, Leidos, Inc. established a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance (see "Note 12–Subsequent Events" ).
We paid dividends of $48 million and $98 million during the three and six months ended July 2, 2021, respectively, and $48 million and $99 million during the three and six months ended July 3, 2020, respectively.
During the three and six months ended July 2, 2021, we sold $228 million and $693 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $229 million and $693 million, respectively. During the three and six months ended July 3, 2020, we sold $549 million and $1,113 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $549 million and $1,112 million, respectively (see "Note 9–Sale of Accounts Receivable").
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
During the six months ended July 2, 2021, we made open market repurchases of our common stock for an aggregate purchase price of $100 million. There were no share repurchases made under the Company’s share repurchase program during the second quarter ended July 2, 2021.
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
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in millions)
Net cash provided by operating activities	$17	$422	$256	$794
Net cash used in investing activities	(396)	(1,014)	(640)	(2,699)
Net cash provided by financing activities	313	709	165	1,870
Net (decrease) increase in cash, cash equivalents and restricted cash	$(66)	$117	$(219)	$(35)
Net cash provided by operating activities decreased $405 million for the three months ended July 2, 2021, when compared to the prior year quarter. The decrease was primarily due to lower sale of accounts receivable of $122 million, higher tax payments of $95 million, timing of customer advance payments of $94 million and the receipt of $85 million of proceeds related to the VirnetX legal matter in the prior year quarter.
Net cash provided by operating activities decreased $538 million for the six months ended July 2, 2021, when compared to the prior year. The decrease was primarily due to lower sale of accounts receivable of $225 million, higher tax payments of $103 million, timing of customer advance payments of $162 million, and the receipt of $85 million of proceeds related to the VirnetX legal matter in the prior year.

LEIDOS HOLDINGS, INC.

Net cash used in investing activities decreased $618 million for the three months ended July 2, 2021, when compared to the prior year quarter primarily due to the larger acquisition made in the prior year quarter for the SD&A Businesses compared to our current quarter acquisition of Gibbs & Cox (see "Note 3–Acquisitions, Goodwill and Intangible Assets") and lower capital expenditures in the current quarter.
Net cash used in investing activities decreased $2,059 million for the six months ended July 2, 2021, when compared to the prior year, primarily due to larger acquisitions made in the prior year for Dynetics and SD&A Businesses compared to our current year acquisitions of 1901 Group and Gibbs & Cox (see "Note 3–Acquisitions, Goodwill and Intangible Assets") and lower capital expenditures in the current year.

Net cash provided by financing activities decreased $396 million for the three months ended July 2, 2021 when compared to the prior year quarter. The change was primarily due to a decrease of approximately $394 million from the net change of proceeds received from the issuance of debt, principal payments and payments for debt issuance costs.

Net cash provided by financing activities decreased $1,705 million for the six months ended July 2, 2021, when compared to the prior year. The change was primarily due to a decrease of approximately $1,656 million from the net change of proceeds received from the issuance of debt, principal payments and payments for debt issuance costs and by $100 million of open market stock repurchases in the current year, partially offset by a $38 million increase in capital contributions received from our non-controlling interest.
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

LEIDOS HOLDINGS, INC.

Guarantor and Issuer of Guaranteed Securities
Leidos Holdings, Inc. has fully and unconditionally guaranteed the obligations of its subsidiary, Leidos, Inc., under its $500 million notes due May 2023, $500 million notes due May 2025, $750 million due May 2030 and $1,000 million notes due February 2031 (collectively, "the Notes"). The underlying subsidiaries of Leidos, Inc. do not guarantee these obligations and have been excluded from the financial information presented below.
We have entered into registration rights agreements, pursuant to which we agreed to use reasonable best efforts to file registration statements to permit the exchange of the Notes and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the Notes and related guarantees under certain circumstances. Pursuant to these registration rights agreements, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on May 6, 2021 which was declared effective on May 19, 2021.
The summarized balance sheet for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, as of July 2, 2021 was as follows (in millions):
Balance Sheet

Total current assets	$1,791
Goodwill	4,142
Investments in consolidated subsidiaries	4,861
Other long-term assets	1,442
Total assets	$12,236

Total current liabilities	$2,308
Long-term debt, net of current portion	4,637
Intercompany payables	1,287
Other long-term liabilities	888
Total liabilities	9,120
Total equity	3,116
Total liabilities and stockholders' equity	$12,236
The summarized statements of income for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the three and six months ended July 2, 2021 were as follows (in millions):
Statements of Income

	Three Months Ended	Six Months Ended
Revenues, net	$2,296	$4,516
Operating income	149	346
Net income attributable to Leidos common stockholders	48	144
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 2, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On May 7, 2021 and January 14, 2021, we completed the acquisitions of Gibbs & Cox and 1901 Group, respectively. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Gibbs & Cox and 1901 Group from our evaluation for the second quarter of fiscal 2021. As of July 2, 2021, we completed the integration of the SD&A Businesses into our controls over financial reporting.
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

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2021 - April 30, 2021	—	$—	—	5,962,565
May 1, 2021 - May 31, 2021	—	—	—	5,962,565
June 1, 2021 - June 30, 2021	—	—	—	5,962,565
July 1, 2021 - July 2, 2021	3,259	103.54	—	5,962,565
Total	3,259	$103.54	—
(1)The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1*	Consulting Employee Agreement, dated May 3, 2021, between the Company and James C.Reagan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2021.
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference from the Company's Registration Statement on Form S-4, filed with the Commission on May 6, 2021.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*    Executive Compensation Plans and Arrangements

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2021

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer