Form 10-Q
period 2021-10-01
Leidos Holdings, Inc.
filed 2021-11-02
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 25, 2021, was 140,339,356 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1, 2021	January 1, 2021
	(in millions)
Assets:
Cash and cash equivalents	$587	$524
Receivables, net	2,288	2,137
Inventory, net	268	276
Other current assets	426	402
Total current assets	3,569	3,339
Property, plant and equipment, net	662	604
Intangible assets, net	1,321	1,216
Goodwill	6,650	6,313
Operating lease right-of-use assets, net	638	581
Other assets	441	458
Total assets	$13,281	$12,511

Liabilities:
Accounts payable and accrued liabilities	$2,142	$2,175
Accrued payroll and employee benefits	721	632
Short-term debt and current portion of long-term debt	484	100
Total current liabilities	3,347	2,907
Long-term debt, net of current portion	4,616	4,644
Operating lease liabilities	615	564
Deferred tax liabilities	254	234
Other long-term liabilities	283	291
Total liabilities	9,115	8,640

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 140 million and 142 million shares issued and outstanding at October 1, 2021 and January 1, 2021, respectively	—	—
Additional paid-in capital	2,397	2,580
Retained earnings	1,758	1,328
Accumulated other comprehensive loss	(40)	(46)
Total Leidos stockholders’ equity	4,115	3,862
Non-controlling interest	51	9
Total stockholders' equity	4,166	3,871
Total liabilities and stockholders' equity	$13,281	$12,511

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions, except per share amounts)
Revenues	$3,483	$3,242	$10,246	$9,045
Cost of revenues	2,942	2,774	8,740	7,799
Selling, general and administrative expenses	233	200	625	583
Bad debt expense and recoveries	(1)	2	(11)	(70)
Acquisition, integration and restructuring costs	6	5	21	33
Asset impairment charges	3	—	3	11
Equity (earnings) loss of non-consolidated subsidiaries	(5)	3	(14)	(10)
Operating income	305	258	882	699
Non-operating expense:
Interest expense, net	(47)	(44)	(138)	(133)
Other income (expense), net	2	—	1	(30)
Income before income taxes	260	214	745	536
Income tax expense	(52)	(51)	(162)	(104)
Net income	$208	$163	$583	$432
Less: net income attributable to non-controlling interest	3	—	4	1
Net income attributable to Leidos common stockholders	$205	$163	$579	$431

Earnings per share:
Basic	$1.45	$1.15	$4.11	$3.04
Diluted	1.43	1.13	4.05	2.99

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Net income	$208	$163	$583	$432
Foreign currency translation adjustments	(29)	26	(12)	13
Unrecognized gain (loss) on derivative instruments	4	4	18	(41)
Pension adjustments	—	(1)	—	—
Total other comprehensive (loss) income, net of taxes	(25)	29	6	(28)
Comprehensive income	183	192	589	404
Less: net income attributable to non-controlling interest	3	—	4	1
Comprehensive income attributable to Leidos common stockholders	$180	$192	$585	$403

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interests	—	—	—	—	—	38	38
Balance at April 2, 2021	141	2,486	1,484	(37)	3,933	47	3,980
Net income	—	—	169	—	169	1	170
Other comprehensive income, net of taxes	—	—	—	22	22	—	22
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(3)	—	—	(3)	—	(3)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	17	—	—	17	—	17
Net capital contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at July 2, 2021	142	2,509	1,605	(15)	4,099	49	4,148
Net income	—	—	205	—	205	3	208
Other comprehensive loss, net of taxes	—	—	—	(25)	(25)	—	(25)
Issuances of stock	—	11	—	—	11	—	11
Repurchases of stock and other	(2)	(140)	—	—	(140)	—	(140)
Dividends of $0.36 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	17	—	—	17	—	17
Net capital contributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at October 1, 2021	140	$2,397	$1,758	$(40)	$4,115	$51	$4,166

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoption	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	115	—	115	—	115
Other comprehensive loss, net of taxes	—	—	—	(115)	(115)	—	(115)
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(32)	—	—	(32)	—	(32)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Balance at April 3, 2020	142	2,579	961	(185)	3,355	4	3,359
Net income	—	—	153	—	153	1	154
Other comprehensive loss, net of taxes	—	—	—	58	58	—	58
Issuances of stock	—	8	—	—	8	—	8
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interests	—	—	—	—	—	4	4
Balance at July 3, 2020	142	2,600	1,065	(127)	3,538	9	3,547
Net income	—	—	163	—	163	—	163
Other comprehensive income, net of taxes	—	—	—	29	29	—	29
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(1)	—	—	(1)	—	(1)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	15	—	—	15	—	15
Balance at October 2, 2020	142	$2,624	$1,180	$(98)	$3,706	$9	$3,715

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	October 1, 2021	October 2, 2020
	(in millions)
Cash flows from operations:
Net income	$583	$432
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	244	214
Stock-based compensation	49	45
Loss on debt extinguishment	—	31
Asset impairment charges	3	11
Deferred income taxes	4	(2)
Other	(11)	15
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(103)	140
Other current assets and other long-term assets	161	49
Accounts payable and accrued liabilities and other long-term liabilities	(172)	211
Accrued payroll and employee benefits	83	247
Income taxes receivable/payable	(20)	(7)
Net cash provided by operating activities	821	1,386
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(622)	(2,610)
Payments for property, equipment and software	(71)	(120)
Net proceeds from sale of assets	—	10
Other	—	6
Net cash used in investing activities	(693)	(2,714)
Cash flows from financing activities:
Proceeds from debt issuance	380	6,225
Payments of long-term debt	(80)	(4,680)
Payments for debt issuance costs	—	(39)
Dividend payments	(149)	(148)
Repurchases of stock and other	(266)	(35)
Capital distributions to non-controlling interests	(3)	—
Capital contributions from non-controlling interests	41	4
Proceeds from issuances of stock	33	26
Net cash (used in) provided by financing activities	(44)	1,353
Net increase in cash, cash equivalents and restricted cash	84	25
Cash, cash equivalents and restricted cash at beginning of period	687	717
Cash, cash equivalents and restricted cash at end of period	771	742
Less: restricted cash at end of period	184	230
Cash and cash equivalents at end of period	$587	$512

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$179	$110
Cash paid for interest	128	104
Non-cash investing activity:
Property, plant and equipment additions	$1	$16
Non-cash financing activity:
Finance lease obligations	$50	$12
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
Effective July 3, 2021, we adopted the requirements of ASU 2021-05 using the prospective method. The adoption did not have an impact to our financial position, results of operations and earnings per share.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions, except per share amounts)
Favorable impact	$47	34	$115	$86
Unfavorable impact	(24)	(19)	(72)	(45)
Net impact to income before income taxes	$23	$15	$43	$41

Impact on diluted EPS attributable to Leidos common stockholders	$0.12	$0.07	$0.22	$0.21
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $17 million and $35 million for the three and nine months ended October 1, 2021, respectively, and $10 million and $42 million for the three and nine months ended October 2, 2020, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At October 1, 2021 and January 1, 2021, $180 million and $237 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $184 million and $163 million at October 1, 2021 and January 1, 2021, respectively.
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
As of October 1, 2021, we had $14.6 billion of RPO and expect to recognize approximately 54% and 71% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by customer-type were as follows:

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,513	$19	$203	$1,735	$4,386	$45	$545	$4,976
Other government agencies(1)	215	619	450	1,284	724	1,849	1,292	3,865
Commercial and non-U.S. customers	281	121	28	430	859	377	80	1,316
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,411	$14	$137	$1,562	$4,058	$43	$384	$4,485
Other government agencies(1)	292	628	358	1,278	675	1,787	980	3,442
Commercial and non-U.S. customers	248	105	25	378	679	288	80	1,047
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,230	$397	$137	$1,764	$3,627	$1,176	$361	$5,164
Firm-fixed-price	540	245	443	1,228	1,619	755	1,254	3,628
Time-and-materials and fixed-price-level-of-effort	239	117	101	457	723	340	302	1,365
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,160	$363	$77	$1,600	$3,359	$1,052	$206	$4,617
Firm-fixed-price	597	278	348	1,223	1,499	740	958	3,197
Time-and-materials and fixed-price-level-of-effort	194	106	95	395	554	326	280	1,160
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregated revenues by geographic location were as follows:

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,778	$726	$681	$3,185	$5,237	$2,158	$1,917	$9,312
International	231	33	—	264	732	113	—	845
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157

	Three Months Ended October 2, 2020				Nine Months Ended October 2, 2020
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,731	$708	$520	$2,959	$4,804	$2,018	$1,444	$8,266
International	220	39	—	259	608	100	—	708
Total	$1,951	$747	$520	$3,218	$5,412	$2,118	$1,444	$8,974
Revenues by customer-type, contract-type and geographic location exclude lease income of $34 million and $89 million for the three and nine months ended October 1, 2021, respectively, and $24 million and $71 million for the three and nine months ended October 2, 2020, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	October 1, 2021	January 1, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,028	$906

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$413	$481

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$21	$20
(1) Certain contracts record revenue on a net contract basis, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to revenue recognized on certain contracts partially offset by the timing of billings. The decrease in deferred revenue was primarily due to the timing of advance payments and revenue recognized during the period.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Revenue recognized for the three and nine months ended October 1, 2021 of $31 million and $253 million, respectively, was included as a contract liability at January 1, 2021. Revenue recognized for the three and nine months ended October 2, 2020 of $41 million and $267 million, respectively, was included as a contract liability at January 3, 2020.
Note 3–Acquisitions, Goodwill and Intangible Assets
Gibbs & Cox Acquisition
On May 7, 2021 (the "Purchase Date"), we completed the acquisition of Gibbs & Cox for purchase consideration of approximately $375 million, net of $1 million of cash acquired. Gibbs & Cox is an independent engineering and design firm specializing in naval architecture, marine engineering, management support and engineering consulting.
The preliminary goodwill recognized of $190 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the preliminary fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	11	$175
As of October 1, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, intangible assets, accounts receivables and accounts payable and accrued liabilities.
1901 Group Acquisition
On January 14, 2021 (the "Closing Date"), we completed the acquisition of 1901 Group for purchase consideration of $212 million, net of $2 million of cash acquired.
The preliminary goodwill recognized of $122 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as separate intangible assets. Of the goodwill recognized, $102 million is tax deductible.
The following table summarizes the fair value of intangible assets acquired at the Closing Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Technology	8	$43
Programs	10	37
Backlog	1	6
Total	8	$86
As of October 1, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to accounts receivables and accounts payable and accrued liabilities.
For the three and nine months ended October 1, 2021, $47 million and $97 million, respectively, of revenues related to the Gibbs & Cox and 1901 Group acquisitions were recognized within the Defense Solutions reportable segment.
On September 21, 2021, we completed an inconsequential business acquisition for preliminary purchase consideration of approximately $36 million. The preliminary goodwill and intangible assets recognized in connection with the acquisition were $21 million and $8 million, respectively.

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
The final goodwill of $574 million represents intellectual capital and the acquired assembled workforce. Of the goodwill recognized, $432 million is deductible for tax purposes.
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
For the nine months ended October 1, 2021 and October 2, 2020, $216 million and $154 million, respectively, of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.
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
For the nine months ended October 1, 2021 and October 2, 2020, $816 million and $637 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics, the SD&A Businesses, 1901 Group and Gibbs & Cox:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Acquisition costs	$—	$—	$4	$23
Integration costs	5	4	14	7
Total acquisition and integration costs	$5	$4	$18	$30
These acquisition and integration costs are recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the condensed consolidated statements of income.
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 3, 2020	$2,039	$1,907	$966	$4,912
Goodwill re-allocation	429	(429)	—	—
Acquisitions of businesses	788	569	—	1,357
Foreign currency translation adjustments	44	—	—	44
Goodwill at January 1, 2021	3,300	2,047	966	6,313
Acquisitions of businesses	334	5	—	339
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(28)	26	—	(2)
Goodwill at October 1, 2021	$3,589	$2,095	$966	$6,650
There were no goodwill impairments during the nine months ended October 1, 2021 and October 2, 2020.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Intangible Assets
Intangible assets, net consisted of the following:

	October 1, 2021			January 1, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,853	$(826)	$1,027	$1,632	$(687)	$945
Software and technology	230	(115)	115	188	(100)	88
Customer relationships	97	(16)	81	93	(10)	83
Backlog	38	(36)	2	32	(29)	3
Trade names	1	(1)	—	1	—	1
Total finite-lived intangible assets	2,219	(994)	1,225	1,946	(826)	1,120
Indefinite-lived intangible assets:
In-process research and development	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,315	$(994)	$1,321	$2,042	$(826)	$1,216
Amortization expense was $63 million and $173 million for the three and nine months ended October 1, 2021, respectively, and $60 million and $154 million for the three and nine months ended October 2, 2020, respectively.
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
The estimated annual amortization expense as of October 1, 2021, was as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$60
2022	244
2023	217
2024	165
2025	136
2026 and thereafter	403
$1,225

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	October 1, 2021		January 1, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$70	$70	$103	$103
As of October 1, 2021, our derivatives primarily consisted of the cash flow interest rate swaps on $1.1 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million as of October 1, 2021, and January 1, 2021, approximates fair value as the stated interest rates within the agreements are consistent with current market rates used in notes with similar terms in the market (Level 2 inputs).
As of October 1, 2021, and January 1, 2021, the fair value of debt was $5.5 billion and $5.2 billion, respectively, and the carrying amount was $5.1 billion and $4.7 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, January 14, 2021, May 4, 2020 and January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Gibbs & Cox, 1901 Group, SD&A Businesses and Dynetics, respectively (see "Note 3–Acquisitions, Goodwill and Intangible Assets"). The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of October 1, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	October 1, 2021	January 1, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$70	$103
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$47	$44	$138	$133

Amount recognized in other comprehensive income (loss)	$—	$—	$9	$(62)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$5	$5	$14	$9
We expect to reclassify net losses of $23 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	October 1, 2021(1)	January 1, 2021(1)
			(in millions)
Short-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2022	1.22%	1.32%	$380	$—

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	1.47%	1.73%	$1,321	$1,391
Senior unsecured notes:
$500 million notes, due May 2023(2)	2.95%	3.17%	498	497
$500 million notes, due May 2025(2)	3.63%	3.76%	497	496
$750 million notes due May 2030(2)	4.38%	4.50%	738	737
$1,000 million notes, due February 2031(2)	2.30%	2.38%	990	989
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.56%-4.18%	Various	55	13
Total long-term debt			4,720	4,744
Less current portion			(104)	(100)
Total long-term debt, net of current portion			$4,616	$4,644
(1) The carrying amounts of the senior term loans and notes as of October 1, 2021, and January 1, 2021, include the remaining principal outstanding of $5,090 million and $4,782 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $45 million and $51 million, respectively.
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
The senior unsecured term loans, notes and revolving credit facility are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of October 1, 2021.
Commercial Paper
On July 12, 2021, we established a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes will be issued in minimum denominations of $0.25 million and will have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of October 1, 2021, we did not have any Commercial Paper Notes outstanding.
The Commercial Paper Notes will be fully and unconditionally guaranteed by an intercompany guarantee and contains certain customary restrictive covenants.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $27 million and $80 million during the three and nine months ended October 1, 2021, respectively, and $477 million and $705 million during the three and nine months ended October 2, 2020, respectively. This activity included required principal payments on our term loans of $24 million and $72 million during the three and nine months ended October 1, 2021, respectively, and $24 million and $48 million for the three and nine months ended October 2, 2020, respectively. During the nine months ended October 2, 2020, we made additional payments of $3,975 million, related to our refinancing activities. Additionally, on September 1, 2020, we retired our $450 million senior unsecured notes due December 2020.
As of October 1, 2021 and January 1, 2021, there were no borrowings outstanding under the Revolving Facility.
For the nine months ended October 2, 2020, $31 million of debt discount and debt issuance costs were written off related to the prior year refinancing activities. Amortization of debt discount and debt issuance costs was $3 million and $7 million for the three and nine months ended October 1, 2021, respectively, and $4 million and $13 million for the three and nine months ended October 2, 2020, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 7–Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at January 3, 2020	$(33)	$(33)	$(4)	$(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at January 1, 2021	30	(70)	(6)	(46)
Other comprehensive income (loss)	(8)	9	—	1
Taxes	(4)	(5)	—	(9)
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at October 1, 2021	$18	$(52)	$(6)	$(40)
Reclassifications from unrecognized loss on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Basic weighted average number of shares outstanding	141	142	141	142
Dilutive common share equivalents—stock options and other stock awards	2	2	2	2
Diluted weighted average number of shares outstanding	143	144	143	144
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three and nine months ended October 1, 2021, and the three and nine months ended October 2, 2020.
During the three and nine months ended October 1, 2021, we made open market repurchases of our common stock for an aggregate purchase price of $137 million and $237 million, respectively. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
Effective July 3, 2021, certain contracts were reassigned from the Defense Solutions reportable segment to the Civil reportable segment. Impact on prior year segment results were determined to be immaterial and have not been recast to reflect this change.
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Revenues:
Defense Solutions	$2,009	$1,951	$5,971	$5,413
Civil	792	771	2,357	2,183
Health	682	520	1,918	1,449
Total revenues	$3,483	$3,242	$10,246	$9,045

Operating income (loss):
Defense Solutions	$140	$145	$429	$359
Civil	58	54	187	191
Health	130	75	339	149
Corporate	(23)	(16)	(73)	—
Total operating income	$305	$258	$882	$699
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other income (expense), net" and "Income tax expense" as reported in the condensed consolidated statements of income are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of income.
Asset information by segment is not a key measure of performance used by the CODM.
Note 10–Commitments and Contingencies
Legal Proceedings
Class Action Lawsuit
On March 2, 2021, Leidos and certain current officers of Leidos were named as defendants in a putative class action securities lawsuit filed in the U.S. District Court for the Southern District of New York. The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to alleged misstatements or omissions in Leidos' public filings with the SEC and other public statements during the period from May 4, 2020 to February 23, 2021 relating, among other things, to Leidos' acquisition of the SD&A Businesses. The plaintiff sought to recover from the Company and the individual defendants an unspecified amount of damages at this time. On July 30, 2021, the District Court appointed a lead plaintiff and lead counsel. On September 28, 2021, the lead plaintiff voluntarily dismissed the action without prejudice.

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
As of October 1, 2021, indirect cost active audits by the Defense Contract Audit Agency remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of October 1, 2021, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Commitments
We have outstanding letters of credit of $68 million as of October 1, 2021, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $132 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of October 1, 2021, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2021 (remainder of year)	$62
2022	114
2023	4
2024	2
2025	2
2026 and thereafter	16
$200

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans, uncertainties in tax due to new tax legislation or other regulatory developments and our ability to recover certain costs through the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus pandemic ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report under Part II, Item 1A. "Risk Factors" and as may be further updated in subsequent filings with the U.S. Securities and Exchange Commission. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
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
COVID-19
For the three and nine months ended October 1, 2021, COVID-19 did not have a material impact to revenues and operating income. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted.
Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, authorized the government to reimburse qualifying contractors for the cost of certain impacts of COVID-19. While a portion of the recoveries that we have made are a result of Section 3610 of the CARES Act, the Act expired on September 30, 2021.
Effective October 1, 2021, we mandated a policy requiring all employees, vendors, subcontractors and visitors to be vaccinated or maintain proof of a negative COVID-19 test in order to enter a Leidos facility in the U.S. or to attend company business events outside of our facilities.
On September 9, 2021, President Biden issued a series of executive orders to combat COVID-19, which requires us, as a federal contractor, to ensure that all of our employees are fully vaccinated by December 8, 2021, unless the employee is legally entitled to a religious or medical exemption. We are currently assessing the impact our policy will have on our workforce and operations.

LEIDOS HOLDINGS, INC.

Business Environment and Trends
U.S. Government Markets
During the three and nine months ended October 1, 2021, we generated approximately 88% and 87%, respectively, of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress received the GFY 2022 President’s Budget Request on May 28, 2021 and passed a Continuing Resolution ("CR") before the GFY deadline of September 30, 2021. The CR will fully fund the federal government at current levels through December 3, 2021 and provides $28.6 billion in disaster relief and $6.3 billion to support Afghanistan evacuees. The House and Senate also voted to extend the debt limit waiver through December 3, 2021.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three and nine months ended October 1, 2021. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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

LEIDOS HOLDINGS, INC.

Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	October 1, 2021	October 2, 2020	Dollar change	Percent change	October 1, 2021	October 2, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,483	$3,242	$241	7.4%	$10,246	$9,045	$1,201	13.3%

Operating income	305	258	47	18.2%	882	699	183	26.2%
Non-operating expense, net	(45)	(44)	(1)	2.3%	(137)	(163)	26	(16.0)%
Income before income taxes	260	214	46	21.5%	745	536	209	39.0%
Income tax expense	(52)	(51)	(1)	2.0%	(162)	(104)	(58)	55.8%
Net income	$208	$163	$45		$583	$432	$151
Net income attributable to Leidos common stockholders	$205	$163	$42	25.8%	$579	$431	$148	34.3%
Operating margin	8.8%	8.0%			8.6%	7.7%
Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	October 1, 2021	October 2, 2020	Dollar change	Percent change	October 1, 2021	October 2, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,009	$1,951	$58	3.0%	$5,971	$5,413	$558	10.3%
Operating income	140	145	(5)	(3.4)%	429	359	70	19.5%
Operating margin	7.0%	7.4%			7.2%	6.6%
The increase in revenues for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily attributable to program wins and $47 million of revenues from the acquisitions of Gibbs & Cox and 1901 Group, partially offset by the completion of contracts and a net decrease in volumes on certain programs.
The increase in revenues for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to program wins, a net increase in volumes on certain programs and $97 million of revenues from the acquisitions of Gibbs & Cox and 1901 Group, partially offset by the completion of certain contracts. In addition, for the nine months ended October 1, 2021, there was a $66 million benefit in exchange rate movements.
The decrease in operating income for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily attributable to a net decrease in volumes on certain programs and the completion of certain contracts, partially offset by program wins.
The increase in operating income for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily due to program wins, a net increase in program volumes on certain contracts and the acquisitions of Gibbs & Cox and 1901 Group, partially offset by the completion of certain contracts.

	Three Months Ended				Nine Months Ended
Civil	October 1, 2021	October 2, 2020	Dollar change	Percent change	October 1, 2021	October 2, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$792	$771	$21	2.7%	$2,357	$2,183	$174	8.0%
Operating income	58	54	4	7.4%	187	191	(4)	(2.1)%
Operating margin	7.3%	7.0%			7.9%	8.7%

LEIDOS HOLDINGS, INC.

The increase in revenues for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily attributable to program wins and a reduction of the negative impacts from COVID-19 experienced during the prior year quarter, partially offset by a net decrease in program volumes.
The increase in revenues for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to a net increase of $62 million of revenues related to L3 Harris Technologies' security and detection businesses (the "SD&A Businesses") acquired in the prior year, a net increase in program volumes, program wins and a reduction of the negative impacts from COVID-19 experienced during the prior year.
The increase in operating income for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily due to improved performance on certain programs and lower amortization of intangible assets related to the acquisition of the SD&A Businesses, partially offset by fewer product deliveries on certain programs.
The decrease in operating income for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to a net decrease in volumes due to the timing of product deliveries on certain programs, partially offset by a $26 million benefit from an adjustment to legal reserves related to the Mission Support Alliance joint venture during the first quarter of fiscal 2021.

	Three Months Ended				Nine Months Ended
Health	October 1, 2021	October 2, 2020	Dollar change	Percent change	October 1, 2021	October 2, 2020	Dollar change	Percent change
	(dollars in millions)
Revenues	$682	$520	$162	31.2%	$1,918	$1,449	$469	32.4%
Operating income	130	75	55	73.3%	339	149	190	127.5%
Operating margin	19.1%	14.4%			17.7%	10.3%
The increase in revenues for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily attributable to a net increase in volumes on certain programs and program wins.
The increase in revenues for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to a net increase in volumes on certain programs, program wins and an approximately $96 million reduction of the negative impacts of COVID-19 experienced during the prior year, partially offset by the completion of certain contracts.
The increase in operating income for the three months ended October 1, 2021, as compared to the three months ended October 2, 2020, was primarily due to increased volume on fixed unit price programs.
The increase in operating income for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to a net increase in volumes on higher margin programs, an approximately $63 million reduction of the negative impacts of COVID-19 experienced in the prior year and a net decrease in asset impairment charges of $8 million.

	Three Months Ended				Nine Months Ended
Corporate	October 1, 2021	October 2, 2020	Dollar change	Percent change	October 1, 2021	October 2, 2020	Dollar change	Percent change
	(dollars in millions)
Operating (loss) income	$(23)	$(16)	$(7)	43.8%	$(73)	$—	$(73)	NM
NM - Not Meaningful
The increase in operating loss for the nine months ended October 1, 2021, as compared to the nine months ended October 2, 2020, was primarily attributable to an $81 million net gain recognized during the second quarter of fiscal 2020 upon receipt of proceeds related to the VirnetX, Inc. legal matter and a decrease in acquisition and integration costs.

LEIDOS HOLDINGS, INC.

Non-Operating Expense, net
Non-operating expense, net for the three months ended October 1, 2021 was $45 million, consistent with the three months ended October 2, 2020 of $44 million.
Non-operating expense, net for the nine months ended October 1, 2021 was $137 million as compared to $163 million for the nine months ended October 2, 2020. The change was primarily due to $31 million of debt discount and deferred financing costs written off related to refinancing activities in the prior year.
Provision for Income Taxes
For the three months ended October 1, 2021, our effective tax rate was 20.0% compared to 23.8% for the three months ended October 2, 2020. The decrease in the effective tax rate was primarily due to a decrease in foreign taxes and an increase in research tax credits.
For the nine months ended October 1, 2021, our effective tax rate was 21.7% compared to 19.4% for the nine months ended October 2, 2020. The increase in the effective tax rate was primarily due to a net decrease in benefits related to employee stock-based payments.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development costs for tax purposes and requires taxpayers to amortize domestic and foreign research costs over five years and 15 years, respectively. The House Ways and Means Committee has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the 2022 effective date remains in place, our initial assessment is our cash from operations would materially decrease in 2022 and our net deferred tax assets would increase by a similar amount. We are currently evaluating the potential impact on our cash flows from operations.
Bookings and Backlog
We recorded net bookings worth an estimated $4.7 billion and $12.3 billion during the three and nine months ended October 1, 2021, as compared to $4.3 billion and $14.5 billion for the three and nine months ended October 2, 2020.
The estimated value of our total backlog was as follows:

	October 1, 2021			October 2, 2020
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,412	$15,160	$19,572	$4,115	$13,746	$17,861
Civil	1,713	7,702	9,415	1,521	7,028	8,549
Health	1,164	4,541	5,705	1,208	4,101	5,309
Total	$7,289	$27,403	$34,692	$6,844	$24,875	$31,719
The increase in backlog includes $757 million of backlog acquired through business combinations in our Defense Solutions reportable segment.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at October 1, 2021 included a positive impact of $103 million when compared to total backlog at October 2, 2020, primarily due to the exchange rate movement in the British pound when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.

LEIDOS HOLDINGS, INC.

Liquidity and Capital Resources
Overview
As of October 1, 2021, we had $587 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of October 1, 2021, there were no borrowings outstanding under the revolving credit facility and we were in compliance with the related financial covenants.
At October 1, 2021, and January 1, 2021, we had outstanding debt of $5.1 billion and $4.7 billion, respectively. On May 7, 2021, we entered into a Credit Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.
We made principal payments on our long-term debt of $27 million and $80 million during the three and nine months ended October 1, 2021, respectively, and $477 million and $705 million during the three and nine months ended October 2, 2020, respectively. This activity included required principal payments on our term loans of $24 million and $72 million during the three and nine months ended October 1, 2021, and $24 million and $48 million during the three and nine months ended October 2, 2020. During the nine months ended October 2, 2020, we made additional payments of $3,975 million, related to our refinancing activities. On September 1, 2020, we retired our $450 million senior unsecured notes due December 2020.
The senior unsecured term loans and notes contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of October 1, 2021.
On July 12, 2021, Leidos, Inc. established a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance (see "Note 6–Debt" ). As of October 1, 2021, we did not have any Commercial Paper Notes outstanding.
We paid dividends of $51 million and $149 million during the three and nine months ended October 1, 2021, respectively, and $49 million and $148 million during the three and nine months ended October 2, 2020, respectively.
During the nine months ended October 1, 2021, we sold $693 million of accounts receivable under accounts receivable purchase agreements. There were no sales of accounts receivable during the thee months ended October 1, 2021. During the three and nine months ended October 2, 2020, we sold $753 million and $1,866 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $752 million and $1,864 million, respectively.
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
During the three and nine months ended October 1, 2021, we made open market repurchases of our common stock, under the Company's share repurchase program, for an aggregate purchase price of $137 million and $237 million, respectively.
The proposed legislation changes to the Tax Cuts and Jobs Act of 2017 and the potential for COVID-19 to affect the financial markets may impact our liquidity. We will continue to assess our liquidity needs as the proposed tax legislation changes and pandemic evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings under our revolving credit facility and commercial paper program.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in millions)
Net cash provided by operating activities	$565	$592	$821	$1,386
Net cash used in investing activities	(53)	(15)	(693)	(2,714)
Net cash (used in) provided by financing activities	(209)	(517)	(44)	1,353
Net increase in cash, cash equivalents and restricted cash	$303	$60	$84	$25
Net cash provided by operating activities decreased $27 million for the three months ended October 1, 2021, when compared to the prior year quarter. The decrease was primarily due to the $92 million deferral of employer payroll taxes in the prior year and the timing of customer advance payments, partially offset by lower income tax payments of $34 million and other favorable working capital changes.
Net cash provided by operating activities decreased $565 million for the nine months ended October 1, 2021, when compared to the prior year. The decrease was primarily due to lower sales of accounts receivable outstanding of $232 million, $92 million of deferral of employer payroll taxes in the prior year, higher income tax payments of $69 million, the receipt of $85 million of proceeds related to the VirnetX legal matter in the prior year and the timing of customer advance payments.
Net cash used in investing activities increased $38 million for the three months ended October 1, 2021, when compared to the prior year quarter primarily due to an additional inconsequential acquisition made during the current quarter (see "Note 3–Acquisitions, Goodwill and Intangible Assets").
Net cash used in investing activities decreased $2,021 million for the nine months ended October 1, 2021, when compared to the prior year, primarily due to larger acquisitions made in the prior year for Dynetics and the SD&A Businesses compared to our material current year acquisitions, 1901 Group and Gibbs & Cox (see "Note 3–Acquisitions, Goodwill and Intangible Assets") and lower capital expenditures in the current year.
Net cash used in financing activities decreased $308 million for the three months ended October 1, 2021 when compared to the prior year quarter. The change was primarily due to the early repayment to retire our $450 million senior unsecured notes in the prior year quarter, partially offset by $137 million of open market stock repurchases in the current year quarter.
Net cash used in financing activities increased $1,397 million for the nine months ended October 1, 2021, when compared to the prior year. The change was primarily due to a decrease of approximately $1,206 million from the net change of proceeds received from the issuance of debt, principal payments and payments for debt issuance costs and by $237 million of open market stock repurchases in the current year, partially offset by a net $34 million increase in capital contributions received from our non-controlling interest.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 10–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

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
We have entered into registration rights agreements, pursuant to which we agreed to use reasonable best efforts to file registration statements to permit the exchange of the Notes and related guarantees for registered notes having terms substantially identical thereto, or in the alternative, the registered resale of the Notes and related guarantees under certain circumstances. Pursuant to these registration rights agreements, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on May 6, 2021, which was declared effective on May 19, 2021.
The summarized balance sheet for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, as of October 1, 2021 was as follows (in millions):
Balance Sheet

Total current assets	$2,050
Goodwill	4,142
Investments in consolidated subsidiaries	4,912
Other long-term assets	1,414
Total assets	$12,518

Total current liabilities	$2,496
Long-term debt, net of current portion	4,614
Intercompany payables	1,451
Other long-term liabilities	899
Total liabilities	9,460
Total equity	3,058
Total liabilities and stockholders' equity	$12,518
The summarized statements of income for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the three and nine months ended October 1, 2021 were as follows (in millions):
Statements of Income

	Three Months Ended	Nine Months Ended
Revenues, net	$2,369	$6,885
Operating income	171	517
Net income attributable to Leidos common stockholders	74	218

Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 10–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended January 1, 2021 except for the elimination of the Income Taxes critical accounting policy.

LEIDOS HOLDINGS, INC.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On May 7, 2021 and January 14, 2021, we completed the acquisitions of Gibbs & Cox and 1901 Group, respectively ("the Acquired Businesses"). In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded the Acquired Businesses from our evaluation for the third quarter of fiscal 2021. We are in the process of integrating the Acquired Businesses into our system of internal control over financial reporting.
Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 10–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Other than as described below, there were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended January 1, 2021.
The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
The outbreak and global spread of COVID-19, and the preventative or protective actions that governments, corporations, individuals and we are taking and may continue to take in an effort to limit the impact of COVID-19, have resulted in a period of business disruption and increased economic uncertainty. The spread of COVID-19 has caused us to modify our business practices, including vaccination and testing requirements, employee travel, access to customer sites, employee and contractor remote work and restrictions to physical participation in meetings, events and conferences. We may take further actions that we determine are in the best interests of our employees, customers and business partners or may be required by government authorities. For example, on September 9, 2021, President Biden issued a series of executive orders to combat COVID-19, which requires us, as a federal contractor, to have our employees fully vaccinated by December 8, 2021, unless the employee is legally entitled to a religious or medical exemption. Effective October 1, 2021, we mandated a policy requiring all employees, vendors, subcontractors and visitors to be vaccinated or maintain proof of a negative COVID-19 test in order to enter a Leidos facility in the U.S. or to attend company business events outside of our facilities. On December 8, 2021, in order to comply with the executive orders, we will no longer allow proof of a negative COVID-19 test and all U.S. employees will be required to be vaccinated unless legally entitled to a religious or medical exemption. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, increased employee attrition, facility closures or other restrictions due to COVID-19, or do not comply with our vaccination mandate, our business and results of operations could be materially and adversely impacted.
Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. This could result in a re-evaluation of U.S. government spending levels and priorities, which could impact our business performance. The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, the emergence of new and more transmissible COVID-19 variants, including the efficacy of vaccines against such variants, booster vaccinations, or a lack of public acceptance of vaccines and low vaccination rates in certain parts of the U.S., may lead to delays in economic recovery. Further, even if vaccines are widely distributed and accepted, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19.
Even after COVID-19 has subsided, we may experience materially adverse impacts on our business as a result of the pandemic's global economic impact, including any recession that is occurring or may occur in the future. For example, the global spread of COVID-19 has resulted in a substantial decline in demand for air travel, which has adversely impacted the demand for products and services related to our airport security detection and automation business. We are not able to predict whether COVID-19 will result in permanent changes to air travel behaviors, including a permanent reduction in business travel as a result of the increased use of teleconferencing products and, more broadly, a general reluctance to travel by consumers, each of which has, and could continue to, impact our business. Further, new contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our program costs have increased as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance or equitable adjustments to contract prices, which could impact our profitability. The continued spread of COVID-19 has had and may continue to have similar negative impacts on our customers and third parties on which we rely, including subcontractors, service providers, suppliers and other business partners, causing delay or limiting their ability to perform, including in making timely payments to us. Any resulting financial impact cannot be reasonably estimated at this time but may materially and adversely affect our business, financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of COVID-19 and actions to contain it or treat its impact, among others. In addition, to the extent COVID-19 or any worsening of the global business and economic

LEIDOS HOLDINGS, INC.

environment as a result adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2021 - July 31, 2021	—	$—	—	5,962,565
August 1, 2021 - August 31, 2021	586,046	97.19	586,046	5,376,519
September 1, 2021 - September 30, 2021	822,173	97.67	822,173	4,554,346
October 1, 2021	—	—	—	4,554,346
Total	1,408,219	$97.47	1,408,219
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Form of Commercial Paper Dealer Agreement, dated July 12, 2021, between Leidos, Inc., as issuer, the Company, as guarantor, and the applicable Dealer party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 12, 2021.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference from the Company's Registration Statement on Form S-4, filed with the U.S. Securities and Exchange Commission on May 6, 2021.

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
Date: November 2, 2021

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer