Form 10-K
period 2021-12-31
Leidos Holdings, Inc.
filed 2022-02-15
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 2, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $14,463,896,796.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 8, 2022 was 140,505,454 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders ("2022 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

LEIDOS HOLDINGS, INC.
FORM 10-K
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:
•the impact of the coronavirus pandemic ("COVID-19") or future epidemics on our business, including the potential for facility closures, re-evaluation of U.S. government spending levels and priorities, delay of new contract awards, our ability to recover costs under contracts, the availability, acceptance and efficacy of vaccinations and laws and regulations with respect to vaccinations and insurance challenges;
•developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, or delays in the U.S. government budget process or approval of raising the debt ceiling;
•uncertainties in tax due to new tax legislation or other regulatory developments;
•rates of inflation;
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
•the damage and disruption to our business resulting from natural disasters and the effects of climate change;
Leidos Holdings, Inc. Annual Report - 1

LEIDOS HOLDINGS, INC.
FORM 10-K
•our ability to effectively acquire businesses and make investments;
•our ability to maintain relationships with prime contractors, subcontractors and joint venture partners;
•our ability to manage performance and other risks related to customer contracts;
•the failure of our inspection or detection systems to detect threats;
•the adequacy of our insurance programs, customer indemnifications or other liability protections designed to protect us from significant product or other liability claims, including cybersecurity attacks;
•our ability to manage risks associated with our international business;
•our ability to protect our intellectual property and other proprietary rights by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
•our ability to prevail in litigation brought by third parties of infringement, misappropriation or other violations by us of their intellectual property rights;
•our ability to declare or increase future dividends based on our earnings, financial condition, capital requirements and other factors, including compliance with applicable law and our agreements;
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

Leidos Holdings, Inc. Annual Report - 2

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 53 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms "we," "us" and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Leidos is a FORTUNE 500® technology, engineering, and science company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core competencies: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Applying our technically-advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA") and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. With a focus on delivering mission-critical solutions, Leidos generated 87% of revenues for the fiscal year ended December 31, 2021 ("fiscal 2021") from U.S. government contracts.
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
Our Business Segments
At December 31, 2021, our business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the customers and markets we serve. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Less than 8% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.
Defense Solutions
Defense Solutions provides leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital transformation, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and human space exploration. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the National Aeronautics and Space Administration ("NASA"), Defense Information Systems Agency ("DISA"), military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 58% of total revenues for fiscal 2021, 60% of total revenues for the fiscal year ended January 1, 2021 ("fiscal 2020") and 57% of total revenues for the fiscal year ended January 3, 2020 ("fiscal 2019").
Leidos Holdings, Inc. Annual Report - 3

PART I

•Digital Transformation – As an industry leader in enterprise IT, we provide extensive worldwide digital support operations for our nation's largest and most critical infrastructure. We design, develop, implement and maintain IT environments to provide stability and flexibility to mission needs. Our capabilities support offerings including cybersecurity, data analytics, and operations and logistics. Our cybersecurity solutions help detect and manage the most sophisticated cyber threats.
•C4ISR Technologies and Services – We offer a wide range of technologies and services in multiple domains that address the nation's most critical threats and deliver solutions to the U.S. Intelligence Community, DoD and military services. Our market concentration is on airborne and ground intelligence, surveillance and reconnaissance ("ISR"), maritime systems, electronic warfare systems, distributed sensor systems, autonomous systems, sensors and Command and Control ("C2"). We provide multi-spectral, airborne, ground and maritime ISR collection and processing systems, advanced sensor design, C2 solutions and training systems. We also provide laser and radio frequency-based communications systems for airborne, ground, naval and space platforms. We link our high-end solutions to other key services demanded by our customers. In the air, we support a fleet of over 100 government and Leidos-owned fixed wing, rotary wing and unmanned aircraft. On the ground, we provide mission-critical Command, Control and ISR and support through innovative solutions, essential services and enriched data management tools facilitating critical decision making. On and under the sea, we continue to enhance our surface and subsurface autonomous and unmanned technologies to help make maritime operations safer and more efficient for government and industry by providing leading sensor systems, signal processing, communications hardware and software to support these vital missions. We are among the market leaders in submarine collection technologies and anti-submarine warfare system installation and maintenance and are expanding our capabilities in these areas to meet market demand for this growing threat. We also provide prototyping and research and development support services to a wide variety of DoD customers from concept analysis to classified manufacturing.
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
Civil
Our Civil business is focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of transportation solutions, security detection and automation, digital transformation services and environment, energy and infrastructure. Civil represented 23% of total revenues for fiscal 2021, 24% of total revenues for fiscal 2020 and 25% of total revenues for fiscal 2019.
•Transportation Solutions – Leidos is a trusted systems developer, service provider and integrator serving Air Navigation Service Providers around the world, including the FAA. We provide air traffic control systems that help manage the world's most complex airspace. We deliver many of the FAA's key automation systems and services, including the En Route Automation Modernization ("ERAM"), Advanced Technology Oceanic Procedures ("ATOP"), Time Based Flow Management, Terminal Flight Data Management, Enterprise-Information Display System, Geo-7 and Future Flight Services. Leidos recently received 10+ year extensions to the ERAM and ATOP contracts for continued delivery of the evolving National Airspace System needs. In addition, under the Mode S Beacon Replacement Systems contract, Leidos is supporting the replacement of the FAA's Mode S Beacon Systems, which are secondary surveillance radar capable of providing surveillance and specific aircraft information necessary to support Air Traffic Control automation in all traffic environments. We also provide key air traffic control systems around the world, including New Zealand and South Korea.
•Security Detection and Automation – Our comprehensive suite of fully-integrated security detection and automation solutions help increase security for aviation, ports and borders and critical infrastructure customers around the world. With more than 24,000 products deployed across over 120 countries, this business has the most widespread global footprint within the Civil portfolio. Leveraging this portfolio, our core technical strengths and robust research and development initiatives, we are positioned to address emerging and evolving threats through rapid development of innovative solutions for our global customers. We are also a leader in aviation screening equipment, facilitating secure and efficient passenger movement through fully-integrated solutions in airports worldwide. Our aviation solutions include best-in-class checkpoint computed tomography, people scanners, explosive trace detectors and checked baggage screening. For ports and borders worldwide, Leidos is helping safeguard the flow of regulated commerce through innovations in screening technologies, common interfaces and artificial intelligence and machine learning to effectively detect and mitigate threats across all trade elements, including cargo, vehicles and people. We are the leading supplier of mobile non-intrusive inspection systems to U.S. Customs and Border Protection ("CBP"). Leidos implemented the CBP “Port of the Future” pilot at Brownsville, Texas border crossing aimed at achieving CPB cargo and privately-owned vehicle border screening goals. In addition, we are transforming security detection beyond ports of entry to deliver fully-integrated and frictionless security solutions for public venues and critical infrastructure.
•Digital Transformation – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery and end-user satisfaction. Leidos is modernizing enterprise IT in classified and unclassified environments, including programs with the FAA, NASA, IRS and the Department of Justice.
Leidos Holdings, Inc. Annual Report - 5

PART I

•Climate, Energy and Environment – We are trusted by government agencies and commercial customers with substantial environmental and sustainability driven missions. Our reputation across environmental management, nuclear security, energy efficiency, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support the critical missions of the Department of Energy ("DoE"), National Nuclear Security Administration, National Science Foundation, utilities, energy investors and developers and energy efficiency administrators. At the DoE Hanford site, we provide site-wide infrastructure management and operation including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability and compliance, first responder services and future project planning. At the National Energy Technology Laboratory, we actively perform and provide support for fundamental and applied research efforts, including providing product and logistical support comprising of strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient conduct of research. In addition, we help investor-owned utilities modernize power delivery systems, implement energy management strategies, transform digital infrastructure and gain operational efficiencies to meet evolving energy needs.
Health
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital transformation and life sciences research and development. Health represented 19% of total revenues for fiscal 2021, 16% of total revenues for fiscal 2020 and 18% of total revenues for 2019.
•Health Information Management Services – Leidos employs holistic-systems thinking in fielding applied technology solutions across the entire continuum of healthcare. In our work delivering a single, common electronic health record to both DoD and VA hospitals and treatment facilities worldwide, our responsibilities range from integrating software for the electronic healthcare record vendor and dental record vendors to integrating picture archiving and communications software and more. We support cybersecurity across all integrated systems. We also provide enterprise IT solutions to the VA, National Institutes of Health ("NIH"), DoD and other federal health customers to help operate mission critical infrastructure reliably and at a reasonable cost. Commercially, we are leveraging these same Leidos-wide capabilities to manage critical infrastructure to one of the largest health systems in the United States.
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
•Digital Transformation – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes IT strategic planning, outsourcing and management of large scale data centers, agile software development and system transformation, cloud migration and application modernization, digitization and big data management and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA, Defense Health Agency ("DHA") and commercial customers. Leidos helps transform our customers' IT environments in support of their most critical missions, accomplished in a highly secure manner by leveraging our cybersecurity domain expertise and our Leidos rapid application development software platform.
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
From the biomedical sciences to implementing and optimizing electronic health records and enabling providers to perform care coordination and population health management, Leidos is pioneering the use of the depth and breadth of systems integration principles, processes and technologies to transform the health industry’s evolution towards better quality and more efficient and effective care.
Corporate
Corporate includes the operations of various corporate activities, certain expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
Acquisitions and Divestitures
During fiscal 2021, we completed the acquisitions of Gibbs & Cox, 1901 Group, LLC, and an immaterial strategic business acquisition. During fiscal 2020, we completed the acquisitions of L3Harris Technologies' ("L3Harris") security detection and automation businesses and Dynetics, Inc. Additionally, during fiscal 2019, we completed the acquisition of acquired IMX Medical Management Services and its affiliated businesses. See "Note 5—Acquisitions and Divestitures" in Part II of this Annual Report on Form 10-K for further information.
During fiscal 2021, we signed a definitive agreement to dispose of Aviation & Missile Solutions LLC within our Defense Solutions segment. During fiscal 2019, we divested of our commercial cybersecurity and health staff augmentation businesses. For further information, see "Note 5—Acquisitions and Divestitures" in Part II of this Annual Report on Form 10-K.
Key Customers
The majority of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government, with the remaining attributable to international customers, including the U.K. Ministry of Defence and Australian Ministry of Defence, and customers across a variety of commercial markets. Within the U.S. government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, DHS, DISA, FAA, Transportation Security Administration, CBP, DHA, VA, Department of Health and Human Services, NASA, National Science Foundation, DoE, the Environmental Protection Agency and research agencies such as Defense Advanced Research Projects Agency.
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Human Capital
Employee and Workforce Demographics
As of December 31, 2021, we employed approximately 43,000 full and part-time employees of whom approximately 39,000 are located in the United States and the remainder of which are located in more than 39 countries worldwide. Approximately 35% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 22% of our employees have advanced degrees, 49% of our employees possess U.S. security clearances and approximately 20% of our employees are military veterans.
Leidos Holdings, Inc. Annual Report - 7

PART I

As of December 31, 2021, our workforce consisted of the following:

Gender of global employees	Male(1)	Female(1)
Global workforce	66%	34%
(1) Based on employees who self-identify.

Age of global employees
Less than 30 years	15%
30-50 years	49%
Greater than 50 years	36%

Ethnicity of US employees(1)
White	64%
Black	13%
Asian/Indian	9%
Hispanic/Latino	8%
Other	3%
Undisclosed	3%
(1) Based on employees who self-identify.
Inclusion and Diversity
Our inclusion and diversity strategy and approach focuses on extensive education and best practices to enable leader accountability, improve enterprise representation and evolve an inclusive culture. To further incorporate inclusion in all areas of our business processes and practices, all leaders and employees are required to take inclusion training annually to recognize challenges and mitigate barriers to inclusion in the workplace.
Our employees are encouraged to create and join multiple employee resource groups (“ERGs”) where they can continue to develop cultural competence across various categories of diversity, enhance their personal networks, develop leadership skills, and actively contribute to making Leidos a great place to work. In fiscal 2020, we launched our inaugural Enterprise Inclusion Council to advise on the evolution of our inclusion and diversity strategy and help leverage best practices across the company. The Council is chaired by two senior executives, a board member who serves as a senior advisor and volunteers from across the business lines and functions.
Our Executive Mentoring Program is a year-long cohort designed to engage, develop and retain high-potential employees, most of which are female and/or ethnically diverse participants. Our executives are each assigned to mentor at least one employee nominated through the program to provide advice and guidance on development and preparation for advancement opportunities.
Culture and Values
We have six core values that make us who we are as individuals and collectively as a company – integrity, inclusion, innovation, agility, collaboration and commitment. These values provide a roadmap for our behavior and help to guide our decisions in the workplace. They are a key component of our corporate culture and are integrated into all employees' annual assessments to reinforce expectations. Our practices are based on our commitment to do the right thing for our customers, our employees and our community. Our values are demonstrated by our employees as they help our customers execute important missions on the front lines of the world’s most complex markets.
Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the fourth consecutive year, the Ethisphere Institute named Leidos one of the World's Most Ethical Companies in 2021.
Leidos Holdings, Inc. Annual Report - 8

PART I

Career Mobility, Development and Growth
We recognize the value of a high-performing workforce and are committed to providing opportunities for employees by encouraging career growth and movement across the enterprise. We view career development as a partnership between employees, leaders and the company with a focus on building skills and experiences through internal mobility, experiential learning, specialized programs (such as rotational opportunities), feedback and mentoring. We provide a variety of career development resources, training and engagement sessions for employees and leaders.
We are dedicated to undertaking efforts to retain and strengthen our highly-skilled workforce. We recognize the importance of technical upskilling and reskilling to support evolving workforce needs, and we offer programs which allow us to develop and retain internal talent while providing employees with career growth. We have an Internal Mobility Program with a dedicated team that proactively focuses on the redeployment of our employees. We teach employees how to use the tools and resources available to them, and gain visibility across the enterprise. We assist managers and recruiters in identifying internal candidates for their programs. We also conduct formal employee engagement surveys and run quarterly pulse surveys to drive engagement, inclusion and retention across the organization.
We offer instructor-led, virtual training and self-paced learning and development programs that develop and enhance employee skills. We offer formal programs to help employees prepare for certifications including the Project Management Institute and International Council on Systems Engineering as well as resources to prepare for over 95 industry-standard professional and technical certifications. Additionally, we offer tuition assistance to all U.S. full-time employees at accredited universities.
We invest in our current and future leaders in a number of ways. We have the Leidos Leadership program, which develops effective and inclusive leaders, where our managers and executive leaders participate in leadership development programs targeted towards the competencies and skills needed at their level. Annually we host a two-day Leadership Summit for approximately 350 of our most senior leaders aligning business strategy and transformation initiatives, alongside emphasizing the core values of our organization.
We have an annual succession planning rhythm and process that identifies and develops high-potential employees at all levels of the organization. We create succession plans for all executive-level positions as well as for other roles throughout the organization considered vital to our success. In addition, we establish development and engagement plans for top talent comprised of formal and informal training, mentoring, coaching and experiential learning opportunities.
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
We leverage our college campus and military veteran outreach as well as our ERGs to recruit diverse candidates. Our college campus outreach engages talent from multiple university sources including the Leidos Strategic University Alliances, Historically Black Colleges and Universities, Hispanic and other minority-serving institutions. Our military veteran outreach program attracts, retains and supports current veterans, transitioning service members and military spouses.
Health and Workplace Safety
Our primary focus is on the health and safety of our employees. Our multi-functional working group established in fiscal 2020 continues to monitor and respond to COVID-19. This group closely follows the recommendations of the World Health Organization and the U.S. Centers for Disease Control and Prevention, as well as national and local authorities in the regions where we perform work for our customers. We have taken steps to support increased teleworking and working environments. We have established a COVID-19 Safety Policy to ensure safety protocols are implemented throughout the pandemic. Employees are also required to review our self-screening checklist to ensure they are not experiencing symptoms prior to coming into a facility.
Leidos Holdings, Inc. Annual Report - 9

PART I

On September 9, 2021, President Biden issued a series of executive orders to combat COVID-19, one of which requires us, as a federal contractor, to have our employees fully vaccinated unless the employee is legally entitled to a religious or medical exemption. That executive order is currently under a nationwide injunction and its future is uncertain. We are prepared to comply with the executive order in the event the injunction is lifted.
We believe we are a leader in the field of occupational health and safety (“OH&S”) and we place a strong emphasis on these activities, both internally and on behalf of our customers. Internally, we emphasize direct management responsibility, corporate policies and directives, OH&S program implementation, employee training and compliance assessments. Our corporate policies and procedures support compliance with OH&S regulations at work locations. We have a proactive compliance program of employee education, training, auditing and reporting that, through employee awareness and integration into our business operations, supports our commitment to a safe and healthy work environment.
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
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development ("IR&D") and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $109 million, $73 million and $49 million for fiscal 2021, 2020 and 2019, respectively, which as a percentage of consolidated revenues was 0.8%, 0.6% and 0.4% for fiscal 2021, 2020 and 2019, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Leidos Holdings, Inc. Annual Report - 10

PART I

We believe that our principal competitors currently include the following companies: Amentum Services Inc., Booz Allen Hamilton Inc., CACI International Inc., General Dynamics Corporation, Jacobs Engineering Group Inc., KBR Inc., L3Harris, Lockheed Martin Corporation, ManTech International Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, SAIC and Peraton. These companies span across sectors that include engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
We compete on various factors, including our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing, the size and geographic presence of our company and past performance credentials.
Contract Procurement
Our business is heavily regulated, and we must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. The U.S. government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. government customers employ several contracting methods to purchase services and products. Budgetary pressures and reforms in the procurement process have caused many U.S. government customers to increasingly purchase services and products using contracting methods that give them the ability to select multiple contract winners or pre-qualify certain contractors to provide services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. government agencies procure services and products include the following:
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
Leidos Holdings, Inc. Annual Report - 11

PART I

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
Contract Types
Generally, the type of contract for our services and products is determined by or negotiated with the U.S. government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:
•Cost-reimbursement contracts include cost-plus-fixed-fee, award-fee and incentive-fee contracts. These contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. These contracts are typically used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk but require us to use our best efforts to accomplish the scope of the work within a specified time and budget. Award and incentive fees are generally based on performance criteria such as cost, schedule, quality and/or technical performance. Award fees are determined and earned based on customer evaluation of the company's performance against contractual criteria. Incentive fees that are based on cost provide for an initially negotiated fee to be adjusted later, typically using a formula to measure performance against the associated criteria, based on the relationship of total allowable costs to total target costs.
Leidos Holdings, Inc. Annual Report - 12

PART I

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
•Firm-Fixed-Price (“FFP”) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is typically used when the customer acquires products and services on the basis of reasonably definitive specifications that have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned, but FFP contracts increase our exposure to the risk of cost overruns.
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
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including to the DoD, the U.S. Intelligence Community and the DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. Some significant laws and regulations that affect us include:
•the Federal Acquisition Regulation ("FAR") and supplements, including the DoD Federal Federal Acquisition Regulation Supplement ("DFARS"), which regulate the formation, administration and performance of U.S. government contracts;
•the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information and our ability to provide compensation to certain former government officials;
Leidos Holdings, Inc. Annual Report - 13

PART I

•the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval;
•the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government; and
•the U.S. government Cost Accounting Standards ("CAS"), which imposes accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.
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
•require compliance with U.S. government CAS;
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
Privacy and Data Security Laws
Some of our operations and service offerings involve access to and use by us of personally identifiable information and/or protected health information. These activities are regulated by extensive federal, state and international privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information. For example:
•the European Union's ("EU’s") General Data Protection Regulation (“GDPR”), which took effect in May 2018, has created new compliance obligations for companies that process data of EU data subjects, which require investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance;
•the California Consumer Protection Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, provides new consumer privacy rights to natural persons residing in California by regulating the processing of personal information of California residents and increasing the obligations on businesses in connection with such activities;
•the California Privacy Rights Act (“CPRA”), will take effect in most material respects on January 1, 2023. The CPRA modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts; and
•the Virginia Consumer Data Protection Act (“VCDPA”), which will go into effect on January 1, 2023, grants Virginia residents the rights to access, correct, delete, know and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the CCPA and CPRA. The VCDPA also provides for additional data protection assessment requirements.
Leidos Holdings, Inc. Annual Report - 14

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
Leidos Holdings, Inc. Annual Report - 15

PART I

Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report, and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed and our stock price could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest, exchange rates and inflation, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in our stock price.
Industry and Economic Risks
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
We generated approximately 87% of our total revenues during fiscal 2021, 2020 and 2019 from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, particularly with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues. Negative publicity, including reports from the press or social media coverage, regardless of accuracy or completeness, and which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, information security breaches or other aspects of our business, could harm our reputation, particularly with these agencies. Due to the sensitive nature of our work and our confidentiality obligations to our customers, and despite our ongoing efforts to provide transparency, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected, certain customers could cease to do business with us. In addition, our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease, and our business, future revenues, financial condition and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 44% of our total revenues for fiscal 2021, 49% of our total revenues for fiscal 2020 and 48% of our total revenues for fiscal 2019. Levels of U.S. government and DoD spending are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities and defense spending levels, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress and what challenges budget reductions will present for us and our industry generally.
Current U.S. government spending levels for defense-related or other programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. If government funding relating to our contracts with the U.S. government or DoD becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or
Leidos Holdings, Inc. Annual Report - 16

PART I

the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts.
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
Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriation process could delay procurement of the products, services and solutions we provide and adversely affect our future revenues.
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle, but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. From time to time, we have experienced a decline in revenues in our fourth quarter as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. Congress appropriates funds on an annual fiscal year basis for many programs, even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are obligated to the contract. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors or that may be awarded but for which we do not receive meaningful task orders, and several risks, including the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. We are also experiencing increased competition generally, which impacts our ability to obtain contracts; see the risk factor “We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.” Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.
Leidos Holdings, Inc. Annual Report - 17

PART I

The U.S. government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenues and profitability.
Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are typically funded on an annual basis. Under our contracts, the U.S. government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
We have experienced and continue to experience periodic performance issues under certain of our contracts. Some of our contracts involve developing complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
Our business is highly competitive and we compete with larger companies with greater name recognition, financial resources and a larger technical staff. We also compete with smaller, more specialized companies that can concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities and federal non-profit contract research centers. For example, some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or determine to source work internally rather than hiring a contractor. The markets in which we operate are characterized by rapidly changing customer needs and technology and our success depends on our ability to invest in and develop services and products that address such needs. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel, or be willing to accept more risk or lower profitability in competing for contracts.
Some of our competitors have made or could make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, which allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote more significant resources to bring these products and services to market, initiate or withstand substantial price competition, develop and expand their product and service offerings more quickly than we do or limit our access to certain suppliers. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share. Further industry consolidation may also impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.
Legal and Regulatory Risks
Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
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
Leidos Holdings, Inc. Annual Report - 18

PART I

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
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult to implement and could adversely affect our future revenues, profitability and prospects.
As a U.S. government contractor, our partners and we are subject to reviews, audits and cost adjustments by the U.S. government, which could adversely affect our profitability, cash position or growth prospects if resolved unfavorably to us.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, the DoD Inspector General and others. These agencies review a contractor's performance on government contracts, cost structure, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations, terms and standards, and the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor's accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.
As a result of increased scrutiny on contractors and U.S. government agencies, audits and reviews are conducted rigorously and the applicable standards are strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and the DCMA accepts our remediations. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an "approved" determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government. As of December 31, 2021, indirect cost audits by the DCAA remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
Leidos Holdings, Inc. Annual Report - 19

PART I

Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the U.S. If a review or investigation identifies improper or illegal activities, we may be subject to disgorgement of profits, fines, damages, litigation, civil or criminal penalties, exclusion from sales channels or sales opportunities, injunctions or administrative sanctions, including the termination of contracts, the triggering of price reduction clauses, suspension of payments, suspension or debarment from doing business with governmental agencies or other consequences. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations from government organizations, legislative bodies or agencies into business practices and major programs supported by contractors may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects.
Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration or other legal proceedings could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management's attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For a description of our current legal proceedings, see "Item 3. Legal Proceedings" along with "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
Our business is subject to complex and evolving laws and regulations regarding privacy and data security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our revenues and profitability.
We are subject to a variety of laws and regulations in the U.S. and abroad relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and
Leidos Holdings, Inc. Annual Report - 20

PART I

applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.
As a contractor supporting defense, health care, and national security clients, we are also subject to certain additional, specific regulatory compliance requirements relating to data privacy and security. Under DFARS and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with the applicable security and control requirements, and there is unauthorized access or disclosure of sensitive information, this could potentially result in a contract termination or information security issues, which could materially and adversely affect our business and financial results and lead to reputational harm. We will also be subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require contractors processing critical national security information on their IT systems to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. In addition, our subcontractors, and in some cases our vendors, also may be required to adhere to the CMMC program requirements and, potentially, to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
The overarching complexity of data privacy and security laws and regulations around the world pose a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the breach of applicable data privacy and security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws, regulations or standards, may have on our business. Any failure or perceived failure by us, our service providers, suppliers, subcontractors or other business partners to comply with applicable laws, regulations and other obligations in these areas could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws, regulations and other obligations. For additional background on the privacy laws that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K.
Business and Operational Risks
The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
The outbreak and global spread of COVID-19, and the preventative or protective actions that governments, corporations, individuals and we are taking and may continue to take in an effort to limit the impact of COVID-19, have resulted in a period of business disruption and increased economic uncertainty. The spread of COVID-19 has caused us to modify our business practices, including vaccination and testing requirements, employee travel, access to customer sites, employee and contractor remote work and restrictions to physical participation in meetings, events and conferences. Illness, travel restrictions or other workforce disruptions could adversely affect our supply chain and our access to suppliers of important technologies and components, our ability to timely and satisfactorily complete our clients’ projects, our ability to provide services to our clients or our other business processes. We may take further actions that we determine are in the best interests of our employees, customers and business partners or may be required by government authorities. For example, on September 9, 2021, President Biden issued a series of executive orders to combat COVID-19, including an executive order that would have required us, as a federal contractor, to have our employees fully vaccinated unless the employee is legally entitled to a religious or medical exemption. That executive order is currently under a nationwide injunction and its future is uncertain. In any event, there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19. In addition, as local conditions and regulations continue to permit the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as
Leidos Holdings, Inc. Annual Report - 21

PART I

a result of transportation, childcare, and ongoing health issues, which could negatively affect our business. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, increased employee attrition, facility closures or other restrictions due to COVID-19, or do not comply with our COVID-19 mitigation efforts or facility access requirements, our business and results of operations could be materially and adversely impacted.
Government agencies are our primary customers and the long-term impact of increased government spending in response to COVID-19 is uncertain. This could result in a re-evaluation of U.S. government spending levels and priorities, which could impact our business performance. The situation surrounding COVID-19 remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, the emergence of new and more transmissible COVID-19 variants, including the efficacy of vaccines against such variants, booster vaccinations, or a lack of public acceptance of vaccines and low vaccination rates in certain parts of the U.S., may delay economic recovery. Further, even if vaccines are widely distributed and accepted, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19.
The global spread of COVID-19 has resulted in a substantial decline in demand for air travel, which has adversely impacted the demand for products and services related to our airport security detection and automation business. We are not able to predict whether COVID-19 will result in permanent changes to air travel behaviors, including a permanent reduction in business travel as a result of the increased use of teleconferencing products and, more broadly, a general reluctance to travel by consumers, each of which has, and could continue to, impact our business. Further, new contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our program costs have increased as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance or equitable adjustments to contract prices.
Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, such as the Anti-Kickback Act, and the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. See also the risk factor “Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.” Although we have implemented policies, procedures, training and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil or criminal investigations and enforcement actions, fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
Leidos Holdings, Inc. Annual Report - 22

PART I

A failure to attract, train, retain and motivate skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our continued success and ability to compete in a highly competitive environment depend on our ability to recruit and retain highly trained and skilled science, engineering, technical, math and professional personnel. Competition for skilled personnel is intense and many U.S. government programs also require contractors to have security clearances, certain of which can be difficult and time-consuming to obtain and personnel with such security clearances are in great demand. As a result, it is difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. In addition, certain personnel may be required to receive various security clearances to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or not obtained, which may negatively impact our ability to perform on such engagements in a timely matter or at all. We believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business, generate new business, execute on our business plans in an efficient and effective manner, and continually develop new members of senior management. An inability to retain appropriately qualified and experienced senior executives or our failure to continue to develop new members could cause us to lose customers or new business opportunities.
We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
As of December 31, 2021, our total backlog was $34.5 billion, including $7.4 billion in funded backlog. Due to the U.S. government's ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time and resources accurately.
We generate revenues under various types of contracts, including cost-reimbursement, FP-IF, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive-fee and award-fee contracts, is finally determined. Cost-reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customers' variable purchasing patterns of our more profitable proprietary products.
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk underestimating the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 37% of our total revenues for fiscal 2021. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, rising inflation, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
We recognize revenue on our service-based contracts primarily over time as there is a continuous transfer of control to the customer throughout the contract as we perform the promised services, which generally requires estimates of total
Leidos Holdings, Inc. Annual Report - 23

PART I

costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results.
Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process sensitive information, including personally identifiable information, protected health information, personnel information, classified information, contractor unclassified information, intellectual property and financial information, concerning our business, employees and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise such sensitive information through cyber-attacks, insider threats and other information security threats, including physical break-ins and malicious insiders. Any electronic or physical break-in or other security breach or compromise of our information technology systems and networks or facilities, or those of our service providers, suppliers or subcontractors, may jeopardize the security of information stored or transmitted through these systems and networks or stored in those facilities. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data or systems. We could also be potentially subject to operational downtimes and delays and other detrimental impacts on our operations or ability to provide products and services to our customers. Some of these risks may be heightened due to protocols related to remote work implemented as a result of the COVID-19 pandemic. We are also increasingly subject to customer-driven cybersecurity certification requirements, which are expected to be necessary to win future contracts. Such security incidents also could result in liability or trigger other obligations under such contracts or increase the difficulty of winning future contracts. Many statutory requirements, both in the U.S. and abroad, also include obligations for companies to provide notice of data security incidents involving certain types of data (including obligations to notify affected individuals and regulators in the event of security breaches involving certain personal data), which could result from breaches of our service providers, our suppliers or subcontractors.
Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats and attacks, we and our service providers, suppliers and subcontractors have faced and continue to face advanced and persistent attacks on our information systems. We cannot guarantee that future incidents will not occur, and if an incident does occur, our incident response planning may not prove fully adequate. We may also not be able to mitigate its impacts successfully. Techniques used by others to gain unauthorized access to sensitive information or disrupt systems and networks for economic or strategic gain are constantly evolving, increasingly sophisticated, and increasingly difficult to detect and successfully defend against. These techniques include cyberattacks, phishing and impersonating authorized users, among others, and may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with well-funded organized crime or state-sponsored efforts).
We seek to detect and investigate all information security incidents and to prevent their occurrence, prolongation or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against information security and malicious insider threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls, or those of our service providers, suppliers or subcontractors, have protected against, detected, mitigated or will detect, prevent or mitigate, any of these threats and we cannot predict the full impact of any such past or future incident. We may be currently unaware of certain vulnerabilities or lack the capability to detect them, which may allow them to persist in our information technology environment over long periods and, even if discovered, our remediation efforts may not be completely successful.
Leidos Holdings, Inc. Annual Report - 24

PART I

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
The occurrence of any unauthorized access to, attacks on or security breaches of our or our service providers', suppliers' or subcontractors' information technology infrastructure, systems or networks or data, could disrupt our infrastructure, systems, networks or those of our customers, impair our ability to provide services to our customers and may jeopardize the security of data collected, stored, transmitted or otherwise processed through our information technology infrastructure, systems and networks. As a result, we could be exposed to claims, fines, penalties, loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), contract terminations and damages, remediation costs and other costs and expenses, regulatory investigations or sanctions, indemnity obligations and other potential liabilities. Any of the foregoing could adversely affect our reputation, ability to win work on sensitive contracts or loss of current and future contracts (including sensitive U.S. government contracts), business operations and financial results. We have insurance against some cyber-risks and attacks; however, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.
Our business is subject to disruption caused by natural disasters that could adversely affect our profitability and overall financial position.
We have significant operations, including infrastructure, information technology systems, research facilities and centers of excellence, located in regions that may be exposed to physical risks, such as hurricanes, earthquakes, other damaging storms, water levels, wildfires and other natural disasters. Our subcontractors and suppliers are also subject to natural disasters that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could adversely affect our financial position, results of operations and cash flows.
There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy,
Leidos Holdings, Inc. Annual Report - 25

PART I

legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
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
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly and in particular by complex and rapidly evolving technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or depend on factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our profitability and future prospects. In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability, such as problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract costs and fee payments we previously received.
We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
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
Leidos Holdings, Inc. Annual Report - 26

PART I

We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We selectively pursue strategic acquisitions, investments and joint ventures. These transactions require a significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including that we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive; we may not be able to accurately estimate the financial effect of acquisitions and investments on our business or realize anticipated synergies, business growth or profitability and may be unable to recover investments in any such acquisitions and investments; we may not be able to manage the integration process for acquisitions successfully, and the integration process may divert management time and focus from operating our business, including as a result of incompatible accounting, information management or other control systems; acquired technologies, capabilities, products and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected; we may have trouble retaining key employees and customers of an acquired business; we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies, including those relating to financial reporting, revenue recognition or other financial or control deficiencies; we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or we may face litigation or material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification, including claims from terminated employees, customers, former stockholders or other third parties, or there may be other unanticipated write-offs or charges; we may be required to spend a significant amount of cash or to incur debt, resulting in increased fixed payment obligations or covenants or other restrictions on us, or issue shares of our common stock or convertible debt, resulting in dilution of ownership; we may not be able to influence the operations of our joint ventures effectively, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations; and if our acquisitions, investments or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
In addition, we periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require a significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.
Goodwill and other intangible assets represent significant assets on our balance sheet and any impairment of these assets could negatively impact our results of operations.
As of December 31, 2021, goodwill and intangible assets, net was 60% of our total assets. The amount of our goodwill may substantially increase in the future as a result of any acquisitions that we make. Intangible assets and goodwill are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of intangible assets with indefinite lives. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. Adverse changes in fiscal and economic conditions, such as those related to federal budget cuts and the nation’s debt ceiling, deteriorating market conditions for companies in our industry and unfavorable changes in discount rates could result in an impairment of goodwill and other intangibles. Any future impairment of goodwill or other intangible assets would have a negative impact on our results of operations in the period in which they are recognized.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
Leidos Holdings, Inc. Annual Report - 27

PART I

We rely on our teaming relationships with other prime contractors and subcontractors, who are also often our competitors in other contexts, to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor, and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to perform on contracts. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.
Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.
Some of our services and operations involve the assessment or remediation of environmental hazards, and the use, handling or disposal of hazardous substances. These activities and our operations generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government. Our current and previous ownership and operation of real property also subject us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we violate or incur liabilities pursuant to these laws or regulations, our financial condition and operating results could be adversely affected.
We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
We design, develop, manufacture, sell, service, and maintain various inspection systems and related integration and automation systems designed to assist in detecting bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Such systems utilize software algorithms to interpret data produced by the system and signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Many of these systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle or other vessel. Others signal to the operator that further investigation is required, and the training, reliability and competence of the customer's operator are crucial to the detection of suspicious items. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was, in fact, present, resulting in significant damage, we could become the subject of significant product liability claims. There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability or other claims against us. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could adversely affect our business.
Leidos Holdings, Inc. Annual Report - 28

PART I

Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, such as earthquakes, fires, extreme weather conditions and pandemics. If any of our third-party insurers fail, becomes insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications or other legal protections, our business, financial position, operating results and prospects may be harmed. Any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues.
We face risks associated with our international business.
Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include failure to comply with U.S. government and foreign laws and regulations applicable to international business, including, without limitation, those related to employment, privacy, taxes, data protection, technology transfer, information security, environment, data transfer, import and export controls (including the ITAR and the anti-boycott provisions of the EAR), sanctions, anti-bribery (including the FCPA, the U.K. Bribery Act and similar foreign anti-corruption laws) and other administrative, legislative or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries or have an adverse impact on our business with the U.S. government, and expose us to risks and costs of noncompliance with such laws and regulations, in addition to administrative, civil or criminal penalties; increased financial and legal risks arising, for example, from foreign exchange rate variability, imposition of tariffs or additional taxes, inflation, restrictive trade policies, longer payment cycles, delays or failures to collect amounts due to us and differing legal systems, and which may adversely affect the performance of our services, sale of our products or repatriation of our profits; and political or economic instability in countries where we provide services and products in support of the U.S. government and other customers in countries, which increases the risk of an incident resulting in injury or loss of life, damage or destruction of property or inability to meet our contractual obligations. Our failure to comply with these laws might subject us to civil and criminal penalties that might have a materially adverse impact on our business operations and our financial position or results of operations. Although our international operations have historically generated a small proportion of our revenues, we are seeking to grow our international business, in which case these regulatory, geopolitical and other factors may have a greater impact on our business in the future and could adversely affect our business.
We have only a limited ability to protect or exploit intellectual property rights, which are important to our success. Our failure to adequately obtain, maintain, protect and enforce our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe patent protection is appropriate or obtainable. However, trade secrets are generally difficult to protect. Despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to obtain, copy, use or disclose our intellectual property or other proprietary information or technology without our authorization. In addition to protection under the law, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, service providers, suppliers, subcontractors and customers, and we generally attempt to limit access to and distribution of our proprietary information. Although our employees and contractors are subject to confidentiality obligations and use restrictions, this protection may be inadequate to deter or prevent them from infringing, misappropriating or otherwise violating our confidential information, technology or other intellectual property or proprietary rights, and can be difficult to enforce. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. We may be required to expend significant resources
Leidos Holdings, Inc. Annual Report - 29

PART I

and efforts to monitor and protect our intellectual property and other proprietary rights, and we may conclude that, in at least some instances, the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation or other violations of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights, but outcomes in any such litigation can be difficult to predict, and could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. If we are unable to detect or prevent third parties from infringing, misappropriating or otherwise violating our rights in our patents, copyrights, trademarks, trade secrets or other proprietary rights or information, our competitive position could be adversely affected. Also, in connection with our performance of services for the U.S. government, the U.S. government has certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which means that the U.S. government may disclose or license our information to third parties, including, in some instances, our competitors. Any exercise by the U.S. government of such rights could adversely affect our competitive position, business, financial condition, results of operations and prospects.
We may also, from time to time, inadvertently infringe the intellectual property rights of others, resulting in claims against our customers or us, or we may face allegations that we or our service providers, suppliers, subcontractors, or customers have violated the intellectual property rights of others. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims also could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party's intellectual property rights. In addition, our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. Besides the expense of defending such claims and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations also could have adverse effects on our relationship with that customer and other existing customers and new customers, any of which could harm our business, financial condition and results of operations.
Risks Relating to Our Stock
We cannot assure you that we will continue to pay or increase dividends on our common stock or to repurchase shares of our common stock at current levels.
The timing, declaration, amount and payment of any future dividends fall within the discretion of our Board and depend on many factors, including our available cash, estimated cash needs, cash deployment alternatives, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. In addition, the timing and amount of share repurchases under Board-approved share repurchase plans is within the discretion of management and will depend on many factors, including results of operations, capital requirements and applicable law. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. A change in our dividend or share repurchase programs could have an adverse effect on the market price of our common stock.
Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.
Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include mergers and certain other business combinations between a related person and us requiring approval by the holders of a majority of the voting power of such securities that are not owned by the related person unless approved by a majority of continuing directors or certain other exceptions; our stockholders may not act by written consent; our Board may issue, without stockholder approval, shares of undesignated preferred stock, the terms of which may be determined by the Board; and we are also subject to certain restrictions on business combinations under Section 203 of the DGCL, which imposes additional requirements for business combinations, and may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context.
Leidos Holdings, Inc. Annual Report - 30

PART I

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we conducted our operations in 433 locations in 40 states, the District of Columbia and various foreign countries. We occupy approximately 8.9 million square feet of floor space. Of this amount, we own approximately 1.2 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.2 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of December 31, 2021, we owned the following properties:

Location	Number of buildings	Square footage	Acreage
Huntsville, Alabama	7	801,000	90.7
Columbia, Maryland	1	95,000	7.3
Orlando, Florida	1	85,000	8.5
Oak Ridge, Tennessee	1	83,000	8.4
Reston, Virginia	1	62,000	2.6
Decatur, Alabama	1	50,000	5.0
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in "Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of the names and ages (as of February 15, 2022) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	65	Mr. Krone is Chairman and Chief Executive Officer of Leidos. He joined Leidos as CEO in July 2014. Mr. Krone has held leadership roles at The Boeing Company, McDonnell Douglas Corp. and General Dynamics. He is a member of the Georgia Tech Foundation Board of Trustees, WETA Public Television and Radio in Washington board, the Greater Washington Urban League chapter advisory board, the Business Roundtable, the Aircraft Owners and Pilots Association Foundation’s Board of Advisors and a member of the Executive Committee of the Aerospace Industries Association.
Leidos Holdings, Inc. Annual Report - 31

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Christopher R. Cage	50
Mr. Cage has served as Executive Vice President and Chief Financial Officer since July 2021. He has served in several capacities throughout his 23-year tenure with Leidos, including Senior Vice President, Chief Accounting Officer and Corporate Controller, Senior Vice President for Financial Planning and Analysis and Chief Financial Officer for the Health Group.

Carly E. Kimball	46
Ms. Kimball has served as Senior Vice President, Chief Accounting Officer and Corporate Controller since July 2021. Previously, she served as the Company’s Assistant Corporate Controller. Ms. Kimball brings over 20 years of experience leading large teams and has extensive proficiency in accounting, auditing, financial reporting, acquisitions and integrations, as well as business operations. Prior to joining Leidos, she served as Chief Financial Officer of CACI Products Company Inc. and senior manager in Ernst & Young’s Aerospace and Defense audit practice.

Gerard A. Fasano	56	Mr. Fasano has served as President for our Defense Group since October 2018, and before that, as Chief Business Development Strategy Officer. Mr. Fasano led the separation from Lockheed Martin and the integration of the Information Systems & Global Solutions Business into Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years.
Jerald S. Howe, Jr.	66	Mr. Howe has served as Executive Vice President and General Counsel since July 2017. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, where he served in the firm’s litigation, government contracts, mergers and acquisitions and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military and homeland defense agencies.
David A. King	60	Mr. King has served as Chief Executive Officer of Dynetics, Inc. since 2015. In February 2020, following Leidos' acquisition of Dynetics, Mr. King was elected as a Group President of Leidos with responsibility for the Dynetics business. Mr. King previously served as the Executive Vice President for special programs and President of Dynetics. Prior to joining Dynetics, he spent 25 years with NASA, as Space Shuttle Launch Director and Director of Shuttle Processing, and most recently as the Center Director of NASA Marshall Space Flight Center.
James R. Moos	52	Mr. Moos has served as President for our Civil Group since February 2020. He previously served as Senior Vice President and Acting Group President for the Civil Group since October 2019, and before that, as Deputy President and Chief Operations Officer for the Civil Group. Prior to that, Mr. Moos has served Leidos for over 20 years in several capacities, including Senior Vice President and General Manager of Leidos' former Engineering Solutions Group.
Elizabeth A. Porter	51
Ms. Porter has served as President for our Health Group since August 2020 and, before that, as Acting Group President for the Health Group since March 2020. She previously served as Senior Vice President and Operation Manager for Leidos’ Federal Energy and Environment business. Prior to that role, Ms. Porter served as the Department of Defense Information Networks & Mission Partner Program Director. Prior to joining Leidos, Ms. Porter served Lockheed Martin Corporation for over 20 years in several capacities, most recently as Director of Energy Initiatives, Corporate Engineering & Technology.

Roy Stevens	53	Mr. Stevens has served as President for our Intelligence Group since July 2021, and before that, as Chief of Business Development and Strategy. Prior to joining Leidos, Mr. Stevens served Lockheed Martin Corporation in a variety of executive level positions for over 20 years, most recently as Vice President of Global Solutions under the Information Systems & Global Solutions business, and has also been integral to the merger and acquisition of several companies during his career. He serves on the Board of Directors for Cornerstones.
Leidos Holdings, Inc. Annual Report - 32

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Paul Engola	50	Mr. Engola has served as Chief National Security Space Officer since July 2021 and before that, as Executive Vice President and Chief Human Resources Officer and Head of Business Partnerships, and as Chief Administrative Officer and Deputy President, Defense and Intelligence Group. Prior to joining Leidos, Mr. Engola served Lockheed Martin Corporation for more than 10 years, most recently as Vice President, Transportation & Financial Solutions in their former Information Systems & Global Solutions business.

Leidos Holdings, Inc. Annual Report - 33

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS."
Holders of Common Stock
As of February 8, 2022, there were approximately 20,047 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2021 and 2020, we declared and paid quarterly dividends totaling $1.40 and $1.36 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Leidos Holdings, Inc. Annual Report - 34

PART II

Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through December 31, 2021 to two indices: (i) the Standard & Poor's 500 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 31, 2016, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.
Comparison of Cumulative Total Return

Company/Market/Peer Group	12/30/2016	12/29/2017	12/28/2018	1/3/2020	1/1/2021	12/31/2021
Leidos Inc.	$100.00	$129.10	$106.88	$206.36	$221.19	$189.82
S&P 500 Composite Index	$100.00	$121.83	$115.49	$153.40	$181.35	$233.41
S&P 500 IT Services Index	$100.00	$131.22	$136.07	$193.86	$236.72	$248.27
Purchases of Equity Securities
We have a share repurchase program of up to 20 million shares of Leidos outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of Leidos common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. As of December 31, 2021, the maximum number of shares that may yet be repurchased under the program was 4,554,346.
For the three months ended December 31, 2021, there were no repurchases of our common stock.
Item 6. Selected Financial Data
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of selected financial data included within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 35

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Leidos Holdings, Inc.'s ("Leidos") financial condition, results of operations and quantitative and qualitative disclosures about business environment and trends and market risk should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Forward-Looking Statements.” You should also review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Unless indicated otherwise, references in this report to “we,” “us” and “our” refer collectively to Leidos and its consolidated subsidiaries.
In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 31, 2021 compared to the year ended January 1, 2021. For a discussion and analysis comparing our results for the year ended January 1, 2021 to the year ended January 3, 2020, see our Annual Report on Form 10-K for the year ended January 1, 2021, filed with the SEC on February 23, 2021, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are a FORTUNE 500® technology, engineering, and science company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Less than 8% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
Effective July 3, 2021, certain contracts were reassigned from the Defense Solutions reportable segment to the Civil reportable segment. Impact on prior year segment results were determined to be immaterial and have not been recast to reflect this change.
For additional information regarding our reportable segments, see “Business” in Part I and "Note 20—Business Segments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Sales Trend. For fiscal 2021, revenues increased $1.4 billion, or 12%, compared to fiscal 2020, primarily due to program wins and a net increase in volumes on certain programs, partially offset with the completion of certain contracts. In addition, revenue had a positive impact from business acquisitions in the Defense Solutions segment and a reduction of the negative impacts from COVID-19 experienced during the prior year.
Leidos Holdings, Inc. Annual Report - 36

PART II

Operating Expenses and Income Trend. For fiscal 2021, operating expenses increased by $1.3 billion, or 11%, compared to fiscal 2020. Operating margin for fiscal 2021 was 8.4% compared to 8.1% for fiscal 2020. Operating income was $1,152 million, a $154 million increase compared to fiscal 2020. The increase in operating income was primarily attributable to a net increase in volumes on certain programs, a reduction of the negative impacts from COVID-19 experienced during the prior year and program wins, partially offset by the completion of certain contracts.
From a macroeconomic perspective, our industry is under general competitive pressures associated with spending from our largest customer, the U.S. government, and requires a high level of cost management focus to allow us to remain competitive. Although the U.S. Presidential Administration has not indicated a desire to reduce spending in the defense and homeland security sectors, the likelihood, extent and duration of current spending levels in these areas remains unclear. We continue to review our cost structure against our anticipated sales and undertake cost management actions and efficiency initiatives where necessary.
COVID-19
The COVID-19 pandemic is affecting major economic and financial markets, and effectively all industries and governments are facing challenges, which has resulted in a period of business disruption, the length and severity of which cannot be predicted. The pandemic has resulted in travel restrictions, government orders to “shelter-in-place”, quarantine restrictions and disruption of the financial markets. We have acted to protect the health and safety of our employees, comply with workplace health and safety regulations and work with our customers to minimize disruptions.
For fiscal 2021, while we continue to navigate impacts associated with COVID-19, primarily relating to supply chain matters, we believe that COVID-19 did not have a material impact to revenues and operating income as compared to prior year results. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted. Section 3610 of the CARES Act, a $2 trillion coronavirus response bill providing widespread emergency relief, authorized the government to reimburse qualifying contractors for the cost of certain impacts of COVID-19. While a portion of the recoveries that we have made are a result of Section 3610 of the CARES Act, the Act expired on September 30, 2021.
On September 9, 2021, President Biden issued a series of executive orders to combat COVID-19, one of which requires us, as a federal contractor, to have our employees fully vaccinated unless the employee is legally entitled to a religious or medical exemption. This vaccine mandate is currently under a nationwide injunction, while courts adjudicate constitutional challenges to the executive order. We are prepared to comply with the executive order in the event the injunction is lifted.
Business Environment and Trends
U.S. Government Markets
In fiscal 2021, we generated approximately 87% of our total revenues from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 44% of our total revenues for fiscal 2021. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress received the GFY 2022 President’s Budget Request on May 28, 2021 and passed a Continuing Resolution ("CR") before the GFY deadline of September 30, 2021. The CR fully funded the federal government at current levels through December 3, 2021 and provides $28.6 billion in disaster relief and $6.3 billion to support Afghanistan evacuees. On December 2, 2021, Congress passed a second continuing resolution to fund the federal government at GFY 2021 levels until February 18, 2022. The Senate plans to vote on a House-passed continuing resolution the week of February 14, 2022, that would extend government funding through March 11, 2022.
Congressional negotiations continue on defense and non-defense spending levels and controversial policy riders in the GFY 2022 appropriations bills. President Biden is expected to release the GFY 2023 President’s Budget Request this spring.
Leidos Holdings, Inc. Annual Report - 37

PART II

Trends in the U.S. government contracting process, including a shift towards multiple-awards contracts, in which certain contractors are preapproved using IDIQ and U.S. General Services Administration ("GSA") contract vehicles, have increased competition for U.S. government contracts, reduced backlogs by shortening periods of performance on contracts and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for fiscal 2021. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
Results of Operations
Our results of operations for the periods presented were as follows:

	Year Ended		2021 to 2020
	December 31, 2021	January 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$13,737	$12,297	$1,440	12%
Cost of revenues	11,723	10,560	1,163	11%
Selling, general and administrative expenses	860	770	90	12%
Bad debt expense and recoveries	(9)	(68)	59	(87)%
Acquisition, integration and restructuring costs	27	39	(12)	(31)%
Asset impairment charges	4	12	(8)	(67)%
Equity earnings of non-consolidated subsidiaries	(20)	(14)	(6)	43%
Operating income	1,152	998	154	15%
Non-operating expense, net	(185)	(217)	32	NM
Income before income taxes	967	781	186	24%
Income tax expense	(208)	(152)	(56)	37%
Net income	759	629	130	21%
Less: net income attributable to non-controlling interest	6	1	5	NM
Net income attributable to Leidos common stockholders	$753	$628	$125	20%
Operating income margin	8.4%	8.1%
NM - Not meaningful
Leidos Holdings, Inc. Annual Report - 38

PART II

Segment and Corporate Results

	Year Ended		2021 to 2020
Defense Solutions	December 31, 2021	January 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$8,032	$7,341	$691	9%
Operating income	569	506	63	12%
Operating income margin	7.1%	6.9%
The increase in revenues for fiscal 2021 as compared to fiscal 2020 was primarily attributable to program wins, a net increase in volumes on certain programs, $149 million of revenues from new business acquisitions and a reduction of the negative impacts from COVID-19 experienced during the prior year. The increase was partially offset by the completion of certain contracts and contracts that were reassigned from the Defense Solutions reportable segment to the Civil reportable segment during the third quarter. In addition, in fiscal 2021, there was a $67 million benefit in exchange rate movements.
The increase in operating income for fiscal 2021 as compared to fiscal 2020 was primarily attributable to program wins, a net increase in program volumes on certain contracts, $18 million of operating income from new business acquisitions and a reduction of the negative impacts from COVID-19 experienced during the prior year, partially offset by the completion of certain contracts and an increase in amortization expense.

	Year Ended		2021 to 2020
Civil	December 31, 2021	January 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,157	$2,994	$163	5%
Operating income	248	280	(32)	(11)%
Operating income margin	7.9%	9.4%
The increase in revenues for fiscal 2021 as compared to fiscal 2020 was primarily attributable to a net increase of $48 million of revenues related to L3 Harris Technologies' security and detection businesses (the "SD&A Businesses") acquired in the prior year, a net increase in program volumes, program wins and a reduction of the negative impacts from COVID-19 experienced during the prior year. The revenue growth was also attributable to certain contracts that were reassigned from the Defense Solutions reportable segment to the Civil reportable segment during the third quarter.
The decrease in operating income for fiscal 2021 as compared to fiscal 2020 was primarily attributable to a net decrease in volumes on certain products and product deliveries, partially offset by a $26 million benefit from an adjustment to legal reserves related to the Mission Support Alliance joint venture during the first quarter of fiscal 2021.

	Year Ended		2021 to 2020
Health	December 31, 2021	January 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,548	$1,962	$586	30%
Operating income	442	235	207	88%
Operating income margin	17.3%	12.0%
The increase in revenues for fiscal 2021 as compared to fiscal 2020 was primarily attributable to a net increase in volumes on certain programs, including a reduction of the negative impacts from COVID-19 experienced during the prior year and program wins, partially offset by the completion of certain contracts.
The increase in operating income for fiscal 2021 as compared to fiscal 2020 was primarily attributable to a net increase in volumes on higher margin programs, including a reduction of the negative impacts from COVID-19 experienced during the prior year, program wins and a net decrease in asset impairment charges.
Leidos Holdings, Inc. Annual Report - 39

PART II

	Year Ended		2021 to 2020
Corporate	December 31, 2021	January 1, 2021	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(107)	$(23)	$(84)	NM
NM - Not Meaningful
The increase in operating loss for fiscal 2021 as compared to fiscal 2020 was primarily attributable to an $81 million net gain recognized during the second quarter of fiscal 2020 upon receipt of proceeds related to the VirnetX, Inc. legal matter and higher indirect expenses, partially offset by a decrease in acquisition, integration and restructuring costs.
Equity earnings of non-consolidated subsidiaries
We have certain non-controlling ownership interests in equity method investments. For fiscal 2021 we recorded earnings of $20 million from our equity method investments. For fiscal 2020 we recorded $16 million, partially offset by amortization of $2 million.
Non-Operating Expense, Net
Non-operating expense, net decreased $32 million for fiscal 2021 as compared to fiscal 2020, primarily due to $36 million of debt discount and deferred financing costs written off related to refinancing activities in the prior year, partially offset by higher interest expenses.
Provision for Income Taxes
Our effective tax rate was 21.5%, and 19.5% in fiscal 2021 and 2020, respectively. The effective tax rate for fiscal 2021 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
The effective tax rate for fiscal 2020 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions, partially offset by taxes related to foreign operations.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, based on the law as currently enacted, our initial assessment is that our cash from operations will decrease by approximately $150 million in fiscal 2022 and our net deferred tax assets will increase by a similar amount. The actual impact on fiscal 2022 cash from operations will depend on the amount of research and development costs the Company will incur, on whether Congress modifies or repeals this provision and on whether new guidance and interpretive rules are issued by the US Treasury, among other factors.
Non-controlling Interest
We have an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which includes 41% purchased from Jacobs Group, LLC on January 26, 2018. MSA’s contract ended on January 24, 2021. We also have a 53% controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. We include the financial results for MSA and HMIS in our consolidated financial statements. Net income attributable to non-controlling interest was $6 million and $1 million for fiscal 2021 and 2020, respectively.
Bookings and Backlog
We had net bookings of $15.5 billion and $17.8 billion during fiscal 2021 and 2020, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
Leidos Holdings, Inc. Annual Report - 40

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
The estimated value of our total backlog for the periods presented was as follows:

	Year ended
	December 31, 2021			January 1, 2021
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,393	$15,274	$19,667	$3,710	$14,721	$18,431
Civil	1,628	7,903	9,531	1,398	7,051	8,449
Health	1,428	3,829	5,257	1,486	3,546	5,032
Total	$7,449	$27,006	$34,455	$6,594	$25,318	$31,912
The increase in backlog includes $800 million of backlog acquired in fiscal 2021 through business combinations in our Defense Solutions reportable segment.
Total backlog included an unfavorable impact of $52 million at December 31, 2021, and favorable impact of $119 million at January 1, 2021, primarily due to the movements in the British pound and Australian dollar when compared to the U.S dollar.
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
Leidos Holdings, Inc. Annual Report - 41

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

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
Cost-reimbursement and fixed-price-incentive-fee	50%	51%	54%
Firm-fixed-price	37%	36%	33%
Time-and-materials and fixed-price-level-of-effort	13%	13%	13%
Total	100%	100%	100%

Liquidity and Capital Resources
Overview of Liquidity
As of December 31, 2021, we had $727 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During fiscal 2021 and 2020, there were no borrowings outstanding under the credit facilities and we were in compliance with the related financial covenants.
At December 31, 2021 and January 1, 2021, we had outstanding debt of $5.1 billion and $4.7 billion, respectively. On May 7, 2021, we entered into a Credit Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.
Additionally, on July 12, 2021, Leidos, Inc. established a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance (see "Note 13—Debt"). As of December 31, 2021, we did not have any Commercial Paper Notes outstanding.
We made principal payments on our long-term debt of $106 million, $731 million, and $80 million during fiscal 2021, 2020 and 2019, respectively. This activity included required principal payments on our term loans of $96 million, $72 million and $69 million during fiscal 2021, 2020 and 2019, respectively. During fiscal year 2020, we made $4,925 million of principal repayments for outstanding debt and retired the $450 million senior notes.The notes outstanding as of December 31, 2021, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of December 31, 2021.
Interest on our Credit Facilities and 2021 Credit Agreement are calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K.’s Financial Conduct Authority announced that LIBOR would be discontinued or become unavailable as a reference rate by the end of 2021 and LIBOR will be fully discontinued or become unavailable as a benchmark rate by June 2023. Although our Credit Facilities and the 2021 Credit Agreement include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms.
We paid dividends of $199 million, $196 million and $198 million for fiscal 2021, 2020 and 2019, respectively.
During the first and second quarter of fiscal 2021, we sold $693 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $693 million (see "Note 6—Receivables"). There were no sales of accounts receivable in the second half of fiscal 2021.
Leidos Holdings, Inc. Annual Report - 42

PART II

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
During fiscal 2021, 2020 and 2019, we made open market repurchases of our common stock for an aggregate purchase price of $237 million, $67 million and $25 million, respectively.
Additionally, during fiscal 2019, we entered into ASR agreements with financial institutions, whereby we paid an aggregate of $400 million and received approximately 5.6 million shares of Leidos outstanding shares (see "Note 16—Earnings Per Share" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The purchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Beginning in 2022, a provision in the Tax Cuts and Jobs Act of 2017 (“TCJA”) which eliminates the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years becomes effective. Congress may defer, modify or repeal the provision, but the ultimate outcome is uncertain. The uncertainty surrounding the TCJA provision and the potential for COVID-19 to affect the financial markets may impact our liquidity. If the 2022 effective date of the TCJA research cost capitalization provision remains in place, our initial assessment indicates we will have a negative impact to cash of approximately $150 million in fiscal 2022 and our net deferred tax assets will increase by a similar amount. We will continue to assess our liquidity needs as the tax legislation and pandemic evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings from our revolving credit facility and commercial paper program.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Year Ended
	December 31, 2021	January 1, 2021
	(in millions)
Net cash provided by operating activities	$1,031	$1,334
Net cash used in investing activities	(730)	(2,815)
Net cash (used in) provided by financing activities	(113)	1,451
Net increase (decrease) in cash, cash equivalents and restricted cash	$188	$(30)
Net cash provided by operating activities decreased $303 million for fiscal 2021 as compared to fiscal 2020. The decrease was primarily due to the timing of customer advance payments, $62 million of deferral for employer payroll tax payments in the prior year and the receipt of $85 million of proceeds related to the VirnetX legal matter in the prior year, partially offset with improved collections on trade accounts receivable.
Net cash used in investing activities decreased $2,085 million for fiscal 2021 as compared to fiscal 2020. The decrease was primarily due to larger acquisitions made in the prior year for Dynetics and the SD&A Businesses compared to our current year acquisitions (see "Note 5–Acquisitions and Divestitures") and lower capital expenditures in the current year.
Leidos Holdings, Inc. Annual Report - 43

PART II

Net cash used in financing activities increased $1,564 million for fiscal 2021 as compared to fiscal 2020. The increase was primarily due to a decrease of approximately $1,444 million from the net change of proceeds received from the issuance of debt, principal payments and payments for debt issuance costs, an increase of $170 million of open market stock repurchases, partially offset by a net $34 million increase in capital contributions received from our non-controlling interest.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2021:

	Total	Due in FY22
	(in millions)
Contractual obligations:
Long-term debt (including current portion)	$5,067	$477
Interest payments	1,191	150
Operating lease obligations	817	162
Finance lease obligations	52	9
Other long-term liabilities and purchase obligations	308	35
Total contractual obligations	$7,435	$833
The table above excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts for which we are entitled to full recourse under normal contract termination clauses.
Interest payments relate to our outstanding debt and finance leases. The total interest payments on our outstanding term loan debt are calculated based on the stated variable rates of the notes as of December 31, 2021. For more information on the Company’s debt and interest payments, see "Note 13—Debt " of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
For more information on our finance and operating lease commitments, see "Note 10—Leases" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Other long-term liabilities include liabilities under deferred compensation arrangements and purchase obligations for long-term purchases and service agreements. There is no obligation included for our foreign defined benefit pension plan, as the plan is overfunded as of December 31, 2021. For a discussion of potential changes in these pension obligations, see "Note 19—Retirement Plans" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 44

PART II

Guarantors and Issuers of Guaranteed Securities
Leidos Holdings, Inc. has fully and unconditionally guaranteed the obligations of its subsidiary, Leidos, Inc., under its $500 million notes due May 2023, $500 million notes due May 2025, $750 million due May 2030 and $1,000 million notes due February 2031 (collectively, "the Notes"). The underlying subsidiaries of Leidos, Inc. do not guarantee these obligations and have been excluded from the financial information presented below.
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
Summarized financial information for Leidos and Leidos Inc., net of eliminations, for the year ended December 31, 2021 was as follows (in millions):
Balance Sheet

Total current assets	$2,229
Goodwill	4,171
Investments in consolidated subsidiaries	4,918
Other long-term assets	1,362
$12,680

Total current liabilities	$2,400
Long-term debt, net of current portion	4,590
Intercompany payables	1,438
Other long-term liabilities	849
Total liabilities	9,277
Total equity	3,403
$12,680
Income Statement

Revenues, net	$9,240
Operating income	664
Net income attributable to Leidos common stockholders	274

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 10—Leases" and "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 45

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
Revenue Recognition
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
In cases where our contracts contain multiple promises, we assess if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. We generally separate multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or require significant integration or customization within a group, they are combined and accounted for as a single performance obligation.
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
Contracts with the U.S. government are subject to the FAR and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. Any taxes collected or imposed when determining the transaction price are excluded.
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
Leidos Holdings, Inc. Annual Report - 46

PART II

We allocate the transaction price of a contract to its performance obligations in the proportion of its respective standalone selling prices. The standalone selling price of the performance obligations is generally based on an expected cost-plus margin approach, in accordance with the FAR. For certain product sales, prices from other standalone sales are used.
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the promised services are performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based contracts are recognized when incurred (generally on a straight-line basis) over the contract term. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession, transfer of legal title and acceptance by the customer.
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
Goodwill and intangible assets, net collectively represent 60% of our total assets as of December 31, 2021 and January 1, 2021.
Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year using either a qualitative or quantitative approach. During both fiscal 2021 and 2020, we had seven reporting units.
In our qualitative assessment, we determine whether it is more likely than not that an impairment exists based on qualitative factors. Qualitative factors include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit.
Leidos Holdings, Inc. Annual Report - 47

PART II

Additionally, as part of this assessment, we may perform a quantitative analysis to support the qualitative factors above by applying sensitivities to assumptions and inputs used in measuring a reporting unit’s fair value. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. We use discounted cash flow analyses and market multiple analyses in order to estimate reporting unit fair values. Discounted cash flow analyses rely on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future sales and earnings after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Market multiple analyses incorporate significant judgments and assumptions related to the selection of guideline public companies, our forecast earnings before interest, taxes, depreciation and amortization (“EBITDA”), forecast EBITDA of guideline public companies and control premium estimates. A significant change to these estimates and assumptions could cause the estimated fair values of our reporting units and intangible assets to decline and increase the risk of an impairment charge to earnings. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
We performed our annual test for impairment as of October 2, 2021, which resulted in no impairments being identified. However, through this analysis we determined that our Security Products reporting unit within the Civil reportable segment, which holds goodwill in the amount of $926 million as of December 31, 2021, was at risk of future impairment. The estimated fair value of the Security Products reporting unit exceeded the carrying value by approximately 6%. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which have been negatively impacted by COVID-19. The forecasts utilized to estimate the fair value of the Security Products reporting unit assume a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. In the event that there are significant unfavorable changes to the forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date.
Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Each quarter, we evaluate impairment indicators to determine whether there is a triggering event warranting a goodwill and intangible asset impairment analysis.
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
Debt and derivatives
At December 31, 2021 and January 1, 2021, we had $5.1 billion and $4.7 billion, respectively, of short-term and long-term debt, which included $1.7 billion and $1.4 billion, respectively, related to our senior unsecured term loans that have a variable stated interest rate that is determined based on the London Interbank Offered Rate ("LIBOR") rate plus a margin. As a result, we may experience fluctuations in interest expense.
Leidos Holdings, Inc. Annual Report - 48

PART II

We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan ("Variable Rate Loan"). Under the terms of the interest rate swap agreements, we receive variable interest payments based on the one-month LIBOR rate and pay interest at a fixed rate. As of December 31, 2021, the notional value of the interest rate swap agreements was $1.0 billion. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. As of December 31, 2021 and January 1, 2021, the fair value of our interest rate swap agreements with respect to our Variable Rate Loan was a liability of $53 million and $103 million, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. The net hypothetical 10% movement in the one-month LIBOR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see "Note 12—Derivative Instruments" and "Note 13—Debt," respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Cash and Cash Equivalents
As of December 31, 2021 and January 1, 2021, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2021 and fiscal 2020, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 8% of total revenues for fiscal 2021, 2020 and 2019.
Leidos Holdings, Inc. Annual Report - 49

PART II

Item 8. Financial Statements and Supplementary Data

LEIDOS HOLDINGS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the fiscal years ended December 31, 2021, January 1, 2021, and January 3, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for the fiscal years ended December 31, 2021, January 1, 2021, and January 3, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Leidos Holdings, Inc. Annual Report - 51

Goodwill Valuation – Security Products Reporting Unit - Refer to Note 3, Note 5 and Note 8 to the financial statements
Critical Audit Matter Description
The Company performed a quantitative impairment evaluation of the goodwill for the Security Products reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The goodwill balance was $6,744 million as of December 31, 2021 of which $926 million related to the Security Products reporting unit. The Company’s accounting policy is to test for impairment on the first day of the fourth quarter of each year. As a result of the quantitative assessment, the Company concluded that the fair value of the reporting unit exceeded the carrying value by approximately 6%, which resulted in no impairment for the year ended December 31, 2021.
Given the significant judgments made by management to estimate the fair value of the Security Products reporting unit and the difference between its fair value and carrying value, performing audit procedures to develop an independent estimate of the fair value of the Security Products reporting unit, which included evaluating estimates and assumptions related to the cost of capital, forecasts of future cash flows, and terminal growth rates specifically due to the sensitivity of the operations to changes in global aviation security products and related services markets, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, terminal growth rate and forecasts of future revenues and cash flows for the Security Products reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate, terminal growth rate and management’s development of forecasts of future revenues and cash flows.
•We developed an independent estimate of the fair value of the Security Products reporting unit using both the income as well as the market approach. We utilized historical results of the reporting unit and inspected third-party industry reports for the global aviation security products and related services markets to develop projections. Additionally, we developed the discount rate and terminal year growth rate with the assistance of our fair value specialists.
•The market approach analysis was performed by selecting guideline peer companies and developing enterprise value multiples of revenues and Earnings Before Interest, Taxes, Depreciation and Amortization. We reconciled the results of the market approach with the discounted cash flow approach.
•We evaluated the carrying value of the reporting unit.

Revenues — Refer to Note 3 and Note 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. The accounting conclusions for contracts involves judgment, particularly as it relates to determining whether multiple promises within a single contract are highly interrelated and represent a single performance obligation, and whether the Company is acting as a principal in the fulfillment of the identified performance obligations on certain contracts.
Leidos Holdings, Inc. Annual Report - 52

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
•For a selection of contracts, we performed elements of the following for each contract:
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
•Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We analyzed cumulative adjustments recorded during the year and tested those with characteristics of audit interest to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2022
We have served as the Company's auditor since fiscal 2000.
Leidos Holdings, Inc. Annual Report - 53

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	January 1, 2021
	(in millions)
Assets:
Cash and cash equivalents	$727	$524
Receivables, net	2,189	2,137
Inventory, net	274	276
Other current assets	429	402
Total current assets	3,619	3,339
Property, plant and equipment, net	670	604
Intangible assets, net	1,177	1,216
Goodwill	6,744	6,313
Operating lease right-of-use assets, net	612	581
Other assets	439	458
Total assets	$13,261	$12,511

Liabilities:
Accounts payable and accrued liabilities	$2,141	$2,175
Accrued payroll and employee benefits	605	632
Short-term debt and current portion of long-term debt	483	100
Total current liabilities	3,229	2,907
Long-term debt, net of current portion	4,593	4,644
Operating lease liabilities	589	564
Deferred tax liabilities	239	234
Other long-term liabilities	267	291
Total liabilities	$8,917	$8,640

Commitments and contingencies (Notes 21)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10 million shares authorized and no shares issued and outstanding at December 31, 2021 and January 1, 2021	—	—
Common stock, $0.0001 par value, 500 million shares authorized, 140 million and 142 million shares issued and outstanding at December 31, 2021 and January 1, 2021, respectively	—	—
Additional paid-in capital	2,423	2,580
Retained earnings	1,880	1,328
Accumulated other comprehensive loss	(12)	(46)
Total Leidos stockholders’ equity	4,291	3,862
Non-controlling interest	53	9
Total stockholders' equity	4,344	3,871
Total liabilities and stockholders' equity	$13,261	$12,511

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 54

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions, except per share amounts)
Revenues	$13,737	$12,297	$11,094
Cost of revenues	11,723	10,560	9,546
Selling, general and administrative expenses	860	770	689
Bad debt expense and recoveries	(9)	(68)	(40)
Acquisition, integration and restructuring costs	27	39	5
Asset impairment charges	4	12	—
Equity earnings of non-consolidated subsidiaries	(20)	(14)	(18)
Operating income	1,152	998	912
Non-operating expense:
Interest expense, net	(184)	(179)	(133)
Other (expense) income, net	(1)	(38)	87
Income before income taxes	967	781	866
Income tax expense	(208)	(152)	(196)
Net income	759	629	670
Less: net income attributable to non-controlling interest	6	1	3
Net income attributable to Leidos common stockholders	$753	$628	$667

Earnings per share:
Basic	$5.34	$4.42	$4.66
Diluted	5.27	4.36	4.60

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 55

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Net income	$759	$629	$670
Foreign currency translation adjustments	(8)	63	8
Unrecognized gain (loss) on derivative instruments	29	(37)	(47)
Pension adjustments	13	(2)	(1)
Total other comprehensive income (loss), net of taxes	34	24	(40)
Comprehensive income	793	653	630
Less: comprehensive income attributable to non-controlling interest	6	1	3
Comprehensive income attributable to Leidos common stockholders	$787	$652	$627

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 56

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 28, 2018	146	$2,966	$372	$(30)	$3,308	$3	$3,311
Cumulative adjustments related to ASU adoptions	—	—	48	—	48	—	48
Balance at December 28, 2018	146	2,966	420	(30)	3,356	3	3,359
Net income	—	—	667	—	667	3	670
Other comprehensive loss, net of taxes	—	—	—	(40)	(40)	—	(40)
Issuances of stock	1	28	—	—	28	—	28
Repurchases of stock and other	(6)	(458)	—	—	(458)	—	(458)
Dividends of $1.32 per share	—	—	(191)	—	(191)	—	(191)
Stock-based compensation	—	52	—	—	52	—	52
Other	—	(1)	—	—	(1)	(2)	(3)
Balance at January 3, 2020	141	2,587	896	(70)	3,413	4	3,417
Cumulative adjustments related to ASU adoptions	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	628	—	628	1	629
Other comprehensive income, net of taxes	—	—	—	24	24	—	24
Issuances of stock	1	36	—	—	36	—	36
Repurchases of stock and other	—	(105)	—	—	(105)	—	(105)
Dividends of $1.36 per share	—	—	(195)	—	(195)	—	(195)
Stock-based compensation	—	62	—	—	62	—	62
Net capital contributions to non-controlling interest	—	—	—	—	—	4	4
Balance at January 1, 2021	142	2,580	1,328	(46)	3,862	9	3,871
Net income	—	—	753	—	753	6	759
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	1	46	—	—	46	—	46
Repurchases of stock and other	(3)	(270)	—	—	(270)	—	(270)
Dividends of $1.40 per share	—	—	(201)	—	(201)	—	(201)
Stock-based compensation	—	67	—	—	67	—	67
Net capital contributions to non-controlling interest	—	—	—	—	—	38	38
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 57

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Cash flows from operations:
Net income	$759	$629	$670
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	325	282	234
Stock-based compensation	67	62	52
Loss (gain) on sale of businesses	3	—	(88)
Loss on debt extinguishment	—	36	—
Asset impairment charges	4	12	—
Deferred income taxes	(26)	(4)	18
Bad debt expense and recoveries	(9)	13	12
Other	(1)	1	3
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(5)	(127)	116
Other current assets and other long-term assets	143	104	41
Accounts payable and accrued liabilities and other long-term liabilities	(212)	151	(71)
Accrued payroll and employee benefits	(32)	161	(29)
Income taxes receivable/payable	15	14	34
Net cash provided by operating activities	1,031	1,334	992
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(622)	(2,655)	(94)
Payments for property, equipment and software	(104)	(183)	(121)
Proceeds from disposition of businesses	—	—	178
Net proceeds from sale of assets	—	12	96
Collections on promissory notes	—	5	5
Other	(4)	6	1
Net cash (used in) provided by investing activities	(730)	(2,815)	65
Cash flows from financing activities:
Proceeds from debt issuance	380	7,225	—
Payments of long-term debt	(106)	(5,456)	(80)
Payments for debt issuance and modification costs	—	(51)	—
Dividend payments	(199)	(196)	(198)
Repurchases of stock and other	(270)	(105)	(458)
Proceeds from issuances of stock	44	35	27
Capital distributions to non-controlling interests	(3)	—	—
Capital contributions from non-controlling interests	41	4	—
Other	—	(5)	—
Net cash (used in) provided by financing activities	(113)	1,451	(709)
Net increase (decrease) in cash, cash equivalents and restricted cash	188	(30)	348
Cash, cash equivalents and restricted cash at beginning of year	687	717	369
Cash, cash equivalents and restricted cash at end of year	875	687	717
Leidos Holdings, Inc. Annual Report - 58

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Less: restricted cash at end of year	148	163	49
Cash and cash equivalents at end of year	$727	$524	$668

Supplementary cash flow information:
Cash paid for interest	$182	$161	$172
Cash paid for income taxes, net of refunds	221	140	142
Non-cash investing activity:
Property, plant and equipment additions	$4	$18	$27
Non-cash financing activity:
Finance lease obligations	$51	$12	$—

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 59

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos is a FORTUNE 500® technology, engineering, and science company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
We have an 88% controlling interest in Mission Support Alliance, LLC ("MSA"), a joint venture with Centerra Group, LLC, which includes 41% purchased from Jacobs Group, LLC on January 26, 2018. MSA’s contract ended on January 24, 2021. We also have a 53% controlling interest in Hanford Mission Integration Solutions, LLC ("HMIS"), the legal entity for the follow-on contract to MSA's contract and a joint venture with Centerra Group, LLC and Parsons Government Services, Inc. We consolidate the financial results for MSA and HMIS into our consolidated financial statements.
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
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment. Fiscal 2019 segment results and disclosures have been recast to reflect this change.
Note 2—Accounting Standards
Accounting Standards Updates Adopted
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
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2020-04 and ASU 2021-01, Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU 2020-04, which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022.
In January 2021, the FASB issued ASU 2021-01, which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the discounting transition through December 31, 2022. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. We are currently evaluating the impacts of reference rate reform. We currently use the one-month LIBOR for which the rate publication will cease in June 2023.
ASU 2021-08, Business Combinations (Topic 805)
In October 2021, the FASB issued ASU 2021-08, which amends how contract assets and liabilities acquired in a business combination are measured. Current guidance requires contract assets and liabilities to be measured at fair value in accordance with ASC 805, Business Combinations. The amendments in this Update remove the requirement to measure contract assets and liabilities at fair value and instead require that they be recognized in accordance with ASC 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and must be applied prospectively. Early adoption is permitted.
We plan to adopt the requirements of ASU 2021-08 using the prospective method effective the first day of Fiscal 2022. For business combinations occurring after adoption, we will measure contract assets and liabilities acquired in accordance ASC 606.
Note 3—Summary of Significant Accounting Policies
Reporting Periods
Leidos' fiscal year ends on the Friday nearest the end of December. Fiscal 2021 ended December 31, 2021. Fiscal 2021 and 2020 each included 52 weeks and fiscal 2019 included 53 weeks.
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
Contracts with the U.S. government are subject to the FAR and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach. Any taxes collected or imposed when determining the transaction price are excluded.
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
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the promised services are performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based contracts are recognized when incurred (generally on a straight-line basis) over the contract term. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession, transfer of legal title and acceptance by the customer.
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
Contract Costs
Contract costs generally include direct costs such as labor, materials, subcontract costs and indirect costs identifiable with or allocable to a specific contract. Costs are expensed as incurred unless they qualify for deferral and capitalization. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA") (see "Note 21—Commitments and Contingencies").
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
Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions, except for per share amounts)
Favorable impact	$149	$137	$95
Unfavorable impact	(102)	(61)	(52)
Net favorable impact to income before income taxes	$47	$76	$43

Impact on diluted EPS attributable to Leidos common stockholders	$0.25	$0.39	$0.23
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using our statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2021, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was $26 million, $40 million and $56 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
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
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $109 million, $73 million and $49 million for fiscal 2021, 2020 and 2019, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the consolidated balance sheets. At December 31, 2021 and January 1, 2021, $138 million and $237 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" on the consolidated balance sheets. Our restricted cash balances were $148 million and $163 million at December 31, 2021 and January 1, 2021, respectively.
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
Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During both fiscal 2021 and 2020, we had seven reporting units for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach, which depends on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit's fair value over its carrying amount in previous assessments and changes in business environment.
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
We estimate the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed. These analyses rely on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and on the selection of guideline public companies.
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
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-15
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Office furniture and fixtures	Straight-line or declining-balance	6-9
We evaluate our long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.
Leases
Lessee
We have facilities and equipment lease arrangements. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Right-of-use ("ROU") assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments arising from the lease.
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
Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At December 31, 2021, we did not have any lease agreements with residual value guarantees.
We use the practical expedient to not separate non-lease components from lease components and instead account for both components as a single lease. The practical expedient is applied to all material classes of leased assets except for aircrafts, for which we account for the lease component and non-lease component separately.
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
Management evaluates its investments for other-than-temporary impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input), discounted cash flow models (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value.
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
The fair value of restricted stock awards and performance-based stock awards is based on the closing price of Leidos common stock on the date of grant. The fair value of performance-based stock awards with market conditions is based on using a Monte Carlo simulation.
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
As of December 31, 2021, we had $15.6 billion of remaining performance obligations and expect to recognize approximately 53% and 71% over the next 12 months and 24 months, respectively, with the remaining to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Fiscal 2019 amounts have been recast for certain contracts that were reassigned from the Civil reportable segment to the Defense Solutions reportable segment (see "Note 20—Business Segments").

Leidos Holdings, Inc. Annual Report - 71

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by customer-type were as follows:

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$5,939	$54	$756	$6,749
Other government agencies(1)	964	2,447	1,681	5,092
Commercial and non-U.S. customers	1,126	543	107	1,776
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$5,407	$59	$519	$5,985
Other government agencies(1)	995	2,418	1,329	4,742
Commercial and non-U.S. customers	937	426	107	1,470
Total	$7,339	$2,903	$1,955	$12,197

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$4,767	$67	$491	$5,325
Other government agencies(1)	685	2,291	1,332	4,308
Commercial and non-U.S. customers	847	345	151	1,343
Total	$6,299	$2,703	$1,974	$10,976
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
Disaggregated revenues by contract-type were as follows:

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,792	$1,576	$508	$6,876
Firm-fixed-price	2,290	1,020	1,661	4,971
Time-and-materials and fixed-price-level-of-effort	947	448	375	1,770
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,504	$1,411	$280	$6,195
Firm-fixed-price	2,067	1,061	1,303	4,431
Time-and-materials and fixed-price-level-of-effort	768	431	372	1,571
Total	$7,339	$2,903	$1,955	$12,197
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
Disaggregated revenues by geographic location were as follows:

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,045	$2,880	$2,544	$12,469
International	984	164	—	1,148
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$6,501	$2,738	$1,955	$11,194
International	838	165	—	1,003
Total	$7,339	$2,903	$1,955	$12,197

	Year Ended January 3, 2020
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$5,494	$2,632	$1,974	$10,100
International	805	71	—	876
Total	$6,299	$2,703	$1,974	$10,976
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
Revenues by contract-type, customer-type and geographic location exclude lease income of $120 million, $100 million and $118 million for fiscal 2021, 2020 and 2019, respectively (see "Note 10—Leases").
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	December 31, 2021	January 1, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,022	$906

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$364	$481

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$24	$20
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
Revenue recognized during fiscal 2021 and 2020 of $340 million and $275 million, respectively, was included as a contract liability at January 1, 2021 and January 3, 2020, respectively.
There were no impairment losses recognized on contract assets during fiscal 2021, 2020 and 2019.
Note 5—Acquisitions and Divestitures
Acquisitions
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2021, we completed the acquisitions of Gibbs & Cox, 1901 Group, LLC ("1901 Group"), and an immaterial strategic acquisition. During fiscal 2020, we completed the acquisitions of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses") and Dynetics, Inc. ("Dynetics"). During fiscal 2019, we completed the acquisition of IMX Medical Management Services, Inc. and its affiliated businesses ("IMX").
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
The preliminary goodwill recognized of $276 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	12	$89
As of December 31, 2021, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to accounts receivables and accounts payable and accrued liabilities.
1901 Group Acquisition
On January 14, 2021 (the "Closing Date"), we completed the acquisition of 1901 Group for purchase consideration of $212 million, net of $2 million of cash acquired.
As of December 31, 2021, we had completed the determination of fair values of the acquired assets and liabilities assumed. The final goodwill recognized of $123 million represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as separate intangible assets. Of the goodwill recognized, $118 million is tax deductible.
The following table summarizes the fair value of intangible assets acquired at the Closing Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Technology	8	$43
Programs	10	37
Backlog	1	6
Total	8	$86
For fiscal 2021, $145 million of revenues related to the Gibbs & Cox and 1901 Group acquisitions were recognized within the Defense Solutions reportable segment.
On September 21, 2021, we completed an immaterial strategic business acquisition for preliminary purchase consideration of approximately $36 million. In connection with the transaction, the Company recognized an $8 million program intangible asset and preliminary goodwill of $24 million.
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
As of May 4, 2021, we had completed the determination of fair values of the acquired assets and liabilities assumed. The goodwill represents intellectual capital and the acquired assembled workforce. Of the goodwill recognized, $432 million is deductible for tax purposes.
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
For fiscal 2021 and fiscal 2020, $291 million and $243 million, respectively, of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.
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
For fiscal 2021 and fiscal 2020, $1,065 million and $937 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.
IMX Acquisition
On August 15, 2019, we completed the acquisition of IMX for purchase consideration of $94 million. The acquisition extends our independent medical evaluation coverage area for commercial and federal customers.
We recorded $50 million of goodwill, which is deductible for tax purposes, and $42 million of intangible assets. The intangible assets primarily consist of $41 million for customer relationships. The amortization period for the customer relationships is 10 years.
Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics, the SD&A Businesses, 1901 Group and Gibbs & Cox:

	Year Ended
	December 31, 2021	January 1, 2021
	(in millions)
Acquisition costs	$4	$23
Integration costs	20	12
Total acquisition and integration costs	$24	$35
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statement of income.
Divestitures
Aviation & Missile Solutions LLC ("AMS")
On November 22, 2021, we signed a definitive agreement within our Defense Solutions segment to dispose of its AMS business in order to focus on leading-edge and technologically advanced services, solutions and products. The sales price will be approximately $18 million, subject to certain adjustments and is expected to be completed during fiscal year 2022.
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
Leidos Holdings, Inc. Annual Report - 78

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Receivables
The components of receivables, net consisted of the following:

	December 31, 2021	January 1, 2021
	(in millions)
Billed and billable receivables	$1,194	$1,270
Unbilled receivables	1,022	906
Allowance for doubtful accounts	(27)	(39)
	$2,189	$2,137
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During fiscal 2021 and 2020, we sold $693 million and $1,866 million, respectively, of accounts receivable under the agreements and received proceeds of $693 million and $1,864 million, respectively. These activities are classified as operating activities in the consolidated statements of cash flows.
These transfers have been recognized as a sale, as the receivables have been legally isolated from Leidos, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. The difference between the carrying amount of the receivables sold and the net cash received was recognized as a loss on sale and was recorded within "Selling, general and administrative expenses" on the consolidated statements of income. As of December 31, 2021 and January 1, 2021, all sold receivables had been remitted to the financial institution.

Note 7—Inventory
The components of inventory, net consisted of the following:

	December 31, 2021	January 1, 2021
	(in millions)
Raw materials	$154	$136
Work in process	27	41
Finished goods	93	99
	$274	$276

Leidos Holdings, Inc. Annual Report - 79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 3, 2020(1)	$2,039	$1,907	$966	$4,912
Goodwill re-allocation	429	(429)	—	—
Acquisitions of businesses	788	569	—	1,357
Foreign currency translation adjustments	44	—	—	44
Goodwill at January 1, 2021(1)	3,300	2,047	966	6,313
Acquisitions of businesses	425	5	—	430
Divestiture of a business	(1)	—	—	(1)
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(26)	28	—	2
Goodwill at December 31, 2021(1)	$3,681	$2,097	$966	$6,744
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment (see "Note 20—Business Segments"). This change resulted in the reallocation of $429 million of goodwill between the reporting units within the two reportable segments. We evaluated goodwill for impairment for certain reporting units using either a quantitative step one analysis or qualitative analysis, both before and after the changes were made, and determined that goodwill was not impaired.
In the fourth quarter of fiscal 2021, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units' carrying values. For reporting units whose composition was affected by a reorganization, or those for which an indication of impairment exists, a quantitative assessment was performed. The quantitative analysis for the Security Products reporting unit within the Civil reportable segment, which holds goodwill in the amount of $926 million as of December 31, 2021, showed that the fair value of the reporting unit exceeded the carrying value by approximately 6%. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which have been negatively impacted by COVID-19. The forecasts utilized to estimate the fair value of the Security Products reporting unit assume a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. In the event that there are significant unfavorable changes to the forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date.
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
Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets, net consisted of the following:

	December 31, 2021			January 1, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,722	$(830)	$892	$1,632	$(687)	$945
Software and technology	230	(121)	109	188	(100)	88
Customer relationships	97	(18)	79	93	(10)	83
Backlog	38	(37)	1	32	(29)	3
Trade names	1	(1)	—	1	—	1
Total finite-lived intangible assets	2,088	(1,007)	1,081	1,946	(826)	1,120
Indefinite-lived intangible assets:
In-process research and development	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,184	$(1,007)	$1,177	$2,042	$(826)	$1,216
Amortization expense related to intangible assets was $228 million, $198 million and $173 million for fiscal 2021, 2020 and 2019, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of December 31, 2021, is as follows:

Fiscal Year Ending
(in millions)
2022	$234
2023	204
2024	151
2025	121
2026	97
2027 and thereafter	274
$1,081
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects and other factors.
In the fourth quarter of fiscal 2021, in connection with the annual goodwill assessment, we evaluated indefinite-lived intangibles for impairment and concluded that no impairment was necessary.
Leidos Holdings, Inc. Annual Report - 81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31, 2021	January 1, 2021
	(in millions)
Computers and other equipment	$472	$386
Leasehold improvements	367	321
Buildings and improvements	140	142
Office furniture and fixtures	65	60
Land	18	18
Construction in progress	78	72
	1,140	999
Less: accumulated depreciation and amortization	(470)	(395)
	$670	$604
Depreciation expense was $97 million, $84 million and $61 million for fiscal 2021, 2020 and 2019, respectively.
Sale and Leaseback Agreements
Gaithersburg, MD Property
On December 31, 2018, we closed the sale and leaseback agreement relating to our land and building in Gaithersburg, MD. We received proceeds of $31 million, net of selling costs, for the property, which had a carrying value of $31 million. The proceeds received in fiscal 2019 were recorded as investing activities on the consolidated statements of cash flows.
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
Leidos Holdings, Inc. Annual Report - 82

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Leases
Lessee
ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	December 31, 2021	January 1, 2021
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$51	$10
Operating leases	Operating lease right-of-use assets, net	612	581
		$663	$591
Current lease liabilities:
Finance leases	Short-term debt and current portion of long-term debt	$9	$6
Operating leases	Accounts payable and accrued liabilities	140	127
		$149	$133
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$43	$5
Operating leases	Operating lease liabilities	589	564
		$632	$569
In March 2020, we took occupancy of our new corporate headquarters in Reston, VA. As a result, we recorded $104 million of ROU assets and $132 million of lease liabilities.
During fiscal 2020, we made a decision to vacate one of our facilities. The carrying amount was determined to be less than the expected recovery from sublease income and as a result, we recorded an impairment charge of $11 million, which was recorded within our Health reportable segment.
Total lease cost for the periods presented consisted of the following:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Finance lease cost:
Amortization of ROU assets	$11	$9	$8
Interest on lease liabilities	1	—	1
	12	9	9

Operating lease cost(1)	172	169	155

Variable lease cost	90	103	107
Short-term lease cost	4	8	7
Less: Sublease income	(8)	(11)	(6)
Total lease cost	$270	$278	$272
(1) Includes ROU lease expense of $150 million, $145 million and $136 million for fiscal 2021, 2020 and 2019, respectively.
Lease costs and sublease income are included in "Cost of revenues" and "Selling, general and administrative expenses" within the consolidated statements of income.
Leidos Holdings, Inc. Annual Report - 83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms and discount rates related to leases were as follows:

	December 31, 2021	January 1, 2021	January 3, 2020
Weighted-average remaining lease term (in years):
Finance leases	8.4	2.9	2.4
Operating leases	6.8	7.3	5.7
Weighted-average discount rate:
Finance leases	2.5%	2.7%	4.2%
Operating leases	3.2%	3.5%	4.1%
Other information related to leases was as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$1	$—	$1
Operating cash related to operating leases	174	164	163
Financing cash flows related to finance leases	11	9	8
Lease liabilities arising from obtaining ROU assets:
Finance lease liabilities	$51	$12	$—
Operating lease liabilities	161	314	141
The change in operating ROU assets and lease liabilities are presented within cash flows from operations on the consolidated statements of cash flows.
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at December 31, 2021, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2022	$10	$162
2023	7	144
2024	5	129
2025	5	90
2026	5	68
2027 and thereafter	26	224
Total undiscounted cash flows	58	817
Less: imputed interest	(6)	(88)
Lease liability as of December 31, 2021	$52	$729
Lessor
As of December 31, 2021 and January 1, 2021, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $93 million and $64 million, respectively. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other assets", respectively, on the consolidated balance sheets.
Leidos Holdings, Inc. Annual Report - 84

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease income were as follows:

		Year Ended
	Income statement line item	December 31, 2021	January 1, 2021	January 3, 2020
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$80	$61	$84
Cost of underlying asset	Cost of revenues	(60)	(47)	(86)
Operating income (loss)		20	14	(2)
Interest income on lease receivables	Revenues	8	8	6
		28	22	4

Operating lease income	Revenues	32	31	28
Total lease income		$60	$53	$32
As of December 31, 2021, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2022	$44	$23
2023	29	26
2024	18	27
2025	11	—
2026	3	—
Total undiscounted cash flows	$105	$76
Present value of lease payments as lease receivables	93
Difference between undiscounted cash flows and discounted cash flows	$12
Note 11—Fair Value Measurements
Financial instruments measured on a recurring basis at fair value consisted of the following:

	December 31, 2021		January 1, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$53	$53	$103	$103
As of December 31, 2021, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan (see "Note 12—Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2 inputs).
Financial instruments measured on a recurring basis at fair value also include our defined benefit plan assets (Level 2 inputs). See "Note 19—Retirement Plans" for further details on these investments.
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $15 million as of December 31, 2021 and January 1, 2021 approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
Leidos Holdings, Inc. Annual Report - 85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and January 1, 2021, the fair value of debt was $5.4 billion and $5.2 billion, respectively, and the carrying amount was $5.1 billion and $4.7 billion, respectively (see "Note 13—Debt"). The fair value of debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, January 14, 2021, May 4, 2020 and January 31, 2020, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Gibbs & Cox, 1901 Group, SD&A Businesses and Dynetics, respectively. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. See "Note 5—Acquisitions and Divestitures" for further details on these acquisitions. We also had real estate property measured at fair value, using Level 2 inputs, on July 3, 2020, which resulted in an impairment charge of $11 million (see "Note 10—Leases"). As of December 31, 2021 and January 1, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 12—Derivative Instruments
The fair value of the interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	December 31, 2021	January 1, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$53	$103
The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.0 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate.
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Total interest expense, net presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$184	$179	$133
Amount recognized in other comprehensive income (loss)	18	(61)	(55)
Amount reclassified from accumulated other comprehensive loss to interest expense, net	19	14	(7)
We expect to reclassify losses of $26 million from accumulated other comprehensive loss into earnings during the next 12 months.
Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Debt
Debt consisted of the following:

	Stated interest rate	Effective interest rate	December 31, 2021(1)	January 1, 2021(1)
			(in millions)
Short-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2022	1.24%	1.34%	$380	$—

Long-term debt:
Senior unsecured term loan:
$1,925 million Term Loan, due January 2025	1.49%	1.75%	$1,298	$1,391
Senior unsecured notes:
$500 million notes, due May 2023(2)	2.95%	3.17%	498	497
$500 million notes, due May 2025(2)	3.63%	3.76%	497	496
$750 million notes, due May 2030(2)	4.38%	4.50%	738	737
$1,000 million notes, due February 2031(2)	2.30%	2.38%	990	989
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.56%-4.18%	Various	54	13
Total long-term debt			4,696	4,744
Less: current portion			(103)	(100)
Total long-term debt, net of current portion			$4,593	$4,644
(1)The carrying amounts of the senior term loans and notes as of December 31, 2021 and January 1, 2021, include the remaining principal outstanding of $5,065 million and $4,782 million, respectively, less total unamortized debt discounts and deferred debt issuance costs of $43 million and $51 million, respectively.
(2)We filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on May 6, 2021, which was declared effective on May 19, 2021.
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
On January 17, 2020 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature five years from the Closing Date, with the Revolving Facility subject to two additional one year extensions.
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
Senior Notes
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
The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees under the January 31, 2020 Bridge Credit Agreement and to repay a portion of the outstanding loans under the February 12, 2020 Facility.
Commercial Paper
On July 12, 2021, we established a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes will be issued in minimum denominations of $0.25 million and will have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of December 31, 2021, we did not have any Commercial Paper Notes outstanding.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $106 million, $731 million, and $80 million during fiscal 2021, 2020 and 2019, respectively. This activity included required principal payments on our term loans of $96 million, $72 million, and $69 million during fiscal 2021, 2020 and 2019, respectively. During fiscal year 2020, we made $4,925 million of principal repayments for outstanding debt and retired the $450 million senior notes. During fiscal 2021 and 2020, there were no borrowings under the credit facilities.
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
Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the financing activity from prior year, $68 million of debt discount and debt issuance costs related to the debt and revolving credit facility were recognized, which were recorded as an offset against the carrying value of debt and capitalized within "Other assets" in the consolidated balance sheets, respectively. For fiscal 2020, $36 million of debt discount and debt issuance costs were written off related to the Terminated Credit Agreements and loan facility repayments. Amortization of debt discount and debt issuance costs was $11 million, $16 million and $10 million for fiscal 2021, 2020 and 2019, respectively.
Our borrowings under the Credit Facilities, 2021 Credit Agreement, the Notes and the Commercial Paper Notes are fully and unconditionally guaranteed by intercompany guarantees. In addition, the agreements governing debt outstanding under the Credit Facilities, 2021 Credit Agreement, and the Notes contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of December 31, 2021.
Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2022	$486
2023	675
2024	197
2025	1,353
2026	4
2027 and thereafter	2,404
Total principal payments	5,119
Less: unamortized debt discount and issuance costs	(43)
Total short-term and long-term debt	$5,076

Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrecognized loss on derivative instruments	Pension adjustments	Total accumulated other comprehensive loss
	(in millions)
Balance at December 28, 2018	$(41)	$14	$(3)	$(30)
Other comprehensive income (loss)	5	(55)	(1)	(51)
Taxes	3	15	—	18
Reclassification from accumulated other comprehensive loss	—	(7)	—	(7)
Balance at January 3, 2020	(33)	(33)	(4)	(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from accumulated other comprehensive loss	—	14	—	14
Balance at January 1, 2021	30	(70)	(6)	(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from accumulated other comprehensive loss	—	19	—	19
Balance at December 31, 2021	$22	$(41)	$7	$(12)
Reclassifications for unrecognized gain (loss) on derivative instruments are associated with outstanding debt and are recorded in "Interest expense, net" on the consolidated statements of income. See "Note 12—Derivative Instruments" for more information on our interest rate swap agreements.
Leidos Holdings, Inc. Annual Report - 90

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Composition of Certain Financial Statement Captions

Balance Sheet	December 31, 2021	January 1, 2021
	(in millions)
Other current assets:
Restricted cash	$148	$163
Transition costs and project assets(1)	110	104
Pre-contract costs	5	7
Other(2)	166	128
	$429	$402
Other assets:
Transition costs and project assets(1)	$121	$187
Equity method investments(3)	25	15
Other(2)	293	256
	$439	$458
Accounts payable and accrued liabilities:
Accrued liabilities	$1,053	$939
Accounts payable	692	731
Deferred revenue	364	481
Other(2)	32	24
	$2,141	$2,175
Accrued payroll and employee benefits:
Accrued vacation	$351	$329
Salaries, bonuses and amounts withheld from employees’ compensation	254	303
	$605	$632
(1) During the year ended December 31, 2021 and January 1, 2021, $428 million and $575 million, respectively, of amortization was recognized related to transition costs and project assets.
(2) Balance represents items that are not individually significant to disclose separately.
(3) Balances are net of $16 million and $23 million of dividends received during fiscal 2021 and fiscal 2020, respectively, that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.

	Year Ended
Income Statement	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Interest expense, net:
Interest expense	$(185)	$(182)	$(147)
Interest income	1	3	14
	$(184)	$(179)	$(133)
Other (expense) income, net:
Loss on debt extinguishment	$—	$(36)	$—
(Loss) gain on sale of businesses	(3)	—	88
Loss on foreign currencies	(1)	(4)	(1)
Other income, net	3	2	—
	$(1)	$(38)	$87

Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Earnings Per Share ("EPS")
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
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Basic weighted average number of shares outstanding	141	142	143
Dilutive common share equivalents—stock options and other stock awards	2	2	2
Diluted weighted average number of shares outstanding	143	144	145
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For fiscal 2021, there was 1 million of outstanding stock options and vesting stock awards that were anti-dilutive. For fiscal 2020 and 2019, there were no significant anti-diluted equity awards.
Share Repurchases
During fiscal 2021, 2020 and 2019, we made open market repurchases of our common stock for an aggregate purchase price of $237 million, $67 million and $25 million, respectively. All shares repurchased were immediately retired.
In fiscal 2019, we entered into accelerated share repurchase agreements with two financial institutions to repurchase shares of our outstanding common stock. We paid $400 million to the financial institutions and received 5.6 million shares. The purchase was recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Note 17—Stock-Based Compensation
Plan Summaries
As of December 31, 2021, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The 2017 Omnibus Incentive Plan provides Leidos and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 25% a year over four years or cliff vest in three years. As of December 31, 2021, 3.9 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
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
Leidos Holdings, Inc. Annual Report - 92

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our ESPP allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2021, 2020 and 2019, the discount was 10% of the fair market value on the date of purchase. During fiscal 2021, 2020 and 2019, $39 million, $32 million and $25 million, respectively, was received from ESPP plan participants for the issuance of Leidos' stock. A total of 3.4 million shares remain available for future issuance under the ESPP.
Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Total stock-based compensation expense	$67	$62	$52
Tax benefits recognized from stock-based compensation	17	15	13
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
During fiscal 2021, 2020 and 2019, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatilities.
The risk-free rate is derived using the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the grant date. To determine the expected term, we use the midpoint scenario with a one-year grant date filter assumption for outstanding options and we use historical data to estimate forfeitures. The weighted average grant-date fair value and assumptions used to determine fair value of stock options granted for the periods presented were as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
Weighted average grant-date fair value	$20.23	$19.64	$11.89
Expected term (in years)	4.6	4.5	4.4
Expected volatility	29.6%	25.0%	24.3%
Risk-free interest rate	0.7%	0.6%	2.4%
Dividend yield	1.3%	1.3%	2.2%
Leidos Holdings, Inc. Annual Report - 93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at December 28, 2018	2.4	$39.41	3.8	$36
Options granted	0.5	63.61
Options forfeited or expired	—	58.08
Options exercised	(0.5)	30.86		21
Outstanding at January 3, 2020	2.4	$46.04	3.8	$128
Options granted	0.3	106.73
Options forfeited or expired	(0.1)	66.84
Options exercised	(0.4)	35.94		29
Outstanding at January 1, 2021	2.2	$56.01	3.5	$108
Options granted	0.3	90.25
Options forfeited or expired	—	85.42
Options exercised	(0.4)	38.79		27
Outstanding at December 31, 2021	2.1	$65.18	3.5	$54
Exercisable at December 31, 2021	1.2	$51.47	2.3	$48
Vested and expected to vest in the future as of December 31, 2021	2.0	$64.91	3.4	$54
As of December 31, 2021, there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. Tax benefits from stock options exercised for fiscal 2021, 2020 and 2019 were $6 million, $7 million and $5 million, respectively.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of either three to four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.
Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at December 28, 2018	2.0	$50.85
Awards granted	0.6	64.70
Awards forfeited	(0.1)	60.20
Awards vested	(1.1)	44.10
Unvested stock awards at January 3, 2020	1.4	$60.91
Awards granted	0.5	106.38
Awards forfeited	(0.1)	79.61
Awards vested	(0.5)	56.36
Unvested stock awards at January 1, 2021	1.3	$79.05
Awards granted	0.7	91.09
Awards forfeited	(0.1)	89.56
Awards vested	(0.5)	71.60
Unvested stock awards at December 31, 2021	1.4	$88.89
As of December 31, 2021, there was $50 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock units that vested in fiscal 2021, 2020 and 2019 was $48 million, $58 million and $66 million, respectively. In addition, the fair value of dividend equivalents with respect to restricted stock units that vested in fiscal 2021, 2020 and 2019 was immaterial.
Performance-Based Stock Awards
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2021, 2020 and 2019, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2021, 2020 and 2019, we granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at December 28, 2018	0.5	$57.36
Awards granted	0.2	66.92
Awards forfeited	—	66.72
Awards vested	(0.1)	45.83
Unvested at January 3, 2020	0.6	$63.66
Awards granted	0.2	103.34
Awards forfeited	(0.1)	72.96
Awards vested	(0.2)	58.61
Unvested at January 1, 2021	0.5	$80.20
Awards granted	0.2	86.88
Awards forfeited	—	89.65
Awards vested	(0.2)	65.30
Unvested at December 31, 2021	0.5	$88.72
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2021, 2020 and 2019 was $89.26, $106.80 and $62.66, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2021, 2020 and 2019 was $88.21, $127.92 and $72.53, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
Expected volatility	32.86%	23.99%	22.02%
Risk free rate of return	0.29%	0.50%	2.39%
Weighted average grant date stock price	$90.85	$105.12	$62.66
As of December 31, 2021, there was $18 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of performance-based stock awards that vested in fiscal 2021, 2020 and 2019 was $19 million, $25 million, and $9 million, respectively.
Leidos Holdings, Inc. Annual Report - 96

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Current:
Federal	$156	$90	$122
State	49	37	31
Foreign	29	28	25
Deferred:
Federal	(20)	13	26
State	(3)	(11)	(3)
Foreign	(3)	(5)	(5)
Total	$208	$152	$196
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Amount computed at the statutory federal income tax rate	$203	$164	$182
State income taxes, net of federal tax benefit	34	20	22
Research and development credits	(23)	(26)	(11)
Excess tax benefits from stock-based compensation	(11)	(15)	(11)
Change in valuation allowance for deferred tax assets	5	(5)	6
Impact of foreign operations	4	11	2
Dividends paid to employee stock ownership plan	(2)	(2)	(2)
Change in accruals for uncertain tax positions	1	1	4
Stock basis in subsidiary held for sale	—	—	5
Other	(3)	4	(1)
Total	$208	$152	$196
Effective income tax rate	21.5%	19.5%	22.6%
The effective tax rate for fiscal 2021 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
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

Leidos Holdings, Inc. Annual Report - 97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	December 31, 2021	January 1, 2021
	(in millions)
Operating lease liabilities	$187	$176
Accrued vacation and bonuses	91	87
Reserves	47	62
Deferred compensation	39	31
Credits and net operating losses carryovers	26	22
Vesting stock awards	24	22
Deferred revenue	16	—
Accumulated other comprehensive loss	—	16
Investments	—	1
Other	9	7
Total deferred tax assets	439	424
Valuation allowance	(21)	(16)
Deferred tax assets, net of valuation allowance	$418	$408

Purchased intangible assets	$(413)	$(409)
Operating lease right-of-use assets	(158)	(148)
Property, plant and equipment	(63)	(63)
Accumulated other comprehensive income	(1)	—
Employee benefit contributions	—	(7)
Deferred revenue	—	(1)
Other	(9)	(5)
Total deferred tax liabilities	(644)	(633)
Net deferred tax liabilities	$(226)	$(225)
At December 31, 2021, we had state net operating losses of $90 million and state tax credits of $3 million. Both will begin to expire in fiscal 2022; however, we expect to utilize $72 million and $3 million of these state net operating losses and state tax credits, respectively. We also had foreign net operating losses of $39 million, which do not expire. We expect to utilize $4 million of these foreign net operating losses.
Our valuation allowance for deferred tax assets was $21 million and $16 million as of December 31, 2021 and January 1, 2021, respectively. The valuation allowance increased by $5 million primarily due to an increase related to foreign tax credits partially offset by a decrease related to state attributes expected to be utilized.
Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

	December 31, 2021	January 1, 2021
	(in millions)
Other current assets:
Prepaid income taxes and tax refunds receivable	$6	$12
Other assets:
Deferred tax assets	$13	$9
Accounts payable and accrued liabilities:
Income taxes payable	$29	$21
Deferred tax liabilities	$239	$234
Other long-term liabilities:
Unrecognized tax benefits	$2	$4
Unrecognized tax benefits are primarily related to certain recurring deductions customary for our industry. The changes in the unrecognized tax benefits were as follows:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Unrecognized tax benefits at beginning of year	$6	$5	$6
Additions for tax positions related to prior years	2	1	11
Reductions for tax positions related to prior years	(2)	—	(1)
Settlements with taxing authorities	(3)	—	(11)
Lapse of statute of limitations	(1)	—	—
Unrecognized tax benefits at end of year	$2	$6	$5
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$2	$5	$4
At December 31, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $2 million, which were classified as other long-term liabilities on the consolidated balance sheets. At January 1, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $6 million, $4 million of which were classified as other long-term liabilities on the consolidated balance sheets. At January 3, 2020, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $5 million, $1 million of which were classified as other long-term liabilities on the consolidated balance sheets.
We file income tax returns in the United States and various state and foreign jurisdictions. We participate in the Internal Revenue Service (“IRS”) Compliance Assurance Process ("CAP"), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through the year ended January 3, 2020. For the years ended January 1, 2021 and December 31, 2021, we were selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. We believe that participation in CAP should reduce tax-related uncertainties, if any. Additionally, with a few exceptions, as of December 31, 2021, we are no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ending on or before December 29, 2017.
During the next 12 months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $2 million of our unrecognized tax benefits, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the tax positions are sustained or because we agree to their disallowance and pay the related income tax. While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Retirement Plans
Defined Contribution Plans
We sponsor various defined contribution plans in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $131 million, $120 million and $105 million for fiscal 2021, 2020 and 2019, respectively.
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
Under the KESDP, eligible participants may elect to defer in share units all or a portion of certain cash bonuses and restricted stock unit awards granted under the previous 2006 Equity Incentive Plan and the current 2017 Omnibus Incentive Plan (see "Note 17—Stock-Based Compensation"). Under the MSCP, restricted stock share units are fully vested and no further deferrals into the plan are made. We do not make any contributions to the accounts of KESDP or MSCP participants. Benefits from the KESDP and MSCP are payable in shares of Leidos common stock held in a rabbi trust for the purpose of funding benefit payments to KESDP and MSCP participants.
Defined Benefit Plans
We sponsor two frozen defined benefit pension plans ("the Plans"), one in the United Kingdom ("UK") for former employees on an expired customer contract and another assumed as a result of the Gibbs & Cox acquisition.
We have continuing defined benefit pension obligations with respect to certain plan participants relating to the UK defined benefit pension plan. In fiscal 2012, we sold certain components of our business, including the component that contained the UK pension and employed the pension plan participants. Pursuant to the definitive sale agreement, we retained the assets and obligations of this defined benefit pension plan. As a result of retaining the pension obligation, the remaining immaterial components of ongoing pension expense, primarily interest costs and assumed return on plan assets subsequent to the sale, are recorded in continuing operations.
The projected benefit obligation of the Plans as of December 31, 2021 and January 1, 2021, was $160 million and $138 million, respectively. The increase in the projected benefit obligation was primarily due to the defined benefit pension plan assumed through the acquisition of Gibbs & Cox.
The fair value of the Plans assets as of December 31, 2021 and January 1, 2021, was $189 million and $157 million, respectively. The UK defined benefit pension plan funding status was overfunded $37 million and $19 million as of December 31, 2021 and January 1, 2021, respectively, and included within "Other assets" on the consolidated balance sheets. The Gibbs & Cox defined benefit pension plan funding status was underfunded $8 million as of December 31, 2021, and included within "Other long-term liabilities" on the consolidated balance sheets.
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
Note 20—Business Segments
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
Effective the beginning of fiscal 2020, certain contracts were reassigned from the Civil reportable segment to the Defense Solutions reportable segment to better align operations within the reportable segments to the customers they serve. Fiscal 2019 segment results have been recast to reflect this change.
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
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital transformation and life sciences research and development.
Leidos Holdings, Inc. Annual Report - 101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
The following table summarizes business segment information for the periods presented:

	Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020
	(in millions)
Revenues:
Defense Solutions	$8,032	$7,341	$6,300
Civil	3,157	2,994	2,796
Health	2,548	1,962	1,998
Total revenues	$13,737	$12,297	$11,094

Operating income (loss):
Defense Solutions	$569	$506	$471
Civil	248	280	231
Health	442	235	242
Corporate	(107)	(23)	(32)
Total operating income	$1,152	$998	$912

Amortization of intangible assets:
Defense Solutions	$121	$92	$64
Civil	73	66	63
Health	34	40	46
Total amortization of intangible assets	$228	$198	$173
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
We generated approximately 87% of our total revenues in fiscal 2021, 2020 and 2019 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 44% of our total revenues for fiscal 2021, 49% for fiscal 2020 and 48% for fiscal 2019.
Approximately 8% of our revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. As such, additional financial information by geographic location is not presented.

Leidos Holdings, Inc. Annual Report - 102

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Commitments and Contingencies
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
Leidos Holdings, Inc. Annual Report - 103

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There remain other outstanding matters in dispute between DoE and MSA as the two parties work to close out the Mission Support Contract. As of December 31, 2021, we believe we have adequately reserved for any potential liabilities related to these disputes.
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
As of December 31, 2021, indirect cost audits by the DCAA remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of December 31, 2021, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Leidos Holdings, Inc. Annual Report - 104

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company is conducting an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and is cooperating with both agencies. Because the investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation, although violations of the FCPA and other applicable laws may result in criminal and civil sanctions, including monetary penalties, and reputational damage.
Commitments
We have outstanding letters of credit of $55 million as of December 31, 2021, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $100 million as of December 31, 2021, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of December 31, 2021, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2022	$51
2023	5
2024	82
2025	1
2026	2
2027 and thereafter	14
$155

Leidos Holdings, Inc. Annual Report - 105

PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the first and second quarter of fiscal 2021, we completed our acquisition of 1901 Group and Gibbs & Cox, respectively. As part of the ongoing integration of 1901 Group and Gibbs & Cox, we are in the process of incorporating the controls and related procedures of these businesses. Other than incorporating controls for 1901 Group and Gibbs & Cox, there have been no other changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended December 31, 2021, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2021, excludes an assessment of the internal control over financial reporting of 1901 Group and Gibbs & Cox, acquired on January 14, 2021 and May 7, 2021, respectively.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 15, 2022

Leidos Holdings, Inc. Annual Report - 106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 1901 Group and Gibbs & Cox, which were acquired on January 14, 2021 and May 7, 2021, respectively, whose financial statements reflect total assets of 1.45% and 3.03%, respectively, and revenues constituting 0.35% and 0.71%, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at 1901 Group and Gibbs & Cox.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 15, 2022
Leidos Holdings, Inc. Annual Report - 107

PART II

Item 9B. Other Information
None.

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2022 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2022 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2022 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 108

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2022 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of December 31, 2021, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,919,100	(2)	$65.18	(3)	11,388,105	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	3,919,100	(2)	$65.18	(3)	11,388,105
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,850,479 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 250,249 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 9,744 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 2,058,877 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
(4)Represents 7,992,462 and 3,395,643 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares (i) that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the 2017 Omnibus Incentive Plan.
(5)The Management Stock Compensation Plan has not been approved by security holders and is included in this plan category. This plan does not provide for a maximum number of shares available for future issuance. For further information on this plan, see "Note 17—Stock-Based Compensation" of the notes to the consolidated financial statements contained within Part II of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2022 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2022 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

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

4.13	Description of Common Stock. Incorporate by reference to Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 23, 2021.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2*	Leidos Holdings, Inc.'s 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed with the SEC on June 1, 2017.

10.3*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.5*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.7*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.8*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

Leidos Holdings, Inc. Annual Report - 111

PART IV

Exhibit Number	Description of Exhibit
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

10.48
Form of Commercial Paper Dealer Agreement, dated July 12, 2021, between Leidos, Inc., as issuer, the Company, as guarantor, and the applicable Dealer party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 12, 2021.

21	Subsidiaries of the Registrant.

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference from the Company's Registration Statement on Form S-4, filed with the U.S. Securities and Exchange Commission on May 6, 2021.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Leidos Holdings, Inc. Annual Report - 114

PART IV

Exhibit Number	Description of Exhibit
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

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 115

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer
Dated: February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 15, 2022
Roger A. Krone

/s/ Christopher R. Cage	Principal Financial Officer	February 15, 2022
Christopher R. Cage

/s/ Carly E. Kimball	Principal Accounting Officer	February 15, 2022
Carly E. Kimball

/s/ Gregory R. Dahlberg	Director	February 15, 2022
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 15, 2022
David G. Fubini

/s/ Miriam E. John	Director	February 15, 2022
Miriam E. John

/s/ Robert C. Kovarik, Jr.	Director	February 15, 2022
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 15, 2022
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 15, 2022
Gary S. May

/s/ Surya N. Mohapatra	Director	February 15, 2022
Surya N. Mohapatra

/s/ Robert S. Shapard	Director	February 15, 2022
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 15, 2022
Susan M. Stalnecker

/s/ Noel B. Williams	Director	February 15, 2022
Noel B. Williams

Leidos Holdings, Inc. Annual Report - 116