Form 10-Q
period 2022-04-01
Leidos Holdings, Inc.
filed 2022-05-03
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 26, 2022, was 136,662,094 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 1, 2022	December 31, 2021
	(in millions)
Assets:
Cash and cash equivalents	$297	$727
Receivables, net	2,419	2,189
Inventory, net	279	274
Other current assets	492	429
Total current assets	3,487	3,619
Property, plant and equipment, net	674	670
Intangible assets, net	1,109	1,177
Goodwill	6,742	6,744
Operating lease right-of-use assets, net	600	612
Other assets	418	439
Total assets	$13,030	$13,261

Liabilities:
Accounts payable and accrued liabilities	$2,214	$2,141
Accrued payroll and employee benefits	724	605
Short-term debt and current portion of long-term debt	556	483
Total current liabilities	3,494	3,229
Long-term debt, net of current portion	4,569	4,593
Operating lease liabilities	582	589
Deferred tax liabilities	182	239
Other long-term liabilities	195	267
Total liabilities	9,022	8,917

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 140 million shares issued and outstanding at April 1, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,928	2,423
Retained earnings	2,007	1,880
Accumulated other comprehensive income (loss)	20	(12)
Total Leidos stockholders’ equity	3,955	4,291
Non-controlling interest	53	53
Total stockholders' equity	4,008	4,344
Total liabilities and stockholders' equity	$13,030	$13,261

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions, except per share amounts)
Revenues	$3,494	$3,315
Cost of revenues	2,982	2,848
Selling, general and administrative expenses	236	159
Acquisition, integration and restructuring costs	3	5
Equity loss (earnings) of non-consolidated subsidiaries	2	(5)
Operating income	271	308
Non-operating expense:
Interest expense, net	(48)	(45)
Other expense, net	(1)	(1)
Income before income taxes	222	262
Income tax expense	(45)	(57)
Net income	$177	$205
Less: net income attributable to non-controlling interest	2	—
Net income attributable to Leidos common stockholders	$175	$205

Earnings per share:
Basic	$1.26	$1.44
Diluted	1.25	1.42

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Net income	$177	$205
Foreign currency translation adjustments	2	(4)
Unrecognized gain on derivative instruments	29	13
Pension adjustments	1	—
Total other comprehensive income, net of taxes	32	9
Comprehensive income	209	214
Less: net income attributable to non-controlling interest	2	—
Comprehensive income attributable to Leidos common stockholders	$207	$214

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Capital distributions to non-controlling interests	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Leidos Holdings, Inc. stockholders' equity	Non-controlling interest	Total
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interest	—	—	—	—	—	38	38
Balance at April 2, 2021	141	$2,486	$1,484	$(37)	$3,933	$47	$3,980

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Cash flows from operations:
Net income	$177	$205
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	85	77
Stock-based compensation	16	15
Deferred income taxes	(61)	—
Other	4	(8)
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(232)	(10)
Other current assets and other long-term assets	(28)	5
Accounts payable and accrued liabilities and other long-term liabilities	(60)	(148)
Accrued payroll and employee benefits	124	50
Income taxes receivable/payable	68	53
Net cash provided by operating activities	93	239
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2)	(218)
Divestiture of a business	9	—
Payments for property, equipment and software	(28)	(26)
Net cash used in investing activities	(21)	(244)
Cash flows from financing activities:
Net proceeds from commercial paper	75	—
Payments of long-term debt	(27)	(26)
Dividend payments	(51)	(50)
Repurchases of stock and other	(526)	(123)
Net capital (distribution to) contributions from non-controlling interests	(2)	38
Proceeds from issuances of stock	12	13
Net cash used in financing activities	(519)	(148)
Net decrease in cash, cash equivalents and restricted cash	(447)	(153)
Cash, cash equivalents and restricted cash at beginning of period	875	687
Cash, cash equivalents and restricted cash at end of period	428	534
Less: restricted cash at end of period	131	157
Cash and cash equivalents at end of period	$297	$377

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$8	$8
Cash paid for interest	38	35
Non-cash investing activity:
Property, plant and equipment additions	$2	$—
Non-cash financing activity:
Finance lease obligations	$—	$45
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 15, 2022.

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
We adopted the requirements of ASU 2021-08 using the prospective method effective the first day of fiscal 2022. For business combinations occurring after adoption, we will measure contract assets and liabilities acquired in accordance with ASC 606.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions, except per share amounts)
Favorable impact	$41	$31
Unfavorable impact	(26)	(19)
Net impact to income before income taxes	$15	$12

Impact on diluted EPS attributable to Leidos common stockholders	$0.08	$0.06
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $14 million and $9 million for the three months ended April 1, 2022, and April 2, 2021, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At April 1, 2022, and December 31, 2021, $176 million and $138 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract and cash collected from the sale of accounts receivable but not yet remitted to the financial institution (see Note 9–Sale of Accounts Receivable). Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $131 million and $148 million at April 1, 2022, and December 31, 2021, respectively.
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
As of April 1, 2022, we had $15.4 billion of RPO and expect to recognize approximately 55% and 73% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by customer-type were as follows:

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,539	$20	$238	$1,797
Other government agencies(1)	222	613	385	1,220
Commercial and non-U.S. customers	287	147	27	461
Total	$2,048	$780	$650	$3,478

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,407	$13	$158	$1,578
Other government agencies(1)	272	605	407	1,284
Commercial and non-U.S. customers	278	125	26	429
Total	$1,957	$743	$591	$3,291
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,183	$408	$167	$1,758
Firm-fixed-price	618	255	417	1,290
Time-and-materials and fixed-price-level-of-effort	247	117	66	430
Total	$2,048	$780	$650	$3,478

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,163	$374	$99	$1,636
Firm-fixed-price	553	262	392	1,207
Time-and-materials and fixed-price-level-of-effort	241	107	100	448
Total	$1,957	$743	$591	$3,291

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by geographic location were as follows:

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,810	$741	$650	$3,201
International	238	39	—	277
Total	$2,048	$780	$650	$3,478

	Three Months Ended April 2, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,713	$704	$591	$3,008
International	244	39	—	283
Total	$1,957	$743	$591	$3,291
Revenues by customer-type, contract-type and geographic location exclude lease income of $16 million and $24 million for the three months ended April 1, 2022 and April 2, 2021, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	April 1, 2022	December 31, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,078	$1,022

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$382	$364

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$25	$24
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in unbilled receivables was primarily due to revenue recognized on certain contracts partially offset by the timing of billings.
Revenue recognized for the three months ended April 1, 2022, of $188 million was included as a contract liability at December 31, 2021. Revenue recognized for the three months ended April 2, 2021, of $144 million was included as a contract liability at January 1, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets
Business Acquisitions
On May 7, 2021 (the "Purchase Date"), we completed the acquisition of Gibbs & Cox for purchase consideration of approximately $375 million, net of $1 million of cash acquired. Gibbs & Cox is an independent engineering and design firm specializing in naval architecture, marine engineering, management support and engineering consulting.
As of April 1, 2022, we had completed the determination of fair values of the acquired assets and liabilities assumed. The final goodwill recognized of $276 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. All of the goodwill recognized is tax deductible.
The following table summarizes the fair value of intangible assets acquired at the Purchase Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	12	$89
For the three months ended April 1, 2022, $27 million of revenues related to the Gibbs & Cox acquisition were recognized within the Defense Solutions reportable segment.
On September 21, 2021, we completed an immaterial strategic business acquisition for preliminary purchase consideration of approximately $36 million. In connection with the transaction, we recognized an $8 million program intangible asset and preliminary goodwill of $25 million.
Aviation & Missile Solutions LLC ("AMS") Divestiture
On November 22, 2021, we signed a definitive agreement within our Defense Solutions segment to dispose of its AMS business in order to focus on leading-edge and technologically advanced services, solutions and products. The net sales price is $15 million, and the divestiture was completed on April 29, 2022.
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2021	$3,300	$2,047	$966	$6,313
Acquisitions of businesses	425	5	—	430
Divestiture of a business	(1)	—	—	(1)
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(26)	28	—	2
Goodwill at December 31, 2021	$3,681	$2,097	$966	$6,744
Acquisition of a business	1	—	—	1
Divestiture of a business	(4)	—	—	(4)
Foreign currency translation adjustments	8	(7)	—	1
Goodwill at April 1, 2022	$3,686	$2,090	$966	$6,742
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the estimated fair value of the Security Products reporting unit within the Civil reportable segment exceeded the carrying value by approximately 6% as of the most recent assessment date. In the event that there are significant unfavorable changes to the forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date. During the three months ended April 1, 2022, and April 2, 2021, there were no impairments to goodwill.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	April 1, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,701	$(866)	$835	$1,722	$(830)	$892
Software and technology	230	(127)	103	230	(121)	109
Customer relationships	91	(16)	75	97	(18)	79
Backlog	6	(6)	—	38	(37)	1
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,029	(1,016)	1,013	2,088	(1,007)	1,081
Indefinite-lived intangible assets:
In-process research and development	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,125	$(1,016)	$1,109	$2,184	$(1,007)	$1,177
Amortization expense was $59 million and $55 million for the three months ended April 1, 2022 and April 2, 2021, respectively.
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
The estimated annual amortization expense as of April 1, 2022, was as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$173
2023	203
2024	150
2025	120
2026	96
2027 and thereafter	271
$1,013

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	April 1, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$13	$13	$53	$53
As of April 1, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of April 1, 2022, and December 31, 2021, the fair value of debt was $5.1 billion and $5.4 billion, respectively, and the carrying amount was $5.1 billion and $5.1 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, and January 14, 2021, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Gibbs & Cox and 1901 Group. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of April 1, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Liability derivatives
	Balance sheet line item	April 1, 2022	December 31, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$13	$53
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$48	$45

Amount recognized in other comprehensive income	$32	$12
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$6	$5
We expect to reclassify net losses of $15 million from accumulated other comprehensive income into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	April 1, 2022(1)	December 31, 2021(1)
			(in millions)
Short-term debt:
Commercial paper	0.52%-1.13%	Various	$75	$—
Senior unsecured term loans:
$380 million term loan, due May 2022	1.59%	1.69%	380	380
Total short-term debt			$455	$380

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	1.84%	2.11%	$1,275	$1,298
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	499	498
$500 million notes, due May 2025	3.63%	3.76%	497	497
$750 million notes due May 2030	4.38%	4.50%	738	738
$1,000 million notes, due February 2031	2.30%	2.38%	990	990
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.56%-4.18%	Various	50	54
Total long-term debt			4,670	4,696
Less current portion			(101)	(103)
Total long-term debt, net of current portion			$4,569	$4,593
(1) The carrying amounts of the senior unsecured term loans and notes as of April 1, 2022, and December 31, 2021, include the remaining principal outstanding of $5,041 million and $5,065 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $41 million and $43 million, respectively.
Term Loans and Revolving Credit Facility
We have a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature in January 2025. The Revolving Facility permits two additional one-year extensions subject to lender consent.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of April 1, 2022, we had $75 million of Commercial Paper Notes outstanding.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $27 million and $26 million during the three months ended April 1, 2022, and April 2, 2021, respectively. This activity included required principal payments on our term loans of $24 million for both the three months ended April 1, 2022, and April 2, 2021. As of April 1, 2022, and December 31, 2021, there were no borrowings outstanding under the Revolving Facility.
Amortization of debt discount and debt issuance costs was $3 million and $2 million for the three months ended April 1, 2022, and April 2, 2021, respectively.
The Credit Facilities, the 2021 Credit Agreement, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of April 1, 2022.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss) were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at January 1, 2021	$30	$(70)	$(6)	$(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from accumulated other comprehensive income (loss)	—	19	—	19
Balance at December 31, 2021	22	(41)	7	(12)
Other comprehensive income (loss)	(2)	32	1	31
Taxes	4	(9)	—	(5)
Reclassification from accumulated other comprehensive income (loss)	—	6	—	6
Balance at April 1, 2022	$24	$(12)	$8	$20
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Basic weighted average number of shares outstanding	139	142
Dilutive common share equivalents—stock options and other stock awards	1	2
Diluted weighted average number of shares outstanding	140	144
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three months ended April 1, 2022, and April 2, 2021.
On February 16, 2022, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received an initial delivery of 4.5 million shares at an average price of $88.72 per share. The purchase was recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
The specific number of shares that we will ultimately receive under the ASR agreement will be based on the volume-weighted-average-price during the period February 17, 2022, to May 16, 2022.
Note 9–Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During the three months ended April 1, 2022, and April 2, 2021, we sold $209 million and $465 million, respectively, of accounts receivable under the agreements and received proceeds of $209 million and $464 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows.
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
Sold receivables activity for the periods presented was as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Sales of accounts receivable	$209	$465
Cash collections on sold receivables remitted to financial institution	(209)	(371)
Outstanding balance sold to financial institution	—	94
Cash collected but not yet remitted to financial institution	—	(19)
Sold receivables due from customers	$—	$75

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
The segment information for the periods presented was as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Revenues:
Defense Solutions	$2,049	$1,958
Civil	795	766
Health	650	591
Total revenues	$3,494	$3,315

Operating income (loss):
Defense Solutions	$133	$152
Civil	43	74
Health	118	102
Corporate	(23)	(20)
Total operating income	$271	$308
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

Note 11–Commitments and Contingencies
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
As of April 1, 2022, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2016 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of April 1, 2022, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

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
Commitments
We have outstanding letters of credit of $51 million as of April 1, 2022, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $100 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of April 1, 2022, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$38
2023	11
2024	81
2025	5
2026	2
2027 and thereafter	14
$151

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans, interest rates and uncertainties in tax due to new tax legislation or other regulatory developments. Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus pandemic ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report under Part II, Item 1A. "Risk Factors" and as may be further updated in subsequent filings with the U.S. Securities and Exchange Commission. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
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
For the three months ended April 1, 2022, the COVID-19 pandemic did not have a material impact to revenues and operating income. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted.
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
Business Environment and Trends
U.S. Government Markets
During the three months ended April 1, 2022, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.

LEIDOS HOLDINGS, INC.

On March 15, 2022, President Biden signed the 2022 Consolidated Appropriations Act into law, funding the federal government through the remainder of GFY 2022. The Consolidated Appropriations Act includes $782 billion in defense spending and $730 billion in non-defense spending. The legislation also includes the 2022 Ukraine Supplemental Appropriations Act, which provides $14 billion in humanitarian and military aid for Ukraine. On March 28, 2022, Congress received the GFY 2023 President’s Budget Request totaling $5.8 trillion. The request includes $813 billion in defense spending and $769 billion in non-defense spending for GFY 2023 beginning on October 1, 2022.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for the three months ended April 1, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	April 1, 2022	April 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,494	$3,315	$179	5.4%

Operating income	271	308	(37)	(12.0)%
Non-operating expense, net	(49)	(46)	(3)	6.5%
Income before income taxes	222	262	(40)	(15.3)%
Income tax expense	(45)	(57)	12	(21.1)%
Net income	$177	$205	$(28)
Net income attributable to Leidos common stockholders	$175	$205	$(30)	(14.6)%
Operating margin	7.8%	9.3%
Segment and Corporate Results

	Three Months Ended
Defense Solutions	April 1, 2022	April 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,049	$1,958	$91	4.6%
Operating income	133	152	(19)	(12.5)%
Operating margin	6.5%	7.8%
The increase in revenues for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily attributable to program wins and $27 million of revenues from the Gibbs & Cox acquisition. This was partially offset by the completion of contracts, a net decrease in volumes on certain programs, $11 million related to unfavorable exchange rate movements and contracts that were reassigned from the Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021.
The decrease in operating income for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily attributable to the completion of certain contracts, net profit write-downs on certain programs, a net decrease in volumes and increased amortization expense. The decrease was partially offset by program wins.

LEIDOS HOLDINGS, INC.

	Three Months Ended
Civil	April 1, 2022	April 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$795	$766	$29	3.8%
Operating income	43	74	(31)	(41.9)%
Operating margin	5.4%	9.7%
The increase in revenues for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily attributable to a net increase in program volumes and contracts that were reassigned from the Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021.
The decrease in operating income for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily due to a $26 million benefit in the prior year from an adjustment to legal reserves related to the Mission Support Alliance joint venture.

	Three Months Ended
Health	April 1, 2022	April 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$650	$591	$59	10.0%
Operating income	118	102	16	15.7%
Operating margin	18.2%	17.3%
The increases in revenue and operating income for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily due to a net increase in volumes on higher margin programs and net profit write-ups on certain programs.

	Three Months Ended
Corporate	April 1, 2022	April 2, 2021	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(23)	$(20)	$(3)	15.0%
The increase in operating loss for the three months ended April 1, 2022, as compared to the three months ended April 2, 2021, was primarily attributable to an increase in legal costs.
Non-Operating Expense, net
Non-operating expense, net for the three months ended April 1, 2022, was $49 million as compared to $46 million for the three months ended April 2, 2021. The increase was primarily due to higher interest expenses driven by changes in interest rates and the short-term senior unsecured term loan incurred in the second quarter of fiscal 2021 to fund the acquisition of Gibbs & Cox.
Provision for Income Taxes
For the three months ended April 1, 2022, our effective tax rate was 20.3% compared to 21.8% for the three months ended April 2, 2021. The decrease in the effective tax rate was primarily due to excess tax benefits related to employee stock-based payment transactions and federal research tax credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, based on the law as currently enacted, our initial assessment is that our cash from operations will decrease by approximately $150 million in fiscal 2022 and our net deferred tax assets will increase by a similar amount. The actual impact on fiscal 2022 cash from operations will depend on the amount of research and development costs we will incur, on whether Congress modifies or repeals this provision and on whether new guidance and interpretive rules are issued by the US Treasury, among other factors.

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $5.4 billion during the three months ended April 1, 2022, as compared to $3.8 billion for the three months ended April 2, 2021.
The estimated value of our total backlog was as follows:

	April 1, 2022			April 2, 2021
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$3,919	$15,068	$18,987	$4,142	$14,393	$18,535
Civil	1,812	9,516	11,328	1,531	6,857	8,388
Health	1,360	4,670	6,030	1,310	4,348	5,658
Total	$7,091	$29,254	$36,345	$6,983	$25,598	$32,581
The increase in backlog includes $685 million of backlog acquired through business combinations in our Defense Solutions reportable segment.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at April 1, 2022, included a negative impact of $33 million when compared to total backlog at April 2, 2021, primarily due to the exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of April 1, 2022, we had $297 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of April 1, 2022, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.1 billion at April 1, 2022, and December 31, 2021.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance. As of April 1, 2022, we had $75 million of Commercial Paper Notes outstanding.
We made principal payments on our long-term debt of $27 million and $26 million during the three months ended April 1, 2022, and April 2, 2021, respectively. This activity included required principal payments on our term loans of $24 million for both the three months ended April 1, 2022, and April 2, 2021. Our credit facilities, the 2021 credit agreement, commercial paper notes, senior unsecured term loans and notes outstanding as of April 1, 2022, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of April 1, 2022.
Interest on our Credit Facilities is calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K.’s Financial Conduct Authority announced that LIBOR would be discontinued or become unavailable as a reference rate by the end of 2021 and LIBOR will be fully discontinued or become unavailable as a benchmark rate by June 2023. Although our Credit Facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms.

LEIDOS HOLDINGS, INC.

We paid dividends of $51 million and $50 million during the three months ended April 1, 2022, and April 2, 2021, respectively.
During the three months ended April 1, 2022, we sold $209 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $209 million. During the three months ended April 2, 2021, we sold $465 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $464 million (see "Note 9–Sale of Accounts Receivable").
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
On February 16, 2022, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received an initial delivery of 4.5 million shares at an average price of $88.72 per share. The specific number of shares that we will ultimately receive under the ASR agreement will be based on the volume-weighted-average-price during the period February 17, 2022, to May 16, 2022.
Beginning in 2022, a provision in the Tax Cuts and Jobs Act of 2017 (“TCJA”) which eliminated the option to deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years became effective. Congress may defer, modify or repeal the provision, but the ultimate outcome is uncertain. The uncertainty surrounding the TCJA provision and the potential for COVID-19 to continue to affect the financial markets may impact our liquidity. If the 2022 effective date of the TCJA research cost capitalization provision remains in place, our initial assessment indicates we will have a negative impact to cash of approximately $150 million in fiscal 2022 and our net deferred tax assets will increase by a similar amount. We will continue to assess our liquidity needs as the tax legislation and pandemic evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings from our revolving credit facility and commercial paper program.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	April 1, 2022	April 2, 2021
	(in millions)
Net cash provided by operating activities	$93	$239
Net cash used in investing activities	(21)	(244)
Net cash used in financing activities	(519)	(148)
Net decrease in cash, cash equivalents and restricted cash	$(447)	$(153)
Net cash provided by operating activities decreased $146 million for the three months ended April 1, 2022, when compared to the prior year quarter. The decrease was primarily due to lower sale of accounts receivable and timing of customer and vendor payments in the current quarter as compared to the prior year quarter.
Net cash used in investing activities decreased $223 million for the three months ended April 1, 2022, when compared to the prior year quarter, primarily due to $214 million of net cash paid related to the acquisition of 1901 Group during the prior year quarter and proceeds received from the sale of Aviation & Missile Solutions LLC in the current quarter (see "Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets").
Net cash used in financing activities increased $371 million for the three months ended April 1, 2022, when compared to the prior year quarter. The change was primarily due to the Accelerated Share Repurchase agreement entered into by the Company on February 16, 2022, which resulted in an increase of $403 million in stock repurchases during the current quarter and $38 million in capital contributions received from our non-controlling interest in the prior year quarter, partially offset by $75 million of net proceeds from our commercial paper program in the current quarter.

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
The summarized balance sheet for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, as of April 1, 2022, was as follows (in millions):
Balance Sheet

Total current assets	$2,002
Goodwill	4,171
Investments in consolidated subsidiaries	4,916
Other long-term assets	1,317
Total assets	$12,406

Total current liabilities	$2,665
Long-term debt, net of current portion	4,568
Intercompany payables	1,487
Other long-term liabilities	720
Total liabilities	9,440
Total stockholders' equity	2,966
Total liabilities and stockholders' equity	$12,406
The summarized statements of income for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the three months ended April 1, 2022, were as follows (in millions):
Statements of Income

Revenues, net	$2,374
Operating income	168
Net income attributable to Leidos common stockholders	74
Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

LEIDOS HOLDINGS, INC.

Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of April 1, 2022. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On January 14, 2021, and May 7, 2021, we completed the acquisitions of 1901 Group and Gibbs & Cox, respectively. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Gibbs & Cox from our evaluation for the first quarter of fiscal 2022. We are in the process of integrating Gibbs & Cox into our system of internal control over financial reporting. As of April 1, 2022, we completed the integration of 1901 Group into our controls over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
In February 2022, our Board of Directors authorized a new share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in February 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	4,554,346
February 1, 2022 - February 28, 2022	4,508,566	88.72	4,508,566	15,491,434
March 1, 2022 - March 31, 2022	719	107.54	—	15,491,434
April 1, 2022	—	—	—	15,491,434
Total	4,509,285	$88.72	4,508,566
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
Date: May 3, 2022

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer