Form 10-Q
period 2022-07-01
Leidos Holdings, Inc.
filed 2022-08-02
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 26, 2022, was 136,540,637 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 1, 2022	December 31, 2021
	(in millions)
Assets:
Cash and cash equivalents	$339	$727
Receivables, net	2,423	2,189
Inventory, net	286	274
Other current assets	478	429
Total current assets	3,526	3,619
Property, plant and equipment, net	669	670
Intangible assets, net	1,038	1,177
Goodwill	6,673	6,744
Operating lease right-of-use assets, net	614	612
Other long-term assets	367	439
Total assets	$12,887	$13,261

Liabilities:
Accounts payable and accrued liabilities	$2,052	$2,141
Accrued payroll and employee benefits	701	605
Short-term debt and current portion of long-term debt	1,153	483
Total current liabilities	3,906	3,229
Long-term debt, net of current portion	4,023	4,593
Operating lease liabilities	614	589
Deferred tax liabilities	89	239
Other long-term liabilities	198	267
Total liabilities	8,830	8,917

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 140 million shares issued and outstanding at July 1, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,955	2,423
Retained earnings	2,128	1,880
Accumulated other comprehensive loss	(79)	(12)
Total Leidos stockholders’ equity	4,004	4,291
Non-controlling interest	53	53
Total stockholders' equity	4,057	4,344
Total liabilities and stockholders' equity	$12,887	$13,261

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions, except per share amounts)
Revenues	$3,597	$3,448	$7,091	$6,763
Cost of revenues	3,059	2,950	6,041	5,798
Selling, general and administrative expenses	260	224	494	392
Bad debt expense and recoveries	2	(1)	4	(10)
Acquisition, integration and restructuring costs	5	10	8	15
Asset impairment charges	3	—	3	—
Equity earnings of non-consolidated subsidiaries	(3)	(4)	(1)	(9)
Operating income	271	269	542	577
Non-operating expense:
Interest expense, net	(50)	(46)	(98)	(91)
Other income (expense), net	4	—	3	(1)
Income before income taxes	225	223	447	485
Income tax expense	(53)	(53)	(98)	(110)
Net income	$172	$170	$349	$375
Less: net income attributable to non-controlling interest	1	1	3	1
Net income attributable to Leidos common stockholders	$171	$169	$346	$374

Earnings per share:
Basic	$1.25	$1.20	$2.51	$2.65
Diluted	1.24	1.18	2.49	2.62

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions)
Net income	$172	$170	$349	$375
Foreign currency translation adjustments	(85)	21	(83)	17
Unrecognized gain on derivative instruments	7	1	36	14
Pension adjustments	(21)	—	(20)	—
Total other comprehensive (loss) income, net of taxes	(99)	22	(67)	31
Comprehensive income	73	192	282	406
Less: net income attributable to non-controlling interest	1	1	3	1
Comprehensive income attributable to Leidos common stockholders	$72	$191	$279	$405

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share amounts)
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Capital distributions to non-controlling interests	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008
Net income	—	—	171	—	171	1	172
Other comprehensive loss, net of taxes	—	—	—	(99)	(99)	—	(99)
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Capital distributions to non-controlling interests	—	—	—	—	—	(1)	(1)
Balance at July 1, 2022	137	$1,955	$2,128	$(79)	$4,004	$53	$4,057

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interest	—	—	—	—	—	38	38
Balance at April 2, 2021	141	$2,486	$1,484	$(37)	$3,933	$47	$3,980
Net income	—	—	169	—	169	1	170
Other comprehensive income, net of taxes	—	—	—	22	22	—	22
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(3)	—	—	(3)	—	(3)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	17	—	—	17	—	17
Capital contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at July 2, 2021	142	$2,509	$1,605	$(15)	$4,099	$49	$4,148

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	July 1, 2022	July 2, 2021
	(in millions)
Cash flows from operations:
Net income	$349	$375
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	168	157
Stock-based compensation	35	32
Deferred income taxes	(136)	3
Other	7	(11)
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(238)	(89)
Other current assets and other long-term assets	73	91
Accounts payable and accrued liabilities and other long-term liabilities	(271)	(347)
Accrued payroll and employee benefits	101	46
Income taxes receivable/payable	45	(1)
Net cash provided by operating activities	133	256
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2)	(593)
Divestiture of a business	15	—
Payments for property, equipment and software	(49)	(47)
Net proceeds from sale of assets	6	—
Other	1	—
Net cash used in investing activities	(29)	(640)
Cash flows from financing activities:
Proceeds from debt issuance	380	380
Net proceeds from commercial paper	150	—
Repayments of borrowings	(434)	(53)
Dividend payments	(100)	(98)
Repurchases of stock and other	(528)	(126)
Net capital (distributions to) contributions from non-controlling interests	(3)	39
Proceeds from issuances of stock	22	23
Net cash (used in) provided by financing activities	(513)	165
Net decrease in cash, cash equivalents and restricted cash	(409)	(219)
Cash, cash equivalents and restricted cash at beginning of period	875	687
Cash, cash equivalents and restricted cash at end of period	466	468
Less: restricted cash at end of period	127	130
Cash and cash equivalents at end of period	$339	$338

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$127	$110
Cash paid for interest	107	102
Non-cash investing activity:
Property, plant and equipment additions	$5	$—
Non-cash financing activity:
Finance lease obligations	$1	$45
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Capital distributions to non-controlling interests" and "Capital contributions from non-controlling interests" into "Net capital (distributions to) contributions from non-controlling interests" on the condensed consolidated statements of cash flows.
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
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the discounting transition through December 31, 2022. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. We are currently evaluating the impacts of reference rate reform. Except for our new $380 million term loan entered into on May 6, 2022 (see "Note 6–Debt"), we currently use the one-month LIBOR for which the rate publication will cease in June 2023.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions, except per share amounts)
Favorable impact	$39	$37	$80	$68
Unfavorable impact	(20)	(29)	(46)	(48)
Net impact to income before income taxes	$19	$8	$34	$20

Impact on diluted EPS attributable to Leidos common stockholders	$0.10	$0.04	$0.18	$0.11

The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $17 million and $34 million for the three and six months ended July 1, 2022, respectively, and $9 million and $18 million for the three and six months ended July 2, 2021, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At July 1, 2022, and December 31, 2021, $195 million and $138 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $127 million and $148 million at July 1, 2022, and December 31, 2021, respectively.
Note 2–Revenues from Contracts with Customers
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the expected value of exercised contracts, both funded and unfunded, less revenue recognized to date. RPO does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
As of July 1, 2022, we had $15.1 billion of RPO and expect to recognize approximately 59% and 76% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by customer-type were as follows:

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,522	$20	$239	$1,781	$3,061	$40	$477	$3,578
Other government agencies(1)	228	660	420	1,308	450	1,273	805	2,528
Commercial and non-U.S. customers	302	148	28	478	589	295	55	939
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,466	$13	$184	$1,663	$2,873	$26	$342	$3,241
Other government agencies(1)	237	625	435	1,297	509	1,230	842	2,581
Commercial and non-U.S. customers	300	131	26	457	578	256	52	886
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,144	$443	$167	$1,754	$2,327	$851	$334	$3,512
Firm-fixed-price	664	258	454	1,376	1,282	513	871	2,666
Time-and-materials and fixed-price-level-of-effort	244	127	66	437	491	244	132	867
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,234	$405	$125	$1,764	$2,397	$779	$224	$3,400
Firm-fixed-price	526	248	419	1,193	1,079	510	811	2,400
Time-and-materials and fixed-price-level-of-effort	243	116	101	460	484	223	201	908
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by geographic location were as follows:

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,789	$789	$687	$3,265	$3,599	$1,530	$1,337	$6,466
International	263	39	—	302	501	78	—	579
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045

	Three Months Ended July 2, 2021				Six Months Ended July 2, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,746	$728	$645	$3,119	$3,459	$1,432	$1,236	$6,127
International	257	41	—	298	501	80	—	581
Total	$2,003	$769	$645	$3,417	$3,960	$1,512	$1,236	$6,708
Revenues by customer-type, contract-type and geographic location exclude lease income of $30 million and $46 million for the three and six months ended July 1, 2022, respectively, and $31 million and $55 million for the three and six months ended July 2, 2021, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	July 1, 2022	December 31, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$944	$1,022

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$312	$364

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$24	$24
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in unbilled receivables was primarily due to the timing of billings partially offset by revenue recognized on certain programs.
Revenue recognized for the three and six months ended July 1, 2022, of $52 million and $240 million, respectively, was included as a contract liability at December 31, 2021. Revenue recognized for the three and six months ended July 2, 2021, of $78 million and $222 million, respectively, was included as a contract liability at January 1, 2021.
Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets
Business Acquisition
On September 21, 2021, we completed an immaterial strategic business acquisition for purchase consideration of approximately $36 million. In connection with the transaction, we recognized an $8 million program intangible asset and goodwill of $25 million.
Aviation & Missile Solutions LLC ("AMS") Divestiture
On November 22, 2021, we signed a definitive agreement within our Defense Solutions segment to dispose of its AMS business in order to focus on leading-edge and technologically advanced services, solutions and products. The net sales price was $15 million, and the divestiture was completed on April 29, 2022.
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2021	$3,300	$2,047	$966	$6,313
Acquisitions of businesses	425	5	—	430
Divestiture of a business	(1)	—	—	(1)
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(26)	28	—	2
Goodwill at December 31, 2021	$3,681	$2,097	$966	$6,744
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(32)	(33)	—	(65)
Goodwill at July 1, 2022	$3,643	$2,064	$966	$6,673
We evaluate qualitative factors that could cause us to believe the estimated fair value of each of our reporting units may be lower than the carrying value and trigger a quantitative assessment, including, but not limited to (i) macroeconomic conditions, (ii) industry and market considerations, (iii) our overall financial performance, including an analysis of our current and projected cash flows, revenues and earnings, (iv) a sustained decrease in share price and (v) other relevant entity-specific events including changes in management, strategy, partners or litigation.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the estimated fair value of the Security Enterprise Solutions reporting unit within the Civil reportable segment exceeded the carrying value by approximately 6% as of the most recent assessment date. In the event that there are significant unfavorable changes to forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended July 1, 2022. There were no impairments to goodwill during the six months ended July 1, 2022, and July 2, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	July 1, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,693	$(913)	$780	$1,722	$(830)	$892
Software and technology	218	(125)	93	230	(121)	109
Customer relationships	88	(19)	69	97	(18)	79
Backlog	6	(6)	—	38	(37)	1
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,006	(1,064)	942	2,088	(1,007)	1,081
Indefinite-lived intangible assets:
In-process research and development ("IPR&D") (1)	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,102	$(1,064)	$1,038	$2,184	$(1,007)	$1,177
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Amortization expense was $57 million and $116 million for the three and six months ended July 1, 2022, respectively, and $55 million and $110 million for the three and six months ended July 2, 2021, respectively.
Program intangible assets are amortized over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows. Backlog and finite-lived trade name intangible assets are amortized on a straight-line basis over their estimated useful lives. Customer relationships and software and technology intangible assets are amortized either on a straight-line basis over their estimated useful lives or over their respective estimated useful lives in proportion to the pattern of economic benefit based on expected future discounted cash flows, as deemed appropriate.
The estimated annual amortization expense as of July 1, 2022, was as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$114
2023	200
2024	148
2025	119
2026	95
2027 and thereafter	266
$942

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	July 1, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial liabilities:
Derivatives	$4	$4	$53	$53
As of July 1, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve and the underlying interest rate (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of July 1, 2022, and December 31, 2021, the fair value of debt was $5.0 billion and $5.4 billion, respectively, and the carrying amount was $5.2 billion and $5.1 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, and January 14, 2021, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Gibbs & Cox and 1901 Group. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of July 1, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5–Derivative Instruments
We manage our risk to changes in interest rates through the use of derivative instruments. We do not hold derivative instruments for trading or speculative purposes. For variable rate borrowings, we use fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments. These swaps are designated as cash flow hedges. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. We enter into foreign currency forward contracts in order to mitigate fluctuations in our earnings and cash flows due to changing rates. The foreign currency forward contracts are not designated as hedges and do not qualify for hedge accounting.
The fair value of the interest rate swaps and foreign currency forward contracts was as follows:

	Liability derivatives
	Balance sheet line item	July 1, 2022	December 31, 2021
		(in millions)
Cash flow interest rate swaps	Other long-term liabilities	$3	53
Foreign currency forward contracts	Accounts payable and accrued liabilities	1	—
		$4	53
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$50	$46	$98	$91

Amount recognized in other comprehensive income (loss)	$4	$(3)	$36	$9
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$5	$4	$11	$9

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	July 1, 2022(1)	December 31, 2021(1)
			(in millions)
Short-term debt:
Commercial paper	2.40%-2.55%	Various	$150	$—
Senior unsecured term loans:
$380 million term loan, due May 2022	1.54%	1.64%	—	380
$380 million term loan, due May 2023	2.63%	2.72%	380	—
Total short-term debt			$530	$380

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	3.05%	3.34%	$1,252	$1,298
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	499	498
$500 million notes, due May 2025	3.63%	3.76%	497	497
$750 million notes due May 2030	4.38%	4.50%	739	738
$1,000 million notes, due February 2031	2.30%	2.38%	991	990
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	158	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.84%-4.18%	Various	47	54
Total long-term debt			4,646	4,696
Less current portion			(623)	(103)
Total long-term debt, net of current portion			$4,023	$4,593
(1) The carrying amounts of the senior unsecured term loans and notes as of July 1, 2022, and December 31, 2021, include the remaining principal outstanding of $5,018 million and $5,065 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $39 million and $43 million, respectively.
Term Loans and Revolving Credit Facility
We have a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature in January 2025. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of July 1, 2022, there were no borrowings outstanding under the Revolving Facility.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On May 6, 2022, we entered into a 364-day term loan credit agreement ("Term Loan Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million. The proceeds of the Term Loan Agreement were used to repay the $380 million senior unsecured term loan entered into on May 7, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate based on the Secured Overnight Financing Rate plus 1.10%, or an alternate base rate at our option.
The financial covenants in the Term Loan Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of July 1, 2022, we had $150 million of Commercial Paper Notes outstanding.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $407 million and $434 million during the three and six months ended July 1, 2022, respectively, and $27 million and $53 million during the three and six months ended July 2, 2021, respectively. This activity included required principal payments on our term loans of $404 million and $428 million for the three and six months ended July 1, 2022, and $24 million and $48 million for the three and six months ended July 2, 2021, respectively. As of July 1, 2022, and December 31, 2021, there were no borrowings outstanding under the Revolving Facility.
Amortization of debt discount and debt issuance costs was $2 million and $5 million for the three and six months ended July 1, 2022, respectively, and $2 million and $4 million for the three and six months ended July 2, 2021, respectively.
The Credit Facilities, the Term Loan Agreement, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of July 1, 2022.
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at January 1, 2021	$30	$(70)	$(6)	$(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from AOCI	—	19	—	19
Balance at December 31, 2021	22	(41)	7	(12)
Other comprehensive income (loss)	(100)	36	(26)	(90)
Taxes	17	(11)	6	12
Reclassification from AOCI	—	11	—	11
Balance at July 1, 2022	$(61)	$(5)	$(13)	$(79)
Reclassifications from unrecognized loss on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We sponsor a frozen defined benefit pension plan in the United Kingdom for former employees on an expired customer contract. On May 20, 2022, the trustee of our defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. As the buy-in transaction insured the defined benefit obligation, we do not anticipate material future contributions.
The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. At this future date, a settlement loss will be recognized for an amount equal to any unamortized loss associated with the Plan recorded within AOCI and any remaining net plan assets of the Plan will be remitted to the Company. As of July 1, 2022, the unamortized loss within AOCI related to the Plan was $21 million and the Plan had net assets of $7 million.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions)
Basic weighted average number of shares outstanding	137	141	138	141
Dilutive common share equivalents—stock options and other stock awards	1	2	1	2
Diluted weighted average number of shares outstanding	138	143	139	143
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three and six months ended July 1, 2022, and July 2, 2021.
On February 16, 2022, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock. During the quarter ended April 1, 2022, we paid $500 million to the financial institution and received an initial delivery of 4.5 million shares. In May 2022, the financial institution elected to partially settle $125 million of the original $500 million prepayment under the ASR agreement based on the volume-weighted-average-price of $104.32 per share for the period February 17, 2022, to April 29, 2022, which resulted in an additional delivery of 0.1 million shares. Subsequently, the financial Institution elected to fully settle the remaining $375 million of the original payment under the ASR agreement based upon a volume-weighted-average-price of $104.23 per share for the period February 17, 2022, to May 5, 2022, and delivered an additional 0.2 million shares.
The purchases were recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
Note 9–Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During the six months ended July 1, 2022, and July 2, 2021, we sold $209 million and $693 million, respectively, of accounts receivable under the agreements and received proceeds of $209 million and $693 million, respectively, which were classified as operating activities in the condensed consolidated statements of cash flows. All proceeds received were remitted to the financial institution as of July 1, 2022, and July 2, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10–Income Taxes
For the three months ended July 1, 2022, the effective tax rate was 23.6% compared to 23.8% for the three months ended July 2, 2021. The decrease to the effective tax rate was primarily due to lower state taxes in current quarter offset by an increase in unrecognized tax benefits.
For the six months ended July 1, 2022, the effective tax rate was 21.9% compared to 22.7% for the six months ended July 2, 2021. The decrease in the effective tax rate was primarily due to an increase in benefits related to employee stock-based compensation and an increase in research tax credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, based on the law as currently enacted, our initial assessment is that our income taxes payable and net deferred tax assets will each increase by approximately $150 million in fiscal 2022. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the six months ended July 1, 2022, unrecognized tax benefits increased $55 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from certain provisions of the TCJA becoming effective.
Note 11–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
During fiscal 2021, certain contracts were reassigned from the Defense Solutions reportable segment to the Civil reportable segment. Impact on prior year segment results were determined to be immaterial and have not been recast to reflect this change.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in millions)
Revenues:
Defense Solutions	$2,052	$2,004	$4,101	$3,962
Civil	857	799	1,652	1,565
Health	688	645	1,338	1,236
Total revenues	$3,597	$3,448	$7,091	$6,763

Operating income (loss):
Defense Solutions	$139	$137	$272	$289
Civil	38	55	81	129
Health	126	107	244	209
Corporate	(32)	(30)	(55)	(50)
Total operating income	$271	$269	$542	$577

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
Note 12–Commitments and Contingencies
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of July 1, 2022, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2020 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of July 1, 2022, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Commitments
As of July 1, 2022, we have outstanding letters of credit of $44 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $100 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. We also have future lease commitments of $74 million for the use of certain aircrafts.
As of July 1, 2022, the future expirations of the outstanding letters of credit, surety bonds and future lease commitments were as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$30
2023	24
2024	98
2025	23
2026	19
2027 and thereafter	24
$218
Note 13–Subsequent Events
On July 29, 2022, we entered into a definitive agreement to acquire Cobham Aviation Services Australia’s Special Mission business for a preliminary purchase consideration of $310 million Australian dollars, approximately $215 million, subject to working capital adjustments.

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans, interest rates and uncertainties in tax due to new tax legislation or other regulatory developments. In some cases, forward-looking statements can be identified by words such as “will,” “expect,” “estimate,” “plan,” “potential,” “continue” or similar expressions. Such statements are not guarantees of future performance and involve risks and uncertainties, including uncertainties relating to the coronavirus pandemic ("COVID-19") and the actions taken by authorities and us to respond, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report under Part II, Item 1A. "Risk Factors" and as may be further updated in subsequent filings with the U.S. Securities and Exchange Commission. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
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
For the three and six months ended July 1, 2022, the COVID-19 pandemic did not have a material impact to revenues and operating income, other than the receipt of $28 million in recoveries for the three months ended July 1, 2022, within our Health segment related to stop work orders on certain programs. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted.
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

LEIDOS HOLDINGS, INC.

Business Environment and Trends
U.S. Government Markets
During both of the three and six months ended July 1, 2022, we generated approximately 86%, of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On March 28, 2022, Congress received the GFY 2023 President’s Budget Request totaling $5.8 trillion. The request includes $813 billion in defense spending and $769 billion in non-defense spending for GFY 2023 beginning on October 1, 2022. Congress is currently working on the 12 appropriations bills that will fund the federal government in GFY 2023. Failure to pass the appropriations bills before October 1, 2022, will require a continuing resolution to avoid a federal government shut down. The length of any continuing resolution will be determined at a later date.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for both of the three and six months ended July 1, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	July 1, 2022	July 2, 2021	Dollar change	Percent change	July 1, 2022	July 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,597	$3,448	$149	4.3%	$7,091	$6,763	$328	4.8%

Operating income	271	269	2	0.7%	542	577	(35)	(6.1)%
Non-operating expense, net	(46)	(46)	—	—%	(95)	(92)	(3)	3.3%
Income before income taxes	225	223	2	0.9%	447	485	(38)	(7.8)%
Income tax expense	(53)	(53)	—	—%	(98)	(110)	12	(10.9)%
Net income	$172	$170	$2	1.2%	$349	$375	$(26)	(6.9)%
Net income attributable to Leidos common stockholders	$171	$169	$2	1.2%	$346	$374	$(28)	(7.5)%
Operating margin	7.5%	7.8%			7.6%	8.5%
Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	July 1, 2022	July 2, 2021	Dollar change	Percent change	July 1, 2022	July 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,052	$2,004	$48	2.4%	$4,101	$3,962	$139	3.5%
Operating income	139	137	2	1.5%	272	289	(17)	(5.9)%
Operating margin	6.8%	6.8%			6.6%	7.3%
The increase in revenues for the three months ended July 1, 2022, as compared to the three months ended July 2, 2021, was primarily attributable to program wins, a net increase in volumes on certain programs and a $14 million net increase in revenue related to our acquisitions made in the second and third quarter of the prior year. The increase was partially offset by the completion of certain contracts, $24 million related to unfavorable exchange rate movements and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021.

LEIDOS HOLDINGS, INC.

The increase in revenues for the six months ended July 1, 2022, as compared to the six months ended July 2, 2021, was primarily attributable to a net increase in volumes on certain programs, program wins and a $47 million net increase in revenue related to our acquisitions made in the second and third quarter of the prior year. The increase was partially offset by the completion of certain contracts, $34 million related to unfavorable exchange rate movements and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021.
The increase in operating income for the three months ended July 1, 2022, as compared to the three months ended July 2, 2021, was primarily attributable to program wins and a net increase in volumes on certain programs, partially offset by the completion of certain contracts and unfavorable exchange rate movements.
The decrease in operating income for the six months ended July 1, 2022, as compared to the six months ended July 2, 2021, was primarily attributable to the completion of certain contracts and increased amortization expense, partially offset by program wins and a net increase in volumes on certain programs.

	Three Months Ended				Six Months Ended
Civil	July 1, 2022	July 2, 2021	Dollar change	Percent change	July 1, 2022	July 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$857	$799	$58	7.3%	$1,652	$1,565	$87	5.6%
Operating income	38	55	(17)	(30.9)%	81	129	(48)	(37.2)%
Operating margin	4.4%	6.9%			4.9%	8.2%
The increase in revenues for the three and six months ended July 1, 2022, as compared to the three and six months ended July 2, 2021, was primarily attributable to a net increase in program volumes, program wins and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021. The increase was partially offset by the completion of certain contracts.
The decrease in operating income for the three and six months ended July 1, 2022, as compared to the three and six months ended July 2, 2021, was primarily due to a $17 million and $19 million increase in legal reserves and fees, respectively, resulting from an adverse arbitration ruling related to the 2016 acquisition of the Information Systems & Global Solutions business (“IS&GS Business”) from Lockheed Martin, during the current year periods. Operating income for the six months ended July 2, 2021 included a $26 million benefit from a legal reserve adjustment related to the Mission Support Alliance joint venture.

	Three Months Ended				Six Months Ended
Health	July 1, 2022	July 2, 2021	Dollar change	Percent change	July 1, 2022	July 2, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$688	$645	$43	6.7%	$1,338	$1,236	$102	8.3%
Operating income	126	107	19	17.8%	244	209	35	16.7%
Operating margin	18.3%	16.6%			18.2%	16.9%
The increase in revenues for the three and six months ended July 1, 2022, as compared to the three and six months ended July 2, 2021, was primarily attributable to a net increase in program volumes and $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19. The increase was partially offset by the completion of certain contracts.
The increase in operating income for the three months ended July 1, 2022, as compared to the three months ended July 2, 2021, was primarily due to $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19. The increase was partially offset by the completion of certain contracts.
The increase in operating income for the six months ended July 1, 2022, as compared to the six months ended July 2, 2021, was primarily due to $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19 and an increase in net profit write-ups on certain programs. The increase was partially offset by the completion of certain contracts.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Six Months Ended
Corporate	July 1, 2022	July 2, 2021	Dollar change	Percent change	July 1, 2022	July 2, 2021	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(32)	$(30)	$(2)	6.7%	$(55)	$(50)	$(5)	10.0%
The increase in operating loss for the three and six months ended July 1, 2022, as compared to the three and six months ended July 2, 2021, was primarily attributable to an increase in legal costs, offset by lower acquisition and integration costs.
Non-Operating Expense, net
Non-operating expense, net for the three months ended July 1, 2022, was $46 million, and remained unchanged as compared to the three months ended July 2, 2021.
Non-operating expense, net for the six months ended July 1, 2022, was $95 million as compared to $92 million for the six months ended July 2, 2021. The increase was primarily due to higher interest expenses driven by changes in interest rates, partially offset by exchange rate movements.
Provision for Income Taxes
For the three months ended July 1, 2022, our effective tax rate was 23.6% compared to 23.8% for the three months ended July 2, 2021. The decrease to the effective tax rate was primarily due to lower state taxes in current quarter offset by an increase in unrecognized tax benefits.
For the six months ended July 1, 2022, the effective tax rate was 21.9% compared to 22.7% for the six months ended July 2, 2021. The decrease in the effective tax rate was primarily due to an increase in benefits related to employee stock-based compensation and an increase in research tax credits.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Although it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. If the 2022 effective date remains in place, based on the law as currently enacted, our initial assessment is that our income taxes payable and net deferred tax assets will each increase by approximately $150 million in fiscal 2022, and the related impact to cash from operations will be realized in fiscal 2023. The actual impact on cash from operations will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the six months ended July 1, 2022, unrecognized tax benefits increased $55 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from certain provisions of the TCJA becoming effective.

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $2.2 billion and $7.6 billion during the three and six months ended July 1, 2022, as compared to $3.8 billion and $7.6 billion for the three and six months ended July 2, 2021.
The estimated value of our total backlog was as follows:

	July 1, 2022			July 2, 2021
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,351	$13,668	$18,019	$4,293	$14,154	$18,447
Civil	2,051	8,846	10,897	1,608	7,493	9,101
Health	1,139	4,667	5,806	1,255	4,720	5,975
Total	$7,541	$27,181	$34,722	$7,156	$26,367	$33,523
The increase in backlog includes $49 million of backlog acquired through business combinations in our Defense Solutions reportable segment.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at July 1, 2022, included a negative impact of $268 million when compared to total backlog at July 2, 2021, primarily due to the exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of July 1, 2022, we had $339 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of July 1, 2022, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.2 billion and $5.1 billion at July 1, 2022, and December 31, 2021, respectively. On May 6, 2022, we entered into a Term Loan Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance. As of July 1, 2022, we had $150 million of commercial paper notes outstanding.
We made principal payments on our long-term debt of $407 million and $434 million during the three and six months ended July 1, 2022, respectively, and $27 million and $53 million during the three and six months ended July 2, 2021, respectively. This activity included required principal payments on our term loans of $404 million and $428 million during the three and six months ended July 1, 2022, respectively, and $24 million and $48 million during the three and six months ended July 2, 2021, respectively. Our credit facilities, term loan agreement, commercial paper notes, senior unsecured term loans and notes outstanding as of July 1, 2022, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of July 1, 2022.

LEIDOS HOLDINGS, INC.

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
We paid dividends of $49 million and $100 million during the three and six months ended July 1, 2022, respectively, and $48 million and $98 million during the three and six months ended July 2, 2021, respectively.
During the six months ended July 1, 2022, we sold $209 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $209 million. We did not sell any accounts receivable during the three months ended July 1, 2022. During the three and six months ended July 2, 2021, we sold $228 million and $693 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $229 million and $693 million, respectively (see "Note 9–Sale of Accounts Receivable").
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
On February 16, 2022, we entered into an Accelerated Share Repurchase ("ASR") agreement with a financial institution to repurchase shares of our outstanding common stock. During the quarter ended April 1, 2022, we paid $500 million to the financial institution and received an initial delivery of 4.5 million shares. In May 2022, the financial institution elected to partially settle $125 million of the original $500 million prepayment under the ASR agreement based on the volume-weighted-average-price of $104.32 per share for the period February 17, 2022, to April 29, 2022, which resulted in an additional delivery of 0.1 million shares. Subsequently, the financial Institution elected to fully settle the remaining $375 million of the original payment under the ASR agreement based upon a volume-weighted-average-price of $104.23 per share for the period February 17, 2022, to May 5, 2022, and delivered an additional 0.2 million shares.
During the third quarter of fiscal 2022, we anticipate making a $25 million payment in connection with the adverse arbitration ruling related to the 2016 acquisition of the IS&GS Business from Lockheed Martin, which occurred during the current quarter.
The uncertainty surrounding the TCJA provision and the potential for COVID-19 to continue to affect the financial markets may impact our liquidity. If the 2022 effective date of the TCJA research cost capitalization provision remains in place, our initial assessment indicates our income taxes payable and net deferred tax assets will each increase by approximately $150 million in fiscal 2022, and the related negative impact to cash will be realized in fiscal 2023. We will continue to assess our liquidity needs as the tax legislation and pandemic evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings from our revolving credit facility and commercial paper program.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended			Six Months Ended
	July 1, 2022	July 2, 2021	Dollar Change	July 1, 2022	July 2, 2021	Dollar Change
	(in millions)
Net cash provided by operating activities	$40	$17	$23	$133	$256	$(123)
Net cash used in investing activities	(8)	(396)	388	(29)	(640)	611
Net cash provided by (used in) financing activities	6	313	(307)	(513)	165	(678)
Net increase (decrease) in cash, cash equivalents and restricted cash	$38	$(66)	$104	$(409)	$(219)	$(190)
Net cash provided by operating activities increased during the three months ended July 1, 2022, when compared to the prior year quarter. The change was primarily due to favorable timing of customer payments partially offset by less favorable timing of working capital changes.
Net cash provided by operating activities decreased for the six months ended July 1, 2022, when compared to the prior year primarily due to unfavorable timing of customer payments, higher tax and interest payments of $22 million and less favorable timing of working capital changes in the current year.
Net cash used in investing activities decreased for the three months ended July 1, 2022, when compared to the prior year quarter, primarily due to $375 million of net cash paid related to the acquisition of Gibbs & Cox from the prior year quarter.
Net cash used in investing activities decreased for the six months ended July 1, 2022, when compared to the prior year primarily due to $593 million of net cash paid related to our business acquisitions in the prior year and $15 million of proceeds received from the sale of Aviation & Missile Solutions LLC in the current year.
Net cash provided by financing activities decreased for the three months ended July 1, 2022, when compared to the prior year quarter primarily due to a $380 million decrease in net cash inflows related to our short-term senior unsecured term loans, partially offset by $75 million net proceeds received from our commercial paper program in the current quarter.
Net cash used in financing activities increased for the six months ended July 1, 2022, when compared to the prior year. The change was primarily due to an increase of $402 million in stock repurchases primarily attributable to the Accelerated Share Repurchase agreement, a $380 million decrease in net cash inflows related to our short-term senior unsecured term loans and a $42 million decrease in net capital contributions received from our non-controlling interest, partially offset by $150 million in net proceeds received from our commercial paper program.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We also have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 12–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital expenditures or capital resources, operations or financial condition.

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
The summarized balance sheet for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, as of July 1, 2022, was as follows (in millions):
Balance Sheet

Total current assets	$2,021
Goodwill	5,811
Investments in consolidated subsidiaries	3,276
Other long-term assets	1,283
Total assets	$12,391

Total current liabilities	$3,075
Long-term debt, net of current portion	4,021
Intercompany payables	1,621
Other long-term liabilities	670
Total liabilities	9,387
Total stockholders' equity	3,004
Total liabilities and stockholders' equity	$12,391
The summarized statements of income for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the three and six months ended July 1, 2022, were as follows (in millions):
Statements of Income

	Three Months Ended	Six Months Ended
Revenues, net	$2,402	$4,776
Operating income	138	306
Net income attributable to Leidos common stockholders	34	108
Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 12–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of July 1, 2022. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
As of July 1, 2022, we completed the integration of Gibbs & Cox, that we acquired on May 7, 2021, into our controls over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LEIDOS HOLDINGS, INC.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We have furnished information relating to legal proceedings, and any investigations and reviews that we are involved with in "Note 12–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in February 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2022 - April 30, 2022	—	$—	—	15,491,434
May 1, 2022 - May 31, 2022	287,460	104.25	287,460	15,203,974
June 1, 2022 - June 30, 2022	600	101.69	—	15,203,974
July 1, 2022	—	—	—	15,203,974
Total	288,060	$104.25	287,460
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
Date: August 2, 2022

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer