Form 10-Q
period 2022-09-30
Leidos Holdings, Inc.
filed 2022-11-01
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 25, 2022, was 136,689,557 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
	(in millions)
Assets:
Cash and cash equivalents	$807	$727
Receivables, net	2,284	2,189
Inventory, net	286	274
Other current assets	464	429
Total current assets	3,841	3,619
Property, plant and equipment, net	671	670
Intangible assets, net	977	1,177
Goodwill	6,618	6,744
Operating lease right-of-use assets, net	593	612
Other long-term assets	399	439
Total assets	$13,099	$13,261

Liabilities:
Accounts payable and accrued liabilities	$2,301	$2,141
Accrued payroll and employee benefits	813	605
Short-term debt and current portion of long-term debt	1,027	483
Total current liabilities	4,141	3,229
Long-term debt, net of current portion	3,975	4,593
Operating lease liabilities	591	589
Deferred tax liabilities	24	239
Other long-term liabilities	229	267
Total liabilities	8,960	8,917

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 140 million shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	—	—
Additional paid-in capital	1,982	2,423
Retained earnings	2,239	1,880
Accumulated other comprehensive loss	(135)	(12)
Total Leidos stockholders’ equity	4,086	4,291
Non-controlling interest	53	53
Total stockholders' equity	4,139	4,344
Total liabilities and stockholders' equity	$13,099	$13,261

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions, except per share amounts)
Revenues	$3,608	$3,483	$10,699	$10,246
Cost of revenues	3,095	2,942	9,136	8,740
Selling, general and administrative expenses	233	233	727	625
Bad debt expense (recoveries)	(1)	(1)	3	(11)
Acquisition, integration and restructuring costs	4	6	12	21
Asset impairment charges	—	3	3	3
Equity earnings of non-consolidated subsidiaries	(4)	(5)	(5)	(14)
Operating income	281	305	823	882
Non-operating expense:
Interest expense, net	(50)	(47)	(148)	(138)
Other (expense) income, net	(10)	2	(7)	1
Income before income taxes	221	260	668	745
Income tax expense	(57)	(52)	(155)	(162)
Net income	$164	$208	$513	$583
Less: net income attributable to non-controlling interest	2	3	5	4
Net income attributable to Leidos common stockholders	$162	$205	$508	$579

Earnings per share:
Basic	$1.18	$1.45	$3.71	$4.11
Diluted	1.17	1.43	3.68	4.05

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)
Net income	$164	$208	$513	$583
Foreign currency translation adjustments	(75)	(29)	(158)	(12)
Unrecognized gain on derivative instruments	18	4	54	18
Pension adjustments	1	—	(19)	—
Total other comprehensive (loss) income, net of taxes	(56)	(25)	(123)	6
Comprehensive income	108	183	390	589
Less: net income attributable to non-controlling interest	2	3	5	4
Comprehensive income attributable to Leidos common stockholders	$106	$180	$385	$585

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share amounts)
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008
Net income	—	—	171	—	171	1	172
Other comprehensive loss, net of taxes	—	—	—	(99)	(99)	—	(99)
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at July 1, 2022	137	$1,955	$2,128	$(79)	$4,004	$53	$4,057
Net income	—	—	162	—	162	2	164
Other comprehensive loss, net of taxes	—	—	—	(56)	(56)	—	(56)
Issuances of stock	—	13	—	—	13	—	13
Repurchases of stock and other	—	(4)	—	—	(4)	—	(4)
Dividends of $0.36 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	18	—	—	18	—	18
Capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	137	$1,982	$2,239	$(135)	$4,086	$53	$4,139

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share amounts)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	205	—	205	—	205
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	(1)	(123)	—	—	(123)	—	(123)
Dividends of $0.34 per share	—	—	(49)	—	(49)	—	(49)
Stock-based compensation	—	15	—	—	15	—	15
Capital contributions from non-controlling interest	—	—	—	—	—	38	38
Balance at April 2, 2021	141	$2,486	$1,484	$(37)	$3,933	$47	$3,980
Net income	—	—	169	—	169	1	170
Other comprehensive income, net of taxes	—	—	—	22	22	—	22
Issuances of stock	1	9	—	—	9	—	9
Repurchases of stock and other	—	(3)	—	—	(3)	—	(3)
Dividends of $0.34 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	17	—	—	17	—	17
Capital contributions from non-controlling interest	—	—	—	—	—	1	1
Balance at July 2, 2021	142	$2,509	$1,605	$(15)	$4,099	$49	$4,148
Net income	—	—	205	—	205	3	208
Other comprehensive loss, net of taxes	—	—	—	(25)	(25)	—	(25)
Issuances of stock	—	11	—	—	11	—	11
Repurchases of stock and other	(2)	(140)	—	—	(140)	—	(140)
Dividends of $0.36 per share	—	—	(52)	—	(52)	—	(52)
Stock-based compensation	—	17	—	—	17	—	17
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at October 1, 2021	140	$2,397	$1,758	$(40)	$4,115	$51	$4,166
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2022	October 1, 2021
	(in millions)
Cash flows from operations:
Net income	$513	$583
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	249	244
Stock-based compensation	53	49
Asset impairment charges	3	3
Deferred income taxes	(221)	4
Other	21	(11)
Change in assets and liabilities, net of effects of acquisitions:
Receivables	(138)	(103)
Other current assets and other long-term assets	132	161
Accounts payable and accrued liabilities and other long-term liabilities	(57)	(172)
Accrued payroll and employee benefits	217	83
Income taxes receivable/payable	109	(20)
Net cash provided by operating activities	881	821
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2)	(622)
Divestiture of a business	15	—
Payments for property, equipment and software	(76)	(71)
Net proceeds from sale of assets	6	—
Other	2	—
Net cash used in investing activities	(55)	(693)
Cash flows from financing activities:
Proceeds from debt issuance	380	380
Repayments of borrowings	(459)	(80)
Dividend payments	(149)	(149)
Repurchases of stock and other	(532)	(266)
Net capital (distributions to) contributions from non-controlling interests	(5)	38
Proceeds from issuances of stock	35	33
Net cash used in financing activities	(730)	(44)
Net increase in cash, cash equivalents and restricted cash	96	84
Cash, cash equivalents and restricted cash at beginning of period	875	687
Cash, cash equivalents and restricted cash at end of period	971	771
Less: restricted cash at end of period	164	184
Cash and cash equivalents at end of period	$807	$587

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$166	$179
Cash paid for interest	136	128
Non-cash investing activity:
Property, plant and equipment additions	$7	$1
Non-cash financing activity:
Finance lease obligations	$1	$50
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
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the discounting transition through December 31, 2022. In October 2022, the FASB affirmed a decision to defer the expiration date of this optional relief until December 31, 2024. We anticipate an ASU formalizing this decision to be approved and issued during the last quarter of fiscal 2022. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. We are currently evaluating the impacts of the reference rate reform. Except for our new $380 million term loan entered into on May 6, 2022 (see "Note 6–Debt"), we currently use the one-month LIBOR for which the rate publication will cease in June 2023.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions, except per share amounts)
Favorable impact	$36	$47	$116	$115
Unfavorable impact	(29)	(24)	(75)	(72)
Net impact to income before income taxes	$7	$23	$41	$43

Impact on diluted EPS attributable to Leidos common stockholders	$0.03	$0.12	$0.22	$0.22
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $6 million and $38 million for the three and nine months ended September 30, 2022, respectively, and $17 million and $35 million for the three and nine months ended October 1, 2021, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At September 30, 2022, and December 31, 2021, $178 million and $138 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $164 million and $148 million at September 30, 2022, and December 31, 2021, respectively.
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
As of September 30, 2022, we had $14.3 billion of RPO and expect to recognize approximately 60% and 77% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,559	$22	$255	$1,836	$4,620	$62	$732	$5,414
Other U.S. government agencies(1)	236	676	372	1,284	686	1,949	1,177	3,812
Commercial and non-U.S. customers	280	151	28	459	869	446	83	1,398
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,513	$19	$203	$1,735	$4,386	$45	$545	$4,976
Other U.S. government agencies(1)	215	619	450	1,284	724	1,849	1,292	3,865
Commercial and non-U.S. customers	281	121	28	430	859	377	80	1,316
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.
Disaggregated revenues by contract-type were as follows:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,166	$442	$200	$1,808	$3,493	$1,293	$534	$5,320
Firm-fixed-price	668	279	389	1,336	1,950	792	1,260	4,002
Time-and-materials and fixed-price-level-of-effort	241	128	66	435	732	372	198	1,302
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,230	$397	$137	$1,764	$3,627	$1,176	$361	$5,164
Firm-fixed-price	540	245	443	1,228	1,619	755	1,254	3,628
Time-and-materials and fixed-price-level-of-effort	239	117	101	457	723	340	302	1,365
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157
Disaggregated revenues by geographic location were as follows:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,830	$810	$655	$3,295	$5,429	$2,340	$1,992	$9,761
International	245	39	—	284	746	117	—	863
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended October 1, 2021				Nine Months Ended October 1, 2021
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,778	$726	$681	$3,185	$5,237	$2,158	$1,917	$9,312
International	231	33	—	264	732	113	—	845
Total	$2,009	$759	$681	$3,449	$5,969	$2,271	$1,917	$10,157
Revenues by customer-type, contract-type and geographic location exclude lease income of $29 million and $75 million for the three and nine months ended September 30, 2022, respectively, and $34 million and $89 million for the three and nine months ended October 1, 2021, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	September 30, 2022	December 31, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,028	$1,022

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$450	$364

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$26	$24
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in deferred revenue was primarily due to the timing of advanced payments from customers offset by revenue recognized during the period.
Revenue recognized for the three and nine months ended September 30, 2022, of $17 million and $257 million, respectively, was included as a contract liability at December 31, 2021. Revenue recognized for the three and nine months ended October 1, 2021, of $31 million and $253 million, respectively, was included as a contract liability at January 1, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets
Business Acquisitions
On July 29, 2022, we entered into a definitive agreement to acquire Cobham Aviation Services Australia’s Special Mission business ("Cobham Special Mission") for a preliminary purchase consideration of $310 million Australian dollars, subject to working capital adjustments. Cobham Special Mission provides airborne border surveillance and search and rescue services to the Australian Federal Government.
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
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2021	$3,300	$2,047	$966	$6,313
Acquisitions of businesses	425	5	—	430
Divestiture of a business	(1)	—	—	(1)
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(26)	28	—	2
Goodwill at December 31, 2021	$3,681	$2,097	$966	$6,744
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(62)	(58)	—	(120)
Goodwill at September 30, 2022	$3,613	$2,039	$966	$6,618
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the estimated fair value of the Security Enterprise Solutions reporting unit within the Civil reportable segment exceeded the carrying value by approximately 6% as of the most recent assessment date. In the event that there are significant unfavorable changes to forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the nine months ended September 30, 2022. There were no impairments to goodwill during the nine months ended September 30, 2022, and October 1, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,697	$(967)	$730	$1,722	$(830)	$892
Software and technology	218	(130)	88	230	(121)	109
Customer relationships	84	(21)	63	97	(18)	79
Backlog	—	—	—	38	(37)	1
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,000	(1,119)	881	2,088	(1,007)	1,081
Indefinite-lived intangible assets:
In-process research and development ("IPR&D") (1)	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,096	$(1,119)	$977	$2,184	$(1,007)	$1,177
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Amortization expense was $57 million and $173 million for the three and nine months ended September 30, 2022, respectively, and $63 million and $173 million for the three and nine months ended October 1, 2021, respectively.
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
The estimated annual amortization expense as of September 30, 2022, was as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$56
2023	199
2024	147
2025	119
2026	94
2027 and thereafter	266
$881

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$20	$20	$—	$—
Financial liabilities:
Derivatives	$16	$16	$53	$53
As of September 30, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan and a foreign currency forward contract (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps and the foreign currency forward contract is determined based on observed values for underlying interest rates on the LIBOR yield curve, the underlying interest rate and the underlying foreign exchange rates (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of September 30, 2022, and December 31, 2021, the fair value of debt was $4.6 billion and $5.4 billion, respectively, and the carrying amount was $5.0 billion and $5.1 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On May 7, 2021, and January 14, 2021, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the completed acquisitions of Gibbs & Cox and 1901 Group, LLC. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of September 30, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps and foreign currency forward contracts was as follows:

	Balance sheet line item	September 30, 2022	December 31, 2021
		(in millions)
Asset derivatives:
Cash flow interest rate swaps	Other long-term assets	$20	$—
Liability derivatives:
Cash flow interest rate swaps	Other long-term liabilities	$—	$53
Foreign currency forward contracts	Accounts payable and accrued liabilities	16	—
During the three months ended September 30, 2022, we entered into a foreign currency forward contract to offset foreign currency fluctuations of the $310 million Australian dollar preliminary purchase price for the Cobham Special Mission acquisition against the U.S. dollar. As of September 30, 2022, we recorded a $16 million unrealized loss due to the exchange rate movements between the Australian dollar compared to the U.S. dollar. The loss was recorded within Corporate and presented in "Other (expense) income, net" on the condensed consolidated statements of income.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$50	$47	$148	$138

Amount recognized in other comprehensive income (loss)	$21	$—	$57	$9
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$2	$5	$13	$14
We expect to reclassify net income of $13 million from accumulated other comprehensive loss into earnings during the next 12 months.
Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	September 30, 2022(1)	December 31, 2021(1)
			(in millions)
Short-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2022	1.54%	1.64%	$—	$380
$380 million term loan, due May 2023	4.13%	4.22%	380	—
Total short-term debt			$380	$380

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	4.50%	4.81%	$1,228	$1,298
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	499	498
$500 million notes, due May 2025	3.63%	3.76%	498	497
$750 million notes due May 2030	4.38%	4.50%	739	738
$1,000 million notes, due February 2031	2.30%	2.38%	991	990
$250 million notes, due July 2032	7.13%	7.43%	247	247
$300 million notes, due July 2033	5.50%	5.88%	159	158
$300 million notes, due December 2040	5.95%	6.03%	216	216
Notes payable and finance leases due on various dates through fiscal 2032	1.84%-4.30%	Various	45	54
Total long-term debt			4,622	4,696
Less current portion			(647)	(103)
Total long-term debt, net of current portion			$3,975	$4,593
(1) The carrying amounts of the senior unsecured term loans and notes as of September 30, 2022, and December 31, 2021, include the remaining principal outstanding of $4,994 million and $5,065 million, respectively, less total unamortized debt discounts and deferred debt issuances costs of $37 million and $43 million, respectively.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Term Loans and Revolving Credit Facility
We have a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities will mature in January 2025. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of September 30, 2022, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of September 30, 2022, we had no Commercial Paper Notes outstanding.
Principal Payments and Debt Issuance Costs
We made principal payments on our long-term debt of $25 million and $459 million during the three and nine months ended September 30, 2022, respectively, and $27 million and $80 million during the three and nine months ended October 1, 2021, respectively. This activity included required principal payments on our term loans of $24 million and $452 million for the three and nine months ended September 30, 2022, and $24 million and $72 million for the three and nine months ended October 1, 2021, respectively. As of September 30, 2022, and December 31, 2021, there were no borrowings outstanding under the Revolving Facility.
Amortization of debt discount and debt issuance costs was $3 million and $8 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $7 million for the three and nine months ended October 1, 2021, respectively.
The Credit Facilities, the Term Loan Agreement, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of September 30, 2022.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at January 1, 2021	$30	$(70)	$(6)	$(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from AOCI	—	19	—	19
Balance at December 31, 2021	22	(41)	7	(12)
Other comprehensive income (loss)	(184)	57	(25)	(152)
Taxes	26	(16)	6	16
Reclassification from AOCI	—	13	—	13
Balance at September 30, 2022	$(136)	$13	$(12)	$(135)
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
The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. At this future date, a settlement loss will be recognized for an amount equal to any unamortized loss associated with the Plan recorded within AOCI and any remaining net plan assets of the Plan will be remitted to the Company. As of September 30, 2022, the unamortized loss within AOCI related to the Plan was $19 million and the Plan had net assets of $6 million.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)
Basic weighted average number of shares outstanding	137	141	137	141
Dilutive common share equivalents—stock options and other stock awards	1	2	1	2
Diluted weighted average number of shares outstanding	138	143	138	143
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both the three and nine months ended September 30, 2022, and October 1, 2021.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The repurchases were recorded to "Additional paid-in capital" in the condensed consolidated balance sheets. All shares delivered were immediately retired.
Note 9–Income Taxes
For the three months ended September 30, 2022, the effective tax rate was 25.8% compared to 20.0% for the three months ended October 1, 2021. The increase to the effective tax rate was primarily due to a benefit from foreign operations recognized in the prior year and an increase to state income taxes and an increase in unrecognized tax benefits in the current quarter.
For the nine months ended September 30, 2022, the effective tax rate was 23.2% compared to 21.7% for the nine months ended October 1, 2021. The increase in the effective tax rate was primarily due to a benefit from foreign operations recognized in the prior year and an increase in unrecognized tax benefits in the current year.
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
For the nine months ended September 30, 2022, unrecognized tax benefits increased $95 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from certain provisions of the TCJA becoming effective.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)
Revenues:
Defense Solutions	$2,075	$2,009	$6,176	$5,971
Civil	874	792	2,526	2,357
Health	659	682	1,997	1,918
Total revenues	$3,608	$3,483	$10,699	$10,246

Operating income (loss):
Defense Solutions	$137	$140	$409	$429
Civil	79	58	160	187
Health	91	130	335	339
Corporate	(26)	(23)	(81)	(73)
Total operating income	$281	$305	$823	$882
The income statement performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other (expense) income, net" and "Income tax expense" as reported in the condensed consolidated statements of income are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of income.
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
Defense Contract Audit Agency
As of September 30, 2022, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2020 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of September 30, 2022, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Government Investigations and Reviews
Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company is conducting an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and is cooperating with both agencies. Because the investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation, although violations of the FCPA and other applicable laws may result in criminal and civil sanctions, including monetary penalties, and reputational damage. In September 2022, the Company received a Federal Grand Jury Subpoena related to the criminal investigation by the U.S. Attorney’s Office for the Southern District of California, in conjunction with the U.S. Department of Justice’s Fraud Division. The subpoena requests documents relating to the conduct that is the subject of the Company’s internal investigation. The Company is in the process of responding to the subpoena.
In August 2022, the Company received a Federal Grand Jury Subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice Antitrust Division (“DOJ”). The subpoena requests that the Company produce a broad range of documents related to three U.S. Government procurements associated with the Company’s Intelligence Group in 2021 and 2022. We intend to fully cooperate with the investigation, and we are conducting our own internal investigation with the assistance of outside counsel. It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines, penalties, or further liabilities in connection with the investigation pursuant to which the subpoena was issued.
Commitments
As of September 30, 2022, we have outstanding letters of credit of $44 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $100 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. We also have future lease commitments of $74 million for the use of certain aircrafts.
As of September 30, 2022, the future expirations of the outstanding letters of credit, surety bonds and future lease commitments were as follows:

Fiscal year ending
(in millions)
2022 (remainder of year)	$22
2023	26
2024	103
2025	22
2026	19
2027 and thereafter	26
$218
Note 12–Subsequent Events
On October 30, 2022, we completed the previously announced acquisition of Cobham Special Mission, for a preliminary purchase price of $305 million Australian dollars, approximately $196 million United States dollars, which is subject to working capital adjustments. Additionally, we realized a loss of $18 million resulting from the settlement of the foreign currency forward contract intended to offset currency fluctuations related to the preliminary purchase price.

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
For the three and nine months ended September 30, 2022, the COVID-19 pandemic did not have a material impact to revenues and operating income, other than the receipt of $28 million in recoveries for the nine months ended September 30, 2022, within our Health segment related to stop work orders on certain programs. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted.
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

LEIDOS HOLDINGS, INC.

Business Environment and Trends
U.S. Government Markets
During both of the three and nine months ended September 30, 2022, we generated approximately 87% of our total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress continues to work on the 12 appropriations bills to fund the federal government in GFY 2023. The GFY 2023 began on October 1, 2022; however, the federal government is currently operating under a continuing resolution (“CR”). The CR funds the federal government at GFY 2022 levels until December 16, 2022, after that Congress will need to pass the full-year appropriation bills or an additional CR prior to December 16, 2022, in order to prevent a federal government shutdown.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for both of the three and nine months ended September 30, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30, 2022	October 1, 2021	Dollar change	Percent change	September 30, 2022	October 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,608	$3,483	$125	3.6%	$10,699	$10,246	$453	4.4%

Operating income	281	305	(24)	(7.9)%	823	882	(59)	(6.7)%
Non-operating expense, net	(60)	(45)	(15)	33.3%	(155)	(137)	(18)	13.1%
Income before income taxes	221	260	(39)	(15.0)%	668	745	(77)	(10.3)%
Income tax expense	(57)	(52)	(5)	9.6%	(155)	(162)	7	(4.3)%
Net income	$164	$208	$(44)	(21.2)%	$513	$583	$(70)	(12.0)%
Net income attributable to Leidos common stockholders	$162	$205	$(43)	(21.0)%	$508	$579	$(71)	(12.3)%
Operating margin	7.8%	8.8%			7.7%	8.6%

LEIDOS HOLDINGS, INC.

Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	September 30, 2022	October 1, 2021	Dollar change	Percent change	September 30, 2022	October 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,075	$2,009	$66	3.3%	$6,176	$5,971	$205	3.4%
Operating income	137	140	(3)	(2.1)%	409	429	(20)	(4.7)%
Operating margin	6.6%	7.0%			6.6%	7.2%
The increase in revenues for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily attributable to program wins and a net increase in volumes on certain programs. The increase was partially offset by the completion of certain contracts, $28 million related to unfavorable exchange rate movements and net write-downs on certain contracts.
The increase in revenues for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily attributable to program wins, a net increase in volumes on certain programs and a $42 million net increase in revenue related to our acquisitions made in the second and third quarters of the prior year. The increase was partially offset by the completion of certain contracts, $63 million related to unfavorable exchange rate movements and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021.
The decrease in operating income for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily attributable to net write-downs, the completion of certain contracts and additional general and administrative expenses. The decrease was partially offset by program wins and a net increase in volumes on certain programs.
The decrease in operating income for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily attributable to the completion of certain contracts, net write-downs, additional general and administrative expenses and increased amortization. The decrease was partially offset by program wins and a net increase in volumes on certain programs.

	Three Months Ended				Nine Months Ended
Civil	September 30, 2022	October 1, 2021	Dollar change	Percent change	September 30, 2022	October 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$874	$792	$82	10.4%	$2,526	$2,357	$169	7.2%
Operating income	79	58	21	36.2%	160	187	(27)	(14.4)%
Operating margin	9.0%	7.3%			6.3%	7.9%
The increase in revenues for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily attributable to a net increase in program volumes, partially offset by net write-downs on certain contracts and unfavorable exchange rate movements.
The increase in revenues for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily attributable to a net increase in program volumes, program wins and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021. The increase was partially offset by unfavorable exchange rate movements and the completion of certain contracts.
The increase in operating income for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily due to a net increase in program volumes mainly within our Security Enterprise Solutions reporting unit, partially offset by net write-downs on certain contracts.
The decrease in operating income for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily due to a $19 million increase in legal fees and settlement costs resulting from an adverse arbitration ruling related to the 2016 acquisition of the Information Systems & Global Solutions business (“IS&GS Business”) from Lockheed Martin, partially offset by a net increase in program volumes. Operating income for the nine months ended October 1, 2021, included a $26 million benefit from a legal reserve adjustment related to the Mission Support Alliance joint venture.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Nine Months Ended
Health	September 30, 2022	October 1, 2021	Dollar change	Percent change	September 30, 2022	October 1, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$659	$682	$(23)	(3.4)%	$1,997	$1,918	$79	4.1%
Operating income	91	130	(39)	(30.0)%	335	339	(4)	(1.2)%
Operating margin	13.8%	19.1%			16.8%	17.7%
The decrease in revenues for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily attributable to the completion of certain contracts, partially offset by a net increase in program volumes.
The increase in revenues for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily attributable to a net increase in program volumes and $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19. The increase was partially offset by the completion of certain contracts.
The decrease in operating income for the three months ended September 30, 2022, as compared to the three months ended October 1, 2021, was primarily attributable to net decrease in the volume of disability exams as the Company worked through a backlog of cases caused by COVID-19 during the three months ended October 1, 2021, and the completion of certain contracts.
The decrease in operating income for the nine months ended September 30, 2022, as compared to the nine months ended October 1, 2021, was primarily due to a net decrease in volumes on higher margin programs and the completion of certain contracts. The decrease was partially offset by $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19 and an increase in net write-ups on certain programs.

	Three Months Ended				Nine Months Ended
Corporate	September 30, 2022	October 1, 2021	Dollar change	Percent change	September 30, 2022	October 1, 2021	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(26)	$(23)	$(3)	13.0%	$(81)	$(73)	$(8)	11.0%
The increase in operating loss for the three and nine months ended September 30, 2022, as compared to the three and nine months ended October 1, 2021, was primarily attributable to an increase in legal costs, partially offset by lower acquisition and integration costs.
Non-Operating Expense, net
Non-operating expense, net for the three months ended September 30, 2022, was $60 million as compared to $45 million for the three months ended October 1, 2021. The increase was primarily due to a net unrealized loss in our foreign currency forward contract related to the Cobham Special Mission acquisition as a result of unfavorable exchange rate movements and higher interest expenses driven by changes in interest rates.
Non-operating expense, net for the nine months ended September 30, 2022, was $155 million as compared to $137 million for the nine months ended October 1, 2021. The increase was primarily due to a net unrealized loss in our foreign currency forward contract related to the Cobham Special Mission acquisition as a result of unfavorable exchange rate movements and higher interest expenses driven by changes in interest rates.
Provision for Income Taxes
For the three months ended September 30, 2022, our effective tax rate was 25.8% compared to 20.0% for the three months ended October 1, 2021. The increase to the effective tax rate was primarily due to a benefit from foreign operations recognized in the prior year and an increase to state income taxes and an increase in unrecognized tax benefits in the current quarter.
For the nine months ended September 30, 2022, the effective tax rate was 23.2% compared to 21.7% for the nine months ended October 1, 2021. The increase in the effective tax rate was primarily due to a benefit from foreign operations recognized in the prior year and an increase in unrecognized tax benefits in the current year.

LEIDOS HOLDINGS, INC.

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
For the nine months ended September 30, 2022, unrecognized tax benefits increased $95 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from certain provisions of the TCJA becoming effective.
Bookings and Backlog
We recorded net bookings worth an estimated $4.1 billion and $11.6 billion during the three and nine months ended September 30, 2022, as compared to $4.7 billion and $12.3 billion for the three and nine months ended October 1, 2021.
The estimated value of our total backlog was as follows:

	September 30, 2022			October 1, 2021
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,178	$13,842	$18,020	$4,412	$15,160	$19,572
Civil	2,037	8,652	10,689	1,713	7,702	9,415
Health	1,214	5,105	6,319	1,164	4,541	5,705
Total	$7,429	$27,599	$35,028	$7,289	$27,403	$34,692
The increase in backlog as of September 30, 2022, as compared to October 1, 2021, includes $43 million of backlog acquired through business combinations in our Defense Solutions reportable segment.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at September 30, 2022, included a negative impact of $363 million when compared to total backlog at October 1, 2021, primarily due to the exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $807 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. As of September 30, 2022, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.0 billion and $5.1 billion at September 30, 2022, and December 31, 2021, respectively. On May 6, 2022, we entered into a Term Loan Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance. As of September 30, 2022, we did not have any commercial paper notes outstanding.

LEIDOS HOLDINGS, INC.

We made principal payments on our long-term debt of $25 million and $459 million during the three and nine months ended September 30, 2022, respectively, and $27 million and $80 million during the three and nine months ended October 1, 2021, respectively. This activity included required principal payments on our term loans of $24 million and $452 million during the three and nine months ended September 30, 2022, respectively, and $24 million and $72 million during the three and nine months ended October 1, 2021, respectively. Our credit facilities, term loan agreement, commercial paper notes, senior unsecured term loans and notes outstanding as of September 30, 2022, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 30, 2022.
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
We paid dividends of $49 million and $149 million during the three and nine months ended September 30, 2022, respectively, and $51 million and $149 million during the three and nine months ended October 1, 2021, respectively.
During the nine months ended September 30, 2022, and October 1, 2021, we sold $209 million and $693 million, respectively, of accounts receivable under accounts receivable purchase agreements and received proceeds of $209 million and $693 million, respectively. We did not sell any accounts receivable during the three months ended September 30, 2022, and October 1, 2021.
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
During the three and nine months ended September 30, 2022, we made a $25 million payment in connection with the adverse arbitration ruling related to the 2016 acquisition of the IS&GS Business from Lockheed Martin, which occurred during the second quarter of fiscal 2022.
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

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in millions)
Net cash provided by operating activities	$748	$565	$881	$821
Net cash used in investing activities	(26)	(53)	(55)	(693)
Net cash used in financing activities	(217)	(209)	(730)	(44)
Net increase in cash, cash equivalents and restricted cash	$505	$303	$96	$84
Net cash provided by operating activities increased $183 million and $60 million during the three and nine months ended September 30, 2022, respectively, when compared to the prior year. The changes were primarily due to favorable working capital changes, partially offset with timing of vendor payments, a $25 million payment in connection with the adverse arbitration ruling related to the 2016 acquisition of the IS&GS Business from Lockheed Martin and $23 million of payments for other legal and tax settlements.
Net cash used in investing activities decreased $27 million for the three months ended September 30, 2022, when compared to the prior year quarter, primarily due to net cash paid used to acquire an immaterial strategic business in the prior year quarter.
Net cash used in investing activities decreased $638 million for the nine months ended September 30, 2022, when compared to the prior year primarily due to $622 million of net cash paid related to our business acquisitions in the prior year and $15 million of proceeds received from the sale of Aviation & Missile Solutions LLC in the current year.
Net cash used in financing activities increased $8 million for the three months ended September 30, 2022, when compared to the prior year quarter primarily due to a $150 million repayment on our commercial paper program in the current quarter, partially offset by $136 million net decrease of open market stock repurchases.
Net cash used in financing activities increased $686 million for the nine months ended September 30, 2022, when compared to the prior year. The change was primarily due to a $380 million decrease in net cash inflows related to our short-term senior unsecured term loans, an increase of $266 million in stock repurchases primarily attributable to the Accelerated Share Repurchase agreement and a $43 million decrease in net capital contributions received from our non-controlling interest.
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

LEIDOS HOLDINGS, INC.

Guarantor and Issuer of Guaranteed Securities
Leidos Holdings, Inc. has fully and unconditionally guaranteed the obligations of its subsidiary, Leidos, Inc., under its $500 million notes due May 2023, $500 million notes due May 2025, $750 million notes due May 2030 and $1,000 million notes due February 2031 (collectively, "the Notes"). The underlying subsidiaries of Leidos, Inc. do not guarantee these obligations and have been excluded from the financial information presented below.
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
The summarized balance sheets for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations were as follows (in millions):
Balance Sheet

	September 30, 2022	December 31, 2021
Total current assets	$2,358	$2,229
Goodwill	5,811	4,171
Investments in consolidated subsidiaries	3,278	4,918
Other long-term assets	1,283	1,362
Total assets	$12,730	$12,680

Total current liabilities	$3,263	$2,400
Long-term debt, net of current portion	3,974	4,590
Intercompany payables	1,804	1,438
Other long-term liabilities	622	849
Total liabilities	9,663	9,277
Total stockholders' equity	3,067	3,403
Total liabilities and stockholders' equity	$12,730	$12,680
The summarized statement of income for Leidos Holdings, Inc. and Leidos, Inc., net of eliminations, for the nine months ended September 30, 2022, was as follows (in millions):
Statements of Income

Revenues, net	$7,265
Operating income	495
Net income attributable to Leidos common stockholders	165
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	15,203,974
August 1, 2022 - August 31, 2022	—	—	—	15,203,974
September 1, 2022 - September 30, 2022	25,205	93.20	—	15,203,974
Total	25,205	$93.20	—
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
Date: November 1, 2022

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer