Form 10-K
period 2022-12-30
Leidos Holdings, Inc.
filed 2023-02-14
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 1, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $13,863,703,025.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 7, 2023, was 136,937,673 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders ("2023 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEIDOS HOLDINGS, INC.
FORM 10-K

LEIDOS HOLDINGS, INC.
FORM 10-K
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to:
•developments in the U.S. government defense and non-defense budgets, including budget reductions, sequestration, implementation of spending limits or changes in budgetary priorities, delays in the U.S. government budget process or a government shutdown, or the U.S. government’s failure to raise the debt ceiling, which increases the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession;
•uncertainties in tax due to new tax legislation or other regulatory developments;
•rising inflationary pressures and fluctuations in interest rates;
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
•the effects of COVID-19 or other health epidemics, pandemics and similar outbreaks may have on our business, financial position, results of operations and/or cash flows;
•our ability to attract, train and retain skilled employees, including our management team, and to obtain security clearances for our employees;
•our ability to accurately estimate costs, including cost increases due to inflation, associated with our firm-fixed-price ("FFP") contracts and other contracts;
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
•our ability to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide anti-corruption and anti-bribery laws and regulations;
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

Leidos Holdings, Inc. Annual Report - 2

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 54 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms "we," "us" and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Leidos is a FORTUNE 500® technology, engineering, and science company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Applying our technically-advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA") and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. With a focus on delivering mission-critical solutions, Leidos generated 86% of revenues for the fiscal year ended December 30, 2022, ("fiscal 2022") from U.S. government contracts.
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
Our Business Segments
At December 30, 2022, our business is aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the customers and markets we serve. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Approximately 8% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States.
Defense Solutions
Defense Solutions provides leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization, mission systems and integration, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, maritime solutions, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and space systems and solutions. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the Space Development Agency, the National Aeronautics and Space Administration ("NASA"), Defense Information Systems Agency ("DISA"), military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 57% of total revenues for fiscal 2022, 58% of total revenues for the fiscal year ended December 31, 2021 ("fiscal 2021") and 60% of total revenues for the fiscal year ended January 1, 2021 ("fiscal 2020").
Leidos Holdings, Inc. Annual Report - 3

PART I

•Digital Modernization – As an industry leader in cyber and enterprise IT, we provide extensive worldwide digital support for our nation's largest and most critical infrastructure. We design, develop, implement and maintain IT environments to provide stability and flexibility to mission needs. Our capabilities support offerings including cybersecurity, data analytics, and operations and logistics. Our cybersecurity solutions help detect and manage the most sophisticated cyber threats.
•C4ISR Technologies and Services – We offer a wide range of technologies and services in multiple domains that address the nation's most critical threats and deliver solutions to the U.S. Intelligence Community, DoD and military services. Our market concentration is on airborne and ground intelligence, surveillance and reconnaissance ("ISR"), maritime systems, electronic warfare systems, distributed sensor systems, autonomous systems, sensors, Command and Control ("C2"), Joint All-Domain Command and Control ("JADC2") and Multi-Domain Operations. We provide multi-spectral, airborne, ground, maritime and space-based ISR collection, algorithm development and processing systems, advanced sensor design, C2 solutions and training systems. We also provide laser and radio frequency-based communications systems for airborne, ground, naval and space platforms. We link our high-end solutions to other key services demanded by our customers. In the air, we support a fleet of government and Leidos-owned fixed wing, rotary wing and unmanned aircraft. We apply an open architecture approach to digitally connect the joint force across air, land, sea, cyber and space domains in support of the DoD’s JADC2 imperative and support through innovative solutions, essential services and enriched data management tools facilitating critical decision making.
•Maritime Solutions – On and under the sea, we offer a wide range of capabilities. We continue to enhance our surface and subsurface autonomous and unmanned technologies to help make maritime operations safer and more efficient for government and industry by providing leading sensor systems, signal processing, communications hardware and software to support these vital missions. In space we provide sensor, algorithm development and integrated payload capabilities to identify and track threats and cue defensive systems. We have developed and delivered full integrated small satellite systems. We are among the market leaders in submarine collection technologies and anti-submarine warfare system installation and maintenance and are expanding our capabilities in these areas to meet market demand for this growing threat. We also provide prototyping and research and development support services to a wide variety of DoD customers from concept analysis to classified manufacturing. Our Gibbs & Cox subsidiary is the largest independent naval architecture and marine engineering firm by headcount in the United States. Our naval architecture services span the entire ship’s lifetime, from early-stage concept designs through detailed design, shipyard construction support, full lifecycle and sustainment support, ship alterations, service life extensions, and disposal. Our Marine Engineering involves a wide range of activities, beginning with concept and feasibility design and continues through detailed design, construction support, life-cycle support and into ship-alt design for service-life extensions.
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
•Intelligence Analysis, Mission Support and Logistics Services – We deliver high-end services to the U.S. Intelligence Community, DoD and allied governments. Operating throughout the world we provide intelligence analysis, operational support, logistics operations, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe. We offer product support and lifecycle sustainment services to our U.S. Army, Navy and Air Force customers including planning and managing the cost and performance across the product’s lifecycle. We deliver turn-key logistics support to U.S. and key allies, and we provide enterprise solutions, including large-scale, end-to-end supply chain optimization and modernization. We offer reverse engineering, classified manufacturing and design, and threat exploitation services to a wide breadth of Intelligence Community customers.
Leidos Holdings, Inc. Annual Report - 4

PART I

•Weapons Systems – We offer tactical weapons components and systems for surface-launched missiles, cruise missiles, air-to-air, air-to-ground and anti-ship missiles and guided munitions and rockets across the DoD. We also deliver offensive boost-glide, launcher and air-breathing systems, thermal protection systems and hypersonic defense systems. We have capabilities in integrated force protection in both directed energy (such as high-energy lasers and microwave systems) and area defense (such as counter-unmanned aviation systems, radar systems, sensors and kinetic weapon launchers). In addition, we provide cyber-physical systems in the development of offensive and defensive cyber command and control, toolkits and exploits, as well as offensive cyber operations. We also support autonomous systems in the areas of unmanned aerial systems, surface ships, undersea vehicles and ground vehicles as well as autonomy software and hardware for autonomous vehicles and platforms. Our unique autonomy algorithms provide decision support for the heavily-burdened warfighter and support coordinated man-autonomous machine operations.
•Space Systems and Solutions – We provide integrated design, manufacturing, integration of human-rated and exploration spacecraft for NASA and commercial customers. We have the capability to design and manufacture space systems and key launch vehicle subsystems such as avionics/mission computing, guidance, navigation and control, boosters and structures. We provide expertise in the design, manufacturing, and integration of satellite propulsion, structures, and space-based EO/IR, multi/hyperspectral, EW/SIGINT and communications payloads.
Civil
Our Civil business is focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of digital modernization, energy infrastructure, integrated missions, transportation applications and security detection. Civil represented 24% of total revenues for fiscal 2022, 23% of total revenues for fiscal 2021 and 24% of total revenues for fiscal 2020.
•Transportation Solutions – Leidos is a trusted systems developer, service provider and integrator serving Air Navigation Service Providers around the world, including the FAA. We provide air traffic control systems that help manage the world's most complex airspace. We deliver many of the FAA's key automation systems and services, including the En Route Automation Modernization ("ERAM"), Advanced Technologies and Oceanic Procedures ("ATOP"), Time Based Flow Management, Terminal Flight Data Manager, Enterprise-Information Display System, Geo-7 and Future Flight Services. Leidos received 10+ year extensions to the ERAM and ATOP contracts for continued delivery of the evolving National Airspace System needs. In addition, under the Mode S Beacon Replacement Systems contract, Leidos is supporting the replacement of the FAA's Mode S Beacon Systems, which are secondary surveillance radar capable of providing surveillance and specific aircraft information necessary to support Air Traffic Control automation in all traffic environments. We also provide key air traffic control systems around the world, including New Zealand and South Korea.
•Security Enterprise Solutions ("SES") – Leidos is an industry leader of fully-integrated security detection solutions, making security screening and checkpoints safer for aviation, ports and borders, and critical infrastructure customers around the world. With more than 24,000 products deployed across over 120 countries, the SES business has the most widespread global footprint within the Civil Group portfolio. We are a leader in aviation screening equipment, computed tomography carry-on baggage scanners, people scanners and explosive trace detectors, facilitating secure and efficient passenger movement in airports worldwide. We also have cutting-edge screening technologies for checked baggage and cargo. Leidos is the leading supplier of mobile non-intrusive inspection systems to U.S. Customs and Border Protection ("CBP"). For CBP, and other global customers, we help to safeguard the flow of travel and trade through solutions that effectively detect and mitigate threats across all trade elements, including cargo, vehicles and people. Leidos is also transforming security detection beyond aviation and ports of entry to help government agencies and the private sector secure public venues and critical infrastructures.
Leidos Holdings, Inc. Annual Report - 5

PART I

•Digital Transformation – We deliver secure, user-centric IT solutions in cloud computing, mobility, application modernization, DevOps, data center and network modernization, asset management, help desk operations and digital workplace enablement. We help our customers achieve their missions and business goals by delivering purpose-built solutions, cybersecurity as a standard, efficient project delivery and end-user satisfaction. We accelerate enterprise transformation using customizable roadmaps and repeatable processes, enabling customers to effectively use their resources and advance their objectives. Using our cyber expertise, we continually enhance our techniques and processes to build systems that operate resiliently in the face of evolving cyber threats. Leidos is modernizing enterprise IT in classified and unclassified environments, including programs with the FAA, NASA, Department of Justice, IRS, U.S. MINT, Department of Commerce, FTC, and HUD.
•Climate, Energy and Environment – We are trusted by government agencies and commercial customers with substantial environmental and sustainability driven-missions. Our reputation across climate science, environmental management and operations, nuclear security, power grid engineering, energy efficiency, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support the critical missions of the Department of Energy ("DoE"), National Nuclear Security Administration, National Science Foundation, utilities, energy investors and developers, energy efficiency administrators and commercial industrial clients. At the DoE Hanford site, we provide site-wide infrastructure management and operation including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability, and compliance, first responder services and future project planning. At the National Energy Technology Laboratory, we actively conduct and support fundamental and applied research efforts, including providing product and logistical support comprising strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient execution of research programs. In addition, we help investor-owned utilities and industrial clients modernize power delivery systems for improved reliability, implement energy management strategies, support vehicle electrification, transform digital infrastructure and gain operational efficiencies to meet evolving energy needs and climate change goals.
Health
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital modernization and life sciences research and development. Health represented 19% of total revenues for fiscal 2022, 19% of total revenues for fiscal 2021 and 16% of total revenues for 2020.
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
Leidos Holdings, Inc. Annual Report - 6

PART I

•Digital Modernization – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes IT strategic planning, outsourcing and management of large-scale data centers, agile software development and system transformation, cloud migration and application modernization, digitization and big data management and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA, Defense Health Agency ("DHA") and commercial customers. Leidos helps transform our customers' IT environments in support of their most critical missions, accomplished in a highly secure manner by leveraging our cybersecurity domain expertise and our Leidos rapid application development software platform.
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
Acquisitions and Divestitures
During fiscal 2022, we completed the acquisition of Cobham Aviation Services Australia’s Special Mission business. During fiscal 2021, we completed the acquisitions of Gibbs & Cox, 1901 Group, LLC, and an immaterial strategic business acquisition. During fiscal 2020, we completed the acquisitions of L3Harris Technologies' ("L3Harris") security detection and automation businesses and Dynetics, Inc. See "Note 5—Acquisitions and Divestitures" in Part II of this Annual Report on Form 10-K for further information.
During fiscal 2022, we completed the disposition of Aviation & Missile Solutions LLC within our Defense Solutions segment. For further information, see "Note 5—Acquisitions and Divestitures" in Part II of this Annual Report on Form 10-K.
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
Leidos Holdings, Inc. Annual Report - 7

PART I

Human Capital
Employee and Workforce Demographics
As of December 30, 2022, we employed approximately 45,000 full and part-time employees of whom approximately 41,000 are located in the United States and the remainder of which are located in more than 40 countries worldwide. Approximately 35% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 22% of our employees have advanced degrees, 53% of our employees possess U.S. security clearances and approximately 19% of our employees are military veterans.
As of December 30, 2022, our workforce consisted of the following:

Gender of global employees(1)
Male	65%
Female	34%
Undisclosed	1%
(1) Based on employees who self-identify.

Age of global employees
Less than 30 years	15%
30-50 years	47%
Greater than 50 years	38%

Ethnicity of U.S. employees(1)
White	62%
Black	13%
Asian/Indian	10%
Hispanic/Latino	9%
Other	3%
Undisclosed	3%
(1) Based on employees who self-identify.
Culture and Values
We have six core values that make us who we are as individuals and collectively as a company – integrity, inclusion, innovation, agility, collaboration and commitment. These values provide a roadmap for our behavior and help to guide our decisions in the workplace. They are a key component of our corporate culture and are integrated into all employees' annual performance assessments to reinforce expectations. Our practices are based on our commitment to do the right thing for our customers, our employees and our community. Our values are demonstrated by our employees as they help our customers execute important missions on the front lines of the world’s most complex markets.
Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the fifth consecutive year, the Ethisphere Institute named Leidos one of the World's Most Ethical Companies in 2022.
Leidos Holdings, Inc. Annual Report - 8

PART I

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
Our employees are encouraged to create and join multiple employee resource groups (“ERGs”) where they can continue to develop cultural competence across various categories of diversity, enhance their personal networks, develop leadership skills and actively contribute to workplace culture. We have an Enterprise Inclusion Council ("the Council") to advise on the evolution of our inclusion and diversity strategy and help leverage best practices across the company. The Council is comprised of volunteers from across the business functions, ERG leaders, key stakeholders with oversight and guidance from executive leadership and a Board liaison.
Our Executive Mentoring Program is a year-long cohort designed to engage, develop and retain high-potential employees, most of whom are female and/or ethnically diverse. Our executives are each assigned to mentor at least one employee nominated through the program to support preparation for advancement opportunities.
Diversity in Talent Acquisition
Leidos is committed to promoting equity in our hiring practices, especially when we are seeking to fill senior level positions. Our recruiting strategy includes building a pipeline with diverse representation of candidates. Each year we attend and sponsor national conferences and local career fairs that target our key market segments and talent from historically underrepresented groups.
We leverage college campuses, military veteran resources as well as our ERGs to recruit and expand our outreach. Our college campus outreach engages talent from multiple university sources including the Leidos Strategic University Alliances, Historically Black Colleges and Universities, Hispanic and other minority-serving institutions. Our military veteran outreach program attracts, retains and supports current veterans, transitioning service members and military spouses.
Career Mobility, Development and Growth
We have a strong focus on our employees’ career, flexibility and well-being. We call this Leidos Life. It is about embracing what makes Leidos great and advancing a culture that helps every employee achieve personal and professional success. Leidos Life is our commitment to make Leidos an even better place to work.
Leidos empowers and challenges employees to continuously seek, share and apply new knowledge, skills and behaviors. We recognize the value of a high-performing workforce where every member of the team has an opportunity to feel motivated, valued and fulfilled, and have a purposeful and long career at Leidos. We provide resources, development, and experiential learning to enable employees to grow. We provide leaders with the knowledge, skills and resources needed to coach employees and enable employees' career development.
We value and develop a highly-skilled future-ready workforce. We have a strong technical upskilling and reskilling program to develop and retain talent. We offer formal programs to help employees earn many industry-standard professional and technical certifications. Additionally, we offer tuition assistance to full-time employees at accredited universities.
Our Internal Mobility Program has a dedicated team that proactively focuses on the redeployment of our employees. We teach employees how to use the tools and resources available to them and help them gain visibility across the enterprise. We assist managers and recruiters in identifying internal candidates for their programs.
We conduct formal employee engagement surveys and quarterly pulse surveys to listen to employees and develop customized strategies to drive engagement, inclusion and retention across the organization.
We invest in our current and future leaders in several ways. We provide a variety of leadership development programs, targeted for each level of leader, and numerous resources for leader development. Annually, we host a two-day Leadership Summit for approximately 350 of our most senior leaders aligning business strategy and transformation initiatives, alongside emphasizing the core values of our organization.
Leidos Holdings, Inc. Annual Report - 9

PART I

Through our ongoing talent planning processes, we identify and develop high-potential employees for future roles. We create succession plans for all executive-level positions as well as for other roles throughout the organization considered vital to our success. In addition, we establish development and engagement plans for top talent that may include formal training, mentoring, coaching, sponsorship and experiential learning opportunities.
Health and Workplace Safety
Our primary focus is on the health and safety of our employees. Our multi-functional working group established in fiscal 2020 to respond the COVID-19 pandemic has transitioned to a Pandemic Preparedness working group that continues to monitor and respond to COVID-19 and other issues that pose a health risk to our employees. This group closely follows the recommendations of the World Health Organization and the U.S. Centers for Disease Control and Prevention, as well as national and local authorities in the regions where we perform work for our customers.
We believe we are a leader in the field of occupational health and safety (“OH&S”), and we place a strong emphasis on these activities, both internally and on behalf of our customers. Internally, we emphasize direct management responsibility, corporate policies and procedures, OH&S program implementation, employee training and compliance assessments. Our corporate policies and procedures support compliance with OH&S regulations at work locations. We have a proactive compliance program of employee education, training, auditing and reporting that, through employee awareness and integration into our business operations, supports our commitment to a safe and healthy work environment.
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
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development ("IR&D") and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $116 million, $109 million and $73 million for fiscal 2022, 2021 and 2020, respectively, which as a percentage of consolidated revenues was 0.8% for both fiscal 2022 and 2021 and 0.6% for fiscal 2020. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Leidos Holdings, Inc. Annual Report - 10

PART I

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
We believe that our principal competitors currently include the following companies: Amentum Services Inc., Booz Allen Hamilton Inc., CACI International Inc., General Dynamics Corporation, Jacobs Engineering Group Inc., KBR Inc., L3Harris, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, SAIC and Peraton. These companies span across sectors that include engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
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
Regulation
We are heavily regulated in most of the fields in which we operate. We provide services and products to numerous U.S. government agencies and entities, including to the DoD, the U.S. Intelligence Community and the DHS. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. Some significant laws and regulations that affect us include:
•the Federal Acquisition Regulation ("FAR") and supplements, including the DoD Federal Acquisition Regulation Supplement ("DFARS"), which regulate the formation, administration and performance of U.S. government contracts;
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
Privacy and Data Security Laws
Some of our operations and service offerings involve access to and use by us of personally identifiable information and/or protected health information. These activities are regulated by extensive federal, state and international privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information. For example:
•the European Union's ("EU’s") General Data Protection Regulation (“GDPR”), which took effect in May 2018, has created new compliance obligations for companies that process personal data of EU data subjects, which require investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance;
•the United Kingdom’s (“UK’s”) General Data Protection Regulation, which took effect on January 1, 2021, creates similar compliance obligations for companies that process personal data of UK data subjects as are imposed by the EU GDPR;
•the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, provides new consumer privacy rights to natural persons residing in California by regulating the processing of personal information of California residents and increasing the obligations on businesses in connection with such activities;
•the California Privacy Rights Act (“CPRA”), which took effect in most material respects on January 1, 2023. The CPRA modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information, extending the scope of the CCPA to include employees and job applicants residing in California and creating a new state agency to oversee implementation and enforcement efforts; and
Leidos Holdings, Inc. Annual Report - 14

PART I

•the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, establishes privacy and security compliance obligations with respect to the processing of protected health information by covered entities and business associates, which require investment in technical and organizational compliance measures and creates the potential for substantial fines for noncompliance.
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
•Because we depend on U.S. government contracts, a delay in the completion of the U.S. government’s budget and appropriations process could delay procurement of the products, services and solutions we provide and adversely affect our future revenues.
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
•Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
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
Leidos Holdings, Inc. Annual Report - 16

PART I

•Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
•Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our revenues and profitability.
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
•We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
•Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time and resources accurately.
•We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
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
•Our business is subject to disruption caused by physical or transition risks that could adversely affect our operations, profitability and overall financial position.
•Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
•Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
•We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
•We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
•Goodwill and other intangible assets represent significant assets on our balance sheet and any impairment of these assets could negatively impact our results of operations.
•We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
•Our services and operations sometimes involve using, handling or disposing of hazardous substances, which could expose us to potentially significant liabilities.
Leidos Holdings, Inc. Annual Report - 17

PART I

•We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
•Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
•We face risks associated with our international business.
•We have only a limited ability to protect or exploit intellectual property rights, which are important to our success. Our failure to adequately obtain, maintain, protect, defend and enforce our proprietary information and intellectual property rights could adversely affect our competitive position.
•Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results
•We cannot assure you that we will continue to pay or increase dividends on our common stock or to repurchase shares of our common stock.
•Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.

Leidos Holdings, Inc. Annual Report - 18

PART I

Industry and Economic Risks
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
Our total revenues from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government generated approximately 86% in fiscal 2022, and 87% in fiscal 2021 and 2020. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationships with the U.S. government, particularly with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues, and enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. In addition, negative publicity, including reports from the press or social media coverage, regardless of accuracy or completeness, and which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, security breaches or other security incidents or other aspects of our business, could harm our reputation with these agencies and with certain non-U.S. customers. Due to the sensitive nature of our work and our confidentiality obligations to our customers, and despite our ongoing efforts to provide transparency, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected or if we are unable to successfully maintain our relationships with government entities and agencies, certain customers could cease to do business with us and our ability to bid successfully for new business may be adversely affected, which could cause our actual results to differ materially and adversely from those anticipated. In addition, our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease, and our business, future revenues, financial condition and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 44% of our total revenues for fiscal 2022 and 2021, and 49% of our total revenues for fiscal 2020. Levels of U.S. government and DoD spending are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities and defense spending levels, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress and what challenges potential budget reductions will present for us and our industry generally.
Current U.S. government spending levels for defense-related or other programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the military conflict between Russia and Ukraine has resulted in increased security assistance to Ukraine to help preserve its territorial integrity, secure its borders, and improve interoperability with NATO. Changes in defense budgetary priorities as a result of such conflict could have an adverse impact on our results. In addition, if government funding relating to our contracts with the U.S. government or DoD becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts.
Leidos Holdings, Inc. Annual Report - 19

PART I

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD or other budgetary priorities, reduce overall U.S. government spending or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. In addition, changes to the federal or DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in the areas of national security, intelligence and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and results of operations and limit our growth prospects. In addition, our ability to grow in advanced technology areas, such as hypersonics programs, space exploration and classified programs, will also be affected by the overall budget environment, whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriations process could delay procurement of the products, services and solutions we provide and adversely affect our future revenues.
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. From time to time, we have experienced a decline in revenues in our fourth quarter as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. Congress appropriates funds on an annual fiscal year basis for many programs, even though the program performance period may extend over several years. Consequently, programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are obligated to the contract. In addition, if and when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.
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
Leidos Holdings, Inc. Annual Report - 20

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
Our business is highly competitive, and we compete with larger companies with greater name recognition, financial resources and a larger technical staff. We also compete with smaller, more specialized companies that can concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities and federal non-profit contract research centers. For example, some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or determine to source work internally rather than hiring a contractor. The markets in which we operate are characterized by rapidly changing customer needs and technology and our success depends on our ability to invest in and develop services and products that address such needs. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel, or be willing to accept more risk or lower profitability in competing for contracts.
Some of our competitors have made or could make acquisitions of businesses or establish teaming or other agreements among themselves or third parties, which could allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote more significant resources to bring these products and services to market, initiate or withstand substantial price competition, develop and expand their product and service offerings more quickly than we do or limit our access to certain suppliers. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share. Further industry consolidation may also impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.
Leidos Holdings, Inc. Annual Report - 21

PART I

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
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. From time to time, new laws and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, including regulations that require reductions and disclosure of greenhouse gas emissions and climate-related financial risks, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult to implement and could adversely affect our future revenues, profitability and prospects.
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
Leidos Holdings, Inc. Annual Report - 22

PART I

As a result of increased scrutiny on contractors and U.S. government agencies, audits and reviews are conducted rigorously and the applicable standards are strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and the DCMA accepts our remediations. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an "approved" determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government. As of December 30, 2022, indirect cost audits by the DCAA remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
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
Leidos Holdings, Inc. Annual Report - 23

PART I

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our revenues and profitability.
We are subject to a variety of laws and regulations in the U.S., at the federal, state and local levels and abroad relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.
As a contractor supporting defense, health care, and national security clients, we are also subject to certain additional, specific regulatory compliance requirements relating to data privacy and security. Under DFARS and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or information security issues, which could materially and adversely affect our business and financial results and lead to reputational harm. We will also be subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require contractors processing critical national security information on their information technology systems to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. In addition, our subcontractors, and in some cases our vendors, also may be required to adhere to the CMMC program requirements and, potentially, to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
Leidos Holdings, Inc. Annual Report - 24

PART I

The overarching complexity of data privacy and security laws and regulations around the world poses a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the breach of applicable data privacy and security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws, regulations or standards, may have on our business. Any failure or perceived failure by us, our service providers, suppliers, subcontractors or other business partners to comply with applicable laws, regulations, our public privacy policies and other public statements about data privacy and security and other obligations in these areas could result in regulatory or government actions lawsuits against us (including civil claims, such as representative actions and other class action-type litigation), legal liability, monetary penalties, fines, sanctions, damages and other costs, orders to cease or change our processing of data, changes to our business practices, diversion of internal resources, and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. We may also incur substantial expenses in implementing and maintaining compliance with such laws, regulations and other obligations. For additional background on the data privacy and security laws that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K.
Business and Operational Risks
The extent to which our business will be adversely affected by COVID-19 or other health epidemics, pandemics and similar outbreaks is highly uncertain and cannot be predicted.
A disease pandemic, such as COVID-19 and its variants, or other widespread health epidemics, pandemics or similar outbreaks could create economic uncertainty and disruptions to the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our business.
In addition, the global spread of COVID-19 resulted in a substantial decline in demand for air travel, which adversely impacted the demand for products and services related to our airport security detection and automation business. We are not able to predict whether COVID-19 will result in permanent changes to air travel behaviors, including a permanent reduction in business travel as a result of the increased use of teleconferencing products and, more broadly, a general reluctance by consumers to travel, each of which has, and could continue to, impact our business. Further, new contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our program costs have increased as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance or equitable adjustments to contract prices.
Leidos Holdings, Inc. Annual Report - 25

PART I

Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, such as the Anti-Kickback Act, and the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. See also the risk factor “Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.” Although we have implemented policies, procedures, training and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil or criminal investigations and enforcement actions, fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
A failure to attract, train, retain and motivate skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our continued success and ability to compete in a highly competitive environment depend on our ability to recruit and retain highly trained and skilled science, engineering, technical, math and professional personnel. Competition for skilled personnel is intense, and the costs associated with attracting and retaining them is high and made even more competitive as a result of the external environment, including increasing rates of job transition and low unemployment. In addition, many U.S. government programs require contractors to have security clearances, certain of which can be difficult and time-consuming to obtain and personnel with such security clearances are in great demand. As a result, it is difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. In addition, certain personnel may be required to receive various security clearances to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or not obtained, which may negatively impact our ability to perform on such engagements in a timely matter or at all. We believe our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business, generate new business, execute on our business plans in an efficient and effective manner, and continually develop new members of senior management. An inability to retain appropriately qualified and experienced senior executives or our failure to continue to develop new members could cause us to lose customers or new business opportunities.
We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
As of December 30, 2022, our total backlog was $35.8 billion, including $8.4 billion in funded backlog. Due to the U.S. government's ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Leidos Holdings, Inc. Annual Report - 26

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
Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk underestimating the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 38% of our total revenues for fiscal 2022. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, rising inflationary pressures and fluctuations in interest rates, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
We recognize revenue on our service-based contracts primarily over time as there is a continuous transfer of control to the customer throughout the contract as we perform the promised services, which generally requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, “Note 3—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 27

PART I

Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our clients and cause harm to our reputation or competitive position.
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process personal, confidential, proprietary and sensitive information, including protected health information, personnel information, personal information, classified information, controlled unclassified information, intellectual property and financial information, concerning our business, employees and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise access, release or otherwise compromise such information through cyber-attacks and other information security threats, including, among other things, physical break-ins, theft, denial-of-service attacks, worms, computer viruses, software bugs, malicious or destructive code, social engineering, phishing attacks and impersonating authorized users, credential stuffing, account takeovers, insider threats, malfeasance or improper access by employees or service providers, human error, fraud, use of artificial intelligence, “bots” or other automation software, or other similar disruptions. We are also exposed to hackers that have requested “ransom” in exchange for not disclosing information or for restoring access to information or systems. These techniques may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with well-funded organized crime or state-sponsored actors). Any electronic or physical break-in or other security breach or compromise of our information technology systems and networks or facilities, or those of our service providers, suppliers, joint ventures or subcontractors, may jeopardize the security of information, including personal, confidential, proprietary or sensitive information, stored or transmitted through these systems and networks or stored in those facilities. This could lead to disruptions in mission-critical systems, unauthorized access to or release of personal, confidential, proprietary, sensitive or otherwise protected information and corruption of data or systems. We could also be potentially subject to operational downtimes and delays and other detrimental impacts on our operations or ability to provide products and services to our customers. We are also increasingly subject to customer-driven cybersecurity certification requirements, which are expected to be necessary to win future contracts. Such security incidents also could result in liability or trigger other obligations under such contracts or increase the difficulty of winning future contracts. Many statutory requirements, both in the U.S. and abroad, also include obligations for companies to provide notice of information security incidents involving certain types of information (including obligations to notify affected individuals and regulators in the event of cybersecurity breaches involving certain personal information), which could result from breaches of our service providers, our suppliers or subcontractors.
Although we have implemented policies, procedures and controls designed to protect against, detect and mitigate these threats and attacks, we and our service providers, suppliers, joint ventures and subcontractors have faced and continue to face advanced and persistent attacks on our information systems. We cannot guarantee that future incidents will not occur, and if an incident does occur, our incident response planning may not prove fully adequate. We may also not be able to mitigate its impacts successfully. Techniques used by others to gain unauthorized access to personal, confidential, proprietary or sensitive information or disrupt systems and networks for economic or strategic gain are constantly evolving, increasingly sophisticated, and increasingly difficult to detect and successfully defend against. Recently, the U.S. government has raised concerns about a potential increase in cyber-attacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries.
While we generally perform cybersecurity diligence on our key service providers, we do not control our service providers and our ability to monitor their cybersecurity is limited, so we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cybersecurity breaches or other information security incidents attributed to our service providers as they relate to the information we share with them.
Leidos Holdings, Inc. Annual Report - 28

PART I

We seek to detect and investigate all information security incidents and to prevent their occurrence, prolongation or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against information security and malicious insider threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls, or those of our service providers, suppliers or subcontractors, have protected against, detected, mitigated or will detect, prevent or mitigate, any of these threats and we cannot predict the full impact of any such past or future incident. We may be currently unaware of certain vulnerabilities or lack the capability to detect them, which may allow them to persist in our information technology environment over long periods and, even if discovered, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised, and our remediation efforts may not be completely successful. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, cybersecurity breaches or other information security incidents.
We also may experience similar security threats to the information technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners, including our service providers, suppliers and subcontractors, to seek to minimize the potential for and impact of cyber-attacks and other security threats, we must rely on the safeguards put in place by those entities. See also the risk factor “Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.”
The occurrence of any unauthorized access to, attacks on cybersecurity breaches of other information security threats to our or our service providers', suppliers' or subcontractors' information technology infrastructure, systems or networks or data, or our failure to make adequate or timely disclosure to the public, regulators, or law enforcement agencies following any such event, could disrupt our infrastructure, systems, or networks or those of our customers, impair our ability to provide services to our customers and may jeopardize the security of data collected, stored, transmitted or otherwise processed through our information technology infrastructure, systems and networks. As a result, we could be exposed to claims, fines, penalties, loss of revenues, product development delays, compromise, corruption or loss of confidential, proprietary or sensitive information (including personal information or technical business information), contract terminations and damages, remediation costs and other costs and expenses, regulatory investigations or sanctions, indemnity obligations and other potential liabilities. Any of the foregoing could adversely affect our reputation, ability to win work on sensitive contracts or loss of current and future contracts (including sensitive U.S. government contracts), business operations and financial results. We have insurance against some cyber-risks and attacks; however, our insurer may deny coverage as to any future claim, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Leidos Holdings, Inc. Annual Report - 29

PART I

Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and networks and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption.
Our business is subject to disruption caused by physical or transition risks that could adversely affect our operations, profitability and overall financial position.
We have significant operations, including infrastructure, information technology systems, research facilities and centers of excellence, located in regions that may be exposed to physical risks, such as hurricanes, earthquakes, other damaging storms, water levels, wildfires and other natural disasters, including places such as Alabama, Florida, California and Texas. Our subcontractors and suppliers are also subject to physical risks that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could adversely affect our financial position, results of operations and cash flows.
There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Such changes could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us, however, we currently are not able to accurately predict the materiality of any potential costs associated with such developments.
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
Leidos Holdings, Inc. Annual Report - 30

PART I

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant data privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.
Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly and in particular by complex and rapidly evolving technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or depend on factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our profitability and future prospects. In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability, such as problems with quality and workmanship, country of origin, delivery of subcontractor components or services, unplanned degradation of product performance, and unauthorized use or modifications of our products and services. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract costs and fee payments we previously received.
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
Leidos Holdings, Inc. Annual Report - 31

PART I

We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We selectively pursue strategic acquisitions, investments and joint ventures. We also may enter into relationships with other businesses to expand our products or our ability to provide services. These transactions require a significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could result in unfavorable public perception or reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, adverse tax consequences, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including that:
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
•we may not be able to manage the integration process for acquisitions successfully, and the integration process may divert management time and focus from operating our business, including as a result of incompatible accounting, information management or other control systems;
•acquired technologies, capabilities, products and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
•we may have trouble retaining key employees and customers of an acquired business;
•we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies, including those relating to financial reporting, revenue recognition or other financial or control deficiencies;
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or may be required to comply with additional laws and regulations, or to engage in remediation efforts to cause the acquired company to comply with applicable laws and regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;
•we may face litigation or material liabilities that were not identified or were underestimated as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification, including intellectual property claims and disputes or claims from terminated employees, customers, former stockholders or other third parties, or there may be other unanticipated write-offs or charges;
•we may be required to spend a significant amount of cash or to incur debt, resulting in limitations on other potential uses for cash, increased fixed payment obligations or covenants or other restrictions on us, or issue shares of our common stock or convertible debt, resulting in dilution of ownership;
•we may not be able to influence the operations of our joint ventures effectively, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations; and
•if our acquisitions, investments or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
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
Leidos Holdings, Inc. Annual Report - 32

PART I

Goodwill and other intangible assets represent significant assets on our balance sheet and any impairment of these assets could negatively impact our results of operations.
As of December 30, 2022, goodwill and intangible assets, net was 59% of our total assets. The amount of our goodwill may substantially increase in the future as a result of any acquisitions that we make. Intangible assets and goodwill are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of intangible assets with indefinite lives. The impairment test is based on several factors requiring judgment. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, adverse contract acquisition performance, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. Adverse changes in fiscal and economic conditions, such as those related to federal budget cuts and the nation’s debt ceiling, deteriorating market conditions for companies in our industry and unfavorable changes in discount rates could result in an impairment of goodwill and other intangibles. Any future impairment of goodwill or other intangible assets would have a negative impact on our results of operations in the period in which they are recognized. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, "Note 3—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Leidos Holdings, Inc. Annual Report - 33

PART I

Our services and operations, which sometimes involve using, handling, or disposing of hazardous substances, are subject to numerous environmental, health and safety laws and regulations, pursuant to which we could face potentially significant liabilities, costs or obligations.
Our services are subject to numerous environmental, health and safety laws and regulations. Some of our services and operations involve using, handling, or disposing of hazardous substances. These activities and our operations generally subject us to complex and stringent foreign, federal, state, and local environmental, health and safety laws and regulations, which have tended to become more stringent over time. Among other things, these laws and regulations require us to incur costs to comply and could impose liability on us for handling or disposing of hazardous substances. For example, we provide infrastructure and site services necessary to accomplish critical waste management and the continued environmental cleanup of the Hanford Site in southeastern Washington. In addition, some of our work sites put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On some work sites, we may be responsible for safety and have an obligation to implement effective safety procedures. If we fail to implement these procedures, or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.
Failure to comply with these environmental, health and safety laws and regulations could result in civil, criminal, regulatory, administrative, or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government. In addition, our failure to maintain adequate safety standards and equipment could result in reduced profitability and loss of work or clients. Our current and previous ownership and operation of real property also subject us to environmental laws and regulations, some of which hold current or previous owners or operators of businesses and real property jointly and severally liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or violations of these laws or regulations, could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability and may adversely affect our financial condition and operating results.
We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
We design, develop, manufacture, sell, service, and maintain various inspection systems and related integration and automation systems designed to assist in detecting bombs, explosives, weapons, contraband or other threats. In some instances, we also train operators of such systems. Such systems utilize detection technology and software algorithms to interpret data produced by the system and signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Many of these systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle or other vessel. Others signal to the operator that further investigation is required, and the training, reliability and competence of the customer's operator are crucial to the detection of suspicious items. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was, in fact, present, resulting in significant damage, we could become the subject of significant product liability claims. There are many factors, some of which are beyond our control, which could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband or other threats. Some of these factors could include inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death and extensive property damage and may lead to product liability, professional liability or other claims against us. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could reduce demand for our inspection or detection systems, and adversely affect our business.
Leidos Holdings, Inc. Annual Report - 34

PART I

Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, becomes insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications or other legal protections, our business, financial position, operating results and prospects may be harmed. Any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.
We face risks associated with our international business.
During fiscal 2022, revenue attributable to our services provided outside of the United States to non-U.S. customers was approximately 8% of our total revenue. Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include:
•failure to comply with U.S. government and foreign laws and regulations applicable to international business, including, without limitation, those related to employment, data privacy and cybersecurity, taxes, technology transfer, information security, environment, data transfer, import and export controls (including the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State and the anti-boycott provisions of the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security), sanctions, and other administrative, legislative or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries or have an adverse impact on our business with the U.S. government, and expose us to risks and costs of noncompliance with such laws and regulations, in addition to administrative, civil or criminal penalties;
•increased financial and legal risks arising, for example, from foreign exchange rate variability, imposition of tariffs or additional taxes, inflation, restrictive trade policies, longer payment cycles, delays or failures to collect amounts due to us and differing legal systems, and which may adversely affect the performance of our services, sale of our products or repatriation of our profits;
•political or economic instability, international security concerns and geopolitical conflict in countries where we provide services and products in support of the U.S. government and other customers in countries, which increases the risk of an incident resulting in injury or loss of life, damage or destruction of property, inability to meet our contractual obligations or retaliatory measures taken in respect thereof; and
•the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals.
Leidos Holdings, Inc. Annual Report - 35

PART I

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “UK Bribery Act”) and other anti-corruption and anti-bribery laws and regulations in jurisdictions where we do business. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners to obtain or retain business or secure an improper business advantage. We have operations, deal with and make sales to governmental or quasi-governmental entities in non-U.S. countries, including those known to experience corruption, and further expansion of our non-U.S. sales efforts may involve additional regions. In many countries, particularly countries with developing economies, it may be common for businesses to engage in practices prohibited by the FCPA or other applicable laws and regulations. Our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could violate various laws, including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf have not engaged or will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible.
Violations of any of these laws or regulations, including the FCPA and the U.K. Bribery Act, may result in whistleblower complaints, negative media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting. We may also be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Although our international operations have historically generated a small proportion of our revenues, we are seeking to grow our international business. Our exposure for violating these laws will increase as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.
For additional information regarding government investigations and reviews that we are subject to, see "Government Investigations and Reviews" in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We have only a limited ability to protect or exploit intellectual property rights, which are important to our success. Our failure to adequately obtain, maintain, protect, defend and enforce our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely on a combination of confidentiality, intellectual property and other contractual arrangements, including licenses and copyright, trademark and trade secret law to protect much of our proprietary information and intellectual property in cases where we do not believe patent protection is appropriate or obtainable. Despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to obtain, copy, use or disclose our intellectual property or other proprietary information or technology without our authorization. In addition to protection under the law and contractual arrangements with our corporate and joint venture partners, employees, consultants, advisors, service providers, suppliers, subcontractors and customers, we generally attempt to limit access to and distribution of our proprietary information. Although our employees and contractors are subject to confidentiality obligations and use restrictions, this protection may be inadequate to deter or prevent them from infringing, misappropriating or otherwise violating our confidential information, technology or other intellectual property or proprietary rights, and can be difficult to enforce. In addition, trade secrets are generally difficult to protect and some courts inside and outside the United States may be less willing or unwilling to protect trade secrets.
Leidos Holdings, Inc. Annual Report - 36

PART I

We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Our intellectual property rights may be challenged by others, invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in foreign jurisdictions. We may be required to expend significant resources and efforts to monitor and protect our intellectual property and other proprietary rights, and we may conclude that, in at least some instances, the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation or other violations of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights, but outcomes in any such litigation can be difficult to predict, and could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. If we are unable to detect or prevent third parties from infringing, misappropriating or otherwise violating our rights in our patents, copyrights, trademarks, trade secrets or other proprietary rights or information, our competitive position could be adversely affected. Also, in connection with our performance of services for the U.S. government, the U.S. government has certain rights to inventions, data, software codes and related material and intellectual property that we develop under government-funded contracts and subcontracts, which means that the U.S. government may disclose or license our information and intellectual property to third parties, including, in some instances, our competitors. Any exercise by the U.S. government of such rights could adversely affect our competitive position, business, financial condition, results of operations and prospects. We also may be limited in our ability to disclose or license such information and intellectual property to third parties and the U.S. government may also decline to make intellectual property of others available to us under acceptable terms.
Third parties may also, from time to time, claim that we have infringed the intellectual property rights of others, resulting in claims against our customers or us, or we may face allegations that we or our service providers, suppliers, subcontractors, or customers have violated the intellectual property rights of others. Even if we believe that intellectual property-related claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims also could subject us to injunctions and significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party's intellectual property rights. In addition, our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and products we provide. Besides the expense and time to defend such claims and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations also could have adverse effects on our relationship with that customer and other existing and new customers, require us to pay substantial royalty or licensing fees, and divert management’s attention, any of which could harm our business, financial condition and results of operations.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Changes in U.S. (federal or state) or foreign tax laws and regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and adversely affect our financial results. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years, which likely will materially decrease our cash from operations unless Congress defers, modifies or repeals this provision with retroactive effect. See “Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report on Form 10-K for additional information on the impact of this change.
Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. An increase or decrease in our effective tax rate, or an ultimate determination that we owe more taxes than the amounts previously accrued, could have a material adverse impact on our financial condition and results of operations.
Leidos Holdings, Inc. Annual Report - 37

PART I

Risks Relating to Our Stock
We cannot assure you that we will continue to pay or increase dividends on our common stock or to repurchase shares of our common stock.
The timing, declaration, amount and payment of any future dividends fall within the discretion of our Board and depend on many factors, including our available cash, estimated cash needs, cash deployment alternatives, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce cash, net earnings and stockholders' equity. In addition, the timing and amount of share repurchases under Board-approved share repurchase plans is within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, results of operations, capital requirements, general business conditions and applicable law. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. A change in our dividend or share repurchase programs could have an adverse effect on the market price of our common stock.
Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.
Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include mergers and certain other business combinations between a related person and us requiring approval by the holders of a majority of the voting power of such securities that are not owned by the related person unless approved by a majority of continuing directors or certain other exceptions; our stockholders may not act by written consent; our Board may issue, without stockholder approval, shares of undesignated preferred stock, the terms of which may be determined by the Board; and we are also subject to certain restrictions on business combinations under Section 203 of the Delaware General Corporation Law ("DGCL"), which imposes additional requirements for business combinations, and may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context.
Leidos Holdings, Inc. Annual Report - 38

PART I

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 30, 2022, we conducted our operations in 416 locations in 42 states, the District of Columbia and various foreign countries. We occupy approximately 8.6 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 2.2 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of December 30, 2022, we owned the following properties:

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
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of the names and ages (as of February 14, 2023) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Roger A. Krone	66	Mr. Krone is Chairman and Chief Executive Officer of Leidos. He joined Leidos as CEO in July 2014. Mr. Krone has held leadership roles at The Boeing Company, McDonnell Douglas Corp. and General Dynamics. He is a member of the Georgia Tech Foundation Board of Trustees, WETA Public Television and Radio in Washington board, National Air and Space Museum board, Lear Corporation board, the National Academy of Engineering, the Business Roundtable and the Executive Committee of the Aerospace Industries Association.
Christopher R. Cage	51
Mr. Cage has served as Executive Vice President and Chief Financial Officer since July 2021. He has served in several capacities throughout his 24-year tenure with Leidos, including Senior Vice President, Chief Accounting Officer and Corporate Controller, Senior Vice President for Financial Planning and Analysis and Chief Financial Officer for the Health Group.

Leidos Holdings, Inc. Annual Report - 39

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Carly E. Kimball	47
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

Gerard A. Fasano	57	Mr. Fasano has served as President for our Defense Group since October 2018, and before that, as Chief of Business Development and Strategy Officer. Mr. Fasano led the separation from Lockheed Martin and the integration of the Information Systems & Global Solutions Business into Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years.
Jerald S. Howe, Jr.	67	Mr. Howe has served as Executive Vice President and General Counsel since July 2017. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, where he served in the firm’s litigation, government contracts, mergers and acquisitions and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military and homeland defense agencies.
Steve Cook	55	Mr. Cook has served as President of the Dynetics Group since April 2022. He previously served as Deputy Group President and Operations Manager of the Leidos Innovations Center from February 2020 to March 2022. He joined Dynetics in 2009 as the director of space technologies before leading the Dynetics Space Division and then later overseeing Dynetics’ corporate development efforts. Prior to joining Dynetics, Mr. Cook enjoyed a long and successful career at NASA, serving in such roles as the deputy manager of NASA’s Marshall Space Transportation Programs and Projects Office as well as the manager of the Ares Projects Office at the Marshall Space Flight Center in Huntsville.
James R. Moos	53	Mr. Moos has served as President for our Civil Group since February 2020. He previously served as Senior Vice President and Acting Group President for the Civil Group since October 2019, and before that, as Deputy President and Chief Operations Officer for the Civil Group. Prior to that, Mr. Moos has served Leidos for over 20 years in several capacities, including Senior Vice President and General Manager of Leidos' former Engineering Solutions Group.
Elizabeth A. Porter	52
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

Roy Stevens	54	Mr. Stevens has served as President for our Intelligence Group since July 2021, and before that, as Chief of Business Development and Strategy. Prior to joining Leidos, Mr. Stevens served Lockheed Martin Corporation in a variety of executive level positions for over 20 years, most recently as Vice President of Global Solutions under the Information Systems & Global Solutions business, and has also been integral to the merger and acquisition of several companies during his career. He serves on the Board of Directors for Cornerstones.
Leidos Holdings, Inc. Annual Report - 40

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Debbie Opiekun	60	Ms. Opiekun has served as Chief Business Development Officer since August 2021, and before that, as Senior Vice President and Operations Manager of Leidos’ Military and Veterans Health Solutions business. She previously served as Leidos Deputy Health Group President and Senior Vice President Capture Operations and Excellence. Prior to joining Leidos, Ms. Opiekun served Lockheed Martin Corporation in a variety of positions for over 30 years, most recently as Director Capture Operations and Excellence.
Thomas C. Sanglier	62	Mr. Sanglier has served as Senior Vice President and Chief Audit Executive since July 2022. Prior to joining Leidos, Mr. Sanglier served as Senior Director, Internal Audit with Raytheon Technologies from November 2016 to June 2022 and as a Partner with Ernst & Young’s Advisory practice serving private and public organizations in the technology, manufacturing and professional services industries during June 2008 to December 2010. He currently serves as Chair of the North American Board and a member of the Global Board of the Institute of Internal Auditors ("IIA"). He has been involved as a volunteer leader with the IIA since becoming a member in 2011. Mr. Sanglier has also served as a member of The IIA’s Audit Committee, Guidance Development Committee, North American Publications Advisory Committee and multiple task forces.
Maureen Waterston	58	Ms. Waterston has served as Chief Human Resources Officer for Leidos since March 2022. Ms. Waterston brings over 25 years of experience overseeing talent, recruitment, and development; employee and labor relations; compensation and benefits; and diversity and inclusion across a global workforce. Prior to joining Leidos, Ms. Waterston served as Chief Human Resources Officer for Pratt & Whitney from November 2015 to March 2022, Chief Human Resources Officer for United Technologies Building & Industrial Systems and Global Chief Human Resources Officer for Otis Elevator Company.
James F. Carlini	57	Mr. Carlini has served as Chief Technology Officer of Leidos since June 2019. Prior to joining Leidos, Mr. Carlini founded and operated a national security consultancy from May 2006 to October 2018. Previously, Mr. Carlini served at Northrop Grumman Electronic Systems as Vice President of Advanced Development Programs between July 2002 to May 2006. He also served at the Defense Advanced Research Projects Agency (DARPA) for six years, with his last position being Director of the Special Projects Office. Mr. Carlini is a former member of the United States Army Science Board and the United States Air Force Scientific Advisory Board. He is currently a member of the Department of Defense’s Defense Science Board.
M. Victoria Schmanske	60	Ms. Schmanske has served as the Executive Vice President of Leidos Corporate Operations since July 2021, and before that, as President for the Intelligence Group. Ms. Schmanske has also served as the Leidos Chief Administrative Officer and Deputy President and Chief Operations Officer for the Health Group. Prior to joining Leidos, Ms. Schmanske served Lockheed Martin Corporation for over 30 years, most recently as Vice President for Operations IS&GS. She serves on multiple outside boards to include Intelligence and National Security Alliance, U.S. Geospatial Intelligence Foundation and The Women’s Center.

Leidos Holdings, Inc. Annual Report - 41

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS."
Holders of Common Stock
As of February 7, 2023, there were approximately 19,798 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2022 and 2021, we declared and paid quarterly dividends totaling $1.44 and $1.40 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Stock Performance Graph
The following graph compares the total cumulative five-year return on Leidos common stock through December 30, 2022 to two indices: (i) the Standard & Poor's 500 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 29, 2017, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.
Comparison of Cumulative Total Return
Leidos Holdings, Inc. Annual Report - 42

PART II

Company/Market/Peer Group	12/29/2017	12/28/2018	1/3/2020	1/1/2021	12/31/2021	12/30/2022
Leidos Inc.	$100.00	$82.79	$159.84	$171.33	$147.03	$176.50
S&P 500 Composite Index	$100.00	$94.80	$125.91	$148.85	$191.58	$156.88
S&P 500 IT Services Index	$100.00	$103.70	$147.74	$180.40	$189.20	$154.13
Purchases of Equity Securities
In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of Leidos common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in February 2018. As of December 30, 2022, the maximum number of shares that may yet be repurchased under the program was 15,203,974.
For the three months ended December 30, 2022, there were no repurchases of our common stock.
Item 6. [Reserved]
Leidos Holdings, Inc. Annual Report - 43

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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 30, 2022, compared to the year ended December 31, 2021. For a discussion and analysis comparing our results for the year ended December 31, 2021, to the year ended January 1, 2021, see our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
We are a FORTUNE 500® technology, engineering, and science company that provides services and solutions in the defense, intelligence, civil and health markets, both domestically and internationally. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Approximately 8% of our revenues and tangible long-lived assets are generated by or owned by entities located outside of the United States. We operate in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
Effective July 3, 2021, certain contracts were reassigned from the Defense Solutions reportable segment to the Civil reportable segment. Impact on the first half of fiscal 2021 segment results were determined to be immaterial and have not been recast to reflect this change.
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
•continued improvement in our back-office infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and
•disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2022, revenues increased $0.7 billion, or 5%, compared to fiscal 2021, primarily due to a net increase in volumes on certain programs, program wins and a net increase in revenues related to our business acquisitions. We also received $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19. The increase was partially offset by the completion of certain contracts and unfavorable exchange rate movements.
Leidos Holdings, Inc. Annual Report - 44

PART II

Operating Expenses and Income Trend. For fiscal 2022, operating expenses increased by $0.7 billion, or 6%, compared to fiscal 2021. Operating margin for fiscal 2022 was 7.6% compared to 8.4% for fiscal 2021. Operating income was $1,088 million, a $64 million decrease compared to fiscal 2021. The decrease in operating income was primarily attributable to the completion of certain contracts, increase in legal fees and settlement costs and impairment charges of $37 million related to our ongoing facility rationalization efforts. The decrease in operating income was partially offset by program wins and $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19.
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
COVID-19
For fiscal 2022, the COVID-19 pandemic did not have a material impact to revenues and operating income, other than the receipt of $28 million in recoveries, within our Health segment related to stop work orders on certain programs. The volume of global passenger air travel remains below pre-pandemic levels, which continues to impact the operations of our Security Enterprise Solutions reporting unit. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute on programs in the expected timeframe, will depend on future developments, including the duration and spread of the pandemic and the distribution of vaccines, all of which are uncertain and cannot be predicted.
Business Environment and Trends
U.S. Government Markets
In fiscal 2022, we generated approximately 86% of our total revenues from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 44% of our total revenues for fiscal 2022. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
President Biden signed the $1.7 trillion GFY 2023 omnibus spending bill into law on December 29, 2022. The omnibus spending bill funds the federal government through September 30, 2023. The bill includes $772.5 billion in non-defense spending and $858.4 billion in defense spending. The bill also includes $85 billion in emergency spending not included in the discretionary amount. The new 118th Congress will begin to work on the GFY 2024 appropriations bills in the spring of 2023.
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
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for fiscal 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
Leidos Holdings, Inc. Annual Report - 45

PART II

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
Results of Operations
Our results of operations for the periods presented were as follows:

	Year Ended		2022 to 2021
	December 30, 2022	December 31, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$14,396	$13,737	$659	5%
Cost of revenues	12,312	11,723	589	5%
Selling, general and administrative expenses	950	860	90	10%
Credit losses (recoveries), net	1	(9)	10	(111)%
Acquisition, integration and restructuring costs	17	27	(10)	(37)%
Asset impairment charges	40	4	36	NM
Equity earnings of non-consolidated subsidiaries	(12)	(20)	8	(40)%
Operating income	1,088	1,152	(64)	(6)%
Non-operating expense, net	(202)	(185)	(17)	9%
Income before income taxes	886	967	(81)	(8)%
Income tax expense	(193)	(208)	15	(7)%
Net income	693	759	(66)	(9)%
Less: net income attributable to non-controlling interest	8	6	2	33%
Net income attributable to Leidos common stockholders	$685	$753	$(68)	(9)%
Operating income margin	7.6%	8.4%
NM - Not meaningful
Segment and Corporate Results

	Year Ended		2022 to 2021
Defense Solutions	December 30, 2022	December 31, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$8,244	$8,032	$212	3%
Operating income	541	569	(28)	(5)%
Operating income margin	6.6%	7.1%
The increase in revenues for fiscal 2022 as compared to fiscal 2021 was primarily attributable to program wins, a net increase in volumes on certain programs and a $63 million net increase in revenues related to our acquisitions made in the second and third quarters from the prior year and the Cobham Special Mission acquisition made in the current year. The increase was partially offset by the completion of certain contracts, contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021 and $95 million related to unfavorable exchange rate movements.
The decrease in operating income for fiscal 2022 as compared to fiscal 2021 was primarily attributable to the completion of certain contracts, net write-downs on certain contracts, increased amortization expense of $8 million and $6 million related to unfavorable exchange rate movements. Fiscal 2022 also included impairment charges of $12 million related to our ongoing facility rationalization efforts (see "Note 10—Leases"). The decrease was partially offset by program wins and a net increase in volumes on certain programs.
Leidos Holdings, Inc. Annual Report - 46

PART II

	Year Ended		2022 to 2021
Civil	December 30, 2022	December 31, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,464	$3,157	$307	10%
Operating income	234	248	(14)	(6)%
Operating income margin	6.8%	7.9%
The increase in revenues for fiscal 2022 as compared to fiscal 2021 was primarily attributable to program wins, a net increase in program volumes and contracts that were reassigned from Defense Solutions reportable segment to the Civil reportable segment during the third quarter of fiscal 2021. The increase was partially offset by the completion of certain contracts and $12 million of unfavorable exchange rate movements.
The decrease in operating income for fiscal 2022 as compared to fiscal 2021 was primarily attributable to a $19 million increase in legal fees and settlement costs resulting from an adverse arbitration ruling related to the 2016 acquisition of the Information Systems & Global Solutions business (“IS&GS Business”) from Lockheed Martin and impairment charges of $14 million related to our ongoing facility rationalization efforts (see "Note 10—Leases"). The decreases were partially offset by a net increase in program volumes. Operating income for fiscal 2021 included a $26 million benefit from a legal reserve adjustment related to the Mission Support Alliance joint venture (see "Note 1—Nature of Operations and Basis of Presentation").

	Year Ended		2022 to 2021
Health	December 30, 2022	December 31, 2021	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,688	$2,548	$140	5%
Operating income	421	442	(21)	(5)%
Operating income margin	15.7%	17.3%
The increase in revenues for fiscal 2022 as compared to fiscal 2021 was primarily attributable to a net increase in program volumes, program wins and $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19. The increase was partially offset by the completion of certain contracts.
The decrease in operating income for fiscal 2022 as compared to fiscal 2021 was primarily attributable to a net decrease in volumes on higher margin programs and the completion of certain contracts. The decrease was partially offset by $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19 and program wins.

	Year Ended		2022 to 2021
Corporate	December 30, 2022	December 31, 2021	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(108)	$(107)	$(1)	1%
The increase in operating loss for fiscal 2022 as compared to fiscal 2021 was primarily attributable to an increase in legal costs partially offset by lower acquisition and integration costs.
Equity earnings of non-consolidated subsidiaries
We have certain non-controlling ownership interests in equity method investments. For fiscal 2022 and fiscal 2021 we recorded earnings of $12 million and $20 million, respectively, from our equity method investments.
Leidos Holdings, Inc. Annual Report - 47

PART II

Non-Operating Expense, Net
Non-operating expense, net increased $17 million for fiscal 2022 as compared to fiscal 2021, primarily due to higher interest expense driven by increased interest rates.
Provision for Income Taxes
Our effective tax rate was 21.8%, and 21.5% in fiscal 2022 and 2021, respectively. The effective tax rate for fiscal 2022 and 2021 were both favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as enacted, we recorded the estimated fiscal 2022 impact, resulting in increases of $130 million to both our income taxes payable and net deferred tax assets, and our fiscal 2022 unrecognized tax benefits increased by $91 million with a corresponding increase to net deferred tax assets. We expect this TCJA provision to have a similar impact to income taxes payable, unrecognized tax benefits and net deferred tax assets during fiscal 2023. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Bookings and Backlog
We had net bookings of $15.4 billion and $15.5 billion during fiscal 2022 and 2021, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
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
The estimated value of our total backlog for the periods presented was as follows:

	Year ended
	December 30, 2022			December 31, 2021
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,442	$14,155	$18,597	$4,393	$15,274	$19,667
Civil	1,876	8,790	10,666	1,628	7,903	9,531
Health	2,064	4,455	6,519	1,428	3,829	5,257
Total	$8,382	$27,400	$35,782	$7,449	$27,006	$34,455
Leidos Holdings, Inc. Annual Report - 48

PART II

Total backlog at December 30, 2022, and December 31, 2021, included $610 million and $800 million, respectively, of backlog acquired during the year through business combinations in our Defense Solutions reportable segment.
The increase in backlog as of December 30, 2022, as compared to December 31, 2021, included an unfavorable impact of $233 million due to the movements in the British pound and Australian dollar when compared to the U.S. dollar.
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

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
Cost-reimbursement and fixed-price-incentive-fee	50%	50%	51%
Firm-fixed-price	38%	37%	36%
Time-and-materials and fixed-price-level-of-effort	12%	13%	13%
Total	100%	100%	100%
Liquidity and Capital Resources
Overview of Liquidity
As of December 30, 2022, we had $516 million in cash and cash equivalents. Additionally, we have an unsecured revolving credit facility which can provide up to $750 million in additional borrowing, if required. During fiscal 2022 and 2021, there were no borrowings outstanding under the credit facilities.
At December 30, 2022 and December 31, 2021, we had outstanding debt of $4.9 billion and $5.1 billion, respectively. On May 6, 2022, we entered into a Term Loan Agreement which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance (see "Note 13—Debt"). As of December 30, 2022, we did not have any commercial paper notes outstanding.
We made principal payments on our debt of $545 million, $106 million and $731 million during fiscal 2022, 2021 and 2020, respectively. This activity included required principal payments on our term loans of $476 million, $96 million and $72 million during fiscal 2022, 2021 and 2020, respectively. During fiscal 2020, we made $4,925 million of principal repayments for outstanding debt and retired the $450 million senior notes. The notes outstanding as of December 30, 2022, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of December 30, 2022.
Leidos Holdings, Inc. Annual Report - 49

PART II

Interest on our Credit Facilities is calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K.’s Financial Conduct Authority announced that LIBOR would be discontinued or become unavailable as a reference rate by the end of 2021 and LIBOR will be fully discontinued or become unavailable as a benchmark rate by June 2023. In December 2022, the FASB issued guidance which provides relief for entities with such LIBOR denominated credit instruments so that entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement through December 31, 2024.
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
We paid dividends of $199 million, $199 million and $196 million for fiscal 2022, 2021 and 2020, respectively.
During fiscal 2022, we sold $209 million of accounts receivable under accounts receivable purchase agreements and received proceeds of $209 million (see "Note 6—Receivables"). There were no sales of accounts receivable in the second half of fiscal 2022.
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
During fiscal 2021 and 2020, we made open market repurchases of our common stock for an aggregate purchase price of $237 million and $67 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into an ASR with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares (see "Note 16—Earnings Per Share" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). All shares delivered were immediately retired.
During fiscal 2022, we made a $25 million payment in connection with the adverse arbitration ruling related to the 2016 acquisition of the IS&GS Business from Lockheed Martin.
Beginning in 2022, a provision in the TCJA which eliminated the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years became effective. We anticipate our tax cash payments to increase by $300 million in 2023 primarily to cover both the 2022 and 2023 tax obligations related to this provision. The actual impact will depend on the amount of research and development costs the Company will incur during fiscal 2023 and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors. We will continue to assess our liquidity needs as the tax legislation and pandemic evolve.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, sales of accounts receivable and, if needed, borrowings from our revolving credit facility and commercial paper program.
Leidos Holdings, Inc. Annual Report - 50

PART II

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Year Ended
	December 30, 2022	December 31, 2021
	(in millions)
Net cash provided by operating activities	$986	$1,031
Net cash used in investing activities	(313)	(730)
Net cash used in financing activities	(865)	(113)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(192)	$188
Net cash provided by operating activities decreased $45 million for fiscal 2022 as compared to fiscal 2021. The decrease was primarily due to a $25 million payment in connection with the adverse arbitration ruling related to the 2016 acquisition of the IS&GS Business from Lockheed Martin and $23 million of payments for other legal and tax settlements occurred during the current year, partially offset by favorable working capital changes.
Net cash used in investing activities decreased $417 million for fiscal 2022 as compared to fiscal 2021. The decrease was primarily due to $430 million of less cash paid related to our business acquisitions in current year as compared to prior year and $15 million of proceeds received from the sale of Aviation & Missile Solutions LLC in the current year. The decrease was partially offset by $25 million of higher capital expenditures in the current year.
Net cash used in financing activities increased $752 million for fiscal 2022 as compared to fiscal 2021. The increase was primarily due to $439 million increase in principal payments of our debt, an increase of $272 million in stock repurchases primarily attributable to the accelerated share repurchase agreement and a $45 million decrease in net capital contributions received from our non-controlling interest.
Off-Balance Sheet Arrangements
We have outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of our business. We have letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds. We also have future lease commitments for the use of certain aircraft as described in "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. These arrangements have not had, and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.
Contractual Obligations
Our future contractual obligations are related to debt, finance and operating leases, long-term liabilities under deferred compensation arrangements, purchase obligations for long-term purchases and service agreements and other liabilities. For more information, see "Note 10—Leases", "Note 13—Debt", “Note 19—Retirement Plans” and "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We have interest payments related to our outstanding debt and finance leases. As of December 30, 2022, future scheduled interest payments on our outstanding debt and finance leases were $195 million, expected to be paid in fiscal 2023 and $946 million expected to be paid thereafter.
As of December 30, 2022, future payments on our deferred compensation arrangements and purchase obligations for long-term purchases and service agreements were $36 million, expected to be paid in fiscal 2023, and $120 million expected to be paid thereafter. Our future payments do not include $92 million of income tax liabilities as a result of uncertain tax positions arising from certain provisions of the TCJA becoming effective in 2022, and the timing of such payments, if any, cannot be reasonably estimated. For additional information, see "Note 18—Income Taxes" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 51

PART II

Guarantors and Issuers of Guaranteed Securities
Leidos Holdings, Inc. (“Guarantor”) has fully and unconditionally guaranteed the debt securities of its subsidiary, Leidos, Inc. (“Issuer”), that were issued pursuant to transactions that were registered under the Securities Act of 1933, as amended (collectively, the “Registered Notes”). The following is a list of the Registered Notes guaranteed by Leidos Holdings, Inc.

Senior unsecured Registered Notes:
$500 million 2.950% notes, due May 2023
$500 million 3.625% notes, due May 2025
$750 million 4.375% notes, due May 2030
$1,000 million 2.300% notes, due February 2031
Leidos Holdings, Inc. has also fully and unconditionally guaranteed debt securities of Leidos, Inc. that were issued pursuant to transactions that were not registered under the Securities Act of 1933, as amended. The following is a list of unregistered debt securities guaranteed by Leidos Holdings, Inc.

Senior unsecured unregistered debt securities issued by Leidos, Inc.:
$250 million 7.125% notes, due July 2032
$300 million 5.500% notes, due July 2033
Additionally, Leidos, Inc. has fully and unconditionally guaranteed debt securities of Leidos Holding, Inc. that were issued pursuant to transactions that were not registered under the Securities Act of 1933, as amended. The following is a list of unregistered debt securities guaranteed by Leidos, Inc.

Senior unsecured unregistered debt securities issued by Leidos Holdings, Inc.:
$300 million 5.950% notes, due December 2040
The following summarized financial information includes the assets, liabilities and results of operations for the Guarantor and Issuer of the Registered Notes described above. Intercompany balances and transactions between the Issuer and Guarantor have been eliminated from the financial information below. Investments in the consolidated subsidiaries of the Issuer and Guarantor that do not guarantee the senior unsecured notes have been excluded from the financial information. Intercompany payables represent amounts due to non-guarantor subsidiaries of the Issuer.
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

December 30, 2022
(in millions)
Total current assets	$2,115
Goodwill	5,810
Other long-term assets	1,188
Total assets	$9,113

Total current liabilities	$2,922
Long-term debt, net of current portion	3,925
Intercompany payables	1,695
Other long-term liabilities	699
Total liabilities	$9,241
Leidos Holdings, Inc. Annual Report - 52

PART II

Statement of Income Information for the Guarantor and Issuer of Registered Notes

December 30, 2022
(in millions)
Revenues, net	$9,808
Operating income	698
Net income	250

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 10—Leases" and "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Critical Accounting Estimates
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
•Revenue Recognition
•Goodwill and Intangible Assets
Revenue Recognition
We perform work under various types of contracts, which include firm-fixed-price ("FFP"), time-and-materials ("T&M"), fixed-price-level-of-effort ("FP-LOE"), cost-plus-fixed-fee ("CPFF"), cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts. Some of these contracts require us to use estimates of the revenue and cost associated with the design, manufacture and delivery of our products and services for the purposes of recognizing revenue.
We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an IDIQ award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original contract or as a separate contract. Some of our cost-plus and fixed-price contracts contain award fees, incentive fees or other provisions that may either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. We estimate variable consideration at the most probable amount that we expect to be entitled to, based on the assessment of the contractual variable fee criteria, complexity of work and related risks, extent of customer discretion, amount of variable consideration received historically and the potential of significant reversal of revenue.
Leidos Holdings, Inc. Annual Report - 53

PART II

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
For the impacts of changes in estimates on our contracts, (see "Note 3—Summary of Significant Accounting Policies").
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
Goodwill is not amortized, but instead is tested annually, at the beginning of the fourth quarter, for impairment at the reporting unit level and may be tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. Intangible assets with indefinite lives are not amortized but are assessed for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Goodwill and intangible assets, net, collectively represent 59% and 60% of our total assets as of December 30, 2022 and December 31, 2021, respectively.
We may perform qualitative or quantitative analysis to test for impairment. Qualitative factors may include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit.
For quantitative analysis, we use discounted cash flow models and market multiple analyses in order to estimate reporting unit fair values. Discounted cash flow analyses rely on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future sales and earnings after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Market multiple analyses incorporate significant judgments and assumptions related to the selection of guideline public companies, our forecast earnings before interest, taxes, depreciation and amortization (“EBITDA”), forecast EBITDA of guideline public companies and control premium estimates.
We performed our annual test for impairment as of October 1, 2022, which resulted in no impairments being identified. However, through this analysis we determined that our Security Enterprise Solutions reporting unit within the Civil reportable segment, which holds goodwill in the amount of $899 million as of December 30, 2022, was at risk of future impairment. The estimated fair value of the Security Enterprise Solutions reporting unit exceeded the carrying value by approximately 13%. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which have been negatively impacted by COVID-19. The forecasts utilized to estimate the fair value of the Security Enterprise Solutions reporting unit assume continued global operations in all of our existing markets and a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. The fair value of the reporting unit is also negatively impacted by rising interest rate factored into cost of capital. In the event that there are significant unfavorable changes to the forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill or intangible assets at a future date.
Recently Adopted and Issued Accounting Pronouncements
For a discussion of these items, see "Note 2—Accounting Standards" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 54

PART II

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
Debt and derivatives
At December 30, 2022 and December 31, 2021, we had $4.9 billion and $5.1 billion, respectively, of debt, which included $1.5 billion and $1.7 billion, respectively, related to our senior unsecured term loans that have a variable stated interest rate that is determined based on either the London Interbank Offered Rate ("LIBOR") or the Stated Overnight Financing Date ("SOFR") rate plus a margin. As a result, we may experience fluctuations in interest expense.
As of December 30, 2022, we hold $500 million of unsecured notes due May 2023. We anticipate refinancing this obligation during fiscal 2023, at which time we will be subject to current market rates which may vary significantly from the existing rates on our debt.
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan ("Variable Rate Loan"). Under the terms of the interest rate swap agreements, we receive variable interest payments based on the one-month LIBOR rate and pay interest at a fixed rate. As of December 30, 2022, the notional value of the interest rate swap agreements was $1.0 billion. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. The fair value of our interest rate swap agreements with respect to our Variable Rate Loan was an asset of $20 million, as of December 30, 2022, and a liability of $53 million, as of December 31, 2021.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. The net hypothetical 10% movement in the one-month LIBOR or SOFR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see "Note 12—Derivative Instruments" and "Note 13—Debt," respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Cash and Cash Equivalents
As of December 30, 2022 and December 31, 2021, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2022 and fiscal 2021, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 8% of total revenues for fiscal 2022, 2021 and 2020.
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
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 30, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Leidos Holdings, Inc. Annual Report - 57

Goodwill Valuation – Security Enterprise Solutions Reporting Unit - Refer to Note 3 and Note 8 to the financial statements
Critical Audit Matter Description
The Company performed a quantitative impairment evaluation of the goodwill for the Security Enterprise Solutions reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, discount rates and expected long-term growth rates. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The goodwill balance was $6,696 million as of December 30, 2022 of which $899 million related to the Security Enterprise Solutions reporting unit. The Company’s accounting policy is to test for impairment on the first day of the fourth quarter of each year and more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of the quantitative assessment, the Company concluded that the fair value of the reporting unit exceeded the carrying value by $174 million, or 13%, which resulted in no impairment for the year ended December 30, 2022.
We identified goodwill for the Security Enterprise Solutions reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit and the difference between its fair value and carrying value. Performing audit procedures to develop an independent estimate of the fair value of the Security Enterprise Solutions reporting unit, which included evaluating estimates and assumptions related to the cost of capital, forecasts of future cash flows, and terminal growth rates due to the sensitivity of the operations to changes in global aviation security products and related services markets, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, terminal growth rate and forecasts of future revenues and cash flows for the Security Enterprise Solutions reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate, terminal growth rate and management’s development of forecasted revenues and cash flows.
•We developed an independent estimate of the fair value of the Security Enterprise Solutions reporting unit using the income approach. We utilized historical results of the reporting unit and inspected third-party industry reports for the global aviation security products and related services markets to develop projections. Additionally, we developed the discount rate and terminal year growth rate with the assistance of our fair value specialists.
•We developed an independent estimate of the fair value of the Security Enterprise Solutions reporting unit using the market approach. We selected guideline peer companies and developed enterprise value multiples of revenues and earnings before interest, taxes, depreciation and amortization.
•We calculated our independent expectation of the fair value of the reporting unit by weighting the results of the market and income approaches and compared the resulting fair value to the carrying value of the reporting unit.
Revenues — Refer to Note 3 and Note 4 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue on service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the contract as the Company performs the promised services. The accounting conclusions for contracts involves judgment, particularly as it relates to determining whether multiple promises within a single contract are highly interrelated and represent a single performance obligation and whether the Company is acting as a principal in the fulfillment of the identified performance obligations on certain contracts.
Leidos Holdings, Inc. Annual Report - 58

On firm-fixed-price ('FFP") contracts requiring system integration and cost-plus contracts with variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation.
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
•We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and revenues for identified performance obligations.
•We tested recorded revenue using a combination of analytical procedures and detailed contract testing.
•For a selection of contracts, we performed the following for each contract:
◦Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with generally accepted accounting principles, by:
▪Inspecting the executed contract to verify that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
▪Evaluating the contract within the context of the five-step model prescribed by accounting principles generally accepted in the United States of America and that management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is acting as principal in the fulfillment of the identified performance obligations.
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
February 14, 2023
We have served as the Company's auditor since fiscal 2000.
Leidos Holdings, Inc. Annual Report - 59

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2022	December 31, 2021
	(in millions)
Assets:
Cash and cash equivalents	$516	$727
Receivables, net	2,350	2,189
Inventory, net	287	274
Other current assets	490	429
Total current assets	3,643	3,619
Property, plant and equipment, net	847	670
Intangible assets, net	952	1,177
Goodwill	6,696	6,744
Operating lease right-of-use assets, net	545	612
Other long-term assets	388	439
Total assets	$13,071	$13,261

Liabilities:
Accounts payable and accrued liabilities	$2,254	$2,141
Accrued payroll and employee benefits	701	605
Short-term debt and current portion of long-term debt	992	483
Total current liabilities	3,947	3,229
Long-term debt, net of current portion	3,928	4,593
Operating lease liabilities	570	589
Deferred tax liabilities	40	239
Other long-term liabilities	233	267
Total liabilities	$8,718	$8,917

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10 million shares authorized and no shares issued and outstanding at December 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 140 million shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	2,005	2,423
Retained earnings	2,367	1,880
Accumulated other comprehensive loss	(73)	(12)
Total Leidos stockholders’ equity	4,299	4,291
Non-controlling interest	54	53
Total stockholders' equity	4,353	4,344
Total liabilities and stockholders' equity	$13,071	$13,261

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 60

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions, except per share amounts)
Revenues	$14,396	$13,737	$12,297
Cost of revenues	12,312	11,723	10,560
Selling, general and administrative expenses	950	860	770
Credit losses (recoveries), net	1	(9)	(68)
Acquisition, integration and restructuring costs	17	27	39
Asset impairment charges	40	4	12
Equity earnings of non-consolidated subsidiaries	(12)	(20)	(14)
Operating income	1,088	1,152	998
Non-operating expense:
Interest expense, net	(199)	(184)	(179)
Other expense, net	(3)	(1)	(38)
Income before income taxes	886	967	781
Income tax expense	(193)	(208)	(152)
Net income	693	759	629
Less: net income attributable to non-controlling interest	8	6	1
Net income attributable to Leidos common stockholders	$685	$753	$628

Earnings per share:
Basic	$5.00	$5.34	$4.42
Diluted	4.96	5.27	4.36

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 61

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Net income	$693	$759	$629
Foreign currency translation adjustments	(95)	(8)	63
Unrecognized gain (loss) on derivative instruments	54	29	(37)
Pension adjustments	(20)	13	(2)
Total other comprehensive (loss) income, net of taxes	(61)	34	24
Comprehensive income	632	793	653
Less: comprehensive income attributable to non-controlling interest	8	6	1
Comprehensive income attributable to Leidos common stockholders	$624	$787	$652

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 62

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share amounts)
Balance at January 3, 2020	141	$2,587	$896	$(70)	$3,413	$4	$3,417
Cumulative adjustments related to ASU adoptions	—	—	(1)	—	(1)	—	(1)
Balance at January 4, 2020	141	2,587	895	(70)	3,412	4	3,416
Net income	—	—	628	—	628	1	629
Other comprehensive income, net of taxes	—	—	—	24	24	—	24
Issuances of stock	1	36	—	—	36	—	36
Repurchases of stock and other	—	(105)	—	—	(105)	—	(105)
Dividends of $1.36 per share	—	—	(195)	—	(195)	—	(195)
Stock-based compensation	—	62	—	—	62	—	62
Net capital contributions from non-controlling interest	—	—	—	—	—	4	4
Balance at January 1, 2021	142	2,580	1,328	(46)	3,862	9	3,871
Net income	—	—	753	—	753	6	759
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	1	46	—	—	46	—	46
Repurchases of stock and other	(3)	(270)	—	—	(270)	—	(270)
Dividends of $1.40 per share	—	—	(201)	—	(201)	—	(201)
Stock-based compensation	—	67	—	—	67	—	67
Net capital contributions from non-controlling interest	—	—	—	—	—	38	38
Balance at December 31, 2021	140	2,423	1,880	(12)	4,291	53	4,344
Net income	—	—	685	—	685	8	693
Other comprehensive loss, net of taxes	—	—	—	(61)	(61)	—	(61)
Issuances of stock	1	51	—	—	51	—	51
Repurchases of stock and other	(4)	(542)	—	—	(542)	—	(542)
Dividends of $1.44 per share	—	—	(198)	—	(198)	—	(198)
Stock-based compensation	—	73	—	—	73	—	73
Net capital distributions to non-controlling interest	—	—	—	—	—	(7)	(7)
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 63

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Cash flows from operations:
Net income	$693	$759	$629
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	333	325	282
Stock-based compensation	73	67	62
Loss on debt extinguishment	—	—	36
Asset impairment charges	40	4	12
Deferred income taxes	(211)	(26)	(4)
Other	26	(7)	14
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(174)	(5)	(127)
Other current assets and other long-term assets	160	143	104
Accounts payable and accrued liabilities and other long-term liabilities	(149)	(212)	151
Accrued payroll and employee benefits	98	(32)	161
Income taxes receivable/payable	97	15	14
Net cash provided by operating activities	986	1,031	1,334
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(192)	(622)	(2,655)
Payments for property, equipment and software	(129)	(104)	(183)
Proceeds from disposition of businesses	15	—	—
Net proceeds from sale of assets	6	—	12
Other	(13)	(4)	11
Net cash used in investing activities	(313)	(730)	(2,815)
Cash flows from financing activities:
Proceeds from debt issuance	380	380	7,225
Repayments of borrowings	(545)	(106)	(5,456)
Payments for debt issuance and modification costs	—	—	(51)
Dividend payments	(199)	(199)	(196)
Repurchases of stock and other	(542)	(270)	(105)
Proceeds from issuances of stock	48	44	35
Net capital (distributions to) contributions from non-controlling interests	(7)	38	4
Other	—	—	(5)
Net cash (used in) provided by financing activities	(865)	(113)	1,451
Net (decrease) increase in cash, cash equivalents and restricted cash	(192)	188	(30)
Cash, cash equivalents and restricted cash at beginning of year	875	687	717
Cash, cash equivalents and restricted cash at end of year	683	875	687
Less: restricted cash at end of year	167	148	163
Cash and cash equivalents at end of year	$516	$727	$524

Leidos Holdings, Inc. Annual Report - 64

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$195	$182	$161
Cash paid for income taxes, net of refunds	217	221	140
Non-cash investing activity:
Property, plant and equipment additions	$7	$4	$18
Non-cash financing activity:
Finance lease obligations	$1	$51	$12

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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Capital distributions to non-controlling interests" and "Capital contributions from non-controlling interests" into "Net capital (distributions to) contributions from non-controlling interests", "Collections on promissory notes" and "Bad debt expense and recoveries" into "Other" on the consolidated statements of cash flows.

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
We adopted the requirements of ASU 2021-08 using the prospective method effective the first day of fiscal 2022. For business combinations occurring after adoption, we measured contract assets and liabilities acquired in accordance ASC 606.
Accounting Standards Updates Issued But Not Yet Adopted
ASU 2020-04, ASU 2021-01, and ASU 2022-06 Reference Rate Reform In March 2020, the FASB issued ASU 2020-04, which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022.
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the discounting transition through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the deadline for application of ASU 2021-01 through December 31, 2024. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. We are currently evaluating the impacts of the reference rate reform. Except for our new $380 million term loan entered into on May 6, 2022 (see "Note 13—Debt"), we currently use the one-month LIBOR for which the rate publication will cease in June 2023.
Note 3—Summary of Significant Accounting Policies
Reporting Periods
Leidos' fiscal year ends on the Friday nearest the end of December. Fiscal 2022 ended December 30, 2022. Fiscal 2022, 2021 and 2020 each included 52 weeks.
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
Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions, except for per share amounts)
Favorable impact	$146	$149	$137
Unfavorable impact	(113)	(102)	(61)
Net favorable impact to income before income taxes	$33	$47	$76

Impact on diluted EPS attributable to Leidos common stockholders	$0.17	$0.25	$0.39
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using our statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2022, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was $9 million, $26 million and $40 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
Selling, General and Administrative Expenses
We classify indirect costs incurred within or allocated to our U.S. government customers as overhead (included in "Cost of revenues") or general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. government Cost Accounting Standards.
Selling, general and administrative expenses include general and administrative, bid and proposal, company-funded research and development expenses, and legal fees and settlements.
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $116 million, $109 million and $73 million for fiscal 2022, 2021 and 2020, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
We record liabilities for uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to uncertain tax positions in our income tax expense.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the consolidated balance sheets. At December 30, 2022, and December 31, 2021, $158 million and $138 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" on the consolidated balance sheets. Our restricted cash balances were $167 million and $148 million at December 30, 2022, and December 31, 2021, respectively.
Receivables
Receivables include amounts billed and currently due from customers, amounts billable where the right to consideration is unconditional and amounts unbilled. Amounts billable and unbilled amounts are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the Defense Contract Management Agency.
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
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Generally, raw material inventory is valued using the average cost method. Work-in-process inventory may include material costs, labor and allocable overhead costs. The majority of finished goods inventory consists of technology and security products, inspection systems, baggage scanning equipment and small glide munitions. Inventory is evaluated against historical or planned usage to determine appropriate provisions for obsolete inventory.
Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value of the reporting unit may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During both fiscal 2022 and 2021, we had seven reporting units for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach, which depends on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit's fair value over its carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events relevant to the entity or reporting unit under evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that a reporting unit's fair value is less than its carrying value, a quantitative goodwill impairment test is performed.
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
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-15
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Vehicles and transportation equipment	Straight-line	2-15
Office furniture and fixtures	Straight-line or declining-balance	6-9
We evaluate our long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying value of the asset exceeds its estimated fair value.
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
ROU assets and lease liabilities are recorded on the consolidated balance sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term. We generally do not know the discount rate implicit in our leases; therefore, the discount rate used is our incremental borrowing rate which is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. An ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used.
Leidos Holdings, Inc. Annual Report - 74

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At December 30, 2022, certain of the Company's equipment leases include residual value guarantees.
We use the practical expedient to not separate non-lease components from lease components and instead account for both components as a single lease. The practical expedient is applied to all material classes of leased assets except for aircraft, for which we account for the lease component and non-lease component separately.
The related lease payments on short-term facilities and equipment leases are recognized as expense on a straight-line basis over the lease term.
ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. ROU assets are assessed for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and the carrying amount of the asset exceeds its estimated fair value. This includes an establishment of a plan of abandonment, which occurs when we have committed to a plan to abandon the lease before the end of its previously estimated useful life and there is no expectation that we will re-enter or re-purpose the space.
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
We have arrangements that contain both lease and non-lease components. We account for them as one unit of account if the timing and pattern of transfer is identical for both the lease and the non-lease components and the lease component would be classified as an operating lease if accounted for separately. If both criteria are met and the predominant component is a lease, then the entire arrangement will be accounted for in accordance with ASC 842. If we account for an arrangement both as a lease and non-lease component, then the allocation of consideration for each component will be based on the relative standalone sales price.
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

Note 4—Revenues
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
As of December 30, 2022, we had $15.4 billion of RPO and expect to recognize approximately 57% and 74% over the next 12 months and 24 months, respectively, with the remaining to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Year Ended December 30, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$6,027	$84	$999	$7,110
Other U.S. government agencies(1)	1,004	2,660	1,576	5,240
Commercial and non-U.S. customers	1,211	618	108	1,937
Total	$8,242	$3,362	$2,683	$14,287

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$5,939	$54	$756	$6,749
Other U.S. government agencies(1)	964	2,447	1,681	5,092
Commercial and non-U.S. customers	1,126	543	107	1,776
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$5,407	$59	$519	$5,985
Other U.S. government agencies(1)	995	2,418	1,329	4,742
Commercial and non-U.S. customers	937	426	107	1,470
Total	$7,339	$2,903	$1,955	$12,197
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
Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by contract-type were as follows:

	Year Ended December 30, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,620	$1,781	$712	$7,113
Firm-fixed-price	2,642	1,077	1,683	5,402
Time-and-materials and fixed-price-level-of-effort	980	504	288	1,772
Total	$8,242	$3,362	$2,683	$14,287

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,792	$1,576	$508	$6,876
Firm-fixed-price	2,290	1,020	1,661	4,971
Time-and-materials and fixed-price-level-of-effort	947	448	375	1,770
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,504	$1,411	$280	$6,195
Firm-fixed-price	2,067	1,061	1,303	4,431
Time-and-materials and fixed-price-level-of-effort	768	431	372	1,571
Total	$7,339	$2,903	$1,955	$12,197
Cost-reimbursement and FP-IF contracts are generally lower risk and have lower profits. T&M and FP-LOE contracts are also lower risk, but profits may vary depending on actual labor costs compared to negotiated contract billing rates. FFP contracts offer the potential for higher profits while increasing the exposure to risk of cost overruns.
Leidos Holdings, Inc. Annual Report - 78

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by geographic location were as follows:

	Year Ended December 30, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,212	$3,203	$2,683	$13,098
International	1,030	159	—	1,189
Total	$8,242	$3,362	$2,683	$14,287

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,045	$2,880	$2,544	$12,469
International	984	164	—	1,148
Total	$8,029	$3,044	$2,544	$13,617

	Year Ended January 1, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$6,501	$2,738	$1,955	$11,194
International	838	165	—	1,003
Total	$7,339	$2,903	$1,955	$12,197
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
Revenues by contract-type, customer-type and geographic location exclude lease income of $109 million, $120 million and $100 million for fiscal 2022, 2021 and 2020, respectively (see "Note 10—Leases").
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
Leidos Holdings, Inc. Annual Report - 79

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	December 30, 2022	December 31, 2021
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,010	$1,022

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$380	$364

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$29	$24
(1) Certain contracts record revenue on a net contract basis, and therefore, the respective deferred revenue balance will not fully convert to revenue.
Revenue recognized during fiscal 2022 and 2021 of $270 million and $340 million, respectively, was included as a contract liability at December 31, 2021, and January 1, 2021, respectively.
There were no impairment losses recognized on contract assets during fiscal 2022, 2021 and 2020.
Note 5—Acquisitions and Divestitures
Acquisitions
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2022, we completed the acquisition of Cobham Aviation Services Australia’s Special Mission business ("Cobham Special Mission"). During fiscal 2021, we completed the acquisitions of Gibbs & Cox, 1901 Group, LLC ("1901 Group"), and an immaterial strategic acquisition. During fiscal 2020, we completed the acquisitions of L3Harris Technologies' security detection and automation businesses (the "SD&A Businesses") and Dynetics, Inc. ("Dynetics").
Cobham Special Mission Acquisition
On October 30, 2022 (the "Agreement Date"), we completed the acquisition of Cobham Special Mission for a preliminary purchase consideration of $295 million Australian dollars, net of $10 million of Australian dollars acquired, approximately $190 million United States dollars, net of $6 million of cash acquired, which is subject to working capital adjustments. Cobham Special Mission provides airborne border surveillance and search and rescue services to the Australian Federal Government.
The preliminary goodwill recognized of $26 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. None of the goodwill recognized is tax deductible.
In connection with this acquisition, we acquired preliminary fair value of property, plant and equipment of $147 million at the Agreement Date. The following table summarizes the preliminary fair value of intangible assets acquired at the Agreement Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	7	$21
Technology	9	4
Total	7	$25
Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 30, 2022, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, property, plant and equipment, intangible assets, accounts receivables, accounts payable and accrued liabilities and other long-term liabilities.
For fiscal 2022, $21 million of revenues related to the Cobham Special Mission acquisition were recognized within the Defense Solutions reportable segment.
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
For fiscal 2022 and fiscal 2021, $114 million and $98 million, respectively, of revenues related to the Gibbs & Cox acquisition were recognized within the Defense Solutions reportable segment.
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
For fiscal 2022 and fiscal 2021, $40 million and $47 million, respectively, of revenues related to the 1901 Group acquisition were recognized within the Defense Solutions reportable segment.
Strategic Business Acquisition
On September 21, 2021, we completed an immaterial strategic business acquisition for purchase consideration of approximately $36 million. In connection with the transaction, the Company recognized an $8 million program intangible asset and goodwill of $25 million.
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
The final fair values of the assets acquired and liabilities assumed at the Transaction Date were as follows (in millions):

Current assets	$287
Intangible assets	355
Other assets	67
Current liabilities	(140)
Long-term liabilities	(97)
Total identifiable net assets acquired	472
Goodwill	574
Purchase price	$1,046
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
The following table summarizes the final fair value of intangible assets acquired at the Transaction Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	13	$141
Customer relationships	10	49
Technology	10	73
In-process research and development ("IPR&D")(1)	—	92
Total	11	$355
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
For fiscal 2022, fiscal 2021 and fiscal 2020, $330 million, $291 million and $243 million, respectively, of revenues related to the SD&A Businesses were recognized within the Civil reportable segment.
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
Leidos Holdings, Inc. Annual Report - 82

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final fair values of the assets acquired and liabilities assumed at the Acquisition Date were as follows (in millions):

Current assets	$241
Intangible assets	528
Other assets	205
Current liabilities	(79)
Long-term liabilities	(24)
Total identifiable net assets acquired	871
Goodwill	789
Purchase price	$1,660
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
For fiscal 2022, fiscal 2021 and fiscal 2020, $950 million, $1,065 million and $937 million, respectively, of revenues related to Dynetics were recognized within the Defense Solutions reportable segment.
Acquisition and Integration Costs
The following expenses were incurred related to the acquisitions of Dynetics, the SD&A Businesses, 1901 Group, Gibbs & Cox, Cobham Special Mission and our strategic business acquisition:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Acquisition costs	$—	$4	$23
Integration costs	16	20	12
Total acquisition and integration costs	$16	$24	$35
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statement of income.
Divestitures
Aviation & Missile Solutions LLC ("AMS")
On November 22, 2021, our Defense Solutions reportable segment signed a definitive agreement to dispose of its AMS business in order to focus on leading-edge and technologically advanced services, solutions and products. The divestiture was completed on April 29, 2022. The net sales price was $15 million and net assets of $19 million were divested. The loss was recorded in "Other expense, net" on the consolidated statements of income. This disposition did not meet the criteria to be classified as a discontinued operation in the financial statements.
Leidos Holdings, Inc. Annual Report - 83

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Receivables
The components of receivables, net consisted of the following:

	December 30, 2022	December 31, 2021
	(in millions)
Billed and billable receivables	$1,368	$1,194
Unbilled receivables	1,010	1,022
Allowance for credit losses	(28)	(27)
	$2,350	$2,189
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During fiscal 2022, 2021 and 2020, we sold $209 million, $693 million and $1,866 million, respectively, of accounts receivable under the agreements and received proceeds of $209 million, $693 million and $1,864 million, respectively. These activities are classified as operating activities in the consolidated statements of cash flows.
These transfers have been recognized as a sale, as the receivables had been legally isolated from Leidos, the financial institution had the right to pledge or exchange the assets received and we did not maintain effective control over the transferred accounts receivable. As of December 30, 2022, and December 31, 2021, all sold receivables had been remitted to the financial institution.
Note 7—Inventory
The components of inventory, net consisted of the following:

	December 30, 2022	December 31, 2021
	(in millions)
Raw materials	$180	$154
Work in process	34	27
Finished goods	73	93
	$287	$274

Note 8—Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at January 1, 2021(1)	$3,300	$2,047	$966	$6,313
Acquisitions of businesses	425	5	—	430
Divestiture of a business	(1)	—	—	(1)
Goodwill re-allocation	(17)	17	—	—
Foreign currency translation adjustments	(26)	28	—	2
Goodwill at December 31, 2021(1)	3,681	2,097	966	6,744
Acquisitions of businesses	26	—	—	26
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(37)	(31)	—	(68)
Goodwill at December 30, 2022(1)	$3,664	$2,066	$966	$6,696
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
Leidos Holdings, Inc. Annual Report - 84

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2022, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units' carrying values. We performed a quantitative analysis for certain reporting units and concluded that these reporting units were not impaired as their fair values exceeded their carrying values. The quantitative analysis for the Security Enterprise Solutions reporting unit, which holds goodwill of $899 million as of December 30, 2022, showed that fair value exceeded carrying value by 13%. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which have been negatively impacted by COVID-19. The forecasts utilized to estimate the fair value of the Security Enterprise Solutions reporting unit assume continued global operations in all of our existing markets and a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. In the event that there are significant unfavorable changes to the forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill or intangible assets at a future date.
In the fourth quarter of fiscal 2021, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units' carrying values. For reporting units whose composition was affected by a reorganization, or those for which an indication of impairment exists, a quantitative assessment was performed. The quantitative analysis for the Security Enterprise Solutions reporting unit within the Civil reportable segment, which holds goodwill in the amount of $926 million as of December 31, 2021, showed that the fair value of the reporting unit exceeded the carrying value.
In the fourth quarter of fiscal 2020, we performed a qualitative analysis for all reporting units and determined that it was more likely than not that the fair values of the reporting units were in excess of the individual reporting units carrying values, and as a result, a quantitative step one analysis was not necessary.
As a result, no goodwill impairments were identified as part of the annual goodwill impairment evaluation for the periods mentioned above.
Leidos Holdings, Inc. Annual Report - 85

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets, net consisted of the following:

	December 30, 2022			December 31, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,721	$(1,016)	$705	$1,722	$(830)	$892
Software and technology	225	(136)	89	230	(121)	109
Customer relationships	87	(25)	62	97	(18)	79
Backlog	—	—	—	38	(37)	1
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,034	(1,178)	856	2,088	(1,007)	1,081
Indefinite-lived intangible assets:
In-process research and development (1)	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,130	$(1,178)	$952	$2,184	$(1,007)	$1,177
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Amortization expense related to intangible assets was $230 million, $228 million and $198 million for fiscal 2022, 2021 and 2020, respectively.
The estimated annual amortization expense related to finite-lived intangible assets as of December 30, 2022, is as follows:

Fiscal Year Ending
(in millions)
2023	$208
2024	153
2025	124
2026	99
2027	71
2028 and thereafter	201
$856
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, the outcome and timing of completion of in-process research and development projects and other factors.
In the fourth quarter of fiscal 2022, we evaluated indefinite-lived intangibles for impairment and concluded that no impairment was necessary.
Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 30, 2022	December 31, 2021
	(in millions)
Computers and other equipment	$399	$373
Leasehold improvements	404	367
Vehicles and transportation equipment	210	99
Buildings and improvements	138	140
Office furniture and fixtures	64	65
Land	17	18
Construction in progress	147	78
	1,379	1,140
Less: accumulated depreciation and amortization	(532)	(470)
	$847	$670
Depreciation expense was $103 million, $97 million and $84 million for fiscal 2022, 2021 and 2020, respectively.

Leidos Holdings, Inc. Annual Report - 87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Leases
Lessee
ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	December 30, 2022	December 31, 2021
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$43	$51
Operating leases	Operating lease right-of-use assets, net	545	612
		$588	$663
Current lease liabilities:
Finance leases	Short-term debt and current portion of long-term debt	$6	$9
Operating leases	Accounts payable and accrued liabilities	130	140
		$136	$149
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$38	$43
Operating leases	Operating lease liabilities	570	589
		$608	$632
During fiscal 2022, we reduced our leased space by exiting and consolidating underutilized buildings as part of an ongoing facility rationalization effort. We used discounted cash flow models to estimate the fair values of the affected assets and as a result, we recorded impairments of ROU and other assets in the amount of $37 million. The impairment charges were allocated across our reportable segments and to Corporate.
During fiscal 2020, we made a decision to vacate one of our facilities. The carrying amount was determined to be less than the expected recovery from sublease income and as a result, we recorded an impairment charge of $11 million, which was recorded within our Health reportable segment.
Total lease cost for the periods presented consisted of the following:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Finance lease cost:
Amortization of ROU assets	$9	$11	$9
Interest on lease liabilities	1	1	—
	10	12	9

Operating lease cost(1)	161	172	169

Variable lease cost	42	90	103
Short-term lease cost	3	4	8
Less: Sublease income	(6)	(8)	(11)
Total lease cost	$210	$270	$278
(1) Includes ROU lease expense of $134 million, $150 million and $145 million for fiscal 2022, 2021 and 2020, respectively.
Lease costs and sublease income are included in "Cost of revenues" and "Selling, general and administrative expenses" within the consolidated statements of income.
Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms and discount rates related to leases were as follows:

	December 30, 2022	December 31, 2021	January 1, 2021
Weighted-average remaining lease term (in years):
Finance leases	8.2	8.4	2.9
Operating leases	7.5	6.8	7.3
Weighted-average discount rate:
Finance leases	2.6%	2.5%	2.7%
Operating leases	3.3%	3.2%	3.5%
Other information related to leases was as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$1	$1	$—
Operating cash related to operating leases	168	174	164
Financing cash flows related to finance leases	9	11	9
ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$1	$51	$12
Operating lease liabilities	122	161	314
The change in operating ROU assets and lease liabilities are presented within cash flows from operations on the consolidated statements of cash flows.
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at December 30, 2022, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2023	$8	$152
2024	5	143
2025	5	103
2026	5	79
2027	5	57
2028 and thereafter	21	266
Total undiscounted cash flows	49	800
Less: imputed interest	(5)	(100)
Lease liability as of December 30, 2022	$44	$700
Lessor
As of December 30, 2022 and December 31, 2021, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $103 million and $93 million, respectively. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other long-term assets", respectively, on the consolidated balance sheets.
Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease income were as follows:

		Year Ended
	Income statement line item	December 30, 2022	December 31, 2021	January 1, 2021
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$65	$80	$61
Cost of underlying asset	Cost of revenues	(52)	(60)	(47)
Operating income		13	20	14
Interest income on lease receivables	Revenues	9	8	8
		22	28	22

Operating lease income	Revenues	35	32	31
Total lease income		$57	$60	$53
As of December 30, 2022, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2023	$42	$26
2024	31	27
2025	20	29
2026	11	—
2027	6	—
2028 and thereafter	4	—
Total undiscounted cash flows	$114	$82
Present value of lease payments as lease receivables	103
Difference between undiscounted cash flows and discounted cash flows	$11

Note 11—Fair Value Measurements
Financial instruments measured on a recurring basis at fair value consisted of the following:

	December 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$20	$20	$—	$—
Financial liabilities:
Derivatives	$—	$—	$53	$53
As of December 30, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan (see "Note 12—Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2 inputs).
Financial instruments measured on a recurring basis at fair value also include our defined benefit plan assets (Level 2 inputs). See "Note 19—Retirement Plans" for further details on these investments.
Leidos Holdings, Inc. Annual Report - 90

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $12 million and $15 million as of December 30, 2022 and December 31, 2021, respectively, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of December 30, 2022 and December 31, 2021, the fair value of debt was $4.6 billion and $5.4 billion, respectively, and the carrying amount was $4.9 billion and $5.1 billion, respectively (see "Note 13—Debt"). The fair value of debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On October 30, 2022, May 7, 2021, and January 14, 2021, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisitions of Cobham Special Mission, Gibbs & Cox and 1901 Group, respectively. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. See "Note 5—Acquisitions and Divestitures" for further details on these acquisitions. As of December 30, 2022 and December 31, 2021, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 12—Derivative Instruments
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	December 30, 2022	December 31, 2021
		(in millions)
Asset derivatives:
Cash flow interest rate swaps	Other long-term assets	$20	$—
Liability derivatives:
Cash flow interest rate swaps	Other long-term liabilities	$—	$53
The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statements of cash flows.
During fiscal 2022, we entered into a foreign currency forward contract to offset foreign currency fluctuations of the $310 million Australian dollar preliminary purchase price for the Cobham Special Mission acquisition against the U.S. dollar. We realized a loss of $18 million resulting from the settlement of the foreign currency forward contract. The loss was recorded within Corporate and presented in "Other expense, net" on the consolidated statements of income and the settlement associated with the foreign currency forward contract was classified as investing activities in the consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.0 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan, which are based on the LIBOR rate. Under the terms of the interest rate swap agreements, we receive monthly variable interest payments based on the one-month LIBOR rate and pay interest at a fixed rate.
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
Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Total interest expense, net presented in the consolidated statements of income in which the effects of cash flow hedges are recorded	$199	$184	$179
Amount recognized in other comprehensive income (loss)	59	18	(61)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	11	19	14
We expect to reclassify net gains of $14 million from accumulated other comprehensive loss into earnings during the next 12 months.
Leidos Holdings, Inc. Annual Report - 92

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Debt
Debt consisted of the following:

	Stated interest rate	Effective interest rate	December 30, 2022	December 31, 2021
			(in millions)
Short-term debt and current portion of long-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2022	1.54%	1.64%	$—	$380
$380 million term loan, due May 2023	5.42%	5.51%	320	—
Current portion of long-term debt			672	103
Total short-term debt and current portion of long-term debt			$992	$483

Long-term debt:
Senior unsecured term loan:
$1,925 million term loan, due January 2025	5.77%	6.09%	$1,211	$1,306
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	500	500
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Notes payable and finance leases due on various dates through fiscal 2032	1.84%-4.51%	Various	44	54
Less: unamortized debt discounts and deferred debt issuance costs			(34)	(43)
Total long-term debt			4,600	4,696
Less: current portion			(672)	(103)
Total long-term debt, net of current portion			$3,928	$4,593
Term Loans and Revolving Credit Facility
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
On May 7, 2021, we entered into a credit agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million with maturity 364 days after the credit agreement date. The proceeds were used to fund the acquisition of Gibbs & Cox. The term loan was repaid on May 6, 2022.
Leidos Holdings, Inc. Annual Report - 93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.9 billion (the "Term Loan Facility") and a $750 million senior unsecured revolving facility (the "Revolving Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities are scheduled to mature in January 2025, with the Revolving Facility subject to two additional one year extensions. As of December 30, 2022, and December 31, 2021, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes will be issued in minimum denominations of $0.25 million and will have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of December 30, 2022, and December 31, 2021, we did not have any Commercial Paper Notes outstanding.
Principal Payments and Debt Issuance Costs
We made principal payments on our debt of $545 million, $106 million and $731 million during fiscal 2022, 2021 and 2020, respectively. This activity included required principal payments on our term loans of $476 million, $96 million and $72 million during fiscal 2022, 2021 and 2020, respectively. During fiscal 2020, we made $4,925 million of principal repayments for outstanding debt and retired the $450 million senior notes.
Principal payments are made quarterly on our Term Loan Facility, with the majority of the principal due at maturity. Interest on the Term Loan Facility is payable on a periodic basis, which must be at least quarterly. Principal on the Term Loan Agreement is due at maturity and interest is paid monthly. Interest on the senior fixed rate unsecured notes is payable on a semi-annual basis with principal payments due at maturity.
Amortization of debt discount and deferred financing costs was $11 million for both fiscal 2022 and 2021, and $16 million for fiscal 2020.
The Credit Facilities, the Term Loan Agreement, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of December 30, 2022.
Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2023	$996
2024	197
2025	1,353
2026	4
2027	5
2028 and thereafter	2,399
Total principal payments	4,954
Less: unamortized debt discount and issuance costs	(34)
Total short-term and long-term debt	$4,920

Note 14—Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at January 3, 2020	$(33)	$(33)	$(4)	$(70)
Other comprehensive income (loss)	70	(61)	(3)	6
Taxes	(7)	10	1	4
Reclassification from AOCI	—	14	—	14
Balance at January 1, 2021	30	(70)	(6)	(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from AOCI	—	19	—	19
Balance at December 31, 2021	22	(41)	7	(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	$(73)	$13	$(13)	$(73)
Reclassifications for unrecognized gain (loss) on derivative instruments are associated with outstanding debt and are recorded in "Interest expense, net" on the consolidated statements of income. See "Note 12—Derivative Instruments" for more information on our interest rate swap agreements.

Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Composition of Certain Financial Statement Captions

Balance Sheets	December 30, 2022	December 31, 2021
	(in millions)
Other current assets:
Restricted cash	$167	$148
Transition costs and project assets(1)	132	110
Other(2)	191	171
	$490	$429
Other long-term assets:
Transition costs and project assets(1)	$74	$121
Equity method investments(3)	18	25
Other(2)	296	293
	$388	$439
Accounts payable and accrued liabilities:
Accrued liabilities(4)	$772	$747
Accounts payable	733	692
Deferred revenue	380	364
Other(2)(4)	369	338
	$2,254	$2,141
Accrued payroll and employee benefits:
Accrued vacation	$356	$351
Salaries, bonuses and amounts withheld from employees’ compensation	345	254
	$701	$605
(1) During the year ended December 30, 2022, and December 31, 2021, $489 million and $428 million, respectively, of amortization was recognized related to transition costs and project assets.
(2) Balance represents items that are not individually significant to disclose separately.
(3) Balances are net of $19 million and $16 million of dividends received during fiscal 2022 and fiscal 2021, respectively, that were recorded in cash flows provided by operating activities of continuing operations on the consolidated statements of cash flows.
(4) Certain accounts in accrued liabilities were reclassified in the prior year to other to conform to current year presentation.

	Year Ended
Statements of Income	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Other expense, net:
Loss on debt extinguishment	$—	$—	$(36)
Loss on sale of businesses	—	(3)	—
Loss on foreign currencies	(3)	(1)	(4)
Other income, net	—	3	2
	$(3)	$(1)	$(38)

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
The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Basic weighted average number of shares outstanding	137	141	142
Dilutive common share equivalents—stock options and other stock awards	1	2	2
Diluted weighted average number of shares outstanding	138	143	144
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both fiscal 2022 and 2021. There were no significant anti-diluted equity awards for fiscal 2020.
Share Repurchases
During fiscal 2021 and 2020, we made open market repurchases of our common stock for an aggregate purchase price of $237 million and $67 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into Accelerated Share Repurchase agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares.
The repurchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Note 17—Stock-Based Compensation
Plan Summaries
As of December 30, 2022, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The 2017 Omnibus Incentive Plan provides Leidos and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 25% a year over four years or cliff vest in three years. As of December 30, 2022, 3.5 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
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
Our ESPP allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2022, 2021 and 2020, the discount was 10% of the fair market value on the date of purchase. During fiscal 2022, 2021 and 2020, $45 million, $39 million and $32 million, respectively, was received from ESPP plan participants for the issuance of Leidos' stock. A total of 2.9 million shares remain available for future issuance under the ESPP.
Leidos Holdings, Inc. Annual Report - 97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Total stock-based compensation expense	$73	$67	$62
Tax benefits recognized from stock-based compensation	16	17	15
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
During fiscal 2022, 2021 and 2020, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatilities.
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

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
Weighted average grant-date fair value	$24.67	$20.23	$19.64
Expected term (in years)	4.7	4.6	4.5
Expected volatility	29.5%	29.6%	25.0%
Risk-free interest rate	1.6%	0.7%	0.6%
Dividend yield	1.6%	1.3%	1.3%
Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 3, 2020	2.4	$46.04	3.8	$128
Options granted	0.3	106.73
Options forfeited or expired	(0.1)	66.84
Options exercised	(0.4)	35.94		29
Outstanding at January 1, 2021	2.2	$56.01	3.5	$108
Options granted	0.3	90.25
Options forfeited or expired	—	85.42
Options exercised	(0.4)	38.79		27
Outstanding at December 31, 2021	2.1	$65.18	3.5	$54
Options granted	0.3	105.01
Options forfeited or expired	—	92.10
Options exercised	(0.6)	39.26		41
Outstanding at December 30, 2022	1.8	$81.45	3.9	$42
Exercisable at December 30, 2022	1.0	$69.70	2.8	$34
Vested and expected to vest in the future as of December 30, 2022	1.7	$81.24	3.9	$42
As of December 30, 2022, there was $6 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 2.1 years. Tax benefits from stock options exercised for fiscal 2022, 2021 and 2020 were $9 million, $6 million and $7 million, respectively.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of either three to four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.
Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 3, 2020	1.4	$60.91
Awards granted	0.5	106.38
Awards forfeited	(0.1)	79.61
Awards vested	(0.5)	56.36
Unvested stock awards at January 1, 2021	1.3	$79.05
Awards granted	0.7	91.09
Awards forfeited	(0.1)	89.56
Awards vested	(0.5)	71.60
Unvested stock awards at December 31, 2021	1.4	$88.89
Awards granted	0.5	104.78
Awards forfeited	(0.1)	99.38
Awards vested	(0.5)	74.20
Unvested stock awards at December 30, 2022	1.3	$98.52
As of December 30, 2022, there was $52 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock units that vested in fiscal 2022, 2021 and 2020 was $52 million, $48 million and $58 million, respectively. In addition, the fair value of dividend equivalents with respect to restricted stock units that vested in fiscal 2022, 2021 and 2020 was immaterial.
Performance-Based Stock Awards
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2022, 2021 and 2020, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2022, 2021 and 2020, we granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Leidos Holdings, Inc. Annual Report - 100

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 3, 2020	0.6	$63.66
Awards granted	0.2	103.34
Awards forfeited	(0.1)	72.96
Awards vested	(0.2)	58.61
Unvested at January 1, 2021	0.5	$80.20
Awards granted	0.2	86.88
Awards forfeited	—	89.65
Awards vested	(0.2)	65.30
Unvested at December 31, 2021	0.5	$88.72
Awards granted	0.2	114.98
Awards forfeited	—	103.06
Awards vested	(0.2)	67.79
Unvested at December 30, 2022	0.5	$106.70
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2022, 2021 and 2020 was $105.07, $89.26 and $106.80, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2022, 2021 and 2020 was $129.42, $88.21 and $127.92, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
Expected volatility	33.18%	32.86%	23.99%
Risk free rate of return	1.61%	0.29%	0.50%
Weighted average grant date stock price	$107.67	$90.85	$105.12
As of December 30, 2022, there was $21 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of performance-based stock awards that vested in fiscal 2022, 2021 and 2020 was $17 million, $19 million, and $25 million, respectively.
Leidos Holdings, Inc. Annual Report - 101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Current:
Federal	$290	$156	$90
State	80	49	37
Foreign	33	29	28
Deferred:
Federal	(169)	(20)	13
State	(36)	(3)	(11)
Foreign	(5)	(3)	(5)
Total	$193	$208	$152
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Amount computed at the statutory federal income tax rate	$186	$203	$164
State income taxes, net of federal tax benefit	36	34	20
Research and development credits	(31)	(23)	(26)
Excess tax benefits from stock-based compensation	(13)	(11)	(15)
Change in valuation allowance for deferred tax assets	3	5	(5)
Impact of foreign operations	2	4	11
Dividends paid to employee stock ownership plan	(2)	(2)	(2)
Change in accruals for uncertain tax positions	(1)	1	1
Other	13	(3)	4
Total	$193	$208	$152
Effective income tax rate	21.8%	21.5%	19.5%
The effective tax rates for both fiscal 2022 and fiscal 2021 were favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
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

Leidos Holdings, Inc. Annual Report - 102

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	December 30, 2022	December 31, 2021
	(in millions)
Capitalized research and development	$228	$—
Operating lease liabilities	190	187
Accrued vacation and bonuses	87	91
Reserves	40	47
Deferred compensation	32	39
Credits and net operating losses carryovers	32	26
Vesting stock awards	27	24
Deferred revenue	—	16
Accumulated other comprehensive loss	2	—
Other	13	9
Total deferred tax assets	651	439
Valuation allowance	(24)	(21)
Deferred tax assets, net of valuation allowance	$627	$418

Purchased intangible assets	$(415)	$(413)
Operating lease right-of-use assets	(140)	(158)
Property, plant and equipment	(75)	(63)
Accumulated other comprehensive income	—	(1)
Deferred revenue	(4)	—
Other	(5)	(9)
Total deferred tax liabilities	(639)	(644)
Net deferred tax liabilities	$(12)	$(226)
At December 30, 2022, we had state net operating losses of $62 million and state tax credits of $2 million. Both will begin to expire in fiscal 2023; however, we expect to utilize $45 million and $2 million of these state net operating losses and state tax credits, respectively. We had foreign tax credits of $18 million that will begin to expire in fiscal 2030. We expect to utilize $7 million of these foreign tax credits. We also had foreign net operating losses of $35 million, which do not expire. We expect to utilize $2 million of these foreign net operating losses.
Our valuation allowance for deferred tax assets was $24 million and $21 million as of December 30, 2022 and December 31, 2021, respectively.
Leidos Holdings, Inc. Annual Report - 103

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

	December 30, 2022	December 31, 2021
	(in millions)
Other current assets:
Prepaid income taxes and tax refunds receivable	$11	$6
Other long-term assets:
Deferred tax assets	$28	$13
Accounts payable and accrued liabilities:
Income taxes payable	$135	$29
Deferred tax liabilities	$40	$239
Other long-term liabilities:
Unrecognized tax benefits	$92	$2
Unrecognized tax benefits are primarily related to certain recurring deductions customary for our industry. The changes in the unrecognized tax benefits were as follows:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Unrecognized tax benefits at beginning of year	$2	$6	$5
Additions for tax positions related to current year	91	—	—
Additions for tax positions related to prior years	—	2	1
Reductions for tax positions related to prior years	—	(2)	—
Settlements with taxing authorities	—	(3)	—
Lapse of statute of limitations	(1)	(1)	—
Unrecognized tax benefits at end of year	$92	$2	$6
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$—	$2	$5
At December 30, 2022, and December 31, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $92 million and $2 million, respectively, which were classified as other long-term liabilities on the consolidated balance sheets. At January 1, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $6 million, $4 million of which were classified as other long-term liabilities on the consolidated balance sheets.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as currently enacted, we recorded the estimated fiscal 2022 impact, resulting in increases of $130 million to both our income taxes payable and net deferred tax assets. Our unrecognized tax benefits also increased by $91 million with a corresponding increase to net deferred tax assets. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Leidos Holdings, Inc. Annual Report - 104

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the United States and various state and foreign jurisdictions. For the year ended December 30, 2022, we are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Process ("CAP"), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through the year ended January 3, 2020. For the years ended January 1, 2021 and December 31, 2021, we were selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. We believe that participation in CAP should reduce tax-related uncertainties, if any. Additionally, with a few exceptions, as of December 30, 2022, we are no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ended on or before December 28, 2018.
During the next 12 months, we expect our balance of unrecognized tax benefits to decrease by $20 million related to capitalized research and development costs. While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 19—Retirement Plans
Defined Contribution Plans
We sponsor various defined contribution plans in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $145 million, $131 million and $120 million for fiscal 2022, 2021 and 2020, respectively.
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
On May 20, 2022, the trustee of our UK defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. As the buy-in transaction insured the defined benefit obligation, we do not anticipate material future contributions.
The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. At this future date, a settlement loss will be recognized for an amount equal to any unamortized loss associated with the Plan recorded within AOCI and any remaining net plan assets of the Plan will be remitted to the Company. As of December 30, 2022, the unamortized loss within AOCI related to the Plan was $20 million and the Plan had net assets of $7 million.
Leidos Holdings, Inc. Annual Report - 105

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected benefit obligation of the Plans as of December 30, 2022 and December 31, 2021, was $101 million and $160 million, respectively. The decrease in the projected benefit obligation was primarily due to assumption changes and an actuarial gain.
The fair value of the Plans assets as of December 30, 2022, and December 31, 2021, was $101 million and $189 million, respectively. The decrease was primarily driven by assumption changes to reflect the fair value of the annuity contract and return on plan assets. The UK Plan funding status was overfunded $7 million and $37 million as of December 30, 2022, and December 31, 2021, respectively. The Gibbs & Cox defined benefit pension plan funding status was underfunded $7 million and $8 million as of December 30, 2022, and December 31, 2021, respectively. The fair value of Plans assets has been included within "Other long-term liabilities" on the consolidated balance sheets.
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
Defense Solutions provides leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization, mission systems and integration, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, maritime solutions, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and space systems and solutions. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the Space Development Agency, the National Aeronautics and Space Administration, Defense Information Systems Agency, military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Leidos Holdings, Inc. Annual Report - 106

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Civil business is focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of digital modernization, energy infrastructure, integrated missions, transportation applications and security detection.
Our Health business focuses on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital modernization and life sciences research and development.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
The following table summarizes business segment information for the periods presented:

	Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021
	(in millions)
Revenues:
Defense Solutions	$8,244	$8,032	$7,341
Civil	3,464	3,157	2,994
Health	2,688	2,548	1,962
Total revenues	$14,396	$13,737	$12,297

Operating income (loss):
Defense Solutions	$541	$569	$506
Civil	234	248	280
Health	421	442	235
Corporate	(108)	(107)	(23)
Total operating income	$1,088	$1,152	$998

Amortization of intangible assets:
Defense Solutions	$130	$121	$92
Civil	70	73	66
Health	30	34	40
Total amortization of intangible assets	$230	$228	$198

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
Leidos Holdings, Inc. Annual Report - 107

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We generated approximately 86% of our total revenues in fiscal 2022, and 87% in fiscal 2021 and 2020 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 44% of our total revenues for fiscal 2022, 44% for fiscal 2021 and 49% for fiscal 2020.
Approximately 8% of our revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. As such, additional financial information by geographic location is not presented.
Note 21—Commitments and Contingencies
Legal Proceedings
We are involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.
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
Leidos Holdings, Inc. Annual Report - 108

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defense Contract Audit Agency
As of December 30, 2022, active indirect cost audits by the DCAA remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of December 30, 2022, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Other Government Investigations and Reviews
Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company is conducting an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and is cooperating with both agencies. Because the investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation, although violations of the FCPA and other applicable laws may result in criminal and civil sanctions, including monetary penalties, and reputational damage. In September 2022, the Company received a Federal Grand Jury Subpoena related to the criminal investigation by the U.S. Attorney’s Office for the Southern District of California, in conjunction with the U.S. Department of Justice’s Fraud Section. The subpoena requests documents relating to the conduct that is the subject of the Company’s internal investigation. The Company is in the process of responding to the subpoena.
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
Commitments
We have outstanding letters of credit of $72 million as of December 30, 2022, principally related to performance guarantees on contracts. We also have outstanding surety bonds with a notional amount of $100 million as of December 30, 2022, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications. We also have future lease commitments of $74 million for the use of certain aircraft.
As of December 30, 2022, the future expirations of the outstanding letters of credit, surety bonds and future lease commitments were as follows:

Fiscal year ending
(in millions)
2023	$60
2024	104
2025	37
2026	19
2027	22
2028 and thereafter	4
$246
Leidos Holdings, Inc. Annual Report - 109

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2022, we completed our acquisition of Cobham Special Mission. As part of the ongoing integration of Cobham Special Mission, we are in the process of incorporating the controls and related procedures of these businesses. Other than incorporating controls for Cobham Special Mission, there have been no other changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended December 30, 2022, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 30, 2022, excludes an assessment of the internal control over financial reporting of Cobham Special Mission, acquired on October 30, 2022. Cobham Special Mission represents approximately 1.55% of our consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Cobham Special Mission, at December 30, 2022, and 0.15% and 0.28% of our consolidated revenues and operating income, respectively, for the fiscal year ended December 30, 2022.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2022, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 14, 2023

Leidos Holdings, Inc. Annual Report - 110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended December 30, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cobham Special Mission, which was acquired on October 30, 2022, and whose financial statements constitute total assets of 1.55%, excluding the preliminary value of goodwill and intangible assets, 0.15% of revenues, and 0.28% of operating income of the consolidated financial statement amounts as of and for the fiscal year ended December 30, 2022. Accordingly, our audit did not include the internal control over financial reporting at Cobham Special Mission.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 14, 2023
Leidos Holdings, Inc. Annual Report - 111

PART II

Item 9B. Other Information
On February 10, 2023, the Board of Directors amended our Amended and Restated Bylaws (as amended, "Bylaws"), effective immediately. The amendments update various Bylaws provisions to make technical changes reflecting Rule 14a-19 promulgated under the Securities Exchange Act of 1934, and the DGCL, including recent DGCL amendments. The amendments also update the Bylaws to use gender-neutral terms and include various immaterial modifications that provide clarification and consistency.
The foregoing description of the amendments is qualified in its entirety by reference to the Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2023 Proxy Statement, which required information is incorporated by reference into this Annual Report on Form 10-K.
We have a code of conduct that applies to our principal executive officer and our senior financial officers. A copy of our code of conduct is available on the Investor Relations section of our website free of charge at www.leidos.com by clicking on the links entitled "Investors" then "Corporate Governance" then "Overview" and then "Code of Conduct." Documents available under “Corporate Governance” in the Investor Relations section of our website also include our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, and charters for the Audit and Finance Committee, Human Resources and Compensation Committee, Corporate Governance and Ethics Committee, and Technology and Information Security Committee of the Board of Directors.
We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2023 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2023 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 112

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2023 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of December 30, 2022, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,541,752	(2)	$81.45	(3)	10,584,324	(4)
Equity compensation plans not approved by security holders (5)	—		—		—	(5)
Total	3,541,752	(2)	$81.45	(3)	10,584,324
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,785,729 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 239,934 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) 7,423 shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 1,748,600 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
(4)Represents 7,687,280 and 2,897,044 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares (i) that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full, (ii) that are withheld from an option or stock award pursuant to a Company-approved net exercise provision, or (iii) that are not delivered to or are award shares surrendered by a holder in consideration for applicable tax withholding will continue to be available for issuance under the 2017 Omnibus Incentive Plan.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2023 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2023 Proxy Statement, which is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 113

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

4.10	Form of 2.300% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.11	Description of Common Stock. Incorporate by reference to Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 23, 2021.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2 *	Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan

10.3*	Leidos, Inc. Stock Compensation Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.5*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.7*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.8*	Leidos, Inc.’s 401(k) Excess Deferral Plan. Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

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

Leidos Holdings, Inc. Annual Report - 115

PART IV

Exhibit Number	Description of Exhibit

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

10.20*
Form of Notice of Grant of Options for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.21*	Form of Notice of Grant of Options for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.22*	Form of Notice of Grant of Restricted Stock Unit Awards (Performance-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.23*	Form of Notice of Grant of Performance Share Awards for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.24*	Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.25*
Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

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

Leidos Holdings, Inc. Annual Report - 116

PART IV

Exhibit Number	Description of Exhibit
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

Leidos Holdings, Inc. Annual Report - 117

PART IV

Exhibit Number	Description of Exhibit
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

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 119

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer
Dated: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger A. Krone	Principal Executive Officer	February 14, 2023
Roger A. Krone

/s/ Christopher R. Cage	Principal Financial Officer	February 14, 2023
Christopher R. Cage

/s/ Carly E. Kimball	Principal Accounting Officer	February 14, 2023
Carly E. Kimball

/s/ Gregory R. Dahlberg	Director	February 14, 2023
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 14, 2023
David G. Fubini

/s/ Noel B. Geer	Director	February 14, 2023
Noel B. Geer

/s/ Miriam E. John	Director	February 14, 2023
Miriam E. John

/s/ Robert C. Kovarik, Jr.	Director	February 14, 2023
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 14, 2023
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 14, 2023
Gary S. May

/s/ Surya N. Mohapatra	Director	February 14, 2023
Surya N. Mohapatra

/s/ Patrick M. Shanahan	Director	February 14, 2023
Patrick M. Shanahan

/s/ Robert S. Shapard	Director	February 14, 2023
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 14, 2023
Susan M. Stalnecker

Leidos Holdings, Inc. Annual Report - 120