Form 10-Q
period 2023-03-31
Leidos Holdings, Inc.
filed 2023-05-02
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of April 25, 2023, was 137,167,264 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except par value)

	March 31, 2023	December 30, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$379	$516
Receivables, net	2,518	2,350
Inventory, net	300	287
Other current assets	468	490
Total current assets	3,665	3,643
Property, plant and equipment, net	922	847
Intangible assets, net	902	952
Goodwill	6,703	6,696
Operating lease right-of-use assets, net	541	545
Other long-term assets	399	388
Total assets	$13,132	$13,071

Liabilities:
Accounts payable and accrued liabilities	$2,110	$2,254
Accrued payroll and employee benefits	712	701
Short-term debt and current portion of long-term debt	339	992
Total current liabilities	3,161	3,947
Long-term debt, net of current portion	4,675	3,928
Operating lease liabilities	562	570
Deferred tax liabilities	14	40
Other long-term liabilities	256	233
Total liabilities	8,668	8,718

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 137 million shares issued and outstanding at March 31, 2023, and December 30, 2022, respectively	—	—
Additional paid-in capital	1,994	2,005
Retained earnings	2,479	2,367
Accumulated other comprehensive loss	(64)	(73)
Total Leidos stockholders’ equity	4,409	4,299
Non-controlling interest	55	54
Total stockholders' equity	4,464	4,353
Total liabilities and stockholders' equity	$13,132	$13,071

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share amounts)

	Three Months Ended
	March 31, 2023	April 1, 2022
	(unaudited)
Revenues	$3,699	$3,494
Cost of revenues	3,204	2,982
Selling, general and administrative expenses	233	236
Acquisition, integration and restructuring costs	3	3
Equity (earnings) loss of non-consolidated subsidiaries	(6)	2
Operating income	265	271
Non-operating expense:
Interest expense, net	(54)	(48)
Other expense, net	(4)	(1)
Income before income taxes	207	222
Income tax expense	(43)	(45)
Net income	$164	$177
Less: net income attributable to non-controlling interest	2	2
Net income attributable to Leidos common stockholders	$162	$175

Earnings per share:
Basic	$1.18	$1.26
Diluted	1.17	1.25

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
	(unaudited)
Net income	$164	$177
Foreign currency translation adjustments	15	2
Unrecognized (loss) gain on derivative instruments	(5)	29
Pension adjustments	(1)	1
Total other comprehensive income, net of taxes	9	32
Comprehensive income	173	209
Less: net income attributable to non-controlling interest	2	2
Comprehensive income attributable to Leidos common stockholders	$171	$207

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions, except for per share amounts)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
	(unaudited)
Cash flows from operations:
Net income	$164	$177
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	82	85
Stock-based compensation	18	16
Deferred income taxes	(43)	(61)
Other	5	4
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(166)	(232)
Other current assets and other long-term assets	(9)	(28)
Accounts payable and accrued liabilities and other long-term liabilities	(97)	(60)
Accrued payroll and employee benefits	13	124
Income taxes receivable/payable	(65)	68
Net cash (used in) provided by operating activities	(98)	93
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	—	(2)
Divestiture of a business	—	9
Payments for property, equipment and software	(39)	(28)
Net cash used in investing activities	(39)	(21)
Cash flows from financing activities:
Proceeds from debt issuance	1,743	75
Repayments of borrowings	(1,711)	(27)
Payments for debt issuance costs	(7)	—
Dividend payments	(50)	(51)
Repurchases of stock and other	(43)	(526)
Proceeds from issuances of stock	12	12
Net capital distributions to non-controlling interests	(1)	(2)
Net cash used in financing activities	(57)	(519)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	—
Net decrease in cash, cash equivalents and restricted cash	(192)	(447)
Cash, cash equivalents and restricted cash at beginning of period	683	875
Cash, cash equivalents and restricted cash at end of period	491	428
Less: restricted cash at end of period	112	131
Cash and cash equivalents at end of period	$379	$297

Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$135	$8
Cash paid for interest	45	38
Non-cash investing activity:
Property, plant and equipment additions	$1	$2
Non-cash financing activity:
Finance lease obligations	$65	$—
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We have certain entities where the functional currency is not the U.S. dollar and have separately presented the effect of exchange rate changes on cash, cash equivalents and restricted cash held in foreign currencies as a separate line in the condensed consolidated statements of cash flows. Prior year financial information has been reclassified to conform to our current presentation. For fiscal 2022, the effect of foreign exchange rate changes was not material to the condensed consolidated statements of cash flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed on February 14, 2023.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Issued But Not Yet Adopted
ASU 2020-04, ASU 2021-01 and ASU 2022-06, Reference Rate Reform (Topic 848)
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022.
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the transition from LIBOR through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the deadline for application of ASU 2021-01 through December 31, 2024. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. As of March 31, 2023, our term loans are based on a Secured Overnight Financing Rate (“SOFR”) rate (see "Note 6–Debt"). The interest rate swap agreements, which currently reference LIBOR, are expected to be modified to reference SOFR in fiscal 2023. In accordance with ASC 848, we have elected the practical expedient to continue to apply hedge accounting without dedesignating the LIBOR denominated interest rate swap and the practical expedient to qualitatively assess the effectiveness of the hedge during the transition period. We do not expect the standard to have a material impact on our consolidated financial statements once fully adopted.
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
Changes in estimates on contracts were as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in millions, except per share amounts)
Favorable impact	$22	$41
Unfavorable impact	(16)	(26)
Net impact to income before income taxes	$6	$15

Impact on diluted EPS attributable to Leidos common stockholders	$0.03	$0.08
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $5 million and $14 million for the three months ended March 31, 2023, and April 1, 2022, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At March 31, 2023, and December 30, 2022, $157 million and $158 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $112 million and $167 million at March 31, 2023, and December 30, 2022, respectively.
Note 2–Revenues
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
As of March 31, 2023, we had $14.5 billion of RPO and expect to recognize approximately 59% and 76% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended March 31, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,543	$21	$260	$1,824
Other U.S. government agencies(1)	258	679	428	1,365
Commercial and non-U.S. customers	310	158	22	490
Total	$2,111	$858	$710	$3,679

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,539	$20	$238	$1,797
Other U.S. government agencies(1)	222	613	385	1,220
Commercial and non-U.S. customers	287	147	27	461
Total	$2,048	$780	$650	$3,478
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended March 31, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,164	$471	$209	$1,844
Firm-fixed-price	676	251	406	1,333
Time-and-materials and fixed-price-level-of-effort	271	136	95	502
Total	$2,111	$858	$710	$3,679

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,183	$408	$167	$1,758
Firm-fixed-price	618	255	417	1,290
Time-and-materials and fixed-price-level-of-effort	247	117	66	430
Total	$2,048	$780	$650	$3,478
Disaggregated revenues by geographic location were as follows:

	Three Months Ended March 31, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,833	$823	$710	$3,366
International	278	35	—	313
Total	$2,111	$858	$710	$3,679

	Three Months Ended April 1, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,810	$741	$650	$3,201
International	238	39	—	277
Total	$2,048	$780	$650	$3,478
Revenues by customer-type, contract-type and geographic location exclude lease income of $20 million and $16 million for the three months ended March 31, 2023 and April 1, 2022, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	March 31, 2023	December 30, 2022
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$997	$1,010

Contract liabilities - current:
Deferred revenue (1)	Accounts payable and accrued liabilities	$352	$380

Contract liabilities - non-current:
Deferred revenue (1)	Other long-term liabilities	$28	$29
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
Revenue recognized for the three months ended March 31, 2023, of $155 million was included as a contract liability at December 30, 2022. Revenue recognized for the three months ended April 1, 2022, of $188 million was included as a contract liability at December 31, 2021.
Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets
Business Acquisition
On October 30, 2022 (the "Agreement Date"), we completed the acquisition of Cobham Special Mission for a preliminary purchase consideration of $296 million Australian dollars, net of $10 million of Australian dollars acquired, approximately $190 million United States dollars, net of $6 million of cash acquired, which is subject to working capital adjustments. Cobham Special Mission provides airborne border surveillance and search and rescue services to the Australian Federal Government.
The preliminary goodwill recognized of $24 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. None of the goodwill recognized is tax deductible.
In connection with this acquisition, we acquired preliminary fair value of property, plant and equipment of $148 million at the Agreement Date. The following table summarizes the preliminary fair value of intangible assets acquired at the Agreement Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	11	$19
Technology	10	5
Total	11	$24
As of March 31, 2023, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to, property, plant and equipment, intangible assets, accounts receivables, accounts payable and accrued liabilities and other long-term liabilities.
For the three months ended March 31, 2023, $30 million of revenues related to the Cobham Special Mission acquisition were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 31, 2021	$3,681	$2,097	$966	$6,744
Acquisition of businesses	26	—	—	26
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(37)	(31)	—	(68)
Goodwill at December 30, 2022	$3,664	$2,066	$966	$6,696
Acquisition of a business(1)	(2)	—	—	(2)
Foreign currency translation adjustments	—	9	—	9
Goodwill at March 31, 2023	$3,662	$2,075	$966	$6,703
(1) Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022, the quantitative analysis for the Security Enterprise Solutions reporting unit showed that the fair value exceeded the carrying value by approximately 13% as of the most recent assessment date. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which have been negatively impacted by COVID-19. The forecasts utilized to estimate the fair value of the Security Enterprise Solutions reporting unit assume continued global operations in all of our existing markets and a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. In the event that there are significant unfavorable changes to forecasted cash flows of the reporting unit (including if the impact of COVID-19 on passenger travel levels is more prolonged or severe than what is incorporated into our forecast), terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the three months ended March 31, 2023. During the three months ended March 31, 2023 and April 1, 2022, there were no impairments to goodwill.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	March 31, 2023			December 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,715	$(1,054)	$661	$1,721	$(1,016)	$705
Software and technology	226	(141)	85	225	(136)	89
Customer relationships	89	(29)	60	87	(25)	62
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,031	(1,225)	806	2,034	(1,178)	856
Indefinite-lived intangible assets:
In-process research and development ("IPR&D") (1)	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,127	$(1,225)	$902	$2,130	$(1,178)	$952
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Amortization expense was $52 million and $59 million for the three months ended March 31, 2023 and April 1, 2022, respectively.
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
The estimated annual amortization expense as of March 31, 2023, was as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$155
2024	152
2025	124
2026	99
2027	72
2028 and thereafter	204
$806

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	March 31, 2023		December 30, 2022
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$14	$14	$20	$20
As of March 31, 2023, our derivatives primarily consisted of the cash flow interest rate swaps on $1.0 billion of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the LIBOR yield curve (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of March 31, 2023, and December 30, 2022, the fair value of debt was $4.8 billion and $4.6 billion, respectively, and the carrying amount was $5.0 billion and $4.9 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On October 30, 2022, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the completed acquisitions of Cobham Special Mission. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of March 31, 2023, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	March 31, 2023	December 30, 2022
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$14	$20
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $1.0 billion of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 3.00%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on the one-month LIBOR rate and will pay interest at a fixed rate.
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
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$54	$48

Amount recognized in other comprehensive income (loss)	$(2)	$32
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$(4)	$6
We expect to reclassify net gains of $12 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	March 31, 2023	December 30, 2022
			(in millions)
Short-term debt and current portion of long-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2023	5.91%	5.99%	$320	$320
Current portion of long-term debt			19	672
Total short-term debt and current portion of long-term debt			$339	$992

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	5.77%	6.09%	$—	$1,211
$1,000 million term loan, due March 2028	6.13%	6.30%	1,000	—
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	—	500
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes due May 2030	4.38%	4.50%	750	750
$750 million notes due March 2033	5.75%	5.81%	750	—
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Notes payable and finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	107	44
Less: unamortized debt discounts and deferred debt issuance costs			(42)	(34)
Total long-term debt			4,694	4,600
Less current portion			(19)	(672)
Total long-term debt, net of current portion			$4,675	$3,928
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of March 31, 2023, there were no borrowings outstanding under the Revolving Facility.
The proceeds of the Term Loan Facility and cash on hand on the Closing Date were used to repay in full all indebtedness, terminate all commitments and discharge all guarantees existing in connection with the credit agreement related to the $1.9 billion senior unsecured term loan facility and $750 million senior unsecured revolving facility.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Borrowings under the Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a Term SOFR rate with a 0.10% per annum Term SOFR adjustment, plus, in each case, an applicable margin that varies depending on our credit rating. The applicable margin range for Term SOFR-denominated borrowings is from 1.00% to 1.50%. Based on our current ratings, the applicable margin for Term SOFR-denominated borrowings is 1.25%. Principal payments are made quarterly on the Term Loan Facility beginning in March 2025, with the majority of the principal due at maturity. Interest on the Term Loan Facility for Term SOFR-denominated borrowings is payable on a periodic basis, which must be at least quarterly.
The financial covenants in the Credit Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to two increases to 4.50 to 1.00 for four fiscal quarters following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
On May 6, 2022, we entered into a 364-day term loan credit agreement ("Term Loan Agreement") with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million. The proceeds of the Term Loan Agreement were used to repay the $380 million senior unsecured term loan entered into on May 7, 2021.
Borrowings under the Term Loan Agreement bear interest at a rate based on SOFR plus 1.10%, or an alternate base rate at our option.
The financial covenants in the Term Loan Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
Senior Notes
On February 28, 2023, we issued and sold $750 million aggregate principal amount of fixed-rate senior notes (the “Notes”) maturing in March 2033. The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the Notes is 5.75% and is payable on a semi-annual basis. In connection with the issuance of the Notes, $11 million of debt issuance costs and discount were recognized, which were recorded as an offset against the carrying value of debt. The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees on the $500 million 2.95% notes, due May 2023, the majority of which were retired on February 28, 2023. The remaining proceeds from the Notes were used to repay $210 million of the outstanding balance on the $1.9 billion senior unsecured term loan facility, due January 2025, and fund general corporate purposes.
Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") not to exceed $750 million. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of March 31, 2023, we had no Commercial Paper Notes outstanding.
The Credit Facilities, the Term Loan Agreement, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of March 31, 2023.
Finance Leases
In fiscal 2022, the Company entered into a Master Lease Agreement whereby we agreed to lease two aircraft from the time each aircraft is accepted through June 30, 2027. In March 2023, we took possession of both aircraft at which time we recognized a $64 million finance lease obligation and a corresponding property, plant and equipment asset.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal Payments
Future minimum payments of debt are as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$335
2024	19
2025	619
2026	120
2027	114
2028 and thereafter	3,849
Total principal payments	5,056
Less: unamortized debt discounts and deferred debt issuance costs	(42)
Total short-term and long-term debt	$5,014
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 31, 2021	$22	$(41)	$7	$(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	(73)	13	(13)	(73)
Other comprehensive income (loss)	16	(2)	(1)	13
Taxes	(1)	1	—	—
Reclassification from AOCI	—	(4)	—	(4)
Balance at March 31, 2023	$(58)	$8	$(14)	$(64)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in millions)
Basic weighted average number of shares outstanding	137	139
Dilutive common share equivalents—stock options and other stock awards	1	1
Diluted weighted average number of shares outstanding	138	140
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for both of the three months ended March 31, 2023, and April 1, 2022.
During the three months ended March 31, 2023, we made open market repurchases of our common stock for an aggregate purchase price of $25 million. All shares repurchased were immediately retired.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9–Income Taxes
For the three months ended March 31, 2023, the effective tax rate was 20.8% compared to 20.3% for the three months ended April 1, 2022. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based payment transactions, partially offset by a decrease in unrecognized tax benefits and taxes related to foreign operations.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2023 impact will result in increases of $112 million to both our income taxes payable and net deferred tax assets.
We also estimate an increase to our unrecognized tax benefits of $75 million with a corresponding increase to net deferred tax assets. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the three months ended March 31, 2023, unrecognized tax benefits increased $16 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from capitalizing research and development costs.
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chairman and Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in millions)
Revenues:
Defense Solutions	$2,112	$2,049
Civil	877	795
Health	710	650
Total revenues	$3,699	$3,494

Operating income (loss):
Defense Solutions	$147	$133
Civil	40	43
Health	107	118
Corporate	(29)	(23)
Total operating income	$265	$271
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
Under our agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdict in the Apple II case remains subject to the ongoing and potential future proceedings and appeals. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office ("USPTO") post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. On March 30, 2023, the U.S. Court of Appeals for the Federal Circuit issued a ruling affirming prior decisions of the USPTO’s Patent Trial and Appeal Board finding certain claims of the patents at issue in the Apple II case to be unpatentable. On March 31, 2023, the Federal Circuit issued a decision vacating the District Court’s judgment in the Apple II case and remanding it back to the District Court with instructions to dismiss the case as moot. These Federal Circuit decisions remain subject to potential motions and/or appeals by VirnetX, including potentially seeking rehearing or certiorari review.
Thus, no assurances can be given when or if we will receive any proceeds in connection with the Apple II case. In addition, if Leidos receives any proceeds, we are required to pay a royalty to the customer who paid for the development of the technology.
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
Defense Contract Audit Agency
As of March 31, 2023, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of March 31, 2023, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Government Investigations and Reviews
Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company is conducting an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and is cooperating with both agencies. Because the investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation, although violations of the FCPA and other applicable laws may result in criminal and civil sanctions, including monetary penalties, and reputational damage. In September 2022, the Company received a Federal Grand Jury Subpoena related to the criminal investigation by the U.S. Attorney’s Office for the Southern District of California, in conjunction with the U.S. Department of Justice’s Fraud Division. The subpoena requests documents relating to the conduct that is the subject of the Company’s internal investigation. The Company has responded to the subpoena. In February 2023, a former employee of the Company who was terminated at the outset of the investigation was indicted on wire fraud and other charges by a Federal Grand Jury in the U.S. District Court in the Southern District of California.
In August 2022, the Company received a Federal Grand Jury Subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice Antitrust Division. The subpoena requests that the Company produce a broad range of documents related to three U.S. Government procurements associated with the Company’s Intelligence Group in 2021 and 2022. We intend to fully cooperate with the investigation, and we are conducting our own internal investigation with the assistance of outside counsel. It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines, penalties, or further liabilities in connection with the investigation pursuant to which the subpoena was issued.
Commitments
As of March 31, 2023, we have outstanding letters of credit of $65 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $101 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of March 31, 2023, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$41
2024	7
2025	100
2026	2
2027	12
2028 and thereafter	4
$166

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
Business Environment and Trends
U.S. Government Markets
During both of the three months ended March 31, 2023 and April 1, 2022, we generated approximately 87% of total revenues from contracts with the U.S. government. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
President Biden released the annual President’s budget request for GFY 2024 on March 9, 2023. The President’s $6.9 trillion budget request includes $886.4 billion in defense spending and $809.1 billion in non-defense spending. The appropriations subcommittees in both chambers of Congress began holding budget hearings on the President’s Budget Request after its release. In addition to working on the GFY 2024 appropriations bills, the Congress is also working towards an agreement to raise or suspend the debt limit to prevent the U.S. from defaulting on its debt.
International Markets
Sales to customers in international markets represented approximately 8% of total revenues for both the three months ended March 31, 2023, and April 1, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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

LEIDOS HOLDINGS, INC.

Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,699	$3,494	$205	5.9%

Operating income	265	271	(6)	(2.2)%
Non-operating expense, net	(58)	(49)	(9)	18.4%
Income before income taxes	207	222	(15)	(6.8)%
Income tax expense	(43)	(45)	2	(4.4)%
Net income	$164	$177	$(13)	(7.3)%
Net income attributable to Leidos common stockholders	$162	$175	$(13)	(7.4)%
Operating margin	7.2%	7.8%
Segment and Corporate Results

	Three Months Ended
Defense Solutions	March 31, 2023	April 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,112	$2,049	$63	3.1%
Operating income	147	133	14	10.5%
Operating margin	7.0%	6.5%
The increase in revenues for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to program wins, a net increase in volumes on certain programs and a $30 million increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by the completion of certain contracts and $22 million related to unfavorable exchange rate movements.
The increase in operating income for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to program wins and operating income related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by the completion of certain contracts.

	Three Months Ended
Civil	March 31, 2023	April 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$877	$795	$82	10.3%
Operating income	40	43	(3)	(7.0)%
Operating margin	4.6%	5.4%
The increase in revenues for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to program wins and a net increase in program volumes.
The decrease in operating income for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily driven by reduced volume on higher margin contracts, temporary supply chain disruptions and investment in research and development in our security products business.

LEIDOS HOLDINGS, INC.

	Three Months Ended
Health	March 31, 2023	April 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$710	$650	$60	9.2%
Operating income	107	118	(11)	(9.3)%
Operating margin	15.1%	18.2%
The increase in revenues for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to program wins, a net increase in volumes on certain programs, partially offset by completion of certain contracts.
The decrease in operating income for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to increased labor resulting from the ramp-up on new programs and certain disability examinations. The decrease was also attributable to non-recurring net profit write-ups on certain programs during the first quarter of fiscal 2022, partially offset with program wins.

	Three Months Ended
Corporate	March 31, 2023	April 1, 2022	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(29)	$(23)	$(6)	26.1%
The increase in operating loss for the three months ended March 31, 2023, as compared to the three months ended April 1, 2022, was primarily attributable to increased administrative costs and transaction fees in connection with the issuance of the senior unsecured notes and Credit Agreement entered into during the first quarter of fiscal 2023, see "Note 6–Debt" for further information.
Non-Operating Expense, net
Non-operating expense, net for the three months ended March 31, 2023, was $58 million as compared to $49 million for the three months ended April 1, 2022. The increase was primarily due to higher net interest expense driven by increased interest rates and refinancing activities, and unfavorable exchange rate movements.
Provision for Income Taxes
For the three months ended March 31, 2023, our effective tax rate was 20.8% compared to 20.3% for the three months ended April 1, 2022. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to employee stock-based payment transactions, partially offset by a decrease in unrecognized tax benefits and taxes related to foreign operations.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2023 impact will result in increases of $112 million to both our income taxes payable and net deferred tax assets. We also estimate an increase to our unrecognized tax benefits of $75 million with a corresponding increase to net deferred tax assets. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $3.0 billion during the three months ended March 31, 2023, as compared to $5.4 billion for the three months ended April 1, 2022.
The estimated value of our total backlog was as follows:

	March 31, 2023			April 1, 2022
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,811	$13,936	$18,747	$3,919	$15,068	$18,987
Civil	1,944	8,330	10,274	1,812	9,516	11,328
Health	1,548	4,517	6,065	1,360	4,670	6,030
Total	$8,303	$26,783	$35,086	$7,091	$29,254	$36,345
Total backlog as of March 31, 2023, as compared to April 1, 2022, includes $610 million of backlog acquired through a business combination in our Defense Solutions reportable segment.
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts, both funded and unfunded. Backlog does not include unexercised option periods and future potential task orders expected to be awarded under indefinite delivery/indefinite quantity ("IDIQ") contracts, General Services Administration Schedule or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders. Total backlog at March 31, 2023, included a positive impact of $30 million when compared to total backlog at April 1, 2022, primarily due to the exchange rate movements in the British pound and Australian dollar when compared to the U.S. dollar. Backlog estimates are subject to change and may be affected by factors including modifications of contracts and foreign currency movements.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $379 million in cash and cash equivalents. In March 2023, we entered into a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. This new credit facility replaced the previous senior unsecured revolving credit facility. As of March 31, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $5.0 billion and $4.9 billion at March 31, 2023, and December 30, 2022, respectively. In February 2023, we entered into $750 million 5.75% fixed-rate senior notes. The annual interest rate is payable on a semi-annual basis. In March 2023, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”). The proceeds of the Term Loan Facility and cash on hand were used to repay in full all indebtedness, terminate all commitments and discharge all existing guarantees related to the $1.9 billion senior unsecured term loan facility and $750 million senior unsecured revolving facility, due January 2025.
As of March 31, 2023, borrowings under our Credit Agreement were based on a Term Secured Overnight Financing Rate (“SOFR”) with a 0.10% Term SOFR adjustment and an applicable margin range from 1.00% to 1.50%. Borrowings under our terminated $1.9 billion senior unsecured term loan facility had an applicable London Interbank Offered Rate (“LIBOR”)-denominated margin range from 1.13% to 1.75%. At March 31, 2023, the applicable margin for SOFR-denominated borrowings was 1.25% based on our recent upgrade by Moody's credit rating, as compared to our LIBOR-denominated borrowings which had a 1.38% applicable margin at December 30, 2022.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes not to exceed $750 million and have maturities of up to 397 days from the date of issuance. As of March 31, 2023, we did not have any commercial paper notes outstanding.

LEIDOS HOLDINGS, INC.

We made principal payments on our debt of $1,711 million and $27 million during the three months ended March 31, 2023, and April 1, 2022, respectively. Current quarter's activities include a $1,210 million payment to discharge the existing Term Loan Facility and a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, as compared to $24 million required principal payments on our Term Loan Facility in the prior year quarter. Our credit facilities, term loan agreement, commercial paper notes, senior unsecured term loans and notes outstanding as of March 31, 2023, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of March 31, 2023.
On July 27, 2017, the U.K.’s Financial Conduct Authority announced that LIBOR would be discontinued or become unavailable as a reference rate by the end of 2021 and LIBOR will be fully discontinued or become unavailable as a benchmark rate by June 2023. In December 2022, the FASB issued guidance which provides relief for entities with such LIBOR denominated credit instruments so that entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement through December 31, 2024. The interest rate swap agreements, which currently reference LIBOR, are expected to be modified to reference SOFR during fiscal 2023. We paid dividends of $50 million and $51 million during the three months ended March 31, 2023, and April 1, 2022, respectively.
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
During the three months ended March 31, 2023, we made open market repurchases of our common stock for an aggregate purchase price of $25 million.
Beginning in 2022, a provision in the TCJA which eliminated the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years became effective. We anticipate our tax cash payments to increase by $300 million in 2023, primarily to cover both the 2022 and 2023 tax obligations related to this provision. The actual impact will depend on the amount of research and development costs the Company incurs, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.

LEIDOS HOLDINGS, INC.

Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in millions)
Net cash (used in) provided by operating activities	$(98)	$93
Net cash used in investing activities	(39)	(21)
Net cash used in financing activities	(57)	(519)

Net cash used in operating activities increased $191 million during the three months ended March 31, 2023, respectively, when compared to the prior year quarter. The changes were primarily due to higher tax payments of $127 million mainly in connection to the TCJA provision and a $62 million payment for payroll taxes related to the CARES Act.
Net cash used in investing activities increased $18 million for the three months ended March 31, 2023, when compared to the prior year quarter, primarily due to higher capital expenditures in the current year and proceeds received from the sale of Aviation & Missile Solutions LLC in the prior year quarter.
Net cash used in financing activities decreased $462 million for the three months ended March 31, 2023, when compared to the prior year quarter primarily due to a net decrease of $483 million used in stock repurchases primarily attributable to the accelerated share repurchase activities from prior year quarter, partially offset by a net decrease of $23 million in cash inflows from proceeds received from the issuance of debt, payments for borrowings and payments for debt issuance costs.
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
$750 million 5.750% notes, due May 2033
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	March 31, 2023	December 30, 2022
Total current assets	$2,068	$2,115
Goodwill	5,811	5,810
Other long-term assets	1,260	1,188
Total assets	$9,139	$9,113

Total current liabilities	$2,278	$2,922
Long-term debt, net of current portion	4,672	3,925
Intercompany payables	1,714	1,695
Other long-term liabilities	597	699
Total liabilities	$9,261	$9,241
Statements of Income Information for the Guarantor and Issuer of Registered Notes

Three Months Ended
March 31, 2023
Revenues, net	$2,549
Operating income	172
Net income attributable to Leidos common stockholders	47

LEIDOS HOLDINGS, INC.

Contractual Obligations and Commitments
We are subject to a number of reviews, investigations, claims, lawsuits, other uncertainties and future obligations related to our business. For a discussion of these items, see "Note 11–Commitments and Contingencies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Critical Accounting Policies
There were no material changes to our critical accounting policies, estimates or judgments during the period covered by this report from those discussed in our Annual Report on Form 10-K for the year ended December 30, 2022.
Recently Adopted and Issued Accounting Standards
For a discussion of these items, see "Note 1–Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

LEIDOS HOLDINGS, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in our market risk exposure from those discussed in our Annual Report on Form 10-K for the year ended December 30, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chairman and Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On October 30, 2022, we completed the acquisition of Cobham Special Mission. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Cobham Special Mission from our evaluation for the first quarter of fiscal 2023. We are in the process of integrating Cobham Special Mission into our system of internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes to the risks described in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2022.
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

Period	Total Number of Shares (1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2022	—	$—	—	15,203,974
January 1, 2023 - January 31, 2023	—	—	—	15,203,974
February 1, 2023 - February 28, 2023	—	—	—	15,203,974
March 1, 2023 - March 31, 2023	270,248	92.75	269,462	14,934,512
Total	270,248	$92.75	269,462
(1) The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.1	Officers' Certificate of Leidos, Inc., dated as of February 28, 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.
4.2
Form of Global Note representing Leidos, Inc.'s 5.750% Notes due 2033. Included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

10.1
Credit Agreement, dated March 10, 2023, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2023.

10.2
Executive Employment Agreement, dated February 23, 2023, between Leidos Holdings, Inc. and Thomas A. Bell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023.

10.3
Retirement Agreement, dated March 28, 2023, between Leidos Holdings, Inc. and Roger A. Krone. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Amendment No. 1) filed with the SEC on March 31, 2023.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2023

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer