Form 10-Q
period 2023-06-30
Leidos Holdings, Inc.
filed 2023-08-01
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of July 25, 2023, was 137,351,127 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except par value)

	June 30, 2023	December 30, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$329	$516
Receivables, net	2,478	2,350
Inventory, net	310	287
Other current assets	459	490
Total current assets	3,576	3,643
Property, plant and equipment, net	928	847
Intangible assets, net	851	952
Goodwill	6,701	6,696
Operating lease right-of-use assets, net	534	545
Other long-term assets	436	388
Total assets	$13,026	$13,071

Liabilities:
Accounts payable and accrued liabilities	$1,970	$2,254
Accrued payroll and employee benefits	666	701
Short-term debt and current portion of long-term debt	219	992
Total current liabilities	2,855	3,947
Long-term debt, net of current portion	4,670	3,928
Operating lease liabilities	553	570
Deferred tax liabilities	16	40
Other long-term liabilities	279	233
Total liabilities	8,373	8,718

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500 million shares authorized, 137 million and 137 million shares issued and outstanding at June 30, 2023, and December 30, 2022, respectively	—	—
Additional paid-in capital	2,024	2,005
Retained earnings	2,636	2,367
Accumulated other comprehensive loss	(63)	(73)
Total Leidos stockholders’ equity	4,597	4,299
Non-controlling interest	56	54
Total stockholders' equity	4,653	4,353
Total liabilities and stockholders' equity	$13,026	$13,071

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(unaudited; in millions, except per share amounts)
Revenues	$3,838	$3,597	$7,537	$7,091
Cost of revenues	3,271	3,059	6,475	6,041
Selling, general and administrative expenses	237	262	470	498
Acquisition, integration and restructuring costs	6	5	9	8
Asset impairment charges	—	3	—	3
Equity earnings of non-consolidated subsidiaries	(7)	(3)	(13)	(1)
Operating income	331	271	596	542
Non-operating expense:
Interest expense, net	(56)	(50)	(110)	(98)
Other (expense) income, net	(1)	4	(5)	3
Income before income taxes	274	225	481	447
Income tax expense	(64)	(53)	(107)	(98)
Net income	$210	$172	$374	$349
Less: net income attributable to non-controlling interest	3	1	5	3
Net income attributable to Leidos common stockholders	$207	$171	$369	$346

Earnings per share:
Basic	$1.51	$1.25	$2.69	$2.51
Diluted	1.50	1.24	2.67	2.49

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(unaudited; in millions)
Net income	$210	$172	$374	$349
Foreign currency translation adjustments	(3)	(85)	12	(83)
Unrecognized gain (loss) on derivative instruments	4	7	(1)	36
Pension adjustments	—	(21)	(1)	(20)
Total other comprehensive income (loss), net of taxes	1	(99)	10	(67)
Comprehensive income	211	73	384	282
Less: net income attributable to non-controlling interest	3	1	5	3
Comprehensive income attributable to Leidos common stockholders	$208	$72	$379	$279

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions, except for per share amounts)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464
Net income	—	—	207	—	207	3	210
Other comprehensive loss, net of taxes	—	—	—	1	1	—	1
Issuances of stock	—	14	—	—	14	—	14
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(2)	(5)
Balance at June 30, 2023	137	$2,024	$2,636	$(63)	$4,597	$56	$4,653

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions, except for per share amounts)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008
Net income	—	—	171	—	171	1	172
Other comprehensive income, net of taxes	—	—	—	(99)	(99)	—	(99)
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at July 1, 2022	137	$1,955	$2,128	$(79)	$4,004	$53	$4,057
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2023	July 1, 2022
	(unaudited; in millions)
Cash flows from operations:
Net income	$374	$349
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	166	168
Stock-based compensation	37	35
Deferred income taxes	(88)	(136)
Other	6	7
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(123)	(238)
Other current assets and other long-term assets	49	73
Accounts payable and accrued liabilities and other long-term liabilities	(198)	(266)
Accrued payroll and employee benefits	(32)	101
Income taxes receivable/payable	(125)	45
Net cash provided by operating activities	66	138
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(4)	(2)
Divestiture of a business	—	15
Payments for property, equipment and software	(79)	(49)
Net proceeds from sale of assets	—	6
Other	—	1
Net cash used in investing activities	(83)	(29)
Cash flows from financing activities:
Proceeds from debt issuance	1,743	380
Net proceeds from commercial paper	200	150
Repayments of borrowings	(2,036)	(434)
Payments for debt issuance costs	(7)	—
Dividend payments	(100)	(100)
Repurchases of stock and other	(43)	(528)
Proceeds from issuances of stock	25	22
Net capital distributions to non-controlling interests	(3)	(3)
Net cash used in financing activities	(221)	(513)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	(5)
Net decrease in cash, cash equivalents and restricted cash	(235)	(409)
Cash, cash equivalents and restricted cash at beginning of period	683	875
Cash, cash equivalents and restricted cash at end of period	448	466
Less: restricted cash at end of period	119	127
Cash and cash equivalents at end of period	$329	$339
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2023	July 1, 2022
	(unaudited; in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$279	$127
Cash paid for interest	96	107
Non-cash investing activity:
Property, plant and equipment additions	$1	$5
Non-cash financing activity:
Finance lease obligations	$65	$1
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
The accompanying unaudited condensed consolidated financial statements has been prepared in accordance with the rules of the U.S. Securities and Exchange Commission and accounting principles generally accepted in the United States of America ("GAAP"). Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to estimated profitability of long-term contracts, indirect billing rates, allowances for doubtful accounts, inventories, right-of-use assets and lease liabilities, fair value and impairment of intangible assets and goodwill, income taxes, stock-based compensation expense and contingencies. These estimates have been prepared by management on the basis of the most current and best available information; however, actual results could differ materially from those estimates.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Bad debt expense and recoveries" into "Selling, general and administrative expenses" on the condensed consolidated statements of income. We have certain entities where the functional currency is not the U.S. dollar and have separately presented the effect of exchange rate changes on cash, cash equivalents and restricted cash held in foreign currencies as a separate line in the condensed consolidated statements of cash flows.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Updates Issued and Adopted
ASU 2020-04, ASU 2021-01 and ASU 2022-06, Reference Rate Reform (ASC 848)
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
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the transition from LIBOR through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the deadline for application of ASU 2021-01 through December 31, 2024. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. In the first half of fiscal 2023, we adopted certain practical expedients available under ASC 848. Our term loans are based on a Secured Overnight Financing Rate (“SOFR”) rate (see "Note 6–Debt"). Additionally, during the three months ended June 30, 2023, we modified our interest rate swap agreements to reference SOFR (see "Note 5–Derivative Instruments") in conformity with the relief available under ASC 848. The standard did not have a material impact on our financial position, results of operations or earnings per share.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in millions, except per share amounts)
Favorable impact	$40	$39	$62	$80
Unfavorable impact	(22)	(20)	(38)	(46)
Net impact to income before income taxes	$18	$19	$24	$34

Impact on diluted EPS attributable to Leidos common stockholders	$0.10	$0.10	$0.13	$0.18
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $16 million and $15 million for the three and six months ended June 30, 2023, respectively, and $17 million and $34 million for the three and six months ended July 1, 2022, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At June 30, 2023, and December 30, 2022, $144 million and $158 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $119 million and $167 million at June 30, 2023, and December 30, 2022, respectively.
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
As of June 30, 2023, we had $13.9 billion of RPO and expect to recognize approximately 63% and 78% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,578	$22	$253	$1,853	$3,121	$43	$513	$3,677
Other U.S. government agencies(1)	253	680	473	1,406	511	1,359	901	2,771
Commercial and non-U.S. customers	355	177	22	554	665	335	44	1,044
Total	$2,186	$879	$748	$3,813	$4,297	$1,737	$1,458	$7,492

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,522	$20	$239	$1,781	$3,061	$40	$477	$3,578
Other U.S. government agencies(1)	228	660	420	1,308	450	1,273	805	2,528
Commercial and non-U.S. customers	302	148	28	478	589	295	55	939
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,167	$458	$202	$1,827	$2,331	$929	$411	$3,671
Firm-fixed-price	734	276	447	1,457	1,410	527	853	2,790
Time-and-materials and fixed-price-level-of-effort	285	145	99	529	556	281	194	1,031
Total	$2,186	$879	$748	$3,813	$4,297	$1,737	$1,458	$7,492

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,144	$443	$167	$1,754	$2,327	$851	$334	$3,512
Firm-fixed-price	664	258	454	1,376	1,282	513	871	2,666
Time-and-materials and fixed-price-level-of-effort	244	127	66	437	491	244	132	867
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045
Disaggregated revenues by geographic location were as follows:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,890	$836	$748	$3,474	$3,723	$1,659	$1,458	$6,840
International	296	43	—	339	574	78	—	652
Total	$2,186	$879	$748	$3,813	$4,297	$1,737	$1,458	$7,492

	Three Months Ended July 1, 2022				Six Months Ended July 1, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,789	$789	$687	$3,265	$3,599	$1,530	$1,337	$6,466
International	263	39	—	302	501	78	—	579
Total	$2,052	$828	$687	$3,567	$4,100	$1,608	$1,337	$7,045
Revenues by customer-type, contract-type and geographic location exclude lease income of $25 million and $45 million for the three and six months ended June 30, 2023, respectively, and $30 million and $46 million for the three and six months ended July 1, 2022, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract assets consist of unbilled receivables, which is the amount of revenue recognized that exceeds the amount billed to the customer. Unbilled receivables exclude amounts billable where the right to consideration is solely subject to the passage of time. Contract liabilities consist of deferred revenue, which represents cash advances received prior to performance for programs and billings in excess of revenue recognized.
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	June 30, 2023	December 30, 2022
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$984	$1,010

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$305	$380

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$26	$29
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The decrease in deferred revenue was primarily due to the timing of revenue recognized during the period offset by advanced payments.
Revenue recognized for the three and six months ended June 30, 2023, of $32 million and $187 million, respectively, was included as a contract liability at December 30, 2022. Revenue recognized for the three and six months ended July 1, 2022, of $52 million and $240 million, respectively, was included as a contract liability at December 31, 2021.
Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets
Business Acquisition
On October 30, 2022 (the "Agreement Date"), we completed the acquisition of Cobham Special Mission for purchase consideration of $298 million Australian dollars, net of $10 million of Australian dollars acquired, or $192 million United States dollars, net of $6 million of cash acquired. Cobham Special Mission provides airborne border surveillance and search and rescue services to the Australian Federal Government.
The preliminary goodwill recognized of $25 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. None of the goodwill recognized is tax deductible.
In connection with this acquisition, we acquired property, plant and equipment with a fair value of $148 million at the Agreement Date. The following table summarizes the fair value of intangible assets acquired at the Agreement Date and the related weighted average amortization period:

	Weighted average amortization period	Fair value
	(in years)	(in millions)
Programs	11	$19
Technology	10	5
Total	11	$24
As of June 30, 2023, we had not finalized the determination of fair values allocated to assets and liabilities, including, but not limited to accounts receivables, accounts payable and accrued liabilities.
For the three and six months ended June 30, 2023, $28 million and $58 million of revenues related to the Cobham Special Mission acquisition were recognized within the Defense Solutions reportable segment.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 31, 2021	$3,681	$2,097	$966	$6,744
Acquisition of businesses	26	—	—	26
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(37)	(31)	—	(68)
Goodwill at December 30, 2022	$3,664	$2,066	$966	$6,696
Acquisition of a business(1)	(1)	—	—	(1)
Foreign currency translation adjustments	(4)	10	—	6
Goodwill at June 30, 2023	$3,659	$2,076	$966	$6,701
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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022, the quantitative analysis for the Security Enterprise Solutions reporting unit showed that the fair value exceeded the carrying value by approximately 13% as of the most recent assessment date. Operations of the reporting unit rely heavily on the sales and servicing of security and detection products, which continue to be negatively impacted due to delays in airline travel infrastructure projects, particularly in international markets, as customer budgetary restraints recover from reduced travel activity post-pandemic. The forecasts utilized to estimate the fair value of the Security Enterprise Solutions reporting unit assume continued global operations in all of our existing markets and a gradual improvement in the global aviation security product and related service sales, reaching pre-COVID-19 levels by fiscal 2025. In the event that there are significant unfavorable changes to forecasted cash flows of the reporting unit, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record a material impairment of goodwill at a future date. We did not identify any qualitative factors that would trigger a quantitative goodwill impairment test during the six months ended June 30, 2023. During the six months ended June 30, 2023, and July 1, 2022, there were no impairments to goodwill.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	June 30, 2023			December 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,715	$(1,096)	$619	$1,721	$(1,016)	$705
Software and technology	226	(147)	79	225	(136)	89
Customer relationships	89	(32)	57	87	(25)	62
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	2,031	(1,276)	755	2,034	(1,178)	856
Indefinite-lived intangible assets:
In-process research and development ("IPR&D")(1)	92	—	92	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	96	—	96	96	—	96
Total intangible assets	$2,127	$(1,276)	$851	$2,130	$(1,178)	$952
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Amortization expense was $51 million and $103 million for the three and six months ended June 30, 2023, respectively and $57 million and $116 million for the three and six months ended July 1, 2022, respectively.
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
The estimated annual amortization expense as of June 30, 2023, was as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$103
2024	152
2025	124
2026	99
2027	72
2028 and thereafter	205
$755

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4–Fair Value Measurements
The accounting standard for fair value measurements establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable, either directly or indirectly, or quoted prices that are not active (Level 2); and unobservable inputs in which there is little or no market data (e.g., discounted cash flow and other similar pricing models), which requires us to develop our own market participant assumptions used in pricing the asset or liability (Level 3).
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	June 30, 2023		December 30, 2022
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$19	$19	$20	$20
As of June 30, 2023, and December 30, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $900 million and $1.0 billion, respectively, of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month SOFR rate as of June 30, 2023 and LIBOR yield curve as of December 30, 2022 (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of June 30, 2023, and December 30, 2022, the fair value of debt for both periods was $4.6 billion, and the carrying amount for both periods was $4.9 billion (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
On October 30, 2022, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the completed acquisitions of Cobham Special Mission. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. As of June 30, 2023, we did not have any assets or liabilities measured at fair value on a non-recurring basis.

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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	June 30, 2023	December 30, 2022
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$19	$20
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $900 million of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements reduce to $500 million in August 2023 and have a maturity date of August 2025 and a fixed interest rate of 2.96%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan. During the three months ended June 30, 2023, we modified our interest rate swap agreements in accordance with ASC 848, which permits the continuation of hedge accounting for modifications required as a result of LIBOR being discontinued. Under the revised terms, we will receive monthly variable interest payments based on the one-month SOFR rate and will pay interest at a fixed rate.
The interest rate swap transactions are accounted for as cash flow hedges. The gain/loss on the swaps is reported as a component of other comprehensive income (loss) and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of income in which the effects of cash flow hedges are recorded	$56	$50	$110	$98

Amount recognized in other comprehensive income (loss)	$10	$4	$8	$36
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$(5)	$5	$(9)	$11
We expect to reclassify net gains of $14 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	June 30, 2023	December 30, 2022
			(in millions)
Short-term debt and current portion of long-term debt:
Commercial paper	5.95%	Various	$200	$—
Senior unsecured term loans:
$380 million term loan, due May 2023	6.08%	6.17%	—	320
Current portion of long-term debt			19	672
Total short-term debt and current portion of long-term debt			$219	$992

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	5.77%	6.09%	$—	$1,211
$1,000 million term loan, due March 2028	6.50%	6.67%	1,000	—
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	—	500
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes due May 2030	4.38%	4.50%	750	750
$750 million notes due March 2033	5.75%	5.81%	750	—
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Notes payable and finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	101	44
Less: unamortized debt discounts and deferred debt issuance costs			(41)	(34)
Total long-term debt			4,689	4,600
Less current portion			(19)	(672)
Total long-term debt, net of current portion			$4,670	$3,928
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of June 30, 2023, there were no borrowings outstanding under the Revolving Facility.
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
Commercial Paper
We have a commercial paper program in which the Company may issue short-term unsecured commercial paper notes ("Commercial Paper Notes"). On May 26, 2023, we increased the size of the commercial paper program by $250 million, or not to exceed $1.0 billion. The proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases.
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of June 30, 2023, we had $200 million Commercial Paper Notes outstanding.
The Credit Facilities, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of June 30, 2023.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal Payments
Future minimum payments of debt are as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$210
2024	18
2025	619
2026	120
2027	114
2028 and thereafter	3,849
Total principal payments	4,930
Less: unamortized debt discounts and deferred debt issuance costs	(41)
Total short-term and long-term debt	$4,889
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 31, 2021	$22	$(41)	$7	$(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	(73)	13	(13)	(73)
Other comprehensive income (loss)	13	8	(1)	20
Taxes	(1)	—	—	(1)
Reclassification from AOCI	—	(9)	—	(9)
Balance at June 30, 2023	$(61)	$12	$(14)	$(63)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of income.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in millions)
Basic weighted average number of shares outstanding	137	137	137	138
Dilutive common share equivalents—stock options and other stock awards	1	1	1	1
Diluted weighted average number of shares outstanding	138	138	138	139
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 2 million for both the three and six months ended June 30, 2023, and 1 million for both the three and six months ended July 1, 2022.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2023, we made open market repurchases of our common stock for an aggregate purchase price of $25 million. All shares repurchased were immediately retired. No share repurchases were made under the Company’s share repurchase program during the three months ended June 30, 2023.
Note 9–Income Taxes
For the three months ended June 30, 2023, the effective tax rate was 23.4% compared to 23.6% for the three months ended July 1, 2022. The decrease to the effective tax rate was primarily due to a decrease in underpayment penalties, offset by a decrease in excess tax benefits related to stock-based payment transactions and an increase in unrecognized tax benefits.
For the six months ended June 30, 2023, the effective tax rate was 22.2% compared to 21.9% for the six months ended July 1, 2022. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to stock-based payment transactions offset by a decrease in underpayment penalties.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2023 impact will result in increases of $110 million to both our income taxes payable and net deferred tax assets.
We also estimate an increase to our unrecognized tax benefits of $75 million with a corresponding increase to net deferred tax assets. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the six months ended June 30, 2023, unrecognized tax benefits increased $37 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from capitalizing research and development costs.
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in millions)
Revenues:
Defense Solutions	$2,187	$2,052	$4,299	$4,101
Civil	902	857	1,779	1,652
Health	749	688	1,459	1,338
Total revenues	$3,838	$3,597	$7,537	$7,091

Operating income (loss):
Defense Solutions	$175	$139	$322	$272
Civil	64	38	104	81
Health	122	126	229	244
Corporate	(30)	(32)	(59)	(55)
Total operating income	$331	$271	$596	$542
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
Under our agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdict in the Apple II case remains subject to the ongoing and potential future proceedings and appeals. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office ("USPTO") post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. On March 30, 2023, the U.S. Court of Appeals for the Federal Circuit issued a ruling affirming prior decisions of the USPTO’s Patent Trial and Appeal Board finding certain claims of the patents at issue in the Apple II case to be unpatentable. On March 31, 2023, the Federal Circuit issued a decision vacating the District Court’s judgment in the Apple II case and remanding it back to the District Court with instructions to dismiss the case as moot. These Federal Circuit decisions remain subject to potential motions and/or appeals by VirnetX, including potentially seeking rehearing or certiorari review. On May 1, 2023, VirnetX filed a petition for panel rehearing on the Apple II litigation decision at the Federal Circuit, but this petition was denied by the Federal Circuit on June 27, 2023. On June 5, 2023, VirnetX filed a petition for panel rehearing on the Federal Circuit’s decision finding the patents at issue in the Apple II case to be unpatentable, but this petition was denied by the Federal Circuit on June 22, 2023.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defense Contract Audit Agency
As of June 30, 2023, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of June 30, 2023, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
Commitments
As of June 30, 2023, we have outstanding letters of credit of $70 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $102 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of June 30, 2023, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$41
2024	10
2025	100
2026	2
2027	14
2028 and thereafter	5
$172

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
The following discussion contains forward-looking statements, including statements regarding our intent, belief or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, the impact of our merger and acquisition activity, government budgets and spending, our business contingency plans, interest rates and uncertainties in tax due to new tax legislation or other regulatory developments. In some cases, forward-looking statements can be identified by words such as “will,” “expect,” “estimate,” “plan,” “potential,” “continue” or similar expressions. Such statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors. Some of these factors include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K, as updated by the risk factor in this report under Part II, Item 1A. "Risk Factors" and as may be further updated in subsequent filings with the U.S. Securities and Exchange Commission. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.
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
Business Environment and Trends
U.S. Government Markets
During the three and six months ended June 30, 2023, we generated approximately 85% and 86%, respectively, of total revenues from contracts with the U.S. government, as compared to 86% during both of the three and six months ended July 1, 2022. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
Congress is currently working on the 12 appropriations bills that will fund the federal government in government fiscal year ("GFY") 2024. The bills must presumably be within the agreed upon spending caps set by the debt ceiling bill that was signed by President Biden on June 3, 2023. For GFY 2024, the total federal discretionary spending request is $1.59 trillion with $886 billion for defense spending and $703 billion for non-defense discretionary spending programs. Failure to pass the appropriations bills or a continuing resolution by September 30, 2023, results in a partial or complete federal government shutdown.
International Markets
Sales to customers in international markets represented approximately 9% of total revenues for both the three and six months ended June 30, 2023, as compared to 8% of total revenues for both the three and six months ended July 1, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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

LEIDOS HOLDINGS, INC.

Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	Dollar change	Percent change	June 30, 2023	July 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,838	$3,597	$241	6.7%	$7,537	$7,091	$446	6.3%

Operating income	331	271	60	22.1%	596	542	54	10.0%
Non-operating expense, net	(57)	(46)	(11)	23.9%	(115)	(95)	(20)	21.1%
Income before income taxes	274	225	49	21.8%	481	447	34	7.6%
Income tax expense	(64)	(53)	(11)	20.8%	(107)	(98)	(9)	9.2%
Net income	$210	$172	$38	22.1%	$374	$349	$25	7.2%
Net income attributable to Leidos common stockholders	$207	$171	$36	21.1%	$369	$346	$23	6.6%
Operating margin	8.6%	7.5%			7.9%	7.6%
Segment and Corporate Results

	Three Months Ended				Six Months Ended
Defense Solutions	June 30, 2023	July 1, 2022	Dollar change	Percent change	June 30, 2023	July 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,187	$2,052	$135	6.6%	$4,299	$4,101	$198	4.8%
Operating income	175	139	36	25.9%	322	272	50	18.4%
Operating margin	8.0%	6.8%			7.5%	6.6%
The increase in revenues for the three months ended June 30, 2023, as compared to the three months ended July 1, 2022, was primarily attributable to programs wins, a net increase in volumes on certain programs and a $28 million increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by completion of certain contracts and a $11 million unfavorable impact from exchange rate movements.
The increase in revenues for the six months ended June 30, 2023, as compared to the six months ended July 1, 2022, was primarily attributable to program wins, a net increase in volumes on certain programs, net write-ups and a $58 million increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by completion of certain contracts and a $33 million unfavorable impact from exchange rate movements.
The increase in operating income for the three months ended June 30, 2023, as compared to the three months ended July 1, 2022, was primarily attributable to program wins and a net increase in volumes on certain programs, partially offset by the completion of certain contracts.
The increase in operating income for the six months ended June 30, 2023, as compared to the six months ended July 1, 2022, was primarily attributable to program wins, net write-ups and a net increase in volumes on certain programs. The increase was partially offset by the completion of certain contracts.

	Three Months Ended				Six Months Ended
Civil	June 30, 2023	July 1, 2022	Dollar change	Percent change	June 30, 2023	July 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$902	$857	$45	5.3%	$1,779	$1,652	$127	7.7%
Operating income	64	38	26	68.4%	104	81	23	28.4%
Operating margin	7.1%	4.4%			5.8%	4.9%

LEIDOS HOLDINGS, INC.

The increase in revenues for the three and six months ended June 30, 2023, as compared to the three and six months ended July 1, 2022, were primarily attributable to a net increase in program volumes on certain programs and programs wins, partially offset by the completion of certain contracts.
The increase in operating income for the three and six months ended June 30, 2023, as compared to the three and six months ended July 1, 2022, were primarily driven by a net increase in program volumes on certain programs and $17 million and $19 million in legal reserves and fees, respectively, resulting from an adverse arbitration ruling related to the 2016 acquisition of the Information Systems & Global Solutions business from Lockheed Martin in the prior year periods.

	Three Months Ended				Six Months Ended
Health	June 30, 2023	July 1, 2022	Dollar change	Percent change	June 30, 2023	July 1, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$749	$688	$61	8.9%	$1,459	$1,338	$121	9.0%
Operating income	122	126	(4)	(3.2)%	229	244	(15)	(6.1)%
Operating margin	16.3%	18.3%			15.7%	18.2%
The increase in revenues for the three months ended June 30, 2023, as compared to the three months ended July 1, 2022, was primarily attributable to a net increase in volumes on certain programs, program wins and net write-ups, partially offset by the completion of certain contracts. The three months ended July 1, 2022, included $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19.
The increase in revenues for the six months ended June 30, 2023, as compared to the six months ended July 1, 2022, was primarily attributable to a net increase in volumes on certain programs and program wins. The increase was partially offset by the completion of certain contracts, higher volume of net write-ups in the prior year and $28 million in recoveries in the prior year related to stop work orders on certain programs as a result of COVID-19.
The decrease in operating income for the three months ended June 30, 2023, as compared to the three months ended July 1, 2022, was primarily attributable to $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19 in the prior year quarter, partially offset by net write-ups on certain programs and program wins.
The decrease in operating income for the six months ended June 30, 2023, as compared to the six months ended July 1, 2022, was primarily attributable to $28 million in recoveries related to stop work orders on certain programs as a result of COVID-19 in the prior year, higher volume of net write-ups in the prior year and increased labor costs, partially offset by programs wins.

	Three Months Ended				Six Months Ended
Corporate	June 30, 2023	July 1, 2022	Dollar change	Percent change	June 30, 2023	July 1, 2022	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(30)	$(32)	$2	(6.3)%	$(59)	$(55)	$(4)	7.3%
The decrease in operating loss for the three months ended June 30, 2023, as compared to the three months ended July 1, 2022, was primarily attributable to reduced foreign payroll tax reserves in the current period.
The increase in operating loss for the six months ended June 30, 2023, as compared to the six months ended July 1, 2022, was primarily attributable to increased administrative costs and transaction fees in connection with the issuance of the senior unsecured notes and Credit Agreement entered into during the first quarter of fiscal 2023, see "Note 6–Debt" for further information. The increase was partially offset by reduced foreign payroll tax reserves in the current year.

LEIDOS HOLDINGS, INC.

Non-Operating Expense, net
Non-operating expense, net for the three months ended June 30, 2023, was $57 million as compared to $46 million for the three months ended July 1, 2022. Non-operating expense, net for the six months ended June 30, 2023, was $115 million as compared to $95 million for the six months ended July 1, 2022. The increases in non-operating expense for both periods was primarily due to higher net interest expense driven by increased interest rates and refinancing activities, and unfavorable exchange rate movements.
Provision for Income Taxes
For the three months ended June 30, 2023, our effective tax rate was 23.4% compared to 23.6% for the three months ended July 1, 2022. The decrease to the effective tax rate was primarily due to a decrease in underpayment penalties, offset by a decrease in excess tax benefits related to stock-based payment transactions and an increase in unrecognized tax benefits.
For the six months ended June 30, 2023, our effective tax rate was 22.2% compared to 21.9% for the six months ended July 1, 2022. The increase to the effective tax rate was primarily due to a decrease in excess tax benefits related to stock-based payment transactions offset by a decrease in underpayment penalties.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. Based upon our interpretation of the law as currently enacted, we estimate that the fiscal 2023 impact will result in increases of $110 million to both our income taxes payable and net deferred tax assets. We also estimate an increase to our unrecognized tax benefits of $75 million with a corresponding increase to net deferred tax assets. The actual impact will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Bookings and Backlog
We recorded net bookings worth an estimated $2.9 billion and $5.9 billion during the three and six months ended June 30, 2023, as compared to $2.2 billion and $7.6 billion for the three and six months ended July 1, 2022.
The estimated value of our total backlog was as follows:

	June 30, 2023			July 1, 2022
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,904	$13,500	$18,404	$4,351	$13,668	$18,019
Civil	2,134	7,710	9,844	2,051	8,846	10,897
Health	1,233	4,671	5,904	1,139	4,667	5,806
Total	$8,271	$25,881	$34,152	$7,541	$27,181	$34,722
Total backlog as of June 30, 2023, as compared to July 1, 2022, included $610 million of backlog acquired through a business combination in our Defense Solutions reportable segment.
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

LEIDOS HOLDINGS, INC.

Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $329 million in cash and cash equivalents. In March 2023, we entered into a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. This new credit facility replaced the previous senior unsecured revolving credit facility. As of June 30, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.9 billion at both June 30, 2023, and December 30, 2022. In February 2023, we entered into $750 million 5.75% fixed-rate senior notes. The annual interest rate is payable on a semi-annual basis. In March 2023, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”). The proceeds of the Term Loan Facility and cash on hand were used to repay in full all indebtedness, terminate all commitments and discharge all existing guarantees related to the $1.9 billion senior unsecured term loan facility and $750 million senior unsecured revolving facility, due January 2025.
As of June 30, 2023, borrowings under our Credit Agreement were based on a Term Secured Overnight Financing Rate (“SOFR”) with a 0.10% Term SOFR adjustment and an applicable margin range from 1.00% to 1.50%. At June 30, 2023, the applicable margin for SOFR-denominated borrowings was 1.25%.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes and have maturities of up to 397 days from the date of issuance. On May 26, 2023, we increased the size of the commercial paper program by $250 million, or not to exceed $1.0 billion. As of June 30, 2023, we had $200 million Commercial Paper Notes outstanding.
We made principal payments on our debt of $325 million and $2,036 million during the three and six months ended June 30, 2023, respectively, and $407 million and $434 million during the three and six months ended July 1, 2022, respectively. This activity included a required principal repayment of $320 million to discharge the 364-day term loan credit agreement ("Term Loan Agreement") for the three months ended June 30, 2023, as compared to required principal payments on our term loans of $404 million for the three months ended July 1, 2022. The activity for the six months ended June 30, 2023, included a $1,210 million payment to discharge the existing Term Loan Facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a principal repayment of $320 million to discharge the Term Loan Agreement, as compared to $428 million required principal payments on our Term Loan Facility for the six months ended July 1, 2022.
Our credit facilities, commercial paper notes, senior unsecured term loans and notes outstanding as of June 30, 2023, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of June 30, 2023.
During the three months ended June 30, 2023, we modified our interest rate swap agreements to reference SOFR prior to the discontinuation of LIBOR. Under the revised interest rate swap agreement, we will receive monthly variable interest payments based on the one-month SOFR rate and we will continue to pay interest at a fixed rate. Under the ASC 848 relief, we will continue to apply hedge accounting for the interest rate swap arrangement.
We paid dividends of $50 million and $100 million during the three and six months ended June 30, 2023, respectively, and $49 million and $100 million during the three and six months ended July 1, 2022, respectively.
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
During the six months ended June 30, 2023, we made open market repurchases of our common stock for aggregate purchase price of $25 million. No share repurchases were made during the three months ended June 30, 2023.
Beginning in 2022, a provision in the TCJA which eliminated the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years became effective. We anticipate our tax cash payments to increase by approximately $300 million in 2023, primarily to cover both the 2022 and 2023 tax obligations related to this provision. The actual impact will depend on the amount of research and development costs the Company incurs, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.

LEIDOS HOLDINGS, INC.

For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in millions)
Net cash provided by operating activities(1)	$164	$45	$66	$138
Net cash used in investing activities	(44)	(8)	(83)	(29)
Net cash (used in) provided by financing activities	(164)	6	(221)	(513)
(1) Net cash provided by operating activities during the three and six months ended July 1, 2022, were recast to present the effect of foreign exchange rate changes on cash, cash equivalents and restricted cash as a separate line in the condensed consolidated statements of cash flows.
Net cash provided by operating activities increased $119 million during the three months ended June 30, 2023, when compared to the prior year quarter. The changes were primarily due to strong collections on trade accounts receivable and favorable timing of customer advance payments, partially offset by higher tax payments.
Net cash provided by operating activities decreased $72 million during the six months ended June 30, 2023, when compared to the prior year. The changes were primarily due to higher tax payments of $152 million mainly in connection to the TCJA provision and a $62 million payment for payroll taxes related to the CARES Act, partially offset by strong collections on trade accounts receivable and favorable timing of customer advance payments.
Net cash used in investing activities increased $36 million and $54 million, respectively, for the three and six months ended June 30, 2023, when compared to the prior year periods, primarily due to higher capital expenditures of $19 million and $30 million, respectively, and proceeds received from the sale of Aviation & Missile Solutions LLC in the prior year periods.
Net cash used in financing activities increased $170 million for the three months ended June 30, 2023, when compared to the prior year quarter primarily due to a decrease of $173 million in net proceeds received from debt activities.
Net cash used in financing activities decreased $292 million for the six months ended June 30, 2023, when compared to the prior year primarily due to a net decrease of $485 million used in stock repurchases primarily attributable to the accelerated share repurchase activities from prior year, partially offset by a decrease of $189 million in net proceeds received from debt activities.
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	June 30, 2023	December 30, 2022
	(in millions)
Total current assets	$2,017	$2,115
Goodwill	5,811	5,810
Other long-term assets	1,283	1,188
Total assets	$9,111	$9,113

Total current liabilities	$1,992	$2,922
Long-term debt, net of current portion	4,669	3,925
Intercompany payables	2,037	1,695
Other long-term liabilities	624	699
Total liabilities	$9,322	$9,241

LEIDOS HOLDINGS, INC.

Statements of Income Information for the Guarantor and Issuer of Registered Notes

Six Months Ended
June 30, 2023
(in millions)
Revenues, net	$5,125
Operating income	382
Net income attributable to Leidos common stockholders	117
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On October 30, 2022, we completed the acquisition of Cobham Special Mission. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Cobham Special Mission from our evaluation for the second quarter of fiscal 2023. We are in the process of integrating Cobham Special Mission into our system of internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None
(b)None
(c)Purchases of Equity Securities by the Issuer
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the second quarter of 2023:

Period	Total Number of Shares(1) (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2023 - April 30, 2023	—	$—	—	14,934,512
May 1, 2023 - May 31, 2023	—	—	—	14,934,512
June 1, 2023 - June 30, 2023	843	85.78	—	14,934,512
Total	843	$85.78	—
(1) The total number of shares purchased includes shares surrendered to satisfy statutory tax withholdings obligations related to vesting of restricted stock units.
(2) In February 2022, our Board of Directors authorized a share repurchase program of up to 20 million shares of our outstanding common stock. The shares may be repurchased from time to time in one or more open market repurchases or privately negotiated transactions, including accelerated share repurchase transactions. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the market price of our common stock, general market and economic conditions, applicable legal requirements, compliance with the terms of our outstanding indebtedness and other considerations. There is no assurance as to the number of shares that will be repurchased, and the repurchase program may be suspended or discontinued at any time at our Board of Directors' discretion. This share repurchase authorization replaces the previous share repurchase authorization announced in February 2018.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 trading arrangement
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

LEIDOS HOLDINGS, INC.

Severance Plan for Executive Officers
On July 27, 2023, the Human Resources and Compensation Committee of the Board of Directors of Leidos Holdings, Inc. (the “Company”) approved an amendment and restatement of the Company’s Severance Plan for Executive Officers (the “Severance Plan”, which was formerly known as the Executive Severance Plan). In general, as amended, Severance Plan coverage is limited to officers subject to Section 16 of the Securities Exchange Act of 1934 and other individuals designated as eligible by the Human Resources and Compensation Committee of the Board of Directors. The Company most recently amended the Severance Plan effective as of July 25, 2019, as disclosed in the Form 10-Q filed on October 29, 2019. The Chief Executive Officer does not participate in the Severance Plan.
The benefits under the Severance Plan generally are unchanged. The amendment and restatement of the Severance Plan clarifies that a pro rata bonus is owed for the year of termination only if the participant was employed for at least 90 days during the year and that financial planning benefits are provided to eligible participants during their year of termination. It also narrowed the “change in control” definition that applies for purposes of determining whether enhanced severance benefits may be payable by increasing the trigger amount from 25% to 50% of the outstanding voting power of the Company, and made a number of other conforming and clarifying changes.
The foregoing summary is qualified in its entirety by the Severance Plan, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated herein by reference.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Form of Commercial Paper Dealer Agreement between Leidos, Inc., as issuer, Leidos Holdings, Inc., as guarantor, and the applicable Dealer party thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 12, 2021.

10.2	Amended and Restated Leidos Holdings, Inc. Severance Plan for Executive Officers, effective July 27, 2023.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File. The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

LEIDOS HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2023

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer