Form 10-Q
period 2023-09-29
Leidos Holdings, Inc.
filed 2023-10-31
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The number of shares issued and outstanding of each of the issuer’s classes of common stock as of October 24, 2023, was 137,506,428 shares of common stock ($.0001 par value per share).

LEIDOS HOLDINGS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29, 2023	December 30, 2022
	(unaudited; in millions, except share and per share data)
Assets:
Cash and cash equivalents	$750	$516
Receivables, net	2,452	2,350
Inventory, net	295	287
Other current assets	494	490
Total current assets	3,991	3,643
Property, plant and equipment, net	935	847
Intangible assets, net	713	952
Goodwill	6,079	6,696
Operating lease right-of-use assets, net	512	545
Other long-term assets	527	388
Total assets	$12,757	$13,071

Liabilities:
Accounts payable and accrued liabilities	$2,221	$2,254
Accrued payroll and employee benefits	801	701
Short-term debt and current portion of long-term debt	18	992
Total current liabilities	3,040	3,947
Long-term debt, net of current portion	4,667	3,928
Operating lease liabilities	527	570
Deferred tax liabilities	6	40
Other long-term liabilities	314	233
Total liabilities	8,554	8,718

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized,137,506,136 and 136,926,990 shares issued and outstanding at September 29, 2023, and December 30, 2022, respectively	—	—
Additional paid-in capital	2,055	2,005
Retained earnings	2,186	2,367
Accumulated other comprehensive loss	(95)	(73)
Total Leidos stockholders’ equity	4,146	4,299
Non-controlling interest	57	54
Total stockholders' equity	4,203	4,353
Total liabilities and stockholders' equity	$12,757	$13,071

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(unaudited; in millions, except per share data)
Revenues	$3,921	$3,608	$11,458	$10,699
Cost of revenues	3,334	3,095	9,809	9,136
Selling, general and administrative expenses	239	232	709	730
Acquisition, integration and restructuring costs	5	4	14	12
Goodwill impairment charges	599	—	599	—
Asset impairment charges	88	—	88	3
Equity earnings of non-consolidated subsidiaries	(8)	(4)	(21)	(5)
Operating (loss) income	(336)	281	260	823
Non-operating income (expense):
Interest expense, net	(53)	(50)	(163)	(148)
Other income (expense), net	1	(10)	(4)	(7)
(Loss) income before income taxes	(388)	221	93	668
Income tax expense	(8)	(57)	(115)	(155)
Net (loss) income	$(396)	$164	$(22)	$513
Less: net income attributable to non-controlling interest	3	2	8	5
Net (loss) income attributable to Leidos common stockholders	$(399)	$162	$(30)	$508

Earnings per share:
Basic	$(2.91)	$1.18	$(0.22)	$3.71
Diluted	(2.91)	1.17	(0.22)	3.68

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(unaudited; in millions)
Net (loss) income	$(396)	$164	$(22)	$513
Foreign currency translation adjustments	(31)	(75)	(19)	(158)
Unrecognized gain (loss) on derivative instruments	—	18	(1)	54
Pension adjustments	(1)	1	(2)	(19)
Total other comprehensive (loss) income, net of taxes	(32)	(56)	(22)	(123)
Comprehensive (loss) income	(428)	108	(44)	390
Less: net income attributable to non-controlling interest	3	2	8	5
Comprehensive (loss) income attributable to Leidos common stockholders	$(431)	$106	$(52)	$385

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 30, 2022	137	$2,005	$2,367	$(73)	$4,299	$54	$4,353
Net income	—	—	162	—	162	2	164
Other comprehensive income, net of taxes	—	—	—	9	9	—	9
Issuances of stock	—	14	—	—	14	—	14
Repurchases of stock and other	—	(43)	—	—	(43)	—	(43)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	137	$1,994	$2,479	$(64)	$4,409	$55	$4,464
Net income	—	—	207	—	207	3	210
Other comprehensive income, net of taxes	—	—	—	1	1	—	1
Issuances of stock	—	14	—	—	14	—	14
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(2)	(5)
Balance at June 30, 2023	137	$2,024	$2,636	$(63)	$4,597	$56	$4,653
Net (loss) income	—	—	(399)	—	(399)	3	(396)
Other comprehensive loss, net of taxes	—	—	—	(32)	(32)	—	(32)
Issuances of stock	1	12	—	—	12	—	12
Repurchases of stock and other	—	(1)	—	—	(1)	—	(1)
Dividends of $0.36 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	20	—	—	20	—	20
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at September 29, 2023	138	$2,055	$2,186	$(95)	$4,146	$57	$4,203

See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(unaudited; in millions, except per share data)
Balance at December 31, 2021	140	$2,423	$1,880	$(12)	$4,291	$53	$4,344
Net income	—	—	175	—	175	2	177
Other comprehensive income, net of taxes	—	—	—	32	32	—	32
Issuances of stock	1	15	—	—	15	—	15
Repurchases of stock and other	(4)	(526)	—	—	(526)	—	(526)
Dividends of $0.36 per share	—	—	(48)	—	(48)	—	(48)
Stock-based compensation	—	16	—	—	16	—	16
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at April 1, 2022	137	$1,928	$2,007	$20	$3,955	$53	$4,008
Net income	—	—	171	—	171	1	172
Other comprehensive loss, net of taxes	—	—	—	(99)	(99)	—	(99)
Issuances of stock	—	10	—	—	10	—	10
Repurchases of stock and other	—	(2)	—	—	(2)	—	(2)
Dividends of $0.36 per share	—	—	(50)	—	(50)	—	(50)
Stock-based compensation	—	19	—	—	19	—	19
Net capital distributions to non-controlling interest	—	—	—	—	—	(1)	(1)
Balance at July 1, 2022	137	$1,955	$2,128	$(79)	$4,004	$53	$4,057
Net income	—	—	162	—	162	2	164
Other comprehensive loss, net of taxes	—	—	—	(56)	(56)	—	(56)
Issuances of stock	—	13	—	—	13	—	13
Repurchases of stock and other	—	(4)	—	—	(4)	—	(4)
Dividends of $0.36 per share	—	—	(51)	—	(51)	—	(51)
Stock-based compensation	—	18	—	—	18	—	18
Net capital distributions to non-controlling interest	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	137	$1,982	$2,239	$(135)	$4,086	$53	$4,139
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(unaudited; in millions)
Cash flows from operations:
Net (loss) income	$(22)	$513
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	248	249
Stock-based compensation	57	53
Deferred income taxes	(192)	(221)
Goodwill impairment charges	599	—
Asset impairment charges	88	3
Other	25	21
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(109)	(139)
Other current assets and other long-term assets	141	132
Accounts payable and accrued liabilities and other long-term liabilities	22	(70)
Accrued payroll and employee benefits	105	217
Income taxes receivable/payable	(101)	109
Net cash provided by operating activities	861	867
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(6)	(2)
Divestiture of a business	—	15
Payments for property, equipment and software	(129)	(76)
Net proceeds from sale of assets	—	6
Other	—	2
Net cash used in investing activities	(135)	(55)
Cash flows from financing activities:
Proceeds from debt issuance	1,743	380
Repayments of borrowings	(2,041)	(459)
Payments for debt issuance costs	(7)	—
Dividend payments	(150)	(149)
Repurchases of stock and other	(44)	(532)
Proceeds from issuances of stock	37	35
Net capital distributions to non-controlling interests	(8)	(5)
Net cash used in financing activities	(470)	(730)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	14
Net increase in cash, cash equivalents and restricted cash	256	96
Cash, cash equivalents and restricted cash at beginning of period	683	875
Cash, cash equivalents and restricted cash at end of period	939	971
Less: restricted cash at end of period	189	164
Cash and cash equivalents at end of period	$750	$807
See accompanying notes to condensed consolidated financial statements.

LEIDOS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(unaudited; in millions)
Supplementary cash flow information:
Cash paid for income taxes, net of refunds	$325	$166
Cash paid for interest	160	136
Non-cash investing activity:
Property, plant and equipment additions	$2	$7
Non-cash financing activity:
Finance lease obligations	$65	$1
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Bad debt expense and recoveries" into "Selling, general and administrative expenses" on the condensed consolidated statements of operations. We have certain entities where the functional currency is not the U.S. dollar and have separately presented the effect of exchange rate changes on cash, cash equivalents and restricted cash held in foreign currencies as a separate line in the condensed consolidated statements of cash flows.
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
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the transition from LIBOR through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extends the deadline for application of ASU 2021-01 through December 31, 2024. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. In the first half of fiscal 2023, we adopted certain practical expedients available under ASC 848. Our term loans are based on a Secured Overnight Financing Rate (“SOFR”) rate (see "Note 6–Debt"). Additionally, we modified our interest rate swap agreements to reference SOFR (see "Note 5–Derivative Instruments") in conformity with the relief available under ASC 848. The standard did not have a material impact on our financial position, results of operations or earnings per share.
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
Changes in estimates on contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in millions, except per share data)
Favorable impact	$40	$36	$102	$116
Unfavorable impact	(24)	(29)	(62)	(75)
Net impact to (loss) income before income taxes	$16	$7	$40	$41

Impact on diluted EPS attributable to Leidos common stockholders	$0.09	$0.03	$0.22	$0.22
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using the statutory tax rate.
Revenue Recognized from Prior Obligations
Revenue recognized from performance obligations satisfied in previous periods was $13 million and $14 million for the three and nine months ended September 29, 2023, respectively, and $6 million and $38 million for the three and nine months ended September 30, 2022, respectively. The changes primarily related to revisions of variable consideration including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or true-ups of contract estimates at the end of contract performance.
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. At September 29, 2023, and December 30, 2022, $64 million and $158 million, respectively, of outstanding payments were included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the condensed consolidated balance sheets.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted for use on certain expenditures related to that customer's contract. Restricted cash balances are included as "Other current assets" in the condensed consolidated balance sheets. Our restricted cash balances were $189 million and $167 million at September 29, 2023, and December 30, 2022, respectively.
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
As of September 29, 2023, we had $15.5 billion of RPO and expect to recognize approximately 63% and 79% over the next 12 months and 24 months, respectively, with the remainder to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended September 29, 2023				Nine Months Ended September 29, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,677	$28	$242	$1,947	$4,798	$71	$755	$5,624
Other U.S. government agencies(1)	261	695	512	1,468	772	2,054	1,413	4,239
Commercial and non-U.S. customers	283	177	22	482	948	512	66	1,526
Total	$2,221	$900	$776	$3,897	$6,518	$2,637	$2,234	$11,389

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$1,559	$22	$255	$1,836	$4,620	$62	$732	$5,414
Other U.S. government agencies(1)	236	676	372	1,284	686	1,949	1,177	3,812
Commercial and non-U.S. customers	280	151	28	459	869	446	83	1,398
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624
(1) Includes federal government agencies other than the DoD and U.S. Intelligence Community, as well as state and local government agencies.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended September 29, 2023				Nine Months Ended September 29, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,247	$472	$131	$1,850	$3,578	$1,401	$542	$5,521
Firm-fixed-price	718	286	543	1,547	2,128	813	1,396	4,337
Time-and-materials and fixed-price-level-of-effort	256	142	102	500	812	423	296	1,531
Total	$2,221	$900	$776	$3,897	$6,518	$2,637	$2,234	$11,389

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$1,166	$442	$200	$1,808	$3,493	$1,293	$534	$5,320
Firm-fixed-price	668	279	389	1,336	1,950	792	1,260	4,002
Time-and-materials and fixed-price-level-of-effort	241	128	66	435	732	372	198	1,302
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624
Disaggregated revenues by geographic location were as follows:

	Three Months Ended September 29, 2023				Nine Months Ended September 29, 2023
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,936	$845	$776	$3,557	$5,659	$2,504	$2,234	$10,397
International	285	55	—	340	859	133	—	992
Total	$2,221	$900	$776	$3,897	$6,518	$2,637	$2,234	$11,389

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Defense Solutions	Civil	Health	Total	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$1,830	$810	$655	$3,295	$5,429	$2,340	$1,992	$9,761
International	245	39	—	284	746	117	—	863
Total	$2,075	$849	$655	$3,579	$6,175	$2,457	$1,992	$10,624
Revenues by customer-type, contract-type and geographic location exclude lease income of $24 million and $69 million for the three and nine months ended September 29, 2023, respectively, and $29 million and $75 million for the three and nine months ended September 30, 2022, respectively.
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
The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	September 29, 2023	December 30, 2022
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,047	$1,010

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$449	$380

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$23	$29
(1) Certain contracts record revenue net of cost of revenues, and therefore, the respective deferred revenue balance will not fully convert to revenue.
Revenue recognized for the three and nine months ended September 29, 2023, of $28 million and $215 million, respectively, was included as a contract liability at December 30, 2022. Revenue recognized for the three and nine months ended September 30, 2022, of $17 million and $257 million, respectively, was included as a contract liability at December 31, 2021.
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
As of September 29, 2023, we completed the determination of fair values of the assets acquired and liabilities assumed.The final goodwill recognized of $22 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. None of the goodwill recognized is tax deductible.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 29, 2023, $28 million and $86 million of revenues related to the Cobham Special Mission acquisition were recognized within the Defense Solutions reportable segment.
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 31, 2021(1)	$3,681	$2,097	$966	$6,744
Acquisition of businesses	26	—	—	26
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(37)	(31)	—	(68)
Goodwill at December 30, 2022(1)	$3,664	$2,066	$966	$6,696
Goodwill impairment	—	(599)	—	(599)
Acquisition of a business(2)	(4)	—	—	(4)
Foreign currency translation adjustments	(18)	4	—	(14)
Goodwill at September 29, 2023(3)	$3,642	$1,471	$966	$6,079
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
(2) Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
(3) Carrying amount includes accumulated impairment losses of $369 million and $716 million within the Health and Civil segments, respectively.
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
Operations of the Security Enterprise Solutions (“SES”) reporting unit rely heavily on the sales and servicing of security and detection products, which continue to be negatively impacted due to delays in airline travel infrastructure projects as customer budgetary restraints recover from reduced travel activity post-pandemic. During the third quarter of fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, as well as cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows.
As a result, we conducted an interim quantitative goodwill impairment analysis and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value (see “Note 4–Fair Value Measurements”). Accordingly, we recognized a non-cash goodwill impairment charge of $599 million for the three and nine months ended September 29, 2023, leaving $303 million of goodwill at the SES reporting unit. The impairment was recorded within the Civil reportable segment in the condensed consolidated statements of operations. In the event that there are significant unfavorable changes to the forecasted cash flows, forecasted revenue, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record an additional impairment of goodwill at a future date.
.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets
Intangible assets, net consisted of the following:

	September 29, 2023			December 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,686	$(1,132)	$554	$1,721	$(1,016)	$705
Software and technology	203	(138)	65	225	(136)	89
Customer relationships	52	(21)	31	87	(25)	62
Trade names	1	(1)	—	1	(1)	—
Total finite-lived intangible assets	1,942	(1,292)	650	2,034	(1,178)	856
Indefinite-lived intangible assets:
In-process research and development ("IPR&D")(1)	59	—	59	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	63	—	63	96	—	96
Total intangible assets	$2,005	$(1,292)	$713	$2,130	$(1,178)	$952
(1) IPR&D assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset.
Our strategic decisions regarding SES’ product offerings and operating regions (see the goodwill discussion on page 13) caused certain technology and IPR&D intangible assets to be abandoned and the carrying values of certain program intangible assets to become unrecoverable. As a result, for the three and nine months ended September 29, 2023, we recognized intangible asset impairment charges of $79 million. The impairment was recorded to “Asset impairment charges” in the condensed consolidated statements of operations within the Civil reportable segment. In the event that we are required to make an additional impairment of goodwill at a future date for any of the reasons identified in our discussion of goodwill or if other events occur that negatively impact these intangible assets, we may also be required to record an additional impairment of intangible assets at that time.
Amortization expense was $50 million and $153 million for the three and nine months ended September 29, 2023, respectively and $57 million and $173 million for the three and nine months ended September 30, 2022, respectively.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimated annual amortization expense as of September 29, 2023, was as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$49
2024	140
2025	113
2026	92
2027	66
2028 and thereafter	190
$650

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
The financial instruments measured at fair value on a recurring basis primarily consisted of the following:

	September 29, 2023		December 30, 2022
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$19	$19	$20	$20
As of September 29, 2023, and December 30, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million and $1.0 billion, respectively, of the variable rate senior unsecured term loan (see "Note 5–Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month SOFR rate as of September 29, 2023 and the LIBOR yield curve as of December 30, 2022 (Level 2 inputs).
The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values.
As of September 29, 2023, and December 30, 2022, the fair value of debt was $4.3 billion and $4.6 billion, respectively, and the carrying amount was $4.7 billion and $4.9 billion, respectively (see "Note 6–Debt"). The fair value of long-term debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
During the three months ended September 29, 2023, we recorded impairment charges of SES' goodwill (see "Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets"). The fair values of the assets and liabilities of the SES reporting unit were determined using a blended approach, including discounted cash flow models and market earnings multiples. The market approach estimates fair value based on profitability and valuation metrics for peer companies and applies a multiple to the reporting unit's operating performance. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital reflecting current market conditions as well as the risk profile of the reporting unit. Future cash flows are based on estimates of economic and market assumptions made using the best judgment of management, including growth rates in revenue and margins, and future changes in tax rates and cash expenditures. Other significant assumptions and estimates include estimates of future capital expenditures, terminal value growth rates, and changes in future working capital requirements. The fair value of the SES reporting unit was determined using Level 3 inputs.
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
The fair value of the interest rate swaps was as follows:

	Asset derivatives
	Balance sheet line item	September 29, 2023	December 30, 2022
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$19	$20
The cash flows associated with the interest rate swaps are classified as operating activities in the condensed consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $500 million of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 2.96%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan. During fiscal 2023, we modified our interest rate swap agreements to receive monthly variable interest payments based on the one-month SOFR rate, as compared to LIBOR, and will continue to pay interest at a fixed rate. We applied the guidance of ASC 848 which permits the continuation of hedge accounting for such modification.
The interest rate swap transactions are accounted for as cash flow hedges. The gain/loss on the swaps is reported as a component of other comprehensive (loss) income and is reclassified into earnings when the interest payments on the underlying hedged items impact earnings. A qualitative assessment of hedge effectiveness is performed on a quarterly basis, unless facts and circumstances indicate the hedge may no longer be highly effective.
The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in millions)
Total interest expense, net presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$53	$50	$163	$148

Amount recognized in other comprehensive income (loss)	$3	$21	$11	$57
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	$(3)	$2	$(12)	$13
We expect to reclassify net gains of $13 million from accumulated other comprehensive loss into earnings during the next 12 months.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6–Debt
Our debt consisted of the following:

	Stated interest rate	Effective interest rate	September 29, 2023	December 30, 2022
			(in millions)
Short-term debt and current portion of long-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2023	6.08%	6.17%	$—	$320
Current portion of long-term debt			18	672
Total short-term debt and current portion of long-term debt			$18	$992

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	5.77%	6.09%	$—	$1,211
$1,000 million term loan, due March 2028	6.68%	6.86%	1,000	—
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	—	500
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes due May 2030	4.38%	4.50%	750	750
$750 million notes due March 2033	5.75%	5.81%	750	—
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	96	44
Less: unamortized debt discounts and deferred debt issuance costs			(40)	(34)
Total long-term debt			4,685	4,600
Less current portion			(18)	(672)
Total long-term debt, net of current portion			$4,667	$3,928
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of September 29, 2023, there were no borrowings outstanding under the Revolving Facility.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes either bear a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of September 29, 2023, we did not have any Commercial Paper Notes outstanding.
The Credit Facilities, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of September 29, 2023.
Finance Leases
In fiscal 2022, the Company entered into a Master Lease Agreement whereby we agreed to lease two aircraft from the time each aircraft is accepted through June 30, 2027. In March 2023, we took possession of both aircraft and recognized a $64 million finance lease obligation and a corresponding property, plant and equipment asset.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Principal Payments
Future minimum payments of debt are as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$5
2024	18
2025	619
2026	120
2027	114
2028 and thereafter	3,849
Total principal payments	4,725
Less: unamortized debt discounts and deferred debt issuance costs	(40)
Total short-term and long-term debt	$4,685
Note 7–Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at December 31, 2021	$22	$(41)	$7	$(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	(73)	13	(13)	(73)
Other comprehensive income (loss)	(22)	11	(1)	(12)
Taxes	3	—	(1)	2
Reclassification from AOCI	—	(12)	—	(12)
Balance at September 29, 2023	$(92)	$12	$(15)	$(95)
Reclassifications from unrecognized gain (loss) on derivative instruments are recorded in "Interest expense, net" in the condensed consolidated statements of operations.
Note 8–Earnings Per Share
The following table provides a reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2023(1)	September 30, 2022	September 29, 2023(1)	September 30, 2022
	(in millions)
Basic weighted average number of shares outstanding	137	137	137	137
Dilutive common share equivalents—stock options and other stock awards	—	1	—	1
Diluted weighted average number of shares outstanding	137	138	137	138
(1) Dilutive common share equivalents did not include the impact of 1 million potentially dilutive equity awards because the result would have been anti-dilutive due to the net losses.

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. For the three and nine months ended September 29, 2023, and September 30, 2022, the total outstanding stock options and vesting stock awards that were anti-dilutive were 2 million and 1 million, respectively.
During the nine months ended September 29, 2023, we made open market repurchases of our common stock for an aggregate purchase price of $25 million. All shares repurchased were immediately retired. No share repurchases were made under the Company’s share repurchase program during the three months ended September 29, 2023.
Note 9–Income Taxes
For the three months ended September 29, 2023, the effective tax rate was (2.1)% compared to 25.8% for the three months ended September 30, 2022. The decrease to the effective tax rate was primarily due to the tax impacts of non-deductible goodwill impairments, see "Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets" for further information.
For the nine months ended September 29, 2023, the effective tax rate was 123.7% compared to 23.2% for the nine months ended September 30, 2022. The increase to the effective tax rate was primarily due to the tax impacts of non-deductible goodwill impairments, see "Note 3–Acquisitions, Divestitures, Goodwill and Intangible Assets" for further information.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct certain research and development costs for tax purposes and requires taxpayers to capitalize and amortize research costs over five years. TCJA increased both our income taxes payable and net deferred tax assets since the beginning of 2022. For the nine months ended September 29, 2023, unrecognized tax benefits increased $71 million with a corresponding increase to net deferred tax assets as a result of uncertain tax positions arising from capitalizing research and development costs. Future impacts of TCJA will depend on the amount of research and development costs the Company will incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Note 10–Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the chief operating decision maker ("CODM"), currently our Chief Executive Officer, manages operations for the purposes of allocating resources and assessing performance.
The segment information for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in millions)
Revenues:
Defense Solutions	$2,221	$2,075	$6,520	$6,176
Civil	924	874	2,703	2,526
Health	776	659	2,235	1,997
Total revenues	$3,921	$3,608	$11,458	$10,699

Operating (loss) income:
Defense Solutions	$147	$137	$469	$409
Civil	(607)	79	(503)	160
Health	152	91	381	335
Corporate	(28)	(26)	(87)	(81)
Total operating (loss) income	$(336)	$281	$260	$823

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The income statement performance measures used to evaluate segment performance are revenues and operating (loss) income. As a result, "Interest expense, net," "Other income (expense), net" and "Income tax expense" as reported in the condensed consolidated statements of operations are not allocated to our segments. Under U.S. Government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. As such, depreciation expense is not separately disclosed on the condensed consolidated statements of operations.
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
Under our agreements with VirnetX, Leidos would receive 25% of the proceeds obtained by VirnetX after reduction for attorneys' fees and costs. However, the verdict in the Apple II case remains subject to the ongoing and potential future proceedings and appeals. In addition, the patents at issue in these cases are subject to U.S. Patent and Trademark Office ("USPTO") post-grant inter partes review and/or reexamination proceedings and related appeals, which may result in all or part of these patents being invalidated or the claims of the patents being limited. On March 30, 2023, the U.S. Court of Appeals for the Federal Circuit issued a ruling affirming prior decisions of the USPTO’s Patent Trial and Appeal Board finding certain claims of the patents at issue in the Apple II case to be unpatentable. On March 31, 2023, the Federal Circuit issued a decision vacating the District Court’s judgment in the Apple II case and remanding it back to the District Court with instructions to dismiss the case as moot. These Federal Circuit decisions remain subject to potential motions and/or appeals by VirnetX, including potentially seeking rehearing or certiorari review. On May 1, 2023, VirnetX filed a petition for panel rehearing on the Apple II litigation decision at the Federal Circuit, but this petition was denied by the Federal Circuit on June 27, 2023. On June 5, 2023, VirnetX filed a petition for panel rehearing on the Federal Circuit’s decision finding the patents at issue in the Apple II case to be unpatentable, but this petition was denied by the Federal Circuit on June 22, 2023. On September 20, 2023, VirnetX filed a petition for a writ of certiorari with the Supreme Court of the United States to review the Federal Circuit decisions.
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

LEIDOS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Defense Contract Audit Agency
As of September 29, 2023, active indirect cost audits by the Defense Contract Audit Agency remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed estimates, our profitability may be adversely affected. As of September 29, 2023, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
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
In August 2022, the Company received a Federal Grand Jury Subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice Antitrust Division. The subpoena requests that the Company produce a broad range of documents related to three U.S. Government procurements associated with the Company’s Intelligence Group in 2021 and 2022. We are fully cooperating with the investigation, and we are conducting our own internal investigation with the assistance of outside counsel. It is not possible at this time to determine whether we will incur, or to reasonably estimate the amount of, any fines, penalties, or further liabilities in connection with the investigation pursuant to which the subpoena was issued.
Commitments
As of September 29, 2023, we have outstanding letters of credit of $60 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $104 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of September 29, 2023, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2023 (remainder of year)	$34
2024	10
2025	102
2026	2
2027	13
2028 and thereafter	3
$164

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
Business Environment and Trends
U.S. Government Markets
During the three and nine months ended September 29, 2023, we generated approximately 87% and 86%, respectively, of total revenues from contracts with the U.S. government, as compared to 87% during both of the three and nine months ended September 30, 2022. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially on national security, homeland security and intelligence, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On September 30, 2023, Congress avoided a federal government shutdown by passing a continuing resolution ("CR") that provides government funding until November 17, 2023. The CR gives lawmakers more time to consider the 12 appropriations bills for government fiscal year (“GFY”) 2024 and organize new leadership of the House of Representatives. The House has passed the State and Foreign Operations, Defense, Military Construction and Homeland Security Appropriations bills. For GFY 2024, the total federal discretionary spending request is $1.59 trillion with $886 billion for defense spending and $703 billion for non-defense discretionary spending programs. The Senate is also working on a government funding bill that will provide aid to Ukraine since such funding was not included in the CR. Failure to pass the appropriations bills or another CR by November 17, 2023, will result in a partial or complete federal government shutdown.

LEIDOS HOLDINGS, INC.

International Markets
Sales to customers in international markets represented approximately 9% of total revenues for both the three and nine months ended September 29, 2023, as compared to 8% of total revenues for both the three and nine months ended September 30, 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory and geopolitical risks.
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
Results of Operations
The following table summarizes our condensed consolidated results of operations for the periods presented:

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	Dollar change	Percent change	September 29, 2023	September 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,921	$3,608	$313	8.7%	$11,458	$10,699	$759	7.1%

Operating (loss) income	(336)	281	(617)	(219.6)%	260	823	(563)	(68.4)%
Non-operating expense, net	(52)	(60)	8	(13.3)%	(167)	(155)	(12)	7.7%
(Loss) income before income taxes	(388)	221	(609)	(275.6)%	93	668	(575)	(86.1)%
Income tax expense	(8)	(57)	49	(86.0)%	(115)	(155)	40	(25.8)%
Net (loss) income	$(396)	$164	$(560)	(341.5)%	$(22)	$513	$(535)	(104.3)%
Net (loss) income attributable to Leidos common stockholders	$(399)	$162	$(561)	(346.3)%	$(30)	$508	$(538)	(105.9)%
Operating margin	(8.6)%	7.8%			2.3%	7.7%
Segment and Corporate Results

	Three Months Ended				Nine Months Ended
Defense Solutions	September 29, 2023	September 30, 2022	Dollar change	Percent change	September 29, 2023	September 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$2,221	$2,075	$146	7.0%	$6,520	$6,176	$344	5.6%
Operating income	147	137	10	7.3%	469	409	60	14.7%
Operating margin	6.6%	6.6%			7.2%	6.6%
The increase in revenues for the three months ended September 29, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to programs wins, a net increase in volumes on certain programs and a $28 million increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by the completion of certain contracts.
The increase in revenues for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to a net increase in volumes on certain programs, programs wins, an increase in net write-ups on certain programs and a $86 million increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by the completion of certain contracts and a $29 million unfavorable impact from exchange rate movements.

LEIDOS HOLDINGS, INC.

The increase in operating income for the three months ended September 29, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to a net increase in volumes on certain programs and program wins, partially offset by the completion of certain contracts.
The increase in operating income for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to a net increase in volumes on certain programs, program wins, partially offset by the completion of certain contracts.

	Three Months Ended				Nine Months Ended
Civil	September 29, 2023	September 30, 2022	Dollar change	Percent change	September 29, 2023	September 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$924	$874	$50	5.7%	$2,703	$2,526	$177	7.0%
Operating (loss) income	(607)	79	(686)	NM	(503)	160	(663)	NM
Operating margin	(65.7)%	9.0%			(18.6)%	6.3%
NM - not meaningful
The increase in revenues for the three and nine months ended September 29, 2023, as compared to the three and nine months ended September 30, 2022, were primarily attributable to a net increase in volumes and product mix on certain programs.
The decrease in operating income for the three months ended September 29, 2023, as compared to the three months ended September 30, 2022, were primarily driven by impairment charges of $679 million and restructuring charges of $9 million.
The decrease in operating income for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, were primarily driven by impairment charges of $679 million, restructuring charges of $10 million and a net decrease in volumes and product mix on certain programs. The decrease was partially offset by $19 million in legal reserves and fees resulting from an adverse arbitration ruling related to the 2016 acquisition of the Information Systems & Global Solutions business from Lockheed Martin in the prior year periods and the performance of an equity method investment.

	Three Months Ended				Nine Months Ended
Health	September 29, 2023	September 30, 2022	Dollar change	Percent change	September 29, 2023	September 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$776	$659	$117	17.8%	$2,235	$1,997	$238	11.9%
Operating income	152	91	61	67.0%	381	335	46	13.7%
Operating margin	19.6%	13.8%			17.0%	16.8%
The increase in revenues for the three months ended September 29, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to a net increase in volumes, program wins, write-ups for incentive awards and recovery of prior expenditures in the medical examination business.
The increase in revenues for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to a net increase in program volumes, program wins and write-ups for incentive awards in the medical examination business. The increase was partially offset by the completion of certain contracts.
The increase in operating income for the three months ended September 29, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to program wins, write-ups for incentive awards and recovery of prior expenditures in the medical examination business.
The increase in operating income for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to write-ups for incentive awards in the medical examination business and program wins.

LEIDOS HOLDINGS, INC.

	Three Months Ended				Nine Months Ended
Corporate	September 29, 2023	September 30, 2022	Dollar change	Percent change	September 29, 2023	September 30, 2022	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(28)	$(26)	$(2)	7.7%	$(87)	$(81)	$(6)	7.4%
The increase in operating loss for the nine months ended September 29, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to increased administrative costs and transaction fees in connection with the issuance of the senior unsecured notes and Credit Agreement entered into during the first quarter of fiscal 2023, see "Note 6–Debt" for further information. The increase was partially offset by the impact of foreign payroll tax reserves.
Non-Operating Expense, net
Non-operating expense, net for the three months ended September 29, 2023, was $52 million as compared to $60 million for the three months ended September 30, 2022. The decrease was primarily due to a net unrealized loss in our foreign currency forward contract related to the Cobham Special Mission acquisition as a result of unfavorable exchange rate movements in the prior year, partially offset by higher net interest expense driven by increased interest rates and refinancing activities.
Non-operating expense, net for the nine months ended September 29, 2023, was $167 million as compared to $155 million for the nine months ended September 30, 2022. The increase was primarily due to higher net interest expense driven by increased interest rates and refinancing activities, partially offset by a net unrealized loss in our foreign currency forward contract related to the Cobham Special Mission acquisition as a result of unfavorable exchange rate movements in the prior year.
Provision for Income Taxes
For the three months ended September 29, 2023, our effective tax rate was (2.1)% compared to 25.8% for the three months ended September 30, 2022. The decrease to the effective tax rate was primarily due to the tax impacts of non-deductible goodwill impairments.
For the nine months ended September 29, 2023, our effective tax rate was 123.7% compared to 23.2% for the nine months ended September 30, 2022. The increase to the effective tax rate was primarily due to the tax impacts of non-deductible goodwill impairments.
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

LEIDOS HOLDINGS, INC.

Bookings and Backlog
We recorded net bookings worth an estimated $7.9 billion and $13.8 billion during the three and nine months ended September 29, 2023, as compared to $4.1 billion and $11.6 billion for the three and nine months ended September 30, 2022.
The estimated value of our total backlog was as follows:

	September 29, 2023			September 30, 2022
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,994	$14,568	$19,562	$4,178	$13,842	$18,020
Civil	2,297	9,602	11,899	2,037	8,652	10,689
Health	1,756	4,826	6,582	1,214	5,105	6,319
Total	$9,047	$28,996	$38,043	$7,429	$27,599	$35,028
Total backlog as of September 29, 2023, as compared to September 30, 2022, included $610 million of backlog acquired through a business combination in our Defense Solutions reportable segment.
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
Liquidity and Capital Resources
Overview
As of September 29, 2023, we had $750 million in cash and cash equivalents. In March 2023, we entered into a senior unsecured revolving credit facility which can provide up to $1 billion in additional borrowing, if required. This new credit facility replaced the previous senior unsecured revolving credit facility. As of September 29, 2023, there were no borrowings outstanding under the revolving credit facility.
We had outstanding debt of $4.7 billion and $4.9 billion at September 29, 2023, and December 30, 2022, respectively. In February 2023, we entered into $750 million 5.75% fixed-rate senior notes. The annual interest rate is payable on a semi-annual basis. In March 2023, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”). The proceeds of the Term Loan Facility and cash on hand were used to repay in full all indebtedness, terminate all commitments and discharge all existing guarantees related to the $1.9 billion senior unsecured term loan facility and $750 million senior unsecured revolving facility, due January 2025.
As of September 29, 2023, borrowings under our Credit Agreement were based on a Term Secured Overnight Financing Rate (“SOFR”) with a 0.10% Term SOFR adjustment and an applicable margin range from 1.00% to 1.50%. At September 29, 2023, the applicable margin for SOFR-denominated borrowings was 1.25%.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") and have maturities of up to 397 days from the date of issuance. On May 26, 2023, we increased the size of the commercial paper program by $250 million, or not to exceed $1.0 billion. As of September 29, 2023, we did not have any Commercial Paper Notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $5 million and $2,041 million during the three and nine months ended September 29, 2023, respectively, and $25 million and $459 million during the three and nine months ended September 30, 2022, respectively. The activity for the nine months ended September 29, 2023, included a $1,210 million payment to discharge the existing Term Loan Facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a principal repayment of $320 million to discharge the 364-day term loan credit agreement, as compared to $452 million required principal payments on our Term Loan Facility for the nine months ended September 30, 2022.

LEIDOS HOLDINGS, INC.

Our credit facilities, commercial paper notes, senior unsecured term loans and notes outstanding as of September 29, 2023, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of September 29, 2023.
We paid dividends of $50 million and $150 million during the three and nine months ended September 29, 2023, respectively, and $49 million and $149 million during the three and nine months ended September 30, 2022, respectively.
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
During the nine months ended September 29, 2023, we made open market repurchases of our common stock for aggregate purchase price of $25 million. No share repurchases were made during the three months ended September 29, 2023.
Beginning in 2022, a provision in the TCJA which eliminated the option to currently deduct research and development costs for tax purposes and requires taxpayers to capitalize and amortize the costs over five years became effective. We anticipate our tax cash payments to increase by approximately $270 million in 2023, primarily to cover both the 2022 and 2023 tax obligations related to this provision. The actual impact will depend on the amount of research and development costs the Company incurs, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in millions)
Net cash provided by operating activities(1)	$795	$729	$861	$867
Net cash used in investing activities	(52)	(26)	(135)	(55)
Net cash used in financing activities	(249)	(217)	(470)	(730)
(1) Net cash provided by operating activities during the three and nine months ended September 30, 2022, were recast to present the effect of foreign exchange rate changes on cash, cash equivalents and restricted cash as a separate line in the condensed consolidated statements of cash flows.
Net cash provided by operating activities increased $66 million during the three months ended September 29, 2023, when compared to the prior year quarter. The changes were primarily due to favorable timing of customer advance payments and vendor payments, partially offset by higher tax payments.
Net cash provided by operating activities decreased $6 million during the nine months ended September 29, 2023, when compared to the prior year. The changes were primarily due to higher tax payments of $189 million, mainly in connection to the TCJA provision and a $62 million payment for payroll taxes related to the CARES Act, partially offset with strong collections on trade accounts receivable, favorable timing of customer advance payments and vendor payments.

LEIDOS HOLDINGS, INC.

Net cash used in investing activities increased $26 million for the three months ended September 29, 2023, when compared to the prior year quarter primarily due to higher capital expenditures of $23 million.
Net cash used in investing activities increased $80 million for the nine months ended September 29, 2023, when compared to the prior year. The changes were primarily due to higher capital expenditures of $53 million and $15 million of proceeds received from the sale of Aviation & Missile Solutions LLC in the prior year.
Net cash used in financing activities increased $32 million for the three months ended September 29, 2023, when compared to the prior year quarter primarily due to a $30 million increase in net payments from debt activities.
Net cash used in financing activities decreased $260 million for the nine months ended September 29, 2023, when compared to the prior year primarily due to a net decrease of $488 million in stock repurchases driven by the accelerated share repurchase activities in the prior year and an increase of $1.4 billion in proceeds received from the issuance of debt in the current year, partially offset by an increase of $1.6 billion in payments of debt.
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

	September 29, 2023	December 30, 2022
	(in millions)
Total current assets	$2,345	$2,115
Goodwill	5,514	5,810
Other long-term assets	1,352	1,188
Total assets	$9,211	$9,113

Total current liabilities	$2,101	$2,922
Long-term debt, net of current portion	4,666	3,925
Intercompany payables	2,208	1,695
Other long-term liabilities	647	699
Total liabilities	$9,622	$9,241

LEIDOS HOLDINGS, INC.

Statement of Operations Information for the Guarantor and Issuer of Registered Notes

Nine Months Ended
September 29, 2023
(in millions)
Revenues, net	$7,761
Operating income	307
Net loss attributable to Leidos common stockholders	(67)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of September 29, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
On October 30, 2022, we completed the acquisition of Cobham Special Mission. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Cobham Special Mission from our evaluation for the third quarter of fiscal 2023. We are in the process of integrating Cobham Special Mission into our system of internal control over financial reporting.
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
For the three months ended September 29, 2023, there were no repurchases of our common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
The following table includes the material terms of each trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended ("Rule 10b5-1 Plan") by our executive officers and directors during the three months ended September 29, 2023:

Name and title	Date of adoption(1)	Date of termination	Scheduled expiration date(2)	Aggregate number of shares of common stock to be purchased or sold(3)
James R. Moos, President - Civil	August 3, 2023	N/A	March 2, 2024	Up to 2,134 shares underlying options expiring March 2, 2024
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

LEIDOS HOLDINGS, INC.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Leidos Holdings, Inc. Severance Plan for Executive Officers, effective July 27, 2023. Incorporated herein by reference to Exhibit 10.2 on Form 10-Q filed with the SEC on August 1, 2023.

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
Date: October 31, 2023

Leidos Holdings, Inc.

/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer and as a duly authorized officer