Form 10-K
period 2023-12-29
Leidos Holdings, Inc.
filed 2024-02-13
CIK 1336920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2023, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of Leidos Holdings, Inc. common stock (based upon the closing price of the stock on the New York Stock Exchange) held by non-affiliates of the registrant was $12,035,539,574.
The number of shares issued and outstanding of the registrant’s class of common stock as of February 6, 2024, was 135,779,301 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Leidos Holdings, Inc.'s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders ("2024 Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•deterioration of economic conditions or weakening in credit or capital markets;
•uncertainty in the consequences of current and future geopolitical events;
•inflationary pressures and fluctuations in interest rates;
•delays in the U.S. government contract procurement process or the award of contracts and delays or loss of contracts as a result of competitor protests;
•changes in U.S. government procurement rules, regulations and practices, including its organizational conflict of interest rules;
•increased preference by the U.S. government for minority-owned, small and small disadvantaged businesses;
•fluctuations in foreign currency exchange rates;
•our compliance with various U.S. government and other government procurement rules and regulations;
•governmental reviews, audits and investigations of our company;
•our ability to effectively compete and win contracts with the U.S. government and other customers;
•our ability to respond rapidly to emerging technology trends, including the use of artificial intelligence;
•our reliance on information technology spending by hospitals/healthcare organizations;
•our reliance on infrastructure investments by industrial and natural resources organizations;
•energy efficiency and alternative energy sourcing investments;
•investments by U.S. government and commercial organizations in environmental impact and remediation projects;
•the effects of an epidemic, pandemic or similar outbreak may have on our business, financial position, results of operations and/or cash flows;
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
•our compliance with international, federal, state and local laws and regulations regarding privacy, data security, protection, storage, retention, transfer, disposal and other processing, technology protection and personal information;
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

Leidos Holdings, Inc. Annual Report - 2

PART I

Item 1. Business
Our Company
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos was founded in 1969 by physicist Dr. Robert Beyster. Since our founding 55 years ago, we have applied our expertise in science, research and engineering in rapidly-evolving technologies and markets to solve complex problems of global concern.
We use the terms "we," "us" and "our" to refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries.
Leidos, recognized as a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 47,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Applying our technically-advanced solutions to help solve our customers' most difficult problems has enabled us to build strong relationships with key customers. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security ("DHS"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs ("VA"), National Aeronautics and Space Administration ("NASA") and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. With a focus on delivering mission-critical solutions, Leidos generated 87% of revenues for the fiscal year ended December 29, 2023, ("fiscal 2023") from U.S. government contracts, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government.
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
Our Business Segments
At December 29, 2023, our business has been aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate. Our operations and reportable segments are organized around the customers and markets we serve. We provide a wide array of scientific, engineering and technical services and solutions across these reportable segments. Approximately 9% of our revenues are generated by entities located outside of the United States.
Defense Solutions
Defense Solutions has provided leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization, mission systems and integration, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, maritime solutions, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and space systems and solutions. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the Space Development Agency, NASA, Defense Information Systems Agency ("DISA"), military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world. Defense Solutions represented 56% of total revenues for fiscal 2023, 57% of total revenues for the fiscal year ended December 30, 2022 ("fiscal 2022") and 58% of total revenues for the fiscal year ended December 31, 2021 ("fiscal 2021").
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
•Maritime Solutions – On and under the sea, we offer a wide range of capabilities. We continue to enhance our surface and subsurface autonomous and unmanned technologies to help make maritime operations safer and more efficient for government and industry by providing leading sensor systems, signal processing, communications hardware and software to support these vital missions. In space we provide sensor, algorithm development and integrated payload capabilities to identify and track threats and cue defensive systems. We have developed and delivered full integrated small satellite systems. We are a market leader in submarine collection technologies and anti-submarine warfare system installation and maintenance and are expanding our capabilities in these areas to meet market demand for this growing threat. We also provide prototyping and research and development support services to a wide variety of DoD customers from concept analysis to classified manufacturing. Our Gibbs & Cox subsidiary is one of the largest independent naval architecture and marine engineering firm by headcount in the United States. Our naval architecture services span the entire ship’s lifetime, from early-stage concept designs through detailed design, shipyard construction support, full lifecycle and sustainment support, ship alterations, service life extensions, and disposal. Our Marine Engineering involves a wide range of activities, beginning with concept and feasibility design and continues through detailed design, construction support, life-cycle support and into ship-alt design for service-life extensions.
•Transformative Software, Analytics – We offer extensive software development capabilities for C2, intelligence and information systems and deliver mission and enterprise-level solutions to the U.S. and allied defense and intelligence organizations. This includes encryption key management, the use of artificial intelligence to automate and streamline processes and the development of software to manage some of the worlds toughest data problems. We offer innovative data analytics capabilities, and we design, develop, integrate, deploy and support information-centric software and enterprise IT systems for complex, data-driven national security challenges for the intelligence community, homeland security and defense customers. Our capabilities are enhanced by our advanced software factories, providing the brainpower to deliver the optimum software solutions for our customer base. Across the U.S. Army we perform complex software development projects, develop training simulators for Army vehicles, maintain and conduct soldier training for field C2 equipment, and we are installing our cloud-based Army base access control system throughout the U.S.
Leidos Holdings, Inc. Annual Report - 4

PART I

•Intelligence Analysis, Mission Support and Logistics Services – We deliver high-end services to the U.S. Intelligence Community, DoD and allied governments. Operating throughout the world we provide intelligence analysis, operational support, logistics operations, security, linguistics and training. In addition, we deliver tailored IT services and solutions to our customers across the globe. We offer product support and lifecycle sustainment services to our U.S. Army, Navy and Air Force customers, including planning and managing the cost and performance across the product’s lifecycle. We offer reverse engineering, classified manufacturing and design, and threat exploitation services to a wide breadth of U.S. Intelligence Community customers.
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
Civil
Our Civil business has been focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of digital modernization, energy infrastructure, integrated missions, transportation applications and security detection. Civil represented 24% of total revenues for both fiscal 2023 and 2022, and 23% of total revenues for fiscal 2021.
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
Leidos Holdings, Inc. Annual Report - 5

PART I

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
•Climate, Energy and Environment – We are trusted by government agencies and commercial customers with substantial environmental and sustainability driven-missions. Our reputation across climate science, environmental management and operations, nuclear security, power grid engineering, energy efficiency, infrastructure management, mission support and IT modernization provides the applicable expertise needed to transform operations while modernizing aging infrastructure and maintaining environmental stewardship. We support the critical missions of the Department of Energy ("DoE"), National Nuclear Security Administration, National Science Foundation, utilities, energy investors and developers, energy efficiency administrators and commercial industrial customers. At the DoE Hanford site, we provide site-wide infrastructure management and operation, including oversight of land and logistics, public works, information technology, fleet transportation, environmental sustainability, and compliance, first responder services and future project planning. At the National Energy Technology Laboratory, we actively conduct and support fundamental and applied research efforts, including providing product and logistical support comprising strategic business development, technology transfer and agreements and education and outreach support for the effective and efficient execution of research programs. In addition, we help investor-owned utilities and industrial customers modernize power delivery systems for improved reliability, implement energy management strategies, support vehicle electrification, transform digital infrastructure and gain operational efficiencies to meet evolving energy needs and climate change goals.
Health
Our Health business has been focused on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital modernization and life sciences research and development. Health represented 20% of total revenues for fiscal 2023, and 19% of total revenues for both fiscal 2022 and 2021.
Leidos Holdings, Inc. Annual Report - 6

PART I

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
•Managed Health Services – We deploy a national footprint of health clinics and health providers to support care delivery services, including medical disability and behavioral health examinations for the VA, as well as serving other independent medical exam markets. We have developed unique capabilities in behavioral health management through many decades of experience with a special emphasis on substance abuse services and non-medical counseling. We believe that these capabilities can be expanded into other clinical adjacencies. Our managed health services activities leverage our IT and mission enablement capabilities, which underpin solutions we offer to our customers across all of our served markets.
•Digital Modernization – We manage the entire lifecycle of the IT journey for our customers. Our expertise includes IT strategic planning, outsourcing and management of large-scale data centers, agile software development and system transformation, cloud migration and application modernization, digitization and big data management and advanced analytics. Our customers include the Centers for Medicare & Medicaid Services, Food and Drug Administration, Social Security Administration, VA, Defense Health Agency ("DHA") and commercial customers. Leidos helps transform our customers' technology environments in support of their most critical missions, accomplished in a highly secure manner by leveraging our cybersecurity domain expertise and our Leidos rapid application development software platform.
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
During fiscal 2023, we completed an immaterial disposition of a business within our Defense Solutions segment. During fiscal 2022, we completed the disposition of Aviation & Missile Solutions LLC within our Defense Solutions segment. For further information, see "Note 5—Acquisitions and Divestitures" in Part II of this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 7

PART I

Key Customers
The majority of our revenues are generated in the United States. Our consolidated revenues are largely attributable to prime contracts or to subcontracts with other contractors engaged in work for the U.S. government, with the remaining attributable to international customers, including the U.K. Ministry of Defence and Australian Ministry of Defence, and customers across a variety of commercial markets. Within the U.S. government, our revenues are diversified across many agencies, including various intelligence agencies, the U.S. Army, Navy and Air Force, U.S Space Force, DHS, DISA, FAA, Transportation Security Administration, CBP, DHA, VA, Department of Health and Human Services, NASA, National Science Foundation, DoE, the Environmental Protection Agency and research agencies such as Defense Advanced Research Projects Agency.
These customers have a number of subsidiary agencies that have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies or with the subsidiary agencies of these customers.
Human Capital
Employee and Workforce Demographics
As of December 29, 2023, we employed approximately 47,000 full and part-time employees of whom approximately 41,800 are located in the United States and the remainder of which are located in 50 countries worldwide. Approximately 36% of our employees have degrees in science, technology, engineering or mathematics fields, approximately 23% of our employees have advanced degrees, 52% of our employees possess U.S. security clearances and approximately 19% of our employees are military veterans.
As of December 29, 2023, our workforce consisted of the following:

Gender of global employees(1)
Male	65%
Female	35%
(1) Based on employees who self-identify.

Age of global employees
Less than 30 years	15%
30-50 years	47%
Greater than 50 years	38%

Ethnicity of U.S. employees(1)
White	61%
Black	13%
Asian/Indian	10%
Hispanic/Latino	10%
Other	3%
Undisclosed	3%
(1) Based on employees who self-identify.
Culture and Values
We have six core values that make us who we are as individuals and collectively as a company: integrity, inclusion, innovation, agility, collaboration and commitment. These values provide a roadmap for our behavior and help to guide our decisions in the workplace. They are a key component of our corporate culture and are integrated into all employees' annual performance assessments to reinforce expectations. Our practices are based on our commitment to do the right thing for our customers, our employees and our communities. Our values are demonstrated by our employees as they help our customers execute important missions on the front lines of the world’s most complex markets.
Leidos Holdings, Inc. Annual Report - 8

PART I

Our policies, procedures, training and communications form a comprehensive program that promotes a culture of integrity as a foundation for employee conduct. For the sixth consecutive year, the Ethisphere Institute named Leidos one of the World's Most Ethical Companies in 2023.
Diversity, Equity and Inclusion ("DEI")
Our DEI strategy and approach focus on education and best practices that enable leader accountability and shift the organization from awareness to meaningful actions. Our priorities focus on improving enterprise and senior leader representation and enhancing an inclusive culture. Leaders, managers and employees of the Company are required to take DEI training annually to recognize challenges and mitigate barriers to inclusion in the workplace.
We continue to grow and expand our employee resource groups (“ERGs”) and DEI learning resources to equip employees with the tools to develop cultural their competence across all dimensions of inclusion, enhance their personal networks, and develop leadership skills to actively shape and change workplace culture. The Enterprise Inclusion Council and group/functional level councils continue to champion DEI efforts across the enterprise and advise on the evolution of our DEI strategy. These councils are comprised of volunteers from across the business functions, ERG leaders, key stakeholders with oversight and guidance from executive leadership and a Board liaison.
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
Career Mobility, Development and Growth
We have a strong focus on our employees’ career, flexibility and well-being. We call this Leidos Life. It is about embracing what makes Leidos great and advancing a culture that helps every employee achieve personal and professional success. Leidos Life is our commitment to make Leidos an even better place to work. Leidos empowers and challenges employees to continuously seek, share and apply new knowledge, skills and behaviors. We recognize the value of a high-performing workforce where every member of the team has an opportunity to feel motivated, valued and fulfilled, and have a purposeful and long career at Leidos. We provide resources, development, and experiential learning to enable employees to grow, including a talent marketplace where employees can fill temporary roles to develop skills or provide additional assistance. We provide leaders with the knowledge, skills and resources needed to coach employees and enable employees' career development.
We value and develop a highly-skilled future-ready workforce. We have a strong technical upskilling and reskilling program to develop and retain talent. We offer formal programs to help employees earn many industry-standard professional and technical certifications. Additionally, we offer tuition reimbursement and certification exam reimbursement to full-time employees at accredited universities.
Our Internal Mobility Program has a dedicated team that proactively focuses on the redeployment of our employees. We teach employees how to use the tools and resources available to them and help them gain visibility across the enterprise. We assist managers and recruiters in identifying internal candidates for their programs.
We conduct formal employee engagement surveys and pulse surveys to listen to employees and develop customized strategies to drive engagement, inclusion and retention across the organization.
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
Health and Workplace Safety
Our primary focus is on the health and safety of our employees, with the physical and mental well-being of our employees being top priority as one of the three pillars of Leidos Life. To support the physical and mental well-being of our employees, we provide many well-being and mental health benefits to all employees, including access to our Employee Assistance Program, Headspace, Virgin Pulse and meQuilibrium resources. These partners provide a multitude of free resources to assist employees with their mental, financial, and physical health.
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
Research and Development
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development includes independent research and development ("IR&D") and commercial and international research and development. Company-funded research and development expenses are included in selling, general and administrative expenses. Our company-funded research and development expense was $128 million, $116 million and $109 million for fiscal 2023, 2022 and 2021, respectively, which as a percentage of consolidated revenues was 0.8% for fiscal 2023, 2022 and 2021. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.
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
Our principal competitors currently include the following companies: Accenture Federal Systems, Amentum Services Inc., BAE Systems, Booz Allen Hamilton Inc., CACI International Inc., General Dynamics Corporation, IBM, Jacobs Engineering Group Inc., KBR Inc., L3Harris, Lockheed Martin Corporation, ManTech, Northrop Grumman Corporation, Peraton, Raytheon Technologies Corporation and SAIC. These companies span across sectors that include engineering and technical services divisions of large defense contractors, diversified U.S. and international IT providers and contractors focused solely on technical services, supply chain management, other logistics services and major systems operations and maintenance, homeland security and health solutions.
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
Data Privacy and Security Laws
Some of our operations and service offerings involve access to and use by us of personal information and/or protected health information. These activities are regulated by extensive federal, state and international data privacy and security laws requiring organizations to, among other things, provide certain privacy protections and security safeguards for such information. For example, among others:
•the European Union's ("EU’s") General Data Protection Regulation (“GDPR”), which imposes compliance obligations for companies that process personal data of EU data subjects, necessitating investment into ongoing data protection activities and documentation requirements, and creates the potential for significant fines for noncompliance;
•the United Kingdom’s (“UK’s”) General Data Protection Regulation, ("U.K. GDPR"),which creates similar compliance obligations for companies that process personal data of UK data subjects as are imposed by the GDPR;
•the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), which broadly defines personal information and provides expanded consumer privacy rights to natural persons residing in California, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information; and
•the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act, which establishes privacy and security compliance obligations with respect to the processing of protected health information by covered entities and business associates, necessitating investment in technical and organizational compliance measures and creates the potential for substantial fines for noncompliance.
Leidos Holdings, Inc. Annual Report - 14

PART I

These regulations and related risks are described in more detail below under "Risk Factors" in this Annual Report on Form 10-K.
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
Leidos Holdings, Inc. Annual Report - 15

PART I

Item 1A. Risk Factors
In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information disclosed elsewhere in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report, and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed, and our stock price could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest, exchange rates and inflation, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results. In that event, the trading price of our stock could decline, and you could lose part or all of your investment.
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
•The U.S. government may terminate, cancel, modify, renew on less favorable terms or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenues and profitability.
•We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.
•Deterioration of economic conditions or weakening in credit or capital markets may have a material adverse effect on our business, results of operations and financial condition.
•We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
•Global supply chain issues and inflationary pressures have disrupted supply and increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and reduce customer buying power.
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
Leidos Holdings, Inc. Annual Report - 16

PART I

•Efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.
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
•Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
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
•We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
•Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our business, reputation and future results.
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
•Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position.
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
Leidos Holdings, Inc. Annual Report - 17

PART I

•We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
•Goodwill and other intangible assets represent significant assets on our balance sheet and any impairment of these assets could negatively impact our results of operations, and shareholders' equity.
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
•We face risks associated with our international business.
•Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
Leidos Holdings, Inc. Annual Report - 18

PART I

Industry and Economic Risks
We depend on government agencies as our primary customers and if our reputation or relationships with these agencies were harmed, our future revenues and growth prospects could be adversely affected.
Our total revenues from contracts with the U.S. government (including all branches of the U.S. military), either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government generated approximately 87% in fiscal 2023, 86% in fiscal 2022, and 87% in fiscal 2021. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationships with the U.S. government, particularly with the agencies of the DoD and the U.S. Intelligence Community, are key factors in maintaining and growing our revenues, and enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. In addition, negative publicity, including reports from the press or social media coverage, regardless of accuracy or completeness, and which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, products or other deliverables, security breaches or other security incidents or other aspects of our business, could harm our reputation with these agencies and with certain non-U.S. customers. Due to the sensitive nature of our work and our confidentiality obligations to our customers, and despite our ongoing efforts to provide transparency, we may be unable to or limited in our ability to respond to such negative publicity, which could also harm our reputation and our business. If our reputation is negatively affected or if we are unable to successfully maintain our relationships with government entities and agencies, certain customers could cease to do business with us and our ability to bid successfully for new business may be adversely affected, which could cause our actual results to differ materially and adversely from those anticipated. In addition, our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. If any of the foregoing occurs, the amount of business with the U.S. government and other customers could decrease, and our business, future revenues, financial condition, and growth prospects could be adversely affected.
A decline in the U.S. government budget, changes in spending or budgetary priorities or delays in contract awards may significantly and adversely affect our future revenues and limit our growth prospects.
Revenues under contracts with the DoD and U.S. Intelligence Community, either as a prime contractor or subcontractor to other contractors, represented approximately 49% of our total revenues for fiscal 2023, and 44% of our total revenues for both fiscal 2022 and 2021. U.S. government and DoD spending levels are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities and defense spending levels, the appropriations process and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Presidential Administration and Congress and what challenges potential budget reductions will present for us and our industry generally.
Current U.S. government spending levels for defense-related or other programs may not be sustained. Future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget and the federal government’s ability to meet its debt obligations, changes in the priorities of the U.S. Presidential Administration as a result of the upcoming election cycle, increasing political pressure and legislation, shifts in spending priorities from defense-related or other programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors. For example, the conflicts between Russia and Ukraine and Israel and Hamas have resulted in increased security assistance to each of Ukraine and Israel to help preserve their territorial integrity, secure their borders, and with respect to the Russia/Ukraine conflict, improve interoperability with NATO. Changes in defense budgetary priorities as a result of such conflict could have an adverse impact on our results. In addition, if government funding relating to our contracts with the U.S. government or DoD becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor. Our operating results could also be adversely affected by spending caps or changes in the U.S. government or the DoD's budgetary priorities, as well as delays in program starts or the award of contracts or task orders under contracts.
Leidos Holdings, Inc. Annual Report - 19

PART I

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD or other budgetary priorities, reduce overall U.S. government spending, or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. In addition, changes to the federal or DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in the areas of national security, intelligence, and homeland security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and results of operations and limit our growth prospects. In addition, our ability to grow in advanced technology areas, such as hypersonics programs, space exploration, and classified programs, will also be affected by the overall budget environment, whether development programs transition to production and the timing of such transition, all of which are dependent on U.S. Government authorization and funding.
Because we depend on U.S. government contracts, a delay in the completion of the U.S. government's budget and appropriations process could delay procurement of the products, services, and solutions we provide and adversely affect our future revenues.
The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a "continuing resolution," which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in the procurement of the products, services and solutions that we provide and may result in new initiatives being canceled. From time to time, we have experienced a decline in revenues in our fourth quarter as a result of this annual appropriations cycle, and we could experience similar declines in revenues from future delays in the appropriations process. When the U.S. government fails to complete its appropriations process or provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs, or the delay, or cancellation of contract payments, which could have a negative effect on our cash flows and adversely affect our future results of operations. Congress appropriates funds on an annual fiscal year basis for many programs, even though the program performance period may extend over several years. Consequently, programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are obligated to the contract. In addition, if and when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.
Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and profitability.
We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a continuing competitive bidding process, including GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors, or that may be awarded but for which we do not receive meaningful task orders, and several risks, including the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications, or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. We are also experiencing increased competition, which impacts our ability to obtain contracts; see the risk factor “We face intense competition that can impact our ability to obtain contracts and, therefore, affect our future revenues and growth prospects.” Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.
Leidos Holdings, Inc. Annual Report - 20

PART I

The U.S. government may terminate, cancel, modify, renew on less favorable terms or curtail our contracts at any time prior to their completion, and if we do not replace them, this may adversely affect our future revenues and profitability.
Many of the U.S. government programs in which we participate as a contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are typically funded on an annual basis. Under our contracts, the U.S. government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decisions by the U.S. government to not exercise contract options or to terminate, cancel, modify, renew on less favorable terms or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.
In addition, we have experienced and continue to experience performance issues under certain of our contracts. Some of our contracts involve developing complex systems and products to achieve challenging customer goals in a competitive procurement environment. As a result, we sometimes experience technological or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
We face intense competition that can impact our ability to obtain contracts and, therefore, affect our future revenues and growth prospects.
Our business is highly competitive, and we compete with larger companies with greater name recognition, financial resources, and a larger technical staff. We also compete with smaller, more specialized companies that can concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities and federal non-profit contract research centers. For example, some customers, including the DoD, are turning to commercial contractors, rather than traditional defense contractors, for some products and services, and may utilize small business contractors or determine to source work internally rather than hiring a contractor. The markets in which we operate are characterized by rapidly changing customer needs and technology and our success depends on our ability to invest in and develop services and products that address such needs. To remain competitive, we must consistently provide superior service, technology, and performance to our customers on a cost-effective basis while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel, or be willing to accept more risk or lower profitability in competing for contracts.
Some of our competitors have made or could make acquisitions of businesses or establish teaming or other agreements among themselves or third parties, which could allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote more significant resources to bring these products and services to market, initiate or withstand substantial price competition, develop and expand their product and service offerings more quickly than we do or limit our access to certain suppliers. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins, and loss of market share. Further industry consolidation may also impact customers’ perceptions of the viability of smaller or even mid-size software firms and, consequently, customers’ willingness to purchase from such firms.
Deterioration of economic conditions or weakening in credit or capital markets may have a material adverse effect on our business, results of operations and financial condition.
Volatile, negative, or uncertain economic conditions, an increase in the likelihood of a recession, or concerns about these or other similar risks may negatively impact our customers’ ability and willingness to fund their projects. For example, declines in state and local tax revenues, as well as other economic declines, may result in lower government spending. Our customers reducing, postponing, or canceling spending on projects in respect of which we provide services may reduce demand for our services quickly and with little warning, which could have a material adverse effect on our business, results of operations, and financial condition.
Leidos Holdings, Inc. Annual Report - 21

PART I

Moreover, instability in the credit or capital markets in the U.S., including as a result of failures of financial institutions and any related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit or our credit ratings, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds or refinance our existing indebtedness, or obtain financing for acquisitions. Such instability could also cause counterparties, including vendors, suppliers, and subcontractors, to be unable to perform their obligations or to breach their obligations to us under our contracts with them. In addition, instability in the credit or capital markets could negatively impact our customers’ ability to fund their projects and, therefore, utilize our services, which could have a material adverse effect on our business, results of operations, and financial condition.
We cannot predict the consequences of current or future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East, and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, the ongoing Israel/Hamas conflict and its regional effects, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or our supply chain, business partners, or customers.
Global supply chain issues and inflationary pressures have disrupted supply and increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and reduce customer buying power.
For a variety of reasons, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business in both supply and labor markets. These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions, and the duration of such pressures is uncertain. We generate revenue through various fixed-price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to account for and mitigate inflationary cost pressures, which may result in cost overruns on contracts. This could result in reduced profits or even losses if inflation increases, particularly for fixed-priced contracts and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business or otherwise materially adversely affect our results of operations.
Leidos Holdings, Inc. Annual Report - 22

PART I

Legal and Regulatory Risks
Our failure to comply with various complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.
We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, or suspension or debarment from contracting with federal agencies. For additional background on the regulations that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K and the risk factor “Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects." The FAR and many of our U.S. government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. A conflict-of-interest issue that precludes our competition for or performance on a significant program or contract could harm our prospects.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. One of the significant differences is that the U.S. Government may terminate any of our government contracts, not only for default based on our performance but also at its convenience. Generally, prime contractors have a similar right under subcontracts related to government contracts. If a contract is terminated for convenience, we typically would be entitled to receive payments for our allowable costs incurred and the proportionate share of fees or earnings for the work performed. However, to the extent insufficient funds have been appropriated by the U.S. Government to the program to cover our costs upon termination for convenience, the U.S. Government may assert that it is not required to appropriate additional funding. If a contract is terminated for default, the U.S. Government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties, exposing us to liability and adversely affecting our ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which we are a subcontractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor. Similarly, the U.S. Government could indirectly terminate a program or contract by not funding it. The decision to terminate programs or contracts for convenience or default could adversely affect our business and future financial performance.
The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. From time to time, new laws and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability (including regulations that require reductions and disclosure of greenhouse gas emissions and climate-related financial risks) as well as any resulting shifts in the buying practices of U.S. government agencies (such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult to implement and could adversely affect our future revenues, profitability, and prospects.
Leidos Holdings, Inc. Annual Report - 23

PART I

Additionally, the DoD and other customers are increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so-called “other transaction authority” agreements (OTAs). OTAs are exempt from many traditional procurement laws, including the FAR, and an OTA award may be subject, in certain cases, to the condition that a significant portion of the work under the OTA is performed by a non-traditional defense contractor or that a portion of the cost of the prototype project is funded by non-governmental sources. If we cannot successfully adapt to our customers’ rapid acquisition processes, then we may lose strategic new business opportunities in high-growth areas, and our future performance and results could be adversely affected.
Efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.
Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:
•impaired objectivity during performance;
•unfair access to non-public information; or
•the ability to set the “ground rules” for another procurement for which the contractor competes.
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a new federal law in December 2022 requires the FAR council within eighteen months to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule-making process, as well as continuing reform initiatives in procurement practices, may, however, result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our financial metrics and results of operations could be materially and adversely affected.
As a U.S. government contractor, our partners and we are subject to reviews, audits and cost adjustments by the U.S. government, which could adversely affect our profitability, cash position or growth prospects if resolved unfavorably to us.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, the DoD Inspector General, and others. These agencies review a contractor's performance on government contracts, cost structure, indirect rates and pricing practices, compliance with applicable contracting and procurement laws, regulations, terms, and standards, and the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor's accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.
Leidos Holdings, Inc. Annual Report - 24

PART I

As a result of increased scrutiny on contractors and U.S. government agencies, audits and reviews are conducted rigorously and the applicable standards are strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome. A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and the DCMA accepts our remediations. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an "approved" determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications reflecting less favorable terms or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government. As of December 29, 2023, indirect cost audits by the DCAA remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon our estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability may be adversely affected.
Our business is subject to governmental review and investigation, which could adversely affect our financial position, operating results and growth prospects.
We are routinely subject to governmental investigations relating to compliance with various laws and regulations with respect to our role as a contractor to federal, state and local government customers and in connection with performing services in countries outside the United States. If a review or investigation identifies improper or illegal activities, we may be subject to disgorgement of profits, fines, damages, litigation, civil or criminal penalties, exclusion from sales channels or sales opportunities, injunctions, or administrative sanctions, including the termination of contracts, the triggering of price reduction clauses, suspension of payments, suspension or debarment from doing business with governmental agencies or other consequences. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our revenues, profitability, cash position and future prospects could be adversely affected. More generally, increases in scrutiny and investigations into business practices and major programs supported by contractors from government organizations, legislative bodies, or agencies may lead to increased legal costs and may harm our reputation, revenues, profitability and growth prospects. For a description of our current legal proceedings, see "Item 3. Legal Proceedings" along with "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties, or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management's attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For a description of our current legal proceedings, see "Item 3. Legal Proceedings" along with "Note 21—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 25

PART I

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We also conduct business in certain identified growth areas, such as health information technology, energy and environmental services, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.
Our business is subject to complex and evolving laws and regulations regarding data privacy and security, which could subject us to investigations, claims, or monetary penalties against us, require us to change our business practices, or otherwise adversely affect our revenues and profitability.
We are subject to various laws and regulations in the U.S. and globally relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.
In the U.S., numerous federal, state, and local data privacy and security laws and regulations govern the collection, sharing, use, retention, disclosure, security, storage, transfer, and other processing of personal information, including protected health information. Numerous other states also are enacting or considering, comprehensive state-level data privacy and security laws.
As a contractor supporting defense, health care, and national security customers, we are also subject to additional, specific regulatory compliance requirements relating to data privacy and security. Under DFARS and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or loss of intellectual property, which could materially and adversely affect our business and financial results and lead to reputational harm. We will also be subject to numerous emerging and as yet unspecified cybersecurity requirements under the FAR and through federal regulation, to include the DOD Cybersecurity Maturity Model Certification ("CMMC") program, which, once implemented, will require successful assessment by a third party against specified cyber controls. Should we or our supply chain fail to implement these new requirements, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness against these new requirements and while we have confidence we will meet or exceed requirements, to the extent we do not, we will be unable to bid on such contract awards, which could adversely impact our revenue and our profitability.
Leidos Holdings, Inc. Annual Report - 26

PART I

The overarching complexity of data privacy and security laws and regulations around the world poses a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the breach of applicable data privacy and security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws, regulations, and industry standards concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws, regulations or standards, may have on our business. Any failure or perceived failure by us, our service providers, suppliers, subcontractors, or other business partners to comply with applicable laws, regulations, our public privacy policies and other public statements about data privacy and security and other obligations in these areas could result in regulatory or government actions lawsuits against us (including civil claims, such as representative actions and other class action-type litigation), legal liability, monetary penalties, fines, sanctions, damages and other costs, orders to cease or change our processing of data, changes to our business practices, diversion of internal resources, and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. We may also incur substantial expenses in implementing and maintaining compliance with such laws, regulations, and other obligations. For additional background on the data privacy and security laws that apply to our business and the related compliance risks, see “Regulation” within Item 1 of this Annual Report on Form 10-K.
Environmental matters, including unforeseen costs associated with compliance and remediation efforts and government and third-party claims, could have a material adverse effect on our reputation and our financial position, results of operations, and cash flows.
Our operations are subject to and affected by various federal, state, local, and foreign environmental laws and regulations, as they may be expanded, changed, or enforced differently over time. Compliance with these existing and evolving environmental laws and regulations requires and is expected to continue to require significant operating and capital costs. We may be subject to substantial administrative, civil, or criminal fines, penalties, or other sanctions (including suspension and debarment) for violations. If we are found to be in violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation could be placed by the Environmental Protection Agency on a list of facilities that generally cannot be used in performing on U.S. government contracts until the violation is corrected.
Stricter or different remediation standards or enforcement of existing laws and regulations; new requirements, including regulation of new substances; discovery of previously unknown contamination or new contaminants; imposition of fines, penalties, or damages (including natural resource damages); a determination that certain remediation or other costs are unallowable; rulings on allocation or insurance coverage; and/or the insolvency, inability or unwillingness of other parties to pay their share, could require us to incur material additional costs in excess of those anticipated.
We may become a party to legal proceedings and disputes involving government and private parties (including individual and class actions) relating to alleged impacts from pollutants released into the environment, including bodily injury and property damage. These matters could result in material compensatory or other damages, remediation costs, penalties, non-monetary relief, and adverse allowability or insurance coverage determinations.
The impact of these factors is difficult to predict, but one or more of them could harm our reputation and business and have a material adverse effect on our financial position, results of operations and cash flows.
Increasing scrutiny and changing expectations from governmental organizations, customers, and our employees with respect to our ESG-related practices may impose additional costs on us or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, customers, and employees on companies' environmental, social, and governance (“ESG”) practices and disclosures such as DEI, workplace culture, community investment, environmental management, climate impact, and information security. We have expended and may further expend resources to monitor, report on, and adopt policies and practices that we believe will improve alignment with our evolving ESG strategy and goals, as well as ESG-related standards and expectations of legal regimes and stakeholders such as customers, investors, stockholders, raters, employees, and business partners.
Leidos Holdings, Inc. Annual Report - 27

PART I

If our ESG practices, including our goals for DEI, environmental sustainability, and information security, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain customers and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and customers could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, our failure or perceived failure in our efforts to execute our ESG strategy and achieve our current or future ESG-related goals, targets, and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign ESG legislation and regulations applicable to our business and operations, which may conflict with one another, including those related to greenhouse gas emissions, climate change, or other matters could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could adversely affect our business. In addition, our share price and demand for our securities could be adversely affected.
We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.
We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”) in connection with our business. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.
In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.
Leidos Holdings, Inc. Annual Report - 28

PART I

Business and Operational Risks
The effects of an epidemic, pandemic, or similar outbreak have negatively impacted and could negatively impact, our business and financial results.
Any epidemics, pandemics, or similar outbreaks such as COVID-19 and its variants could create economic uncertainty and disruptions to the global economy that could adversely affect our businesses, or could lead to operational difficulties, including travel limitations, that could impair our ability to manage or conduct our business.
For example, the spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors in which we, our customers and other third parties operate. Further, new contract awards have been and may continue to be delayed and our ability to perform on our existing contracts has been and may continue to be delayed or impaired, which will negatively impact our revenues. In addition, our program costs have increased as a result of COVID-19, and these cost increases may not be fully recoverable or adequately covered by insurance or equitable adjustments to contract prices. Any future epidemic, pandemic, or similar outbreak may have similar impacts, and we cannot currently anticipate the potential impact on our business and results of operations due to any such outbreak.
Misconduct of employees, subcontractors, agents, suppliers, business partners or joint ventures and others working on our behalf could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a material adverse impact on our business, reputation and future results.
Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, such as the Anti-Kickback Act, and the failure to comply with our policies and procedures or with federal, state, or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory investigations or sanctions against us, corruption or disruption of our systems or those of our customers, impairment of our ability to provide services to our customers, loss of current and future contracts, indemnity obligations, serious harm to our reputation and other potential liabilities. See also the risk factor “Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position.” Although we have implemented policies, procedures, training, and other compliance controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. This risk of improper conduct may increase as we continue to expand and do business with new partners. In the ordinary course of our business, we form and are members of joint ventures (meaning joint efforts or business arrangements of any type). Our failure to comply with applicable laws or regulations could damage our reputation and subject us to administrative, civil, or criminal investigations and enforcement actions, fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts, loss of privileges and other sanctions, including suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.
Leidos Holdings, Inc. Annual Report - 29

PART I

A failure to attract, train, retain, and motivate skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.
Our continued success and ability to compete in a highly competitive environment depend on our ability to recruit and retain highly trained and skilled science, engineering, technical, math, and professional personnel. Competition for skilled personnel is intense, and the costs associated with attracting and retaining them are high and made even more competitive as a result of the external environment, including increasing rates of job transition and low unemployment. In addition, many U.S. government programs require contractors to have security clearances, certain of which can be difficult and time-consuming to obtain and personnel with such security clearances are in great demand. As a result, it is difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth. Although we intend to continue to devote significant resources to recruiting, training and retaining qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results. In addition, certain personnel may be required to receive various security clearances to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or not obtained, which may negatively impact our ability to perform on such engagements in a timely matter or at all. We believe our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business, generate new business, execute our business plans in an efficient and effective manner, and our ability to adequately plan for the succession of our senior management team and continually develop new members of senior management. An inability to retain appropriately qualified and experienced senior executives, our failure to do adequately succession planning, or our failure to continue to develop new members could cause us to lose customers or new business opportunities.
We may not realize the full amounts reflected in our backlog as revenues, which could adversely affect our expected future revenues and growth prospects.
As of December 29, 2023, our total backlog was $37.0 billion, including $8.8 billion in funded backlog. Due to the U.S. government's ability to not exercise contract options or to terminate, modify, or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected revenues or may never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our future revenues, profitability and growth prospects could be adversely affected.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to estimate and manage costs, time, and resources accurately.
We generate revenues under various types of contracts, including cost-reimbursement, FP-IF, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, the achievement of performance objectives, and the stage of performance at which the right to receive fees, particularly under incentive-fee and award-fee contracts, is finally determined. Cost-reimbursement and T&M contracts are generally less profitable than FFP contracts. Our operating results in any period may also be affected, positively or negatively, by customers' variable purchasing patterns of our more profitable proprietary products.
Leidos Holdings, Inc. Annual Report - 30

PART I

Our profitability is adversely affected when we incur contract costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk of underestimating the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues from FFP contracts represented approximately 39% of our total revenues for fiscal 2023. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during performance could result, and in some instances has resulted, in reduced profits or losses. More generally, any increased or unexpected costs or unanticipated delays in the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, rising inflationary pressures, and fluctuations in interest rates, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
We recognize revenue on our service-based contracts primarily over time as there is a continuous transfer of control to the customer throughout the contract as we perform the promised services, which generally requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services performed, and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect our future financial results. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, “Note 3—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 31

PART I

Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position.
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit, and otherwise process personal, confidential, proprietary, and sensitive information, including protected health information, personnel information, personal information, classified information, controlled unclassified information, intellectual property and financial information, concerning our business, employees, and customers. Therefore, we are continuously exposed to unauthorized attempts to compromise access, release or otherwise compromise such information through cyber-attacks and other information security threats, including, among other things, physical break-ins, theft, denial-of-service attacks, worms, computer viruses, software bugs, malicious or destructive code, social engineering, phishing attacks and impersonating authorized users, credential stuffing, account takeovers, insider threats, malfeasance or improper access by employees or service providers, human error, fraud, use of AI, “bots” or other automation software, or other similar disruptions. We are also exposed to hackers who have requested “ransom” in exchange for not disclosing information or restoring access to information or systems. These techniques may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with well-funded organized crime or state-sponsored actors). Any electronic or physical break-in or other security breach or compromise of our information technology systems and networks or facilities, or those of our service providers, suppliers, joint ventures or subcontractors, may jeopardize the confidential integrity or availability of information, including personal, confidential, proprietary or sensitive information, stored or transmitted through these systems and networks or stored in those facilities. This could lead to disruptions in mission-critical systems, unauthorized access to or release of personal, confidential, proprietary, sensitive or otherwise protected information and corruption of data or systems. We could also be subject to operational downtimes, delays and other detrimental impacts on our operations or ability to provide products and services to our customers. We are also increasingly subject to customer-driven cybersecurity certification requirements, including but not limited to CMMC, which are expected to be necessary to win future contracts. Security incidents could also result in liability, trigger other obligations under such contracts, or increase the difficulty of winning future contracts. Many statutory requirements, both in the U.S. and abroad, also include different obligations for companies to provide notice of information security incidents involving certain types of information (including obligations to notify affected individuals and regulators in the event of cybersecurity breaches involving certain personal information), which could result from breaches of our service providers, our suppliers or subcontractors.
Although we have implemented policies, procedures and controls designed to protect against, detect and mitigate these threats and attacks, we and our service providers, suppliers, joint ventures, and subcontractors have faced and continue to face advanced and persistent attacks on our information systems. We cannot guarantee that future incidents will not occur, and if an incident does occur, our incident response planning may not prove fully adequate. We may also not be able to mitigate its impacts successfully. Techniques used by others to gain unauthorized access to personal, confidential, proprietary, or sensitive information or disrupt systems and networks for economic or strategic gain are constantly evolving, increasingly sophisticated, increasingly difficult to detect and successfully defend against and may see their frequency increased, and effectiveness enhanced, by the use of AI. Further, cybersecurity risks maybe heightened as a result of ongoing global conflicts such as the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries, or the ongoing Israel/Hamas conflict and its regional effects.
While we generally perform cybersecurity diligence on our key service providers, we do not control our service providers and our ability to monitor their cybersecurity is limited, so we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Due to applicable laws and regulations or contractual obligations, we may be held accountable for cybersecurity breaches or other information security incidents attributed to our service providers as they relate to the information we share with them.
Leidos Holdings, Inc. Annual Report - 32

PART I

We seek to detect and investigate all information security incidents and to prevent their occurrence, prolongation, or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against information security and malicious insider threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls, or those of our service providers, suppliers, or subcontractors, have protected against, detected, mitigated or will detect, prevent or mitigate, any of these threats and we cannot predict the full impact of any such past or future incident. We may be currently unaware of certain vulnerabilities or lack the capability to detect them, which may allow them to persist in our information technology environment over long periods, and, even if discovered, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised, and our remediation efforts may not be completely successful. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate or remediate any information security vulnerabilities, cybersecurity breaches or other information security incidents.
We may also experience similar security threats to the information technology systems we develop, install, or maintain under customer contracts. Although we work cooperatively with our customers and other business partners, including our service providers, suppliers, and subcontractors, to seek to minimize the potential for and impact of cyber-attacks and other security threats, we must rely on the safeguards put in place by those entities. See also the risk factor “Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.”
The occurrence of any unauthorized access to, attacks on cybersecurity breaches of other information security threats to our or our service providers', suppliers' or subcontractors' information technology infrastructure, systems or networks or data, or our failure to make adequate or timely disclosure to the public, regulators, or law enforcement agencies following any such event, could disrupt our infrastructure, systems, or networks or those of our customers, impair our ability to provide services to our customers and may jeopardize the security of data collected, stored, transmitted or otherwise processed through our information technology infrastructure, systems and networks. As a result, we could be exposed to claims, fines, penalties, loss of revenues, product development delays, compromise, corruption, or loss of confidential, proprietary, or sensitive information (including personal information or technical business information), contract terminations and damages, remediation costs and other costs and expenses, regulatory investigations or sanctions, indemnity obligations, and other potential liabilities. Any of the foregoing could adversely affect our reputation, ability to win work on sensitive contracts or loss of current and future contracts (including sensitive U.S. government contracts), business operations and financial results. We have insurance against some cyber-risks and attacks; however, our insurer may deny coverage as to any future claim, our insurance coverage may not be sufficient to offset the impact of a material loss event, and such insurance may increase in cost or cease to be available on commercial terms in the future.
Leidos Holdings, Inc. Annual Report - 33

PART I

Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.
Any system or service disruptions, including those caused by ongoing projects to improve our information technology systems and networks and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could materially and adversely affect our business including, among other things, an adverse effect on our ability to perform on contracts, bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We, and the service providers, suppliers and subcontractors on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, suppliers or subcontractors, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses resulting from any system or operational failure or disruption.
Our business is subject to disruption caused by physical or transition risks that could adversely affect our operations, profitability and overall financial position.
We have significant operations, including infrastructure, information technology systems, research facilities, and centers of excellence, located in regions that may be exposed to physical risks, such as hurricanes, earthquakes, other damaging storms, water levels, wildfires and other natural disasters, including places such as Alabama, Florida, California, and Texas. Our subcontractors and suppliers are also subject to physical risks that could affect their ability to deliver or perform under a contract, including as a result of disruptions to their workforce and critical industrial infrastructure needed for normal business operations. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, it could adversely affect our financial position, results of operations, and cash flows.
There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risks include longer-term shifts in climate patterns, such as extreme heat, rising sea levels, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including direct damage to assets and indirect impacts from supply chain disruption and market volatility. We could also incur significant costs to improve the climate resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Such changes could result in laws, regulations or policies that significantly increase our direct and indirect operational and compliance burdens, which could adversely affect our financial condition and results of operations. We monitor developments in climate change-related laws, regulations and policies for their potential effect on us. However, we currently are not able to accurately predict the materiality of any potential costs associated with such developments.
In addition, our reputation and customer relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Leidos Holdings, Inc. Annual Report - 34

PART I

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant data privacy and security laws and restrictions, if a system or network that we develop, install, or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur, and, as a result, our future results could be adversely affected.
Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.
We design and develop technologically advanced and innovative products and services applied by our customers in various environments. The needs of our customers change and evolve regularly, particularly by complex and rapidly evolving technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative, and cost-effective products and services, and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or depend on factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our profitability and future prospects. In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability, such as problems with quality and workmanship, country of origin, delivery of subcontractor components or services, unplanned degradation of product performance, and unauthorized use or modifications of our products and services. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract costs and fee payments we previously received.
We have classified contracts with the U.S. government, which may limit investor insight into portions of our business.
We derive a portion of our revenues from programs with the U.S. government and its agencies that are subject to security restrictions (e.g., contracts involving classified information and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, programs, or personnel holding clearances, we may be subject to legal, financial, operational and reputational harm. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.
Leidos Holdings, Inc. Annual Report - 35

PART I

We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
From time to time, we pursue strategic acquisitions, investments and joint ventures. We also may enter into relationships with other businesses to expand our products or our ability to provide services. These transactions require a significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could result in unfavorable public perception or reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, adverse tax consequences, acquired operations that are not yet profitable, or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations, or financial results, including that:
•we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
•we may not be able to accurately estimate the financial effect of acquisitions and investments on our business or realize anticipated synergies, business growth, or profitability and may be unable to recover investments in any such acquisitions and investments;
•we may not be able to manage the integration process for acquisitions successfully, and the integration process may divert management time and focus from operating our business, including as a result of incompatible accounting, information management, or other control systems;
•acquired technologies, capabilities, products, and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
•we may have trouble retaining key employees and customers of an acquired business;
•we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies, including those relating to financial reporting, revenue recognition or other financial or control deficiencies;
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or may be required to comply with additional laws and regulations or to engage in remediation efforts to cause the acquired company to comply with applicable laws and regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;
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
•we may not be able to influence the operations of our joint ventures effectively, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations; and
•if our acquisitions, investments, or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
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
Leidos Holdings, Inc. Annual Report - 36

PART I

Goodwill and other intangible assets represent significant assets on our balance sheet and any impairment of these assets could negatively impact our results of operations, and shareholders' equity.
As of December 29, 2023, goodwill and intangible assets, net was 53% of our total assets. The amount of our goodwill may substantially increase in the future as a result of any acquisitions that we make. Intangible assets and goodwill are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually in the case of goodwill and intangible assets with indefinite lives. The impairment test is based on several factors requiring judgment. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, adverse contract acquisition performance, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed. Adverse changes in fiscal and economic conditions, such as those related to federal budget cuts and the nation’s debt ceiling, deteriorating market conditions for companies in our industry and unfavorable changes in discount rates could result in an impairment of goodwill and other intangibles. For example, during fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and disruptions in and higher than anticipated costs of servicing, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, we conducted a quantitative goodwill impairment analysis, and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value. Accordingly, we recognized a non-cash goodwill impairment charge of $596 million and had $308 million of goodwill remaining at the SES reporting unit as of December 29, 2023. Any future impairment of goodwill or other intangible assets could have a negative impact on our results of operations and shareholders' equity in the period in which they are recognized. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, "Note 3—Summary of Significant Accounting Policies” and “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.
We rely on our teaming relationships with other prime contractors and subcontractors, who are also often our competitors in other contexts, to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor, and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to perform on contracts. We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to meet their contractual obligations in a timely manner or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.
Leidos Holdings, Inc. Annual Report - 37

PART I

Our services and operations, which sometimes involve using, handling, or disposing of hazardous substances, are subject to numerous environmental, health and safety laws and regulations, pursuant to which we could face potentially significant liabilities, costs or obligations.
Our services are subject to numerous environmental, health, and safety laws and regulations. Some of our services and operations involve using, handling, or disposing of hazardous substances. These activities and our operations generally subject us to complex and stringent foreign, federal, state, and local environmental, health, and safety laws and regulations, which have tended to become more stringent over time. Among other things, these laws and regulations require us to incur costs to comply and could impose liability on us for handling or disposing of hazardous substances. For example, we provide infrastructure and site services necessary to accomplish critical waste management and the continued environmental cleanup of the Hanford Site in southeastern Washington. In addition, some of our work sites put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On some work sites, we may be responsible for safety and have an obligation to implement effective safety procedures. If we fail to implement these procedures, or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation.
Failure to comply with these environmental, health and safety laws and regulations could result in civil, criminal, regulatory, administrative, or contractual sanctions, including fines, penalties, or suspension or debarment from contracting with the U.S. government. In addition, our failure to maintain adequate safety standards and equipment could result in reduced profitability and loss of work or customers. Our current and previous ownership and operation of real property also subject us to environmental laws and regulations, some of which hold current or previous owners or operators of businesses and real property jointly and severally liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities. Liabilities related to environmental contamination or human exposure to hazardous substances, or violations of these laws or regulations, could result in substantial costs to us, including cleanup costs, fines, civil or criminal sanctions, and third-party claims for property damage or personal injury. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability and may adversely affect our financial condition and operating results.
We could incur significant liabilities and suffer negative publicity if our inspection or detection systems fail to detect bombs, explosives, weapons, contraband or other threats.
We design, develop, manufacture, sell, service, and maintain various inspection systems and related integration and automation systems designed to assist in detecting bombs, explosives, weapons, contraband, or other threats. In some instances, we also train operators of such systems. Such systems utilize detection technology and software algorithms to interpret data produced by the system and signal to the operator when a dangerous object or substance may be present. Such algorithms are probabilistic in nature and are generally designed to meet requirements established by regulatory agencies. Many of these systems require that an operator interpret an image of suspicious items within a bag, parcel, container, vehicle, or other vessel. Others signal to the operator that further investigation is required, and the training, reliability, and competence of the customer's operator are crucial to the detection of suspicious items. Nevertheless, if such a system were to fail to signal to an operator when an explosive or other contraband was, in fact, present, resulting in significant damage, we could become the subject of significant product liability claims. There are many factors, some of which are beyond our control, that could result in the failure of our products to help detect the presence of bombs, explosives, weapons, contraband, or other threats. Some of these factors could include inherent limitations in our systems and misuse or malfunction of our systems. The failure of our systems to help detect the presence of any of these dangerous materials could lead to injury, death, and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our security and inspection systems fail to, or are perceived to have failed to, help detect a threat, we could experience negative publicity and reputational harm, which could reduce demand for our inspection or detection systems and adversely affect our business.
Leidos Holdings, Inc. Annual Report - 38

PART I

Our insurance, customer indemnifications or other liability protections may be insufficient to protect us from product and other liability claims or losses.
We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Not every risk or liability is or can be protected by insurance, and for those risks we insure, the limits of coverage that are reasonably obtainable may not be sufficient to cover all actual losses or liabilities incurred. We are limited in the amount of insurance we can obtain to cover certain risks, such as cybersecurity risks and natural hazards, including earthquakes, fires, and extreme weather conditions, some of which can be worsened by climate change and pandemics. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage or renew our insurance coverage on favorable terms, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. Our insurance may be insufficient to protect us from significant product and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. In some circumstances, we are entitled to certain legal protections or indemnifications from our customers through contractual provisions, laws, regulations, or otherwise. However, these protections are not always available, can be difficult to obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover all losses or liabilities incurred. If liability claims or losses exceed our current or available insurance coverage, customer indemnifications, or other legal protections, our business, financial position, operating results and prospects may be harmed. Any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and services and reduced revenues, making it more difficult for us to compete effectively, and could affect the cost and availability of insurance coverage at adequate levels in the future.
We face risks associated with our international business.
During fiscal 2023, revenue attributable to our services provided outside of the United States to non-U.S. customers was approximately 9% of our total revenue. Our international business operations may be subject to additional and different risks than our U.S. business. These risks and challenges include:
•failure to comply with U.S. government and foreign laws and regulations applicable to international business, including, without limitation, those related to employment, data privacy and security, taxes, technology transfer, information security, environment, data transfer, import and export controls (including the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State and the anti-boycott provisions of the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security), sanctions, and other administrative, legislative or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries or have an adverse impact on our business with the U.S. government, and expose us to risks and costs of noncompliance with such laws and regulations, in addition to administrative, civil or criminal penalties;
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
•the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals; and
•the ongoing Israel/Hamas conflict and its regional effects.
Leidos Holdings, Inc. Annual Report - 39

PART I

We are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption and anti-bribery laws and regulations in jurisdictions where we do business. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners to obtain or retain business or secure an improper business advantage. We have operations, and deal with and make sales to governmental or quasi-governmental entities in non-U.S. countries, including those known to experience corruption, and further expansion of our non-U.S. sales efforts may involve additional regions. In many countries, particularly countries with developing economies, it may be common for businesses to engage in practices prohibited by the FCPA or other applicable laws and regulations. Our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could violate various laws, including the FCPA. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf have not engaged or will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible.
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
For additional information regarding government investigations and reviews we are subject to, see "Government Investigations and Reviews" in “Note 21—Commitments and Contingencies” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
We have only a limited ability to protect or exploit intellectual property rights, which are important to our success. Our failure to adequately obtain, maintain, protect, defend and enforce our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely on a combination of confidentiality, intellectual property, and other contractual arrangements, including licenses and copyright, trademark, and trade secret law, to protect much of our proprietary information and intellectual property in cases where we do not believe patent protection is appropriate or obtainable. Despite our efforts to protect our intellectual property and other proprietary rights, third parties may attempt to obtain, copy, use, or disclose our intellectual property or other proprietary information or technology without our authorization. In addition to protection under the law and contractual arrangements with our corporate and joint venture partners, employees, consultants, advisors, service providers, suppliers, subcontractors, and customers, we generally attempt to limit access to and distribution of our proprietary information. Although our employees and contractors are subject to confidentiality obligations and use restrictions, this protection may be inadequate to deter or prevent them from infringing, misappropriating, or otherwise violating our confidential information, technology, or other intellectual property or proprietary rights, and can be difficult to enforce. In addition, trade secrets are generally difficult to protect, and some courts inside and outside the United States may be less willing or unwilling to protect trade secrets.
Leidos Holdings, Inc. Annual Report - 40

PART I

We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Our intellectual property rights may be challenged by others, invalidated, narrowed in scope, or held unenforceable through administrative process or litigation in the United States or foreign jurisdictions. We may be required to expend significant resources and efforts to monitor and protect our intellectual property and other proprietary rights, and we may conclude that, in at least some instances, the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violations of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights, but outcomes in any such litigation can be difficult to predict and could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. If we are unable to detect or prevent third parties from infringing, misappropriating, or otherwise violating our rights in our patents, copyrights, trademarks, trade secrets or other proprietary rights or information, our competitive position could be adversely affected. Also, in connection with our performance of services for the U.S. government, the U.S. government has certain rights to inventions, data, software codes and related material and intellectual property that we develop under government-funded contracts and subcontracts, which means that the U.S. government may disclose or license our information and intellectual property to third parties, including, in some instances, our competitors. Any exercise of such rights by the U.S. government could adversely affect our competitive position, business, financial condition, results of operations and prospects. We also may be limited in our ability to disclose or license such information and intellectual property to third parties and the U.S. government may also decline to make the intellectual property of others available to us under acceptable terms.
Third parties may also, from time to time, claim that we have infringed the intellectual property rights of others, resulting in claims against our customers or us, or we may face allegations that we or our service providers, suppliers, subcontractors, or customers have violated the intellectual property rights of others. Even if we believe that intellectual property-related claims are without merit, litigation may be necessary to determine the scope and validity of intellectual property or proprietary rights of others or to protect or enforce our intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation, retain or obtain sufficient rights, develop non-infringing solutions or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected. Such claims could also subject us to injunctions and significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party's intellectual property rights. In addition, our contracts generally indemnify our customers for third-party claims for intellectual property infringement by our services and products. Besides the expense and time to defend such claims and the cost of any large indemnity payments, any dispute with a customer with respect to such obligations could also have adverse effects on our relationship with that customer and other existing and new customers, requiring us to pay substantial royalty or licensing fees, and divert management’s attention, any of which could harm our business, financial condition and results of operations.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
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
Leidos Holdings, Inc. Annual Report - 41

PART I

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors, including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. An increase or decrease in our effective tax rate, or an ultimate determination that we owe more taxes than the amounts previously accrued, could have a material adverse impact on our financial condition and results of operations.
The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, we may have fewer opportunities to bid on certain contracts.
As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the number of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.
We might be adversely impacted by fluctuations in foreign currency exchange rates.
We conduct our business in various currencies, including the U.S. dollar, the British pound and the Australian dollar. Changes in foreign currency exchange rates could reduce our revenues, increase our costs or otherwise adversely affect our financial results reported in U.S. dollars. We may from time to time enter into foreign currency contracts, foreign currency borrowings or other techniques intended to hedge a portion of our foreign currency exchange rate risks. These hedging activities may not completely offset the adverse financial effects of unfavorable movements in foreign currency exchange rates during the time hedges are in place. Any of these risks might have an adverse impact on our business operations and our financial position, results of operations or cash flows.
Risks Relating to Our Stock
We cannot assure you that we will continue to pay or increase dividends on our common stock or to repurchase shares of our common stock.
The timing, declaration, amount, and payment of any future dividends fall within the discretion of our Board and depend on many factors, including our available cash, estimated cash needs, cash deployment alternatives, earnings, financial condition, operating results, and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. Decreases in asset values or increases in liabilities, including liabilities associated with employee benefit plans and assets and liabilities associated with taxes, can reduce cash, net earnings, and stockholders' equity. In addition, the timing and amount of share repurchases under Board-approved share repurchase plans are within the discretion of management and will depend on many factors, including our ability to generate sufficient cash flows from operations in the future or to borrow money from available financing sources, results of operations, capital requirements, general business conditions, and applicable law. Our payment of dividends and share repurchases could vary from historical practices or our stated expectations. A change in our dividend or share repurchase programs could have an adverse effect on the market price of our common stock.
Leidos Holdings, Inc. Annual Report - 42

PART I

Provisions in our charter documents and under Delaware law could delay or prevent transactions that many stockholders may favor.
Some provisions of our certificate of incorporation and bylaws may delay, discourage, or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include mergers and certain other business combinations between a related person and us requiring approval by the holders of a majority of the voting power of such securities that are not owned by the related person unless approved by a majority of continuing directors or certain other exceptions; our stockholders may not act by written consent; our Board may issue, without stockholder approval, shares of undesignated preferred stock, the terms of which may be determined by the Board; and we are also subject to certain restrictions on business combinations under Section 203 of the Delaware General Corporation Law, which imposes additional requirements for business combinations, and may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context.
Item 1B. Unresolved Staff Comments
None.
Leidos Holdings, Inc. Annual Report - 43

PART I

Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity risk management is an integral part of our digital posture and enterprise risk management strategy. Cybersecurity is critical to maintaining the trust of our customers and business partners, and we are committed to protecting our and their confidential and sensitive information, including personal information, and mitigating cybersecurity risks that impact our systems and networks. We maintain technologies, programs and processes designed to assess, identify, manage and mitigate cybersecurity risks. Our efforts include regular monitoring of Leidos-managed programs for internal and external cybersecurity threats, providing cybersecurity training to our employees during the onboarding process and annually, and continually reviewing and refining formal policies and procedures designed to deter, identify and remediate cybersecurity incidents. We regularly perform evaluations of our cybersecurity program and continue to invest in our capabilities to keep our customers, partners, suppliers and information assets in our possession safe. Although we employ service provider due diligence and onboarding procedures to identify potential cybersecurity risk, our ability to monitor the cybersecurity practices of our service providers is limited and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information system, software, networks and other assets owned or controlled by our vendors.
Our Chief Information Security Officer leads our Cybersecurity Intelligence and Response Team (“CSIRT”) whose function is to stay apprised of existing and emerging cyber threats and monitor our global enterprise and proactively identify and protect against cybersecurity risk. The CSIRT uses intelligence collected from various sources, fused with intelligence collected from analysis and response actions, to proactively search for, and address adversary activity against the Leidos network. The CSIRT possesses in-depth knowledge of network, endpoint, perimeter security systems, identity, data protection, threat intelligence, forensics, penetration testing and malware reverse engineering, as well as the functioning of specific applications or underlying information technology infrastructure.
Leidos CSIRT owns the incident response process and provides direction and guidance to users of Leidos computing resources when responding to cybersecurity incidents. Leidos CSIRT also provides intrusion monitoring of networks and information systems and continuously monitors the Leidos computing environments and performs triage and analysis of events to identify potential incidents.
We employ multiple security and monitoring devices and applications throughout the Company to identify, alert, report and log all authorized and unauthorized access to the Leidos enterprise networks. We use an application that collects, correlates, and notifies CSIRT analysts regarding any item meeting an electronic intrusion event. We categorize anomalous cyber events into discrete levels in which cybersecurity matters are escalated to certain levels of management, as well as our Board, based on the severity of the incident, as appropriate. Sharing cyber threat information at these levels supports the Company’s ability to integrate cybersecurity considerations into its overarching risk management system and processes.
We also conduct periodic internal and third-party assessments to test our cybersecurity controls, perform cyber simulations and exercises, and continually evaluate our internal governing policies and procedures to help detect and respond to cybersecurity events in order to reduce harms or impacts from breaches and other information security incidents.
Governance
Management's Responsibilities
Our global information security program is led by our corporate Chief Information Security Officer, who works closely with key corporate functional and line of business stakeholders. The Chief Information Security Officer partners with these functions for the purpose of identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risks are monitored, implementing appropriate mitigation measures, reporting cybersecurity breaches and other information security incidents, and maintaining our cybersecurity program. The team of senior management officers, who support our information security program, have expertise with cybersecurity, as demonstrated qualifications such as by prior work experience, possession of a cybersecurity certification, degree, or other cybersecurity experience. Our management team receives regular updates on our cybersecurity posture and reviews detailed information about our cybersecurity preparedness. Additionally, we have a Leidos Security Council that is co-chaired by the Chief Information Security Officer and the Chief Security Officer to address “all security hazards” across our global enterprise to ensure cohesion and effectiveness of our combined security governance and risk mitigations.
Leidos Holdings, Inc. Annual Report - 44

PART I

Board's Roles and Responsibilities
We have a Technology and Innovation Security Committee, comprised of six board members, with relevant backgrounds and experience, that oversees and advises the Board and management on matters involving the Company’s overall strategic direction and significant business risks and opportunities in the areas of technology and information security.
At least quarterly, management provides our Board and the Technology and Information Security Committee with updates about our cybersecurity and related risk exposures, our policies and procedures to mitigate such exposures and the status of projects to strengthen our information security infrastructure and program maturity and defend against and respond to cybersecurity threats. In addition, we use a risk-based escalation process to notify the Board and the Technology and Information Security Committee outside of the regular reporting cycle should we identify a significant emerging risk or potentially material issue that should be brought to their attention.
Cybersecurity Threats
To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or our financial condition. However, despite our efforts to identify and respond to cybersecurity threats, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Cybersecurity breaches and other information security incidents could negatively impact our business and financial results, impair our ability to effectively provide our services to our customers and cause harm to our reputation or competitive position” in this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 45

PART I

Item 2. Properties
As of December 29, 2023, we conducted our operations in 427 locations in 44 states, the District of Columbia and various foreign countries. We occupy approximately 8.5 million square feet of floor space. Of this amount, we own approximately 1.1 million square feet, and the remaining balance is leased. Our major locations are in the Washington, D.C., metropolitan area, where we occupy a combination of leased and owned floor space of approximately 1.9 million square feet. We also have employees working at customer sites throughout the United States and in other countries.
As of December 29, 2023, we owned the following properties:

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
Item 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is a list of the names and ages (as of February 13, 2024) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
Thomas A. Bell	63
Mr. Bell serves as the Chief Executive Officer of Leidos. He joined Leidos as CEO in May 3, 2023. Mr. Bell has held leadership roles as President – Defense Rolls-Royce plc; Chairman and CEO – Rolls-Royce North America (Rolls-Royce) since February 2018. Prior to that, Mr. Bell was Senior Vice President of global sales and marketing for defense, space and security at The Boeing Company (Boeing) from 2015. Before joining Boeing in 2015, Mr. Bell was President of Rolls-Royce Defense Aerospace, having joined as President, Customer Business, North America in mid-2012.

Christopher R. Cage	52
Mr. Cage has served as Executive Vice President and Chief Financial Officer since July 2021. He has served in several capacities throughout his 25-year tenure with Leidos, including Senior Vice President, Chief Accounting Officer and Corporate Controller, Senior Vice President for Financial Planning and Analysis and Chief Financial Officer for the Health Group.

Leidos Holdings, Inc. Annual Report - 46

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Carly E. Kimball	48
Ms. Kimball has served as the Executive Vice President, Chief Performance Officer since January 2024. In addition, she served as Senior Vice President, Chief Accounting Officer and Corporate Controller since July 2021. Ms. Kimball also served as the Company’s Assistant Corporate Controller. Ms. Kimball has over 25 years of experience leading large teams and has extensive proficiency in accounting, auditing, financial reporting, acquisitions and integrations, as well as business operations. Prior to joining Leidos, she served as Chief Financial Officer of CACI Products Company Inc. and Senior Manager in Ernst & Young’s Aerospace and Defense audit practice.

Gerard A. Fasano	58
Mr. Fasano has served as Executive Vice President, Chief Growth Officer since January 2024. Previously, he served as President for our Defense Group since October 2018. Mr. Fasano also served as the Company's Chief of Business Development and Strategy Officer, and led the separation from the Lockheed Martin Corporation and the integration of the Information Systems & Global Solutions Business into Leidos. Prior to joining Leidos, Mr. Fasano served Lockheed Martin Corporation for over 30 years.

Jerald S. Howe, Jr.	68
Mr. Howe has served as Executive Vice President and General Counsel since July 2017 and as Corporate Secretary since September 2023. Prior to joining Leidos, Mr. Howe was a partner at Fried, Frank, Harris, Shriver & Jacobson LLP, where he served in the firm’s litigation, government contracts, mergers and acquisitions and aerospace and defense practices. Prior to joining Fried Frank, Mr. Howe held general counsel positions at TASC, a leading aerospace and defense company, and at Veridian Corporation, a publicly traded company that provided advanced technology services and solutions to the intelligence community, military and homeland defense agencies.

Steve Cook	56
Mr. Cook has served as President for Leidos Dynetics (formerly Dynetics Group) since April 2022. He previously served as Deputy Group President and Operations Manager of the Leidos Innovations Center from February 2020 to March 2022. Mr. Cook joined Dynetics in 2009 as the director of space technologies before leading the Dynetics Space Division and then later overseeing Dynetics’ corporate development efforts. Prior to joining Dynetics, he enjoyed a long and successful career at NASA, serving in such roles as the deputy manager of NASA’s Marshall Space Transportation Programs and Projects Office as well as the manager of the Ares Projects Office at the Marshall Space Flight Center in Huntsville.

Elizabeth M. Porter	53
Ms. Porter has served as President for the Health and Civil Sector since January 2024. Previously, she served as President for our Health Group since August 2020 and, before that, as Acting Group President for the Health Group since March 2020. Ms. Porter also served as Senior Vice President and Operation Manager for Leidos’ Federal Energy and Environment business. Prior to that role, Ms. Porter served as the Department of Defense Information Networks & Mission Partner Program Director. Prior to joining Leidos, Ms. Porter served Lockheed Martin Corporation for over 20 years in several capacities, most recently as Director of Army IT, a portfolio of IT programs for the U.S. Army.

Roy Stevens	55
Mr. Stevens has served as President for the National Security Sector since January 2024. Previously, he served as President for our Intelligence Group since July 2021, and before that, as Chief of Business Development and Strategy. Prior to joining Leidos, Mr. Stevens served Lockheed Martin Corporation in a variety of executive level positions for over 20 years, most recently as Vice President of Global Solutions under the Information Systems & Global Solutions business, and has also been integral to the merger and acquisition of several companies during his career. He serves on the Board of Directors for Cornerstones.

Leidos Holdings, Inc. Annual Report - 47

PART I

Name of officer	Age	Position(s) with the company and prior business experience
Thomas C. Sanglier	63
Mr. Sanglier has served as Senior Vice President and Chief Audit Executive since July 2022. Prior to joining Leidos, Mr. Sanglier served as Senior Director, Internal Audit with Raytheon Technologies from November 2016 to June 2022 and as a Partner with Ernst & Young’s Advisory practice serving private and public organizations in the technology, manufacturing and professional services industries during June 2008 to December 2010. He previously served as Chair of the North American Board and a member of the Global Board of the Institute of Internal Auditors ("IIA") from April 2022 to March 2023. He has been involved as a volunteer leader with the IIA since becoming a member in 2011. Mr. Sanglier has also served as a member of The IIA’s Audit Committee, Guidance Development Committee, North American Publications Advisory Committee and multiple task forces.

Maureen Waterston	59
Ms. Waterston has served as Chief Human Resources Officer for Leidos since March 2022. Ms. Waterston has over 25 years of experience overseeing talent, recruitment, and development; employee and labor relations; compensation and benefits; and diversity and inclusion across a global workforce. Prior to joining Leidos, Ms. Waterston served as Chief Human Resources Officer for Pratt & Whitney from November 2015 to March 2022, Chief Human Resources Officer for United Technologies Building & Industrial Systems and Chief Human Resources Officer for Otis Elevator Company.

James F. Carlini	59
Mr. Carlini has served as Chief Technology Officer of Leidos since June 2019. Prior to joining Leidos, Mr. Carlini founded and operated a national security consultancy from May 2006 to October 2018. Previously, Mr. Carlini served at Northrop Grumman Electronic Systems from July 2002 to May 2006, with his last position being Vice President of Advanced Development Programs. He also served at the Defense Advanced Research Projects Agency (DARPA) for six years, with his last position being Director of the Special Projects Office. Mr. Carlini is a former member of the United States Army Science Board and the United States Air Force Scientific Advisory Board. He is currently a member of the Department of Defense’s Defense Science Board.

M. Victoria Schmanske	61
Ms. Schmanske has served as the President of the Commercial and International Sector since January 2024. Previously, she served as the Executive Vice President of Leidos Corporate Operations since July 2021, and before that, as President for the Intelligence Group. Ms. Schmanske has also served as the Leidos Chief Administrative Officer and Deputy President and Chief Operations Officer for the Health Group. Prior to joining Leidos, Ms. Schmanske served Lockheed Martin Corporation for over 30 years, most recently as Vice President for Operations IS&GS. She serves on multiple outside boards to include the University of Virginia School of Data Science Advisory Board, the Virginia Engineering Foundation Board of Directors, and The Women’s Center.

Cindy Gruensfelder	58
Ms. Gruensfelder has served as the President of the Defense System Sector since January 2024. Ms. Gruensfelder has extensive Aerospace and Defense leadership expertise, serving for more than 30 years in a variety of leadership roles at Boeing, and its heritage company, McDonnell Douglas. She served as Vice President and General Manager of the Missile and Weapon Systems ("MWS"), division of Boeing Defense, Space & Security, from April 2021 to November 2022, and prior to that role, as Vice President of Weapons for the MWS division from October 2018 to April 2021.

Steve Hull	53
Mr. Hull has served as the President for the Digital Modernization Sector since January 2024. Previously, he served as Executive Vice President and Operations Manager for Enterprise and Cyber Solutions at Leidos from March 2022 through December 2023, and Chief Information Officer ("CIO") at Leidos from August 2016 through March 2022. Prior to joining Leidos, Mr. Hull served as the CIO of the Lockheed Martin Corporation's Information Systems & Global Solutions business area from January 2013 through August 2016, ensuring operations and security of IT systems for over 20,000 employees. Mr. Hull has over 30 years of experience in the IT field.

Leidos Holdings, Inc. Annual Report - 48

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "LDOS."
Holders of Common Stock
As of February 6, 2024, there were approximately 19,005 holders of record of Leidos common stock. The number of stockholders of record of our common stock is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees.
Dividend Policy
During fiscal 2023 and 2022, we declared and paid quarterly dividends totaling $1.46 and $1.44 per share, respectively, of Leidos common stock. We currently intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on many factors, including available cash, estimated cash needs, earnings, financial condition, operating results and capital requirements, as well as limitations in our contractual agreements, applicable law, regulatory constraints, industry practice and other business considerations that the Board of Directors considers relevant. Our ability to declare and pay future dividends on Leidos stock may be restricted by the provisions of Delaware law and covenants in our then-existing indebtedness arrangements.
Stock Performance Graph
This stock performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Leidos under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph compares the total cumulative five-year return on Leidos common stock through December 29, 2023, to two indices: (i) the Standard & Poor's 500 Composite index and (ii) the Standard & Poor's 500 IT Services Industry index. The graph assumes an initial investment of $100 on December 28, 2018, and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of Leidos common stock.
Leidos Holdings, Inc. Annual Report - 49

PART II

Comparison of Cumulative Total Return

Company/Market/Peer Group	12/28/2018	1/3/2020	1/1/2021	12/31/2021	12/30/2022	12/29/2023
Leidos Inc.	$100.00	$193.07	$206.95	$177.59	$213.19	$222.79
S&P 500 Composite Index	$100.00	$132.82	$157.02	$202.09	$165.49	$205.59
S&P 500 IT Services Index	$100.00	$142.47	$173.97	$182.45	$148.63	$195.36
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information related to the repurchases of our common stock during the quarter ended December 29, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30, 2023	—	$—	—	14,934,512
October 1, 2023 - October 31, 2023	—	—	—	14,934,512
November 1, 2023 - November 30, 2023	1,669,887	104.56	1,669,887	13,264,625
December 1, 2023 - December 29, 2023	233,306	107.35	233,306	13,031,319
Total	1,903,193	$104.90	1,903,193
(1) The total number of shares purchased includes shares surrendered to satisfy statutory tax withholding obligations related to vesting of restricted stock units.
Leidos Holdings, Inc. Annual Report - 50

PART II

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
Item 6. [Reserved]
Leidos Holdings, Inc. Annual Report - 51

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
In this section, we discuss our financial condition, changes in financial condition and results of our operations for the year ended December 29, 2023, compared to the year ended December 30, 2022. For a discussion and analysis comparing our results for the year ended December 30, 2022, to the year ended December 31, 2021, see our Annual Report on Form 10-K for the year ended December 30, 2022, filed with the SEC on February 14, 2023, under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Leidos, recognized as a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 47,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. We bring domain-specific capabilities and innovations to customers in each of these markets by leveraging five technical core capabilities: digital modernization, cyber operations, mission software systems, integrated systems and mission operations. Our customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs, National Aeronautics and Space Administration ("NASA") and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Approximately 9% of our revenues are generated by entities located outside of the United States. Our business has been aligned in three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
For additional information regarding our reportable segments, see “Business” in Part I and "Note 20—Business Segments" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Our significant initiatives include the following:
•achieving annual revenue growth through internal collaboration and better leveraging of key differentiators across our company and the deployment of resources and investments into profitable growth markets;
•continued improvement in our back-office infrastructure and related business processes for greater effectiveness and efficiency across all business functions; and
•disciplined deployment of our cash resources and use of our capital structure to enhance shareholder value while retaining an appropriate amount of financial leverage.
Sales Trend. For fiscal 2023, revenues increased $1.0 billion, or 7%, compared to fiscal 2022, primarily due to program wins, a net increase in volumes on certain programs and a net increase in revenues attributable to our business acquisitions. The increase was partially offset by the completion of certain contracts.
Leidos Holdings, Inc. Annual Report - 52

PART II

Operating Expenses and Income Trend. For fiscal 2023, operating expenses increased by $1.5 billion, or 11%, compared to fiscal 2022. Operating margin for fiscal 2023 was 4.0% compared to 7.6% for fiscal 2022. Operating income was $621 million, a $467 million decrease compared to fiscal 2022. The decrease was primarily attributable to a net increase in impairment charges of $647 million mainly in our SES reporting unit (see "Note 8—Goodwill and Intangible Assets" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). The decrease was partially offset by program wins, a net increase in volumes on certain programs and lower amortization expenses.
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
Business Environment and Trends
U.S. Government Markets
We generated approximately 87% of our total revenues from contracts with the U.S. government in fiscal 2023, as compared to 86% of our total revenues from contracts with the U.S. government in fiscal 2022, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% and 44% of our total revenues for fiscal 2023 and 2022, respectively. Accordingly, our business performance is affected by the overall level of U.S. government spending, especially national security, homeland security and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. government.
On January 18, 2024, Congress passed a third continuing resolution (“CR”) to avoid a federal government shutdown. The resolution is structured in two tiers with the first deadline being March 1, 2024, for Military Construction-VA, Agriculture, Energy-Water, and Transportation-HUD funding bills. The eight remaining bills have a March 8, 2024, deadline. The CR gives lawmakers extra time to consider the appropriations bills for government fiscal year (“GFY”) 2024. Failure to pass the appropriations bills or another CR by March 1 and March 8, 2024, will result in a partial or complete federal government shutdown.
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
International Markets
Sales to customers in international markets represented approximately 9% of total revenues for fiscal 2023, as compared to 8% of total revenues for fiscal 2022. Our international customers include foreign governments and their agencies. Our international business increases our exposure to international markets and the associated international regulatory, foreign currency exchange rate and geopolitical risks.
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
Leidos Holdings, Inc. Annual Report - 53

PART II

Results of Operations
Our results of operations for the periods presented were as follows:

	Year Ended		2023 to 2022
	December 29, 2023	December 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$15,438	$14,396	$1,042	7%
Cost of revenues	13,194	12,312	882	7%
Selling, general and administrative expenses	942	951	(9)	(1)%
Acquisition, integration and restructuring costs	24	17	7	41%
Goodwill impairment charges	596	—	596	NM
Asset impairment charges	91	40	51	128%
Equity earnings of non-consolidated subsidiaries	(30)	(12)	(18)	150%
Operating income	621	1,088	(467)	(43)%
Non-operating expense, net	(218)	(202)	(16)	8%
Income before income taxes	403	886	(483)	(55)%
Income tax expense	(195)	(193)	(2)	1%
Net income	208	693	(485)	(70)%
Less: net income attributable to non-controlling interest	9	8	1	13%
Net income attributable to Leidos common stockholders	$199	$685	$(486)	(71)%
Operating margin	4.0%	7.6%
NM - Not meaningful
Segment and Corporate Results

	Year Ended		2023 to 2022
Defense Solutions	December 29, 2023	December 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$8,732	$8,244	$488	6%
Operating income	636	541	95	18%
Operating margin	7.3%	6.6%
The increase in revenues for fiscal 2023 as compared to fiscal 2022 was primarily attributable to program wins, a net increase in volumes on certain programs and a $94 million net increase in revenues related to our Cobham Special Mission acquisition made in the last quarter of fiscal 2022. The increase was partially offset by the completion of certain contracts and an unfavorable net impact from exchange rate movements.
The increase in operating income for fiscal 2023 as compared to fiscal 2022 was primarily attributable to program wins, a net increase in volumes, improved cost control and net write-ups on certain contracts, partially offset by the completion of certain contracts.
Leidos Holdings, Inc. Annual Report - 54

PART II

	Year Ended		2023 to 2022
Civil	December 29, 2023	December 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,664	$3,464	$200	6%
Operating (loss) income	(413)	234	(647)	(276)%
Operating margin	(11.3)%	6.8%
The increase in revenues for fiscal 2023 as compared to fiscal 2022 was primarily attributable to a net increase in volumes on certain programs and program wins.
The decrease in operating income for fiscal 2023 as compared to fiscal 2022 was primarily attributable to a net increase in impairment charges of $665 million, restructuring charges of $10 million and higher margin offerings on certain programs in the prior year. The decrease was partially offset by $19 million in legal reserves and fees resulting from an adverse arbitration ruling in the prior year.

	Year Ended		2023 to 2022
Health	December 29, 2023	December 30, 2022	Dollar change	Percent change
	(dollars in millions)
Revenues	$3,042	$2,688	$354	13%
Operating income	528	421	107	25%
Operating margin	17.4%	15.7%
The increase in revenues for fiscal 2023 as compared to fiscal 2022 was primarily attributable to a net increase in volumes on certain programs, program wins and increased earnings from incentive awards. The increase was partially offset by completion of certain contracts and a net decrease in the recovery of expenditures in the medical examination business.
The increase in operating income for fiscal 2023 as compared to fiscal 2022 was primarily attributable to increased earnings from incentive awards and a net increase in volumes on certain programs, partially offset by a net decrease in the recovery of expenditures in the medical examination business.

	Year Ended		2023 to 2022
Corporate	December 29, 2023	December 30, 2022	Dollar change	Percent change
	(dollars in millions)
Operating loss	$(130)	$(108)	$(22)	20%
The increase in operating loss for fiscal 2023 as compared to fiscal 2022 was primarily attributable to higher legal costs, increased expenses in integration and restructuring activities, partially offset by the impact of foreign payroll tax reserves.
Non-Operating Expense, Net
Non-operating expense, net increased by $16 million for fiscal 2023 as compared to fiscal 2022, primarily due to a net increase in interest expense driven by higher interest rates and refinancing activities.
Provision for Income Taxes
Our effective tax rate was 48.4% and 21.8% in fiscal 2023 and 2022, respectively. The effective tax rate for fiscal 2023 was unfavorably impacted primarily by non tax deductible goodwill impairments. The effective tax rate for fiscal 2022 was favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.
Leidos Holdings, Inc. Annual Report - 55

PART II

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
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. We are evaluating the potential impact of the rules but currently do not expect them to have a material impact.
Bookings and Backlog
We had net bookings of $16.5 billion and $15.4 billion during fiscal 2023 and 2022, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog, plus the year’s revenues, less the prior year’s ending backlog and any impacts from foreign currency or acquisitions and divestitures.
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
The estimated value of our total backlog for the periods presented was as follows:

	Year ended
	December 29, 2023			December 30, 2022
Segment	Funded	Unfunded	Total	Funded	Unfunded	Total
	(in millions)
Defense Solutions	$4,541	$14,783	$19,324	$4,442	$14,155	$18,597
Civil	2,182	9,475	11,657	1,876	8,790	10,666
Health	2,073	3,908	5,981	2,064	4,455	6,519
Total	$8,796	$28,166	$36,962	$8,382	$27,400	$35,782
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
Leidos Holdings, Inc. Annual Report - 56

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

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Cost-reimbursement and fixed-price-incentive-fee	48%	50%	50%
Firm-fixed-price	39%	38%	37%
Time-and-materials and fixed-price-level-of-effort	13%	12%	13%
Total	100%	100%	100%
Liquidity and Capital Resources
Overview of Liquidity
As of December 29, 2023, we had $777 million in cash and cash equivalents. In March 2023, we entered into a senior unsecured revolving credit facility which can provide up to $1.0 billion in additional borrowing, if required. This new credit facility replaced the previous senior unsecured revolving credit facility. As of December 29, 2023, and December 30, 2022, there were no borrowings outstanding under any revolving credit facility.
At December 29, 2023, and December 30, 2022, we had outstanding debt of $4.7 billion and $4.9 billion, respectively. In February 2023, we issued and sold $750 million 5.75% fixed-rate senior notes. The annual interest rate is payable on a semi-annual basis. In March 2023, we entered into a Credit Agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”). The proceeds of the Term Loan Facility and cash on hand were used to repay in full all indebtedness, terminate all commitments and discharge all guarantees existing in connection with a predecessor $1.9 billion senior unsecured term loan facility and a senior unsecured revolving facility.
As of December 29, 2023, borrowings under our Credit Agreement were based on a Term Secured Overnight Financing Rate (“SOFR”) with a 0.10% Term SOFR adjustment and an applicable margin range from 1.00% to 1.50%. At December 29, 2023, the applicable margin for SOFR-denominated borrowings was 1.25%.
We have a commercial paper program in which we may issue short-term unsecured commercial paper notes ("Commercial Paper Notes") that have maturities of up to 397 days from the date of issuance (see "Note 13—Debt"). On May 26, 2023, we increased the size of the commercial paper program by $250 million, or not to exceed $1.0 billion. As of December 29, 2023, and December 30, 2022, we did not have any commercial paper notes outstanding.
We made principal payments, excluding the impacts of our Commercial Paper Notes, on our debt of $2,045 million, $545 million and $106 million during fiscal 2023, 2022 and 2021, respectively. The activity for fiscal 2023 included a $1,210 million payment to discharge the existing Term Loan Facility, a $498 million payment to discharge the $500 million 2.95% notes, due May 2023, and a principal repayment of $320 million to discharge the 364-day term loan credit agreement.
Our credit facility, term loan facility, commercial paper notes and notes outstanding as of December 29, 2023, contain financial covenants and customary restrictive covenants. We were in compliance with all covenants as of December 29, 2023.
We paid dividends of $201 million for fiscal 2023 and $199 million for both fiscal 2022 and 2021.
Leidos Holdings, Inc. Annual Report - 57

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
During fiscal 2023 and 2021, we made open market repurchases of our common stock for an aggregate purchase price of $225 million and $237 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into an ASR with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares (see "Note 16—Earnings Per Share" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K). All shares delivered were immediately retired.
Beginning in 2022, a provision in the TCJA which eliminated the option to currently deduct research and development costs for tax purposes, requiring taxpayers to capitalize and amortize the costs over five years became effective. Our tax cash payments increased by approximately $260 million in fiscal 2023, primarily to cover both the fiscal 2022 and 2023 tax obligations related to this provision and we anticipate an increase of approximately $60 million in the fiscal year ending January 3, 2025, ("fiscal 2024"). The actual impact will depend on the amount of research and development costs the Company incurs, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
For the next 12 months, we anticipate that we will be able to meet our liquidity needs, including servicing our debt, through cash generated from operations, available cash balances, borrowings from our commercial paper program and, if needed, sales of accounts receivable and borrowings from our revolving credit facility.
Summary of Cash Flows
The following table summarizes cash flow information for the periods presented:

	Year Ended
	December 29, 2023	December 30, 2022
	(in millions)
Net cash provided by operating activities(1)	$1,165	$992
Net cash used in investing activities	(211)	(313)
Net cash used in financing activities	(715)	(865)
(1) Net cash provided by operating activities during the year ended December 30, 2022, was recast to present the effect of foreign exchange rate changes on cash, cash equivalents and restricted cash as a separate line in the consolidated statements of cash flows.
Net cash provided by operating activities increased $173 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily due to faster collections on receivables and favorable timing of customer advance payments, partially offset by higher tax payments of $260 million mainly in connection with the TCJA provision.
Net cash used in investing activities decreased $102 million for fiscal 2023 as compared to fiscal 2022. The decrease was primarily due to $190 million of cash paid in connection with our Cobham Special Mission acquisition from the prior year, partially offset with higher capital expenditures of $78 million in the current year.
Net cash used in financing activities decreased $150 million for fiscal 2023 as compared to fiscal 2022. The decrease was primarily due a net decrease of $296 million in stock repurchases driven by the accelerated share repurchase agreement in the prior year and an increase of $1.4 billion in proceeds received from the issuance of debt in the current year, partially offset by an increase of $1.5 billion in payments of debt.
Leidos Holdings, Inc. Annual Report - 58

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
We have interest payments related to our outstanding debt and finance leases. As of December 29, 2023, future scheduled interest payments on our outstanding debt and finance leases were $242 million, expected to be paid in fiscal 2024 and $1.3 billion expected to be paid thereafter.
As of December 29, 2023, future payments on our deferred compensation arrangements and purchase obligations for long-term purchases and service agreements were $51 million, expected to be paid in fiscal 2024, and $157 million expected to be paid thereafter. Our future payments do not include $114 million of income tax liabilities, primarily as a result of uncertain tax positions, and the timing of such payments, if any, cannot be reasonably estimated. For additional information, see "Note 18—Income Taxes" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
$750 million 5.750% notes, due March 2033
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
Balance Sheet Information for the Guarantor and Issuer of Registered Notes

December 29, 2023
(in millions)
Total current assets	$2,464
Goodwill	5,517
Other long-term assets	1,241
Total assets	$9,222

Total current liabilities	$1,983
Long-term debt, net of current portion	4,663
Intercompany payables	2,523
Other long-term liabilities	599
Total liabilities	$9,768
Leidos Holdings, Inc. Annual Report - 60

PART II

Statement of Operations Information for the Guarantor and Issuer of Registered Notes

December 29, 2023
(in millions)
Revenues, net	$10,382
Operating income	538
Net income attributable to Leidos common stockholders	8
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
•Revenue Recognition
•Goodwill and Intangible Assets
Revenue Recognition
We perform work under various types of contracts, which include FFP, T&M, FP-LOE, cost-plus-fixed-fee, cost-plus-award-fee, cost-plus-incentive-fee and fixed-price-incentive-fee contracts.
On FFP contracts requiring system integration and cost-plus contracts with variable consideration, revenue is generally recognized over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"), which require us to use estimates of the revenue and cost associated with the design, manufacture and delivery of our offerings and services. A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. If the estimated cost of a performance obligation whose associated revenue is recognized using the cost-to-cost method exceeds the estimated transaction price, the entire amount of the loss is recognized in operations in the period the loss is known.
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
We allocate the transaction price of a contract to its performance obligations proportionately based upon the individual selling prices. The standalone selling price of the performance obligations is generally based on an expected cost-plus margin approach. For certain product sales, prices from other standalone sales are used. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract.
Leidos Holdings, Inc. Annual Report - 61

PART II

For the impacts of changes in estimates on our contracts, see "Note 3—Summary of Significant Accounting Policies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
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
Goodwill and intangible assets, net, collectively represent 53% and 59% of our total assets as of December 29, 2023, and December 30, 2022, respectively.
We may perform qualitative or quantitative analysis to test for impairment. Qualitative factors include macroeconomic, industry and market considerations, overall financial performance, industry, legal and other relevant events and factors affecting the reporting unit.
Our quantitative analysis utilizes discounted cash flow models and market multiple valuation methods to estimate reporting unit fair values. Discounted cash flow analyses rely on significant judgment and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates and operating margins. These assumptions are based on estimates of future sales and earnings after considering such factors as general market conditions, customer budgets, existing firm and future orders, changes in working capital, long term business plans and recent operating performance. Market multiple analyses incorporate significant judgments and assumptions related to the selection of guideline public companies, our forecast earnings before interest, taxes, depreciation and amortization (“EBITDA”), forecast EBITDA of guideline public companies and control premium estimates.
Operations of the Security Enterprise Solutions ("SES") reporting unit rely heavily on the sales and servicing of security and detection products, which continue to be negatively impacted due to delays in airline travel infrastructure projects as customer budgets recover from the pandemic.
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
As a result, we conducted an interim quantitative goodwill impairment analysis and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value (see “Note 11—Fair Value Measurements” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K).
Accordingly, we recognized a non-cash goodwill impairment charge of $596 million for fiscal 2023 (see “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K).
We performed our annual test for impairment as of September 30, 2023, which resulted in no further impairments being identified.
Our strategic decisions regarding SES’ product offerings and operating regions caused certain technology and In-process research and development intangible assets to be abandoned and the carrying values of certain program intangible assets to become unrecoverable. As a result, we recognized intangible asset impairment charges of $79 million for fiscal 2023 (see “Note 8—Goodwill and Intangible Assets” of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K).
Leidos Holdings, Inc. Annual Report - 62

PART II

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
Debt and derivatives
At December 29, 2023, and December 30, 2022, we had $4.7 billion and $4.9 billion, respectively, of debt, which included $1.0 billion and $1.5 billion, respectively, related to our senior unsecured term loans that have a variable stated interest rate that is determined based on the Secured Overnight Financing Rate ("SOFR") plus a margin. As a result, we may experience fluctuations in interest expense.
We have interest rate swap agreements to hedge the cash flows of a portion of our variable rate senior unsecured term loan ("Variable Rate Loan"). During fiscal 2023, we modified our interest rate swap agreements to receive monthly variable interest payments based on the one-month SOFR rate, and we will continue to pay interest at a fixed rate. We applied the guidance of Accounting Standards Codification 848 which permits the continuation of hedge accounting for such modification. As of December 29, 2023, the notional value of the interest rate swap agreements was $500 million. The interest rate swap agreements effectively converted a portion of our variable rate borrowing to a fixed rate borrowing. The fair value of our interest rate swap agreements with respect to our Variable Rate Loan was an asset of $11 million and $20 million as of December 29, 2023, and December 30, 2022, respectively.
The counterparties to these agreements are financial institutions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We cannot predict future market fluctuations in interest rates and their impact on our interest rate swaps. A net hypothetical 10% movement in the one-month SOFR rate would not have a significant impact on our annual interest expense. For additional information related to our interest rate swap agreements and debt, see "Note 12—Derivative Instruments" and "Note 13—Debt," respectively, of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
Cash and Cash Equivalents
As of December 29, 2023, and December 30, 2022, our cash and cash equivalents included investments in several large institutional money market accounts. For fiscal 2023 and fiscal 2022, a hypothetical 10% interest rate movement would not have a significant impact on the value of our holdings or on interest income.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain intercompany transactions denominated in currencies other than our (or one of our subsidiaries') functional currency. Our foreign operations represented 9% of total revenues for fiscal 2023 and 8% for both fiscal 2022 and 2021.
Leidos Holdings, Inc. Annual Report - 63

PART II

Item 8. Financial Statements and Supplementary Data

LEIDOS HOLDINGS, INC.

Financial statement schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Leidos Holdings, Inc. Annual Report - 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Leidos Holdings, Inc. and subsidiaries (the "Company") as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Leidos Holdings, Inc. Annual Report - 65

Goodwill Valuation – Security Enterprise Solutions Reporting Unit - Refer to Note 3 and Note 8 to the financial statements
Critical Audit Matter Description
The Company’s accounting policy is to test goodwill for impairment on the first day of the fourth quarter of each year and more frequently if events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of fiscal year 2023, the Security Enterprise Solutions (“SES”) reporting unit refined its business portfolio and made strategic business decisions to exit certain product offerings, as well as cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the continued delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows. As a result, the Company performed an interim quantitative impairment analysis of goodwill for the SES reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. The Company’s determination of the estimated fair value of the reporting unit was based on a blended approach, including discounted cash flow-models and market earnings multiple. Estimating the fair value of a reporting unit requires the exercise of significant judgment and assumptions including judgments about expected future cash flows, weighted-average cost of capital, and growth rates in revenue and margins. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. As a result of the quantitative assessment, the Company concluded that the carrying value of the reporting unit exceeded the fair value and recognized a goodwill impairment charge of $596 million for the year ended December 29, 2023.
We identified goodwill for the SES reporting unit as a critical audit matter due to the significant judgments made by management to estimate the fair value of the reporting unit and the sensitivity of the fair value to changes in these estimates. Performing audit procedures to evaluate the reasonableness of management’s estimate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, terminal growth rate and forecasts of future revenues and cash flows for the Security Enterprise Solutions reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount, and terminal growth rates and management’s development of forecasted revenues and cash flows, including the completeness, accuracy and reasonableness of the forecasted amounts.
•We performed a sensitivity analysis of the forecasts of future revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and capital expenditures, which included their impact on the fair value of the SES reporting unit.
•We evaluated management’s ability to accurately forecast future SES reporting unit revenue and operating income, comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s SES reporting unit revenue growth rates, EBITDA projections and timing of future cash flows by comparing the forecasts to:
◦Historical results and current performance.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in industry reports considering macroeconomic factors.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology utilized, including testing mathematical accuracy of calculations and (2) the projections of future revenue growth rates, the discount rate and the determination of market multiples by either testing the underlying source information, or by developing a range of independent estimates and comparing those to the rate selected by management.
Leidos Holdings, Inc. Annual Report - 66

Revenues — Refer to Note 3 and Note 4 to the financial statements
Critical Audit Matter Description
The Company recognized certain customer contract revenue over time using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (EAC). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs for the performance obligation. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusions regarding whether multiple promises within a single contract represent a single performance obligation, whether the Company is acting as a principal or an agent in fulfilling identified performance obligations on certain contracts, and estimates of total costs for the performance obligations that recognize revenue using the cost-to-cost method included the following, among others:
•We tested the effectiveness of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and revenues for identified performance obligations.
•We developed an expectation of revenue and compared it to the recorded balance.
•For a selection of contracts, we performed the following for each contract:
◦Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment in accordance with accounting principles generally accepted in the United States of America, by:
▪Inspecting the executed contract to verify that the facts on which management’s conclusions were reached were consistent with the actual terms and conditions of the contract.
▪Evaluating the contract within the context of the five-step model and that management’s conclusions were appropriate by evaluating the nature of the promises within the contract, the interrelationship of the promised services and/or products provided, the pattern by which obligations are fulfilled, the number of performance obligations identified, and which party is acting as principal in the fulfillment of the identified performance obligations.
▪Evaluating the appropriateness and consistency of the methods and assumptions used by management to develop estimates of future revenues that will be recognized and costs that will be incurred.
▪Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We analyzed cumulative adjustments recorded during the year and tested those with characteristics of audit interest to determine that the adjustments were the result of changes in facts and circumstances and not estimates that were previously inaccurate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 13, 2024
We have served as the Company's auditor since fiscal 2000.
Leidos Holdings, Inc. Annual Report - 67

LEIDOS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2023	December 30, 2022
	(in millions, except share and per share data)
Assets:
Cash and cash equivalents	$777	$516
Receivables, net	2,429	2,350
Inventory, net	310	287
Other current assets	489	490
Total current assets	4,005	3,643
Property, plant and equipment, net	961	847
Intangible assets, net	667	952
Goodwill	6,112	6,696
Operating lease right-of-use assets, net	512	545
Other long-term assets	438	388
Total assets	$12,695	$13,071

Liabilities:
Accounts payable and accrued liabilities	$2,277	$2,254
Accrued payroll and employee benefits	695	701
Short-term debt and current portion of long-term debt	18	992
Total current liabilities	2,990	3,947
Long-term debt, net of current portion	4,664	3,928
Operating lease liabilities	516	570
Deferred tax liabilities	3	40
Other long-term liabilities	264	233
Total liabilities	$8,437	$8,718

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 29, 2023 and December 30, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 135,766,419 and 136,926,990 shares issued and outstanding at December 29, 2023, and December 30, 2022, respectively	—	—
Additional paid-in capital	1,885	2,005
Retained earnings	2,364	2,367
Accumulated other comprehensive loss	(48)	(73)
Total Leidos stockholders’ equity	4,201	4,299
Non-controlling interest	57	54
Total stockholders' equity	4,258	4,353
Total liabilities and stockholders' equity	$12,695	$13,071

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 68

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions, except per share data)
Revenues	$15,438	$14,396	$13,737
Cost of revenues	13,194	12,312	11,723
Selling, general and administrative expenses	942	951	851
Acquisition, integration and restructuring costs	24	17	27
Goodwill impairment charges	596	—	—
Asset impairment charges	91	40	4
Equity earnings of non-consolidated subsidiaries	(30)	(12)	(20)
Operating income	621	1,088	1,152
Non-operating expense:
Interest expense, net	(212)	(199)	(184)
Other expense, net	(6)	(3)	(1)
Income before income taxes	403	886	967
Income tax expense	(195)	(193)	(208)
Net income	208	693	759
Less: net income attributable to non-controlling interest	9	8	6
Net income attributable to Leidos common stockholders	$199	$685	$753

Earnings per share:
Basic	$1.45	$5.00	$5.34
Diluted	1.44	4.96	5.27

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 69

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Net income	$208	$693	$759
Foreign currency translation adjustments	34	(95)	(8)
Unrecognized (loss) gain on derivative instruments	(8)	54	29
Pension adjustments	(1)	(20)	13
Total other comprehensive income (loss), net of taxes	25	(61)	34
Comprehensive income	233	632	793
Less: net income attributable to non-controlling interest	9	8	6
Comprehensive income attributable to Leidos common stockholders	$224	$624	$787

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 70

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Leidos stockholders' equity	Non-controlling interest	Total stockholders' equity
	(in millions, except for per share data)
Balance at January 1, 2021	142	$2,580	$1,328	$(46)	$3,862	$9	$3,871
Net income	—	—	753	—	753	6	759
Other comprehensive income, net of taxes	—	—	—	34	34	—	34
Issuances of stock	1	46	—	—	46	—	46
Repurchases of stock and other	(3)	(270)	—	—	(270)	—	(270)
Dividends of $1.40 per share	—	—	(201)	—	(201)	—	(201)
Stock-based compensation	—	67	—	—	67	—	67
Net capital contributions from non-controlling interest	—	—	—	—	—	38	38
Balance at December 31, 2021	140	2,423	1,880	(12)	4,291	53	4,344
Net income	—	—	685	—	685	8	693
Other comprehensive loss, net of taxes	—	—	—	(61)	(61)	—	(61)
Issuances of stock	1	51	—	—	51	—	51
Repurchases of stock and other	(4)	(542)	—	—	(542)	—	(542)
Dividends of $1.44 per share	—	—	(198)	—	(198)	—	(198)
Stock-based compensation	—	73	—	—	73	—	73
Net capital distributions to non-controlling interest	—	—	—	—	—	(7)	(7)
Balance at December 30, 2022	137	2,005	2,367	(73)	4,299	54	4,353
Net income	—	—	199	—	199	9	208
Other comprehensive income, net of taxes	—	—	—	25	25	—	25
Issuances of stock	1	53	—	—	53	—	53
Repurchases of stock and other	(2)	(247)	—	—	(247)	—	(247)
Dividends of $1.46 per share	—	—	(202)	—	(202)	—	(202)
Stock-based compensation	—	77	—	—	77	—	77
Net capital distributions to non-controlling interest	—	(3)	—	—	(3)	(6)	(9)
Balance at December 29, 2023	136	$1,885	$2,364	$(48)	$4,201	$57	$4,258

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 71

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Cash flows from operations:
Net income	$208	$693	$759
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	331	333	325
Stock-based compensation	77	73	67
Goodwill impairment charges	596	—	—
Asset impairment charges	91	40	4
Deferred income taxes	(109)	(211)	(26)
Other	28	26	(7)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Receivables	(65)	(174)	(5)
Other current assets and other long-term assets	140	160	143
Accounts payable and accrued liabilities and other long-term liabilities	31	(143)	(210)
Accrued payroll and employee benefits	(5)	98	(32)
Income taxes receivable/payable	(158)	97	15
Net cash provided by operating activities	1,165	992	1,033
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(6)	(192)	(622)
Payments for property, equipment and software	(207)	(129)	(104)
Proceeds from disposition of businesses	2	15	—
Net proceeds from sale of assets	—	6	—
Other	—	(13)	(4)
Net cash used in investing activities	(211)	(313)	(730)
Cash flows from financing activities:
Proceeds from debt issuance	1,743	380	380
Repayments of borrowings	(2,045)	(545)	(106)
Payments for debt issuance and modification costs	(7)	—	—
Dividend payments	(201)	(199)	(199)
Repurchases of stock and other	(246)	(542)	(270)
Proceeds from issuances of stock	50	48	44
Net capital (distributions to) contributions from non-controlling interests	(9)	(7)	38
Net cash used in financing activities	(715)	(865)	(113)
Effect of foreign exchange rate changes on cash and cash equivalents	6	(6)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	245	(192)	188
Cash, cash equivalents and restricted cash at beginning of year	683	875	687
Cash, cash equivalents and restricted cash at end of year	928	683	875
Less: restricted cash at end of year	151	167	148
Cash and cash equivalents at end of year	$777	$516	$727

Leidos Holdings, Inc. Annual Report - 72

LEIDOS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS [CONTINUED]

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Supplementary cash flow information:
Cash paid for interest	$207	$195	$182
Cash paid for income taxes, net of refunds	435	217	221
Non-cash investing activity:
Property, plant and equipment additions	$2	$7	$4
Non-cash financing activity:
Finance lease obligations	$65	$1	$51

See accompanying notes to consolidated financial statements.
Leidos Holdings, Inc. Annual Report - 73

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Nature of Operations and Basis of Presentation
Nature of Operations and Basis of Presentation
Leidos Holdings, Inc. ("Leidos"), a Delaware corporation, is a holding company whose direct 100%-owned subsidiary and principal operating company is Leidos, Inc. Leidos, recognized as a member of the Fortune 500®, is a dynamic innovation company that is at the forefront of addressing the world’s most challenging issues in national security and health sectors. With a global workforce of approximately 47,000, Leidos is committed to developing smarter technology solutions, particularly for customers in highly regulated industries. Leidos' customers include the U.S. Department of Defense ("DoD"), the U.S. Intelligence Community, the U.S. Department of Homeland Security, the Federal Aviation Administration, the Department of Veterans Affairs and many other U.S. civilian, state and local government agencies, foreign government agencies and commercial businesses. Unless indicated otherwise, references to "we," "us" and "our" refer collectively to Leidos Holdings, Inc. and its consolidated subsidiaries. Our business has been aligned into three reportable segments: Defense Solutions, Civil and Health. Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. We combined "Credit losses (recoveries), net" into "Selling, general and administrative expenses" on the consolidated statements of operations. We have certain entities where the functional currency is not the U.S. dollar and have separately presented the effect of exchange rate changes on cash, cash equivalents and restricted cash held in foreign currencies as a separate line in the consolidated statements of cash flows.
Note 2—Accounting Standards
Accounting Standards Updates Adopted
Accounting Standards Updates ("ASU") 2020-04, ASU 2021-01, and ASU 2022-06 Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, which provides companies with optional expedients and exceptions to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This update provides optional expedients for applying accounting guidance to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of the reference rate reform. The amendments in this update are effective for all entities as of March 2020 and can be adopted using a prospective approach no later than December 31, 2022.
In January 2021, the FASB issued ASU 2021-01 which amends the scope of ASU 2020-04. The amendments in this update are elective and provide optional relief for entities with hedge accounting and contract modifications affected by the transition from LIBOR through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which extend the deadline for application of ASU 2021-01 through December 31, 2024. Under this relief, entities may continue to account for contract modifications as a continuation of the existing contract and the continuation of the hedge accounting arrangement. In the first half of fiscal 2023, we adopted certain practical expedients available under Accounting Standards Codification ("ASC") 848. Our term loans are based on a Secured Overnight Financing Rate (“SOFR”) rate (see "Note 13—Debt"). In fiscal 2023, we modified our interest rate swap agreements to reference SOFR (see "Note 12—Derivative Instruments") in conformity with the relief available under ASC 848. The standard did not have a material impact on our financial position, results of operations or earnings per share.
Leidos Holdings, Inc. Annual Report - 74

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Issued But Not Yet Adopted
ASU 2023-07 Segment Reporting
In November 2023, the FASB issued ASU 2023-07, to improve reportable segment disclosure requirements. This update requires companies to disclose significant segment expense categories that are regularly provided to the chief operating decision maker ("CODM") on an interim and annual basis and disclosures about a reportable segment’s profit or loss and assets that are currently required annually on an interim basis. Companies must also disclose how segment measures of profit or loss are used by the CODM.
The amendments in this update are effective for public entities as of November 2023 and should be adopted retrospectively for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are evaluating the impact of the update and plan to adopt the amendments for annual disclosures in fiscal 2024.
ASU 2023-09 Income Taxes
In December 2023, the FASB issued ASU 2023-09, to enhance the transparency and usefulness of income tax disclosures. The update requires enhancements to the annual rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold. The update also requires disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold.
The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts of this update and plan to adopt these amendments using the prospective approach for annual disclosures in fiscal year 2025.
Note 3—Summary of Significant Accounting Policies
Reporting Periods
Leidos' fiscal year ends on the Friday nearest the end of December. Fiscal 2023 ended December 29, 2023, fiscal 2022 ended December 30, 2022, and fiscal 2021 ended December 31, 2021. Each fiscal year included 52 weeks.
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
Restructuring Expenses
Restructuring expenses are incurred in connection with programs aimed at reducing our costs. Restructuring costs may include employee severance benefits, costs to terminate contracts and other permanent exit costs to consolidate or close facilities directly related to the restructuring program.
One-time involuntary termination benefits with a required service period of less than 60 days are recognized when the benefits have been communicated to employees and one-time termination benefits with a required service period in excess of 60 days are recognized over the requisite period. Ongoing termination benefit arrangements are recognized at estimated fair value when it is probable that they will be incurred and are reasonably estimable. Costs associated with exit or disposal activities, including the related one-time and ongoing involuntary termination benefits, are included as "Acquisition, integration and restructuring costs" on the consolidated statements of operations.
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
To determine the proper revenue recognition, we first evaluate whether we have a duly approved and enforceable contract with a customer, in which the rights of the parties and payment terms are identified, and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract, including the task orders issued under an indefinite delivery/indefinite quantity ("IDIQ") award. In addition, we assess contract modifications to determine whether changes to existing contracts should be accounted for as part of the original performance obligation or as a separate performance obligation. Contract modifications generally relate to changes in contract specifications and requirements and do not add distinct services, and therefore are accounted for as part of the original performance obligation. If contract modifications add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price, those modifications are accounted for as separate contracts.
Leidos Holdings, Inc. Annual Report - 76

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of our contracts contain multiple promises including the design and build of software-based systems, integration of hardware and software solutions, running and maintaining of IT infrastructure and procurement services. In all cases, we assess if the multiple promises should be accounted for as separate performance obligations or combined into a single performance obligation. We generally separate multiple promises in a contract as separate performance obligations if those promises are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or require significant integration or customization within a group, they are combined and accounted for as a single performance obligation.
Our contracts with the U.S. government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract, and generally do not provide the customer any material rights under the contract. We account for renewal options as separate performance obligations when they include distinct goods or services at standalone selling prices.
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
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. We allocate the transaction price of a contract to its performance obligations based on their respective standalone selling prices. The performance obligation's standalone selling price is generally based on an expected cost-plus margin approach. For certain product sales, prices from other standalone sales are used. Substantially all of our contracts do not contain a significant financing component, which would require an adjustment to the transaction price of the contract. Any taxes collected or imposed when determining the transaction price are excluded.
We recognize revenue on our service-based contracts primarily over time as there is continuous transfer of control to the customer over the duration of the performance period as the work is performed. For U.S. government contracts, continuous transfer of control to the customer is evidenced by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work-in-process. Similarly, for non-U.S. government contracts, the customer typically controls the work-in-process as evidenced by rights to payment for work performed to date plus a reasonable profit to deliver products or services for which we do not have an alternate use. Anticipated losses on service-based revenue contracts are recognized when incurred over the contract term while the full amount of anticipated losses on other contracts are recognized during the period in which the losses are determined. In certain product sales, where the products have an alternate use, revenue is recognized at a point in time when the customer takes control of the asset usually denoted by possession, transfer of legal title and acceptance by the customer.
Leidos Holdings, Inc. Annual Report - 77

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On performance obligations that require system integration and capability development efforts or contain variable consideration, revenue is recognized over time generally using a method that measures the extent of progress towards completion of a performance obligation, principally using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion ("EAC"). A performance obligation's EAC includes all direct costs such as materials, labor, subcontract costs, overhead and a ratable portion of general and administrative costs. In addition, an EAC of a performance obligation includes future losses estimated to be incurred on onerous contracts, as and when known.
On certain other performance obligations, principally associated with T&M, FP-LOE and CPFF contracts, revenue is generally recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred to the customer. Additionally, on maintenance (generally FFP) performance obligations, revenue is recognized over time using a straight-line method as the control of the services is provided to the customer evenly over the period of performance.
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
Pre-contract Costs
Certain eligible costs incurred prior to the start of a project are deferred as assets when we are required to incur costs prior to contract execution in order to be able to perform on the contract and it is probable that we will recover the costs when the contract is issued. Pre-contract costs are amortized over the requisite service period for which the cost relates.
Transition Costs
Under certain service contracts, costs are incurred at the beginning of the contract to transition services, employees, and equipment to or from the customer or from a prior contractor. These costs are generally capitalized as deferred assets and amortized on a straight-line basis over the anticipated term of the contract or a specified period of performance, including unexercised option periods that are reasonably certain of being exercised.
Project Assets
Purchases of assets used to fulfill a specific contract with a customer that do not constitute other specific asset classes are capitalized as project assets when the costs are generally expected to be recovered, we maintain ownership of the asset and the benefit is received over a period of time. Project assets include prepaid services and maintenance agreements, certain material purchases and other costs incurred on contracts. Project assets are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the expected contract period of performance.
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
Leidos Holdings, Inc. Annual Report - 78

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in estimates on contracts for the periods presented were as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions, except for per share amounts)
Favorable impact	$140	$146	$149
Unfavorable impact	(100)	(113)	(102)
Net favorable impact to income before income taxes	$40	$33	$47

Impact on diluted EPS attributable to Leidos common stockholders	$0.22	$0.17	$0.25
The impact on diluted earnings per share ("EPS") attributable to Leidos common stockholders is calculated using our statutory tax rate.
Revenue Recognized from Prior Obligations
During fiscal 2023, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was $8 million, $9 million and $26 million, respectively. The changes primarily relate to revisions of variable consideration, including award and incentive fees, and revisions to estimates at completion resulting from changes in contract scope, mitigation of contract risks or due to true-ups of contract estimates at the end of contract performance.
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
We conduct research and development activities under customer-funded contracts and with company-funded research and development funds. Company-funded research and development expense was $128 million, $116 million and $109 million for fiscal 2023, 2022 and 2021, respectively. Expenses for research and development activities performed under customer contracts are charged directly to cost of revenues for those contracts.
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
Cash and Cash Equivalents
Our cash equivalents are primarily comprised of investments in several large institutional money market accounts, with original maturity of three months or less. Outstanding payments are included within "Cash and cash equivalents" and "Accounts payable and accrued liabilities" correspondingly on the consolidated balance sheets. At December 29, 2023, and December 30, 2022, $136 million and $158 million, respectively, of outstanding payments were included within "Cash and cash equivalents."
Restricted Cash
We have restricted cash balances, primarily representing advances from customers that are restricted as to use for certain expenditures related to that customer's contract. Restricted cash balances are included within "Other current assets" on the consolidated balance sheets. Our restricted cash balances were $151 million and $167 million at December 29, 2023, and December 30, 2022, respectively.
Receivables
Receivables include amounts billed and currently due from customers, amounts billable where the right to consideration is unconditional and amounts unbilled. Billable and unbilled amounts are recognized at estimated realizable value and consist of costs and fees, most of which are expected to be billed and collected generally within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the Defense Contract Management Agency.
Cost-reimbursable and T&M contracts are generally billed as costs are incurred. FFP contracts are billed either based on milestones, which are the achievement of specific events as defined in the contract, or based on progress payments, which are interim payments up to a designated amount of costs incurred as work progresses. On certain contracts, the customer withholds a certain percentage of the contract price (retainage). These withheld amounts are included within unbilled receivables and are billed upon contract completion or the occurrence of a specified event, typically after negotiation of final indirect rates with the U.S. government. Based on our historical experience, the write-offs of retention balances have not been significant.
When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance is estimated and recorded. This estimate is based on the age of outstanding receivables or specific identification of balances at risk of becoming uncollectible.
Amounts billed and collected on contracts but not yet recorded as revenue because we have not performed our obligation under the arrangement with a customer are deferred and included within "Accounts payable and accrued liabilities" or "Other long-term liabilities" on the consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of accounts receivable and derivatives. Since our receivables are primarily with the U.S. government, we do not have exposure to material credit risk. We manage our credit risk related to derivatives through the use of multiple counterparties with high credit standards.
Inventories
Inventories are valued at the lower of cost or estimated net realizable value. Generally, raw material inventory is valued using the moving average cost method. Work-in-process inventory may include material costs, labor and allocable overhead costs. The majority of finished goods inventory consists of technology and security products, inspection systems, baggage scanning equipment and small glide munitions. Inventory is evaluated against historical or planned usage to determine appropriate provisions for obsolete inventory.
Leidos Holdings, Inc. Annual Report - 80

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but is tested for impairment at the reporting unit level on an annual basis and more frequently if events or circumstances indicate that the carrying value of the reporting unit may not be recoverable. Our policy is to perform our annual goodwill impairment evaluation as of the first day of the fourth quarter of our fiscal year. During both fiscal 2023 and 2022, we had seven reporting units for the purpose of testing goodwill for impairment.
Goodwill is evaluated for impairment either under a qualitative assessment option or a quantitative approach, which depends on the facts and circumstances of a reporting unit, consideration of the excess of a reporting unit's fair value over its carrying amount in previous assessments and changes in business environment.
When performing a qualitative assessment, we consider factors including, but not limited to, current macroeconomic conditions, industry and market conditions, cost factors, financial performance and other relevant events to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that it is more likely than not that a reporting unit's fair value is less than its carrying value, a quantitative goodwill impairment test is performed.
When performing a quantitative goodwill impairment test, the reporting unit carrying value is compared to its fair value. Goodwill is deemed impaired if, and the impairment loss is recognized for the amount by which, the reporting unit carrying value exceeds its fair value.
We estimate the fair value of each reporting unit using Level 3 inputs when a quantitative analysis is performed. These analyses rely on significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, operating margins and on the selection of guideline public companies.
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
Leidos Holdings, Inc. Annual Report - 81

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-progress ("CIP") is used to accumulate all costs for projects that are not yet complete. CIP balances are transferred to the appropriate asset account when the asset is capitalized and ready for its intended use.
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Computers and other equipment	Straight-line or declining-balance	2-15
Buildings	Straight-line	Not to exceed 40
Building improvements and leasehold improvements	Straight-line	Shorter of useful life of asset or remaining lease term
Vehicles and transportation equipment	Straight-line	3-15
Office furniture and fixtures	Straight-line or declining-balance	6-9
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
ROU assets and lease liabilities are recorded on the consolidated balance sheet at lease commencement date based on the present value of the future minimum lease payments over the lease term. We generally do not know the discount rate implicit in our leases; therefore, the discount rate used is our incremental borrowing rate which is determined based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. A ROU asset is initially measured by the present value of the remaining lease payments, plus initial direct costs and prepaid lease payments, less any lease incentives received before commencement. The remaining lease cost is allocated over the remaining lease term on a straight-line basis unless another systematic or rational basis is more representative of the pattern in which the underlying asset is expected to be used.
Certain facility leases contain options to renew or extend the terms of the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that we will exercise the option. Leases may also include variable lease payments such as an escalation clause based on consumer price index rates, maintenance costs and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease payments that do not depend on an index or rate are recorded as lease expense in the period incurred. At December 29, 2023, certain of the Company's equipment leases include residual value guarantees.
We use the practical expedient to not separate non-lease components from lease components and instead account for both components as a single lease. The practical expedient is applied to all material classes of leased assets except for aircraft, for which we account for the lease component and non-lease component separately.
The related lease payments on short-term facility and equipment leases are recognized as expense on a straight-line basis over the lease term.
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
Management evaluates its investments for impairment at each balance sheet date. When testing long-term investments for recovery of carrying value, the fair value of long-term investments is determined using various valuation techniques and factors, such as market prices of comparable companies (Level 2 input) and discounted cash flow models (Level 3 input). If management determines that an other-than-temporary decline in the fair value of an investment has occurred, an impairment loss is recognized to reduce the investment to its estimated fair value.
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
The fair value of restricted stock awards and performance-based stock awards is based on the closing price of Leidos common stock on the last business day prior to the grant date. The fair value of performance-based stock awards with market conditions is based on using a Monte Carlo simulation.
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
Foreign Currency
The financial statements of consolidated international subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate over the reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as accumulated other comprehensive loss in stockholders' equity. Gains and losses due to movements in foreign currency exchange rates are recognized as "Other expense, net" on the consolidated statements of operations.
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
As of December 29, 2023, we had $15.4 billion of RPO and expect to recognize approximately 62% and 79% over the next 12 months and 24 months, respectively, with the remaining to be recognized thereafter.
Disaggregation of Revenues
We disaggregate revenues by customer-type, contract-type and geographic location for each of our reportable segments. These categories represent how the nature, timing and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Year Ended December 29, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
DoD and U.S. Intelligence Community	$6,480	$97	$1,000	$7,577
Other U.S. government agencies(1)	1,009	2,773	1,952	5,734
Commercial and non-U.S. customers	1,239	701	88	2,028
Total	$8,728	$3,571	$3,040	$15,339
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
Disaggregated revenues by contract-type were as follows:

	Year Ended December 29, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,793	$1,900	$648	$7,341
Firm-fixed-price	2,855	1,105	2,004	5,964
Time-and-materials and fixed-price-level-of-effort	1,080	566	388	2,034
Total	$8,728	$3,571	$3,040	$15,339

	Year Ended December 30, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,620	$1,781	$712	$7,113
Firm-fixed-price	2,642	1,077	1,683	5,402
Time-and-materials and fixed-price-level-of-effort	980	504	288	1,772
Total	$8,242	$3,362	$2,683	$14,287

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
Cost-reimbursement and fixed-price-incentive-fee	$4,792	$1,576	$508	$6,876
Firm-fixed-price	2,290	1,020	1,661	4,971
Time-and-materials and fixed-price-level-of-effort	947	448	375	1,770
Total	$8,029	$3,044	$2,544	$13,617
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
Disaggregated revenues by geographic location were as follows:

	Year Ended December 29, 2023
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,594	$3,381	$3,040	$14,015
International	1,134	190	—	1,324
Total	$8,728	$3,571	$3,040	$15,339

	Year Ended December 30, 2022
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,212	$3,203	$2,683	$13,098
International	1,030	159	—	1,189
Total	$8,242	$3,362	$2,683	$14,287

	Year Ended December 31, 2021
	Defense Solutions	Civil	Health	Total
	(in millions)
United States	$7,045	$2,880	$2,544	$12,469
International	984	164	—	1,148
Total	$8,029	$3,044	$2,544	$13,617
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
Revenues by contract-type, customer-type and geographic location exclude lease income of $99 million, $109 million and $120 million for fiscal 2023, 2022 and 2021, respectively (see "Note 10—Leases").
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
Leidos Holdings, Inc. Annual Report - 86

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of contract assets and contract liabilities consisted of the following:

	Balance sheet line item	December 29, 2023	December 30, 2022
		(in millions)
Contract assets - current:
Unbilled receivables	Receivables, net	$1,041	$1,010

Contract liabilities - current:
Deferred revenue(1)	Accounts payable and accrued liabilities	$442	$380

Contract liabilities - non-current:
Deferred revenue(1)	Other long-term liabilities	$21	$29
(1) Certain contracts record revenue on a net contract basis, and therefore, the respective deferred revenue balance will not fully convert to revenue.
The increase in deferred revenue was primarily due to the timing of advanced payments from customers, offset by revenue recognized during the period.
Revenue recognized during fiscal 2023 and 2022 of $232 million and $270 million, respectively, was included as a contract liability at December 30, 2022, and December 31, 2021, respectively.
There were no impairment losses recognized on contract assets during fiscal 2023, 2022 and 2021.
Note 5—Acquisitions and Divestitures
Acquisitions
We may acquire businesses as part of our growth strategy to provide new or enhance existing capabilities and offerings to customers. During fiscal 2022, we completed the acquisition of Cobham Aviation Services Australia’s Special Mission business ("Cobham Special Mission"). During fiscal 2021, we completed the acquisitions of Gibbs & Cox, 1901 Group, LLC ("1901 Group") and an immaterial strategic acquisition.
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
In the third quarter of fiscal 2023, we completed the determination of fair values of the assets acquired and liabilities assumed. The final goodwill recognized of $22 million represents intellectual capital and the acquired assembled workforce, neither of which qualify for recognition as a separate intangible asset. None of the goodwill recognized is tax deductible.
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
Leidos Holdings, Inc. Annual Report - 87

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2023 and 2022, $115 million and $21 million, respectively, of revenues related to the Cobham Special Mission acquisition were recognized within the Defense Solutions reportable segment.
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
For fiscal 2023, 2022 and 2021, $129 million, $114 million and $98 million, respectively, of revenues related to the Gibbs & Cox acquisition were recognized within the Defense Solutions reportable segment.
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
For fiscal 2023, 2022 and 2021, $46 million, $40 million and $47 million, respectively, of revenues related to the 1901 Group acquisition were recognized within the Defense Solutions reportable segment.
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
Leidos Holdings, Inc. Annual Report - 88

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Costs
The following expenses were incurred related to the Company's acquisitions:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Acquisition costs	$—	$—	$4
Integration costs	19	16	20
Total acquisition and integration costs	$19	$16	$24
These acquisition and integration costs have been primarily recorded within Corporate and presented in "Acquisition, integration and restructuring costs" on the consolidated statement of operations.
Divestitures
Immaterial Divestiture
On October 20, 2023, we disposed of an immaterial business within our Defense Solutions reportable segment. The preliminary sales price was approximately $2 million and net assets of $7 million were divested as a result of the transaction.
Aviation & Missile Solutions LLC ("AMS")
On November 22, 2021, our Defense Solutions reportable segment signed a definitive agreement to dispose of its AMS business in order to focus on leading-edge and technologically advanced services, solutions and products. The divestiture was completed on April 29, 2022. The net sales price was $15 million and net assets of $19 million were divested. The loss was recorded within "Other expense, net" on the consolidated statements of operations. This disposition did not meet the criteria to be classified as a discontinued operation in the financial statements.
Note 6—Receivables
The components of receivables, net consisted of the following:

	December 29, 2023	December 30, 2022
	(in millions)
Billed and billable receivables	$1,416	$1,368
Unbilled receivables	1,041	1,010
Allowance for credit losses	(28)	(28)
	$2,429	$2,350
Sale of Accounts Receivable
We have entered into purchase agreements with a financial institution which provide us the election to sell accounts receivable at a discount. The receivables sold are typically collectable from our customers within 30 days of the sale date. During fiscal 2022 and 2021, we sold $209 million and $693 million, respectively, of accounts receivable under the agreements and received proceeds of $209 million and $693 million, respectively. These activities are classified as operating activities in the consolidated statements of cash flows. There were no sales of accounts receivable during fiscal 2023.
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
Leidos Holdings, Inc. Annual Report - 89

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Inventory
The components of inventory, net consisted of the following:

	December 29, 2023	December 30, 2022
	(in millions)
Raw materials	$190	$180
Work-in-process	48	34
Finished goods	72	73
	$310	$287

Note 8—Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill by reportable segment:

	Defense Solutions	Civil	Health	Total
	(in millions)
Goodwill at December 31, 2021(1)	$3,681	$2,097	$966	$6,744
Acquisitions of businesses	26	—	—	26
Divestiture of a business	(6)	—	—	(6)
Foreign currency translation adjustments	(37)	(31)	—	(68)
Goodwill at December 30, 2022(1)	3,664	2,066	966	6,696
Goodwill impairment	—	(596)	—	(596)
Acquisitions of a business(2)	(4)	—	—	(4)
Foreign currency translation adjustments	9	7	—	16
Goodwill at December 29, 2023(3)	$3,669	$1,477	$966	$6,112
(1) Carrying amount includes accumulated impairment losses of $369 million and $117 million within the Health and Civil segments, respectively.
(2) Adjustment to goodwill resulting from a measurement period purchase accounting adjustment.
(3) Carrying amount includes accumulated impairment losses of $369 million and $713 million within the Health and Civil segments, respectively.
Operations of the Security Enterprise Solutions (“SES”) reporting unit rely heavily on the sales and servicing of security and detection products, which continue to be negatively impacted due to delays in airline travel infrastructure projects as customer budgets recover from the pandemic. During the third quarter of fiscal 2023, the SES reporting unit refined its portfolio and made strategic business decisions to exit certain product offerings, and cease operations in certain countries in order to align the operations of the reporting unit with its strategic business plan. These decisions, along with the delays in airline travel infrastructure projects and higher than anticipated servicing costs, contributed to a significant reduction in the reporting unit’s forecasted revenue and cash flows.
As a result, in fiscal 2023, we conducted a quantitative goodwill impairment analysis and our estimates led us to determine that the carrying value of the SES reporting unit exceeded its estimated fair value (see “Note 11—Fair Value Measurements”). Accordingly, we recognized a non-cash goodwill impairment charge of $596 million and had $308 million of goodwill remaining at the SES reporting unit as of December 29, 2023. The impairment was recorded within the Civil reportable segment in the consolidated statements of operations.
In the fourth quarter of fiscal 2023, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units' carrying values. We performed a second quantitative analysis for the SES reporting unit and concluded that no incremental impairment was necessary as the fair value of the reporting unit exceeded the carrying value as of the fourth quarter of fiscal 2023. In the event that there are significant unfavorable changes to the forecasted cash flows, forecasted revenue, terminal growth rates or the cost of capital used in the fair value estimates, we may be required to record an additional impairment of goodwill at a future date.
Leidos Holdings, Inc. Annual Report - 90

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2022 and 2021, we performed a qualitative analysis for certain reporting units which determined that it was more likely than not that the fair values of these reporting units were in excess of the individual reporting units' carrying values. We performed a quantitative analysis for certain reporting units and concluded that these reporting units were not impaired as their fair values exceeded their carrying values.
Intangible Assets
Intangible assets, net consisted of the following:

	December 29, 2023			December 30, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Finite-lived intangible assets:
Programs	$1,689	$(1,175)	$514	$1,721	$(1,016)	$705
Software and technology	263	(144)	119	225	(136)	89
Customer relationships	52	(22)	30	87	(25)	62
Trade names	—	—	—	1	(1)	—
Total finite-lived intangible assets	2,004	(1,341)	663	2,034	(1,178)	856
Indefinite-lived intangible assets:
In-process research and development (1)	—	—	—	92	—	92
Trade names	4	—	4	4	—	4
Total indefinite-lived intangible assets	4	—	4	96	—	96
Total intangible assets	$2,008	$(1,341)	$667	$2,130	$(1,178)	$952
(1) IPR&D intangible assets are indefinite-lived at the acquisition date until placed into service, at which time such assets will be reclassified to a finite-lived amortizable intangible asset. During fiscal 2023, $59 million was placed into service and reclassified to software and technology intangible assets.
Our strategic decisions regarding SES’ product offerings and operating regions (see the goodwill discussion above) caused certain technology, customer relationships and IPR&D intangible assets to be abandoned and the carrying values of certain program intangible assets to become unrecoverable. As a result, we recognized intangible asset impairment charges of $79 million for fiscal 2023, which included $33 million for IPR&D intangible assets. The impairment was recorded to “Asset impairment charges” in the consolidated statements of operations within the Civil reportable segment. In the event that we are required to make an additional impairment of goodwill at a future date for any of the reasons identified in our discussion of goodwill or if other events occur that negatively impact these intangible assets, we may also be required to record an additional impairment of intangible assets at that time.
Amortization expense related to intangible assets was $202 million, $230 million and $228 million for fiscal 2023, 2022 and 2021, respectively.
Leidos Holdings, Inc. Annual Report - 91

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated annual amortization expense related to finite-lived intangible assets as of December 29, 2023, is as follows:

Fiscal Year Ending
(in millions)
2024	$148
2025	120
2026	99
2027	72
2028	62
2029 and thereafter	162
$663
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 9—Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 29, 2023	December 30, 2022
	(in millions)
Computers and other equipment	$455	$399
Leasehold improvements	455	404
Vehicles and transportation equipment	277	210
Buildings and improvements	137	138
Office furniture and fixtures	66	64
Land	17	17
Construction-in-progress	172	147
	1,579	1,379
Less: accumulated depreciation and amortization	(618)	(532)
	$961	$847
Depreciation expense was $129 million, $103 million and $97 million for fiscal 2023, 2022 and 2021, respectively.

Leidos Holdings, Inc. Annual Report - 92

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Leases
Lessee
ROU assets and lease liabilities consisted of the following:

	Balance sheet line item	December 29, 2023	December 30, 2022
		(in millions)
ROU assets:
Finance leases	Property, plant and equipment, net	$89	$43
Operating leases	Operating lease right-of-use assets, net	512	545
		$601	$588
Current lease liabilities:
Finance leases	Short-term debt and current portion of long-term debt	$18	$6
Operating leases	Accounts payable and accrued liabilities	136	130
		$154	$136
Non-current lease liabilities:
Finance leases	Long-term debt, net of current portion	$73	$38
Operating leases	Operating lease liabilities	516	570
		$589	$608
In fiscal 2022, the Company entered into a Master Lease Agreement whereby we agreed to lease two aircraft from the time each aircraft is accepted through June 30, 2027. In March 2023, we took possession of both aircraft and recognized a $64 million finance lease obligation and a corresponding ROU asset.
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
Total lease cost for the periods presented consisted of the following:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Finance lease cost:
Amortization of ROU assets	$18	$9	$11
Interest on lease liabilities	4	1	1
	22	10	12

Operating lease cost(1)	148	161	172

Variable lease cost	35	42	90
Short-term lease cost	2	3	4
Less: Sublease income	—	(6)	(8)
Total lease cost	$207	$210	$270
(1) Includes ROU lease expense of $124 million, $134 million and $150 million for fiscal 2023, 2022 and 2021, respectively.
Lease costs and sublease income are included in "Cost of revenues" and "Selling, general and administrative expenses" within the consolidated statements of operations.
Leidos Holdings, Inc. Annual Report - 93

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms and discount rates related to leases were as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years):
Finance leases	5.2	8.2	8.4
Operating leases	7.3	7.5	6.8
Weighted-average discount rate:
Finance leases	4.8%	2.6%	2.5%
Operating leases	3.7%	3.3%	3.2%
Other information related to leases was as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash related to finance leases	$4	$1	$1
Operating cash related to operating leases	167	168	174
Financing cash flows related to finance leases	17	9	11
ROU assets obtained in exchange for lease liabilities:
Finance lease liabilities	$63	$1	$51
Operating lease liabilities	97	122	161
The change in operating ROU assets and lease liabilities are presented within cash flows from operations on the consolidated statements of cash flows.
Future minimum lease commitments of our finance and operating leases on an undiscounted basis, reconciled to the respective lease liability at December 29, 2023, were as follows:

Fiscal Year Ending	Finance lease commitments	Operating lease commitments
	(in millions)
2024	$22	$158
2025	22	119
2026	22	95
2027	15	70
2028	5	68
2029 and thereafter	15	237
Total undiscounted cash flows	101	747
Less: imputed interest	(10)	(95)
Lease liability as of December 29, 2023	$91	$652
As of December 29, 2023, we have approximately $195 million of facility lease commitments that have not yet commenced. The leases are expected to commence in fiscal 2024 with lease terms ranging from 12 to 16 years.
Lessor
As of December 29, 2023 and December 30, 2022, we had a total net investment in sales-type leases, which relates to lease payment receivables, of $100 million and $103 million, respectively. The current and non-current portions of net investment in sales-type leases are included within "Other current assets" and "Other long-term assets", respectively, on the consolidated balance sheets.
Leidos Holdings, Inc. Annual Report - 94

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease income were as follows:

		Year Ended
	Statement of operations line item	December 29, 2023	December 30, 2022	December 31, 2021
		(in millions)
Sales-type leases:
Selling price at lease commencement	Revenues	$51	$65	$80
Cost of underlying asset	Cost of revenues	(41)	(52)	(60)
Operating income		10	13	20
Interest income on lease receivables	Revenues	9	9	8
		19	22	28

Operating lease income	Revenues	39	35	32
Total lease income		$58	$57	$60
As of December 29, 2023, undiscounted cash flows for sales-type and operating leases for the next five years are as follows:

Fiscal Year Ending	Sales-type leases	Operating leases
	(in millions)
2024	$44	$20
2025	32	5
2026	18	—
2027	8	—
2028	5	—
Total undiscounted cash flows	$107	$25
Present value of lease payments as lease receivables	100
Difference between undiscounted cash flows and discounted cash flows	$7

Note 11—Fair Value Measurements
Financial instruments measured on a recurring basis at fair value consisted of the following:

	December 29, 2023		December 30, 2022
	Carrying value	Fair value	Carrying value	Fair value
	(in millions)
Financial assets:
Derivatives	$11	$11	$20	$20
As of December 29, 2023, and December 30, 2022, our derivatives primarily consisted of the cash flow interest rate swaps on $500 million and $1.0 billion, respectively, of the variable rate senior unsecured term loan (see "Note 12—Derivative Instruments"). The fair value of the cash flow interest rate swaps is determined based on observed values for underlying interest rates on the one-month SOFR rate as of December 29, 2023 and the LIBOR yield curve as of December 30, 2022 (Level 2 inputs).
Financial instruments measured on a recurring basis at fair value also include our defined benefit plan assets (Level 2 inputs). See "Note 19—Retirement Plans" for further details on these investments.
Leidos Holdings, Inc. Annual Report - 95

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of our financial instruments, other than derivatives, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, are reasonable estimates of their related fair values. The carrying value of our notes receivable of $12 million as of both December 29, 2023, and December 30, 2022, approximates fair value as the stated interest rates within the agreements are consistent with the current market rates used in notes with similar terms in the market (Level 2 inputs).
As of December 29, 2023, and December 30, 2022, the fair value of debt was $4.6 billion for both periods, and the carrying amount was $4.7 billion and $4.9 billion, respectively (see "Note 13—Debt"). The fair value of debt is determined based on current interest rates available for debt with terms and maturities similar to our existing debt arrangements (Level 2 inputs).
In fiscal 2023, we recorded impairment charges of SES' goodwill (see "Note 8—Goodwill and Intangible Assets"). The fair values of the assets and liabilities of the SES reporting unit were determined using a blended approach, including discounted cash flow models and market earnings multiples. The market approach estimates fair value based on profitability and valuation metrics for peer companies and applies a multiple to the reporting unit's operating performance. The income approach estimates fair value by discounting the reporting unit's estimated future cash flows using a weighted-average cost of capital reflecting current market conditions as well as the risk profile of the reporting unit. Future cash flows are based on estimates of economic and market assumptions made using the best judgment of management, including growth rates in revenue and margins, and future changes in tax rates and cash expenditures. Other significant assumptions and estimates include estimates of future capital expenditures, terminal value growth rates, and changes in future working capital requirements. The fair value of the SES reporting unit was determined using Level 3 inputs.
On October 30, 2022, non-financial instruments measured at fair value on a non-recurring basis were recorded in connection with the acquisition of Cobham Special Mission. The fair values of the assets acquired and liabilities assumed were determined using Level 3 inputs. See "Note 5—Acquisitions and Divestitures" for further details on this acquisition. As of December 29, 2023, and December 30, 2022, we did not have any assets or liabilities measured at fair value on a non-recurring basis.
Note 12—Derivative Instruments
The fair value of the interest rate swaps was as follows:

	Balance sheet line item	December 29, 2023	December 30, 2022
		(in millions)
Cash flow interest rate swaps	Other long-term assets	$11	$20
The cash flows associated with the interest rate swaps are classified as operating activities in the consolidated statements of cash flows.
Cash Flow Hedges
We have interest rate swap agreements to hedge the cash flows of $500 million of the variable rate senior unsecured term loan (the "Variable Rate Loan"). These interest rate swap agreements have a maturity date of August 2025 and a fixed interest rate of 2.96%. The objective of these instruments is to reduce variability in the forecasted interest payments of the Variable Rate Loan. During fiscal 2023, we modified our interest rate swap agreements to receive monthly variable interest payments based on the one-month SOFR rate as compared to LIBOR, and we will continue to pay interest at a fixed rate. We applied the guidance of ASC 848 which permits the continuation of hedge accounting for such modification.
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
Leidos Holdings, Inc. Annual Report - 96

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the cash flow hedges on other comprehensive income (loss) and earnings for the periods presented was as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Total interest expense, net presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$212	$199	$184
Amount recognized in other comprehensive income	6	59	18
Amount reclassified from accumulated other comprehensive income (loss) to interest expense, net	(15)	11	19
We expect to reclassify net gains of $10 million from accumulated other comprehensive loss into earnings during the next 12 months.
Leidos Holdings, Inc. Annual Report - 97

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Debt
Debt consisted of the following:

	Stated interest rate	Effective interest rate	December 29, 2023	December 30, 2022
			(in millions)
Short-term debt and current portion of long-term debt:
Senior unsecured term loans:
$380 million term loan, due May 2023	6.08%	6.17%	$—	$320
Current portion of long-term debt			18	672
Total short-term debt and current portion of long-term debt			$18	$992

Long-term debt:
Senior unsecured term loans:
$1,925 million term loan, due January 2025	5.77%	6.09%	$—	$1,211
$1,000 million term loan, due March 2028	6.71%	6.89%	1,000	—
Senior unsecured notes:
$500 million notes, due May 2023	2.95%	3.17%	—	500
$500 million notes, due May 2025	3.63%	3.76%	500	500
$750 million notes, due May 2030	4.38%	4.50%	750	750
$750 million notes, due March 2033	5.75%	5.81%	750	—
$1,000 million notes, due February 2031	2.30%	2.38%	1,000	1,000
$250 million notes, due July 2032	7.13%	7.43%	250	250
$300 million notes, due July 2033	5.50%	5.88%	161	161
$300 million notes, due December 2040	5.95%	6.03%	218	218
Finance leases due on various dates through fiscal 2032	Various	1.84%-6.31%	91	44
Less: unamortized debt discounts and deferred debt issuance costs			(38)	(34)
Total long-term debt			4,682	4,600
Less: current portion			(18)	(672)
Total long-term debt, net of current portion			$4,664	$3,928
Term Loans and Revolving Credit Facility
On March 10, 2023 (the “Closing Date”), we entered into a Credit Agreement (the “Credit Agreement”) with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility”) and a $1.0 billion senior unsecured revolving facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities will mature in March 2028. The Revolving Facility permits two additional one-year extensions subject to lender consent. As of December 29, 2023, there were no borrowings outstanding under the Revolving Facility.
The proceeds of the Term Loan Facility and cash on hand on the Closing Date were used to repay in full all indebtedness, terminate all commitments and discharge all guarantees existing in connection with a predecessor $1.9 billion senior unsecured term loan facility and a $750 million senior unsecured revolving facility. As of December 30, 2022, there were no borrowings outstanding under the predecessor senior unsecured revolving facility.
Leidos Holdings, Inc. Annual Report - 98

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement bear interest at a rate determined, at our option, based on either an alternate base rate or a Term SOFR rate with a 0.10%, per annum Term SOFR adjustment, plus, in each case, an applicable margin that varies depending on our credit rating. The applicable margin range for Term SOFR-denominated borrowings is from 1.00% to 1.50%. Based on our current ratings, the applicable margin for Term SOFR-denominated borrowings is 1.25%. Principal payments are made quarterly on the Term Loan Facility beginning in March 2025, with the majority of the principal due at maturity. Interest on the Term Loan Facility for Term SOFR-denominated borrowings is payable on a periodic basis, which must be at least quarterly.
The financial covenants in the Term Loan Agreement require that we maintain, as of the last day of each fiscal quarter, a ratio of adjusted consolidated total debt to consolidated EBITDA of not more than 3.75 to 1.00, subject to increases to 4.50 to 1.00 following a material acquisition, and a ratio of EBITDA to consolidated interest expense of not less than 3.50 to 1.00.
On May 6, 2022, we entered into a 364-day term loan credit agreement with certain financial institutions, which provided for a senior unsecured term loan facility in an aggregate principal amount of $380 million, and was repaid in fiscal 2023. The proceeds of the term loan were used to repay the $380 million senior unsecured term loan entered into on May 7, 2021.
Senior Notes
On February 28, 2023, we issued and sold $750 million aggregate principal amount of fixed-rate senior notes (the “Notes”) maturing in March 2033. The Notes are senior unsecured obligations issued by Leidos, Inc. and guaranteed by Leidos Holdings, Inc. The annual interest rate for the Notes is 5.75% and is payable on a semi-annual basis. In connection with the issuance of the Notes, $11 million of debt issuance costs and debt discounts were recognized, which were recorded as an offset against the carrying value of debt. The proceeds from the Notes were used to repay all of the outstanding obligations in respect of principal, interest and fees on the $500 million 2.95% notes, due May 2023, the majority of which were retired on February 28, 2023. The remaining proceeds from the Notes were used to repay $210 million of the outstanding balance on the predecessor $1.9 billion senior unsecured term loan facility, due January 2025, and fund general corporate purposes.
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
The Commercial Paper Notes are issued in minimum denominations of $0.25 million and have maturities of up to 397 days from the date of issuance. The Commercial Paper Notes will bear either a stated or floating interest rate, if interest bearing, or will be sold at a discount from the face amount. As of December 29, 2023, and December 30, 2022, we did not have any Commercial Paper Notes outstanding.
The Credit Facilities, Commercial Paper Notes, senior unsecured term loans and notes are fully and unconditionally guaranteed and contain certain customary restrictive covenants, including among other things, restrictions on our ability to create liens and enter into sale and leaseback transactions under certain circumstances. We were in compliance with all covenants as of December 29, 2023.

Leidos Holdings, Inc. Annual Report - 99

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments
Future minimum payments of debt are as follows:

Fiscal Year Ending
(in millions)
2024	$18
2025	619
2026	120
2027	114
2028	705
2029 and thereafter	3,144
Total principal payments	4,720
Less: unamortized debt discount and issuance costs	(38)
Total short-term and long-term debt	$4,682

Note 14—Accumulated Other Comprehensive Income (Loss)
Changes in the components of Accumulated Other Comprehensive Income (Loss) ("AOCI") were as follows:

	Foreign currency translation adjustments	Unrecognized gain (loss) on derivative instruments	Pension adjustments	Total AOCI
	(in millions)
Balance at January 1, 2021	$30	$(70)	$(6)	$(46)
Other comprehensive income (loss)	(3)	18	17	32
Taxes	(5)	(8)	(4)	(17)
Reclassification from AOCI	—	19	—	19
Balance at December 31, 2021	22	(41)	7	(12)
Other comprehensive income (loss)	(108)	59	(27)	(76)
Taxes	13	(16)	7	4
Reclassification from AOCI	—	11	—	11
Balance at December 30, 2022	(73)	13	(13)	(73)
Other comprehensive income (loss)	36	6	(1)	41
Taxes	(2)	1	—	(1)
Reclassification from AOCI	—	(15)	—	(15)
Balance at December 29, 2023	$(39)	$5	$(14)	$(48)
Reclassifications for unrecognized gain (loss) on derivative instruments are associated with outstanding debt are recorded in "Interest expense, net" on the consolidated statements of operations. See "Note 12—Derivative Instruments" for more information on our interest rate swap agreements.

Leidos Holdings, Inc. Annual Report - 100

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Composition of Certain Financial Statement Captions

Balance Sheets	December 29, 2023	December 30, 2022
	(in millions)
Other current assets:
Transition costs and project assets(1)	$101	$132
Other(2)	388	358
	$489	$490
Other long-term assets:
Transition costs and project assets(1)	$37	$74
Long-term deferred tax assets	102	28
Other(2)	299	286
	$438	$388
Accounts payable and accrued liabilities:
Accrued liabilities	$826	$772
Accounts payable	736	733
Deferred revenue	442	380
Other(2)	273	369
	$2,277	$2,254
Accrued payroll and employee benefits:
Accrued vacation	$380	$356
Salaries, bonuses and amounts withheld from employees’ compensation	315	345
	$695	$701
(1) During the year ended December 29, 2023, and December 30, 2022, $417 million and $489 million, respectively, of amortization was recognized related to transition costs and project assets.
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
Leidos Holdings, Inc. Annual Report - 101

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares used to compute basic and diluted EPS attributable to Leidos stockholders were:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Basic weighted average number of shares outstanding	137	137	141
Dilutive common share equivalents—stock options and other stock awards	1	1	2
Diluted weighted average number of shares outstanding	138	138	143
Anti-dilutive stock-based awards are excluded from the weighted average number of shares outstanding used to compute diluted EPS. The total outstanding stock options and vesting stock awards that were anti-dilutive were 1 million for each of the periods presented above.
Share Repurchases
During fiscal 2023 and 2021, we made open market repurchases of our common stock for an aggregate purchase price of $225 million and $237 million, respectively. There were no open market share repurchases in fiscal 2022.
In fiscal 2022, we entered into Accelerated Share Repurchase agreement with a financial institution to repurchase shares of our outstanding common stock. We paid $500 million to the financial institution and received 4.8 million shares.
The repurchases were recorded to "Additional paid-in capital" in the consolidated balance sheets. All shares delivered were immediately retired.
Note 17—Stock-Based Compensation
Plan Summaries
As of December 29, 2023, we had stock-based compensation awards outstanding under the following plans: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended ("ESPP"). We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The 2017 Omnibus Incentive Plan provides Leidos and its affiliates' employees, directors and consultants the opportunity to receive various types of stock-based compensation awards, such as stock options, restricted stock units and performance-based awards, as well as cash awards. We grant service-based awards that generally vest or become exercisable 33% a year over three years, 25% a year over four years or cliff vest in three years. As of December 29, 2023, 3.8 million shares of Leidos' stock were reserved for future issuance under the 2017 Omnibus Incentive Plan and the 2006 Equity Incentive Plan.
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
Our ESPP allows eligible employees to purchase shares of Leidos' stock at a discount of up to 15% of the fair market value on the date of purchase. During fiscal 2023, 2022 and 2021, the discount was 10% of the fair market value on the date of purchase. During fiscal 2023, 2022 and 2021, $48 million, $45 million and $39 million, respectively, was received from ESPP plan participants for the issuance of Leidos' stock. A total of 2.3 million shares remain available for future issuance under the ESPP.
Leidos Holdings, Inc. Annual Report - 102

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Total stock-based compensation expense	$77	$73	$67
Tax benefits recognized from stock-based compensation	17	16	17
Stock Options
Stock options are granted with exercise prices equal to the fair market value of Leidos' common stock using the closing price on the business day prior to the grant date and for terms not greater than ten years. Stock options have a term of seven years and a vesting period of three or four years, except for stock options granted to our outside directors, which have a vesting period of the earlier of one year from grant date or the next annual meeting of stockholders following grant date.
The fair value of the stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of the stock option awards to employees are expensed on a straight-line basis over the vesting period of three or four years, except for stock options granted to our outside directors, which is recognized over the vesting period of one year or less.
During fiscal 2023, 2022 and 2021, we used a blended approach to measure expected volatility that is based on our weighted average historical and implied volatilities.
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

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Weighted average grant-date fair value	$25.21	$24.67	$20.23
Expected term (in years)	4.7	4.7	4.6
Expected volatility	28.6%	29.5%	29.6%
Risk-free interest rate	4.0%	1.6%	0.7%
Dividend yield	1.4%	1.6%	1.3%
Leidos Holdings, Inc. Annual Report - 103

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for each of the periods presented was as follows:

	Shares of stock under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2021	2.2	$56.01	3.5	$108
Options granted	0.3	90.25
Options forfeited or expired	—	85.42
Options exercised	(0.4)	38.79		27
Outstanding at December 31, 2021	2.1	$65.18	3.5	$54
Options granted	0.3	105.01
Options forfeited or expired	—	92.10
Options exercised	(0.6)	39.26		41
Outstanding at December 30, 2022	1.8	$81.45	3.9	$42
Options granted	0.3	92.71
Options forfeited or expired	—	95.05
Options exercised	(0.2)	53.78		9
Outstanding at December 29, 2023	1.9	$86.22	3.7	$41
Exercisable at December 29, 2023	1.1	$78.73	2.6	$32
Vested and expected to vest in the future as of December 29, 2023	1.8	$86.14	3.7	$41
As of December 29, 2023, there was $7 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.8 years. Tax benefits from stock options exercised for fiscal 2023, 2022 and 2021 were $2 million, $9 million and $6 million, respectively.
Restricted Stock Units and Awards
Compensation expense is measured at the grant date fair value and generally recognized over the vesting period of three or four years based upon required service conditions and in some cases revenue or EPS-based performance conditions.
Leidos Holdings, Inc. Annual Report - 104

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock units and awards activity for each of the periods presented was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 1, 2021	1.3	$79.05
Awards granted	0.7	91.09
Awards forfeited	(0.1)	89.56
Awards vested	(0.5)	71.60
Unvested stock awards at December 31, 2021	1.4	$88.89
Awards granted	0.5	104.78
Awards forfeited	(0.1)	99.38
Awards vested	(0.5)	74.20
Unvested stock awards at December 30, 2022	1.3	$98.52
Awards granted	0.6	95.82
Awards forfeited	(0.1)	97.18
Awards vested	(0.4)	97.65
Unvested stock awards at December 29, 2023	1.4	$97.71
As of December 29, 2023, there was $57 million of unrecognized compensation cost, net of estimated forfeitures, related to restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years. The fair value of restricted stock units that vested in fiscal 2023, 2022 and 2021 was $40 million, $52 million and $48 million, respectively.
Performance-Based Stock Awards
Performance-based stock awards vest and the stock is issued at the end of a three-year period based upon the achievement of specific performance criteria, with the number of shares ultimately awarded, if any, ranging up to 200% of the specified target awards. If performance is below the threshold level of performance, no shares will be issued.
For awards granted during fiscal 2023, 2022 and 2021, the target number of shares of stock granted under the awards will vest and the stock will be issued at the end of a three-year period based on a three-year cycle performance period and the actual number of shares to be issued will be based upon the achievement of the three-year cycle's performance criteria. Also, during fiscal 2023, 2022 and 2021, we granted performance-based awards with market conditions. These market conditions grants represent the target number of shares and the actual number of shares to be awarded upon vesting may be higher or lower depending upon the achievement of the relevant market conditions. The target number of shares granted under the market conditions grants will vest and the stock will be issued at the end of a three-year period based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date.
Leidos Holdings, Inc. Annual Report - 105

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock award activity for each of the periods presented was as follows:

	Expected number of shares of stock to be issued under performance-based stock awards	Weighted average grant- date fair value
	(in millions)
Unvested at January 1, 2021	0.5	$80.20
Awards granted	0.2	86.88
Awards forfeited	—	89.65
Awards vested	(0.2)	65.30
Unvested at December 31, 2021	0.5	$88.72
Awards granted	0.2	114.98
Awards forfeited	—	103.06
Awards vested	(0.2)	67.79
Unvested at December 30, 2022	0.5	$106.70
Awards granted	0.2	99.34
Awards forfeited	—	104.90
Awards vested	(0.1)	116.37
Unvested at December 29, 2023	0.6	$102.22
The weighted average grant date fair value for performance-based stock, excluding those with a market condition, during fiscal 2023, 2022 and 2021 was $93.90, $105.07 and $89.26, respectively. The weighted average grant date fair value for performance-based stock with market conditions that were granted during fiscal 2023, 2022 and 2021 was $108.38, $129.42 and $88.21, respectively, and was calculated using the Monte Carlo simulation.
The Monte Carlo simulation assumptions used for the periods presented were as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
Expected volatility	26.35%	33.18%	32.86%
Risk free rate of return	4.33%	1.61%	0.29%
Weighted average grant date stock price	$93.90	$107.67	$90.85
As of December 29, 2023, there was $18 million of unrecognized compensation cost, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of performance-based stock awards that vested in fiscal 2023, 2022 and 2021 was $12 million, $17 million, and $19 million, respectively.
Leidos Holdings, Inc. Annual Report - 106

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Income Taxes
The provision for income taxes for the periods presented included the following:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Current:
Federal	$212	$290	$156
State	68	80	49
Foreign	23	33	29
Deferred:
Federal	(75)	(169)	(20)
State	(20)	(36)	(3)
Foreign	(13)	(5)	(3)
Total	$195	$193	$208
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for the periods presented was as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Amount computed at the statutory federal income tax rate	$85	$186	$203
State income taxes, net of federal tax benefit	26	36	34
Goodwill	104	—	—
Research and development credits	(19)	(31)	(23)
Excess tax benefits from stock-based compensation	(2)	(13)	(11)
Change in valuation allowance for deferred tax assets	3	3	5
Impact of foreign operations	(13)	2	4
Dividends paid to employee stock ownership plan	(2)	(2)	(2)
Change in accruals for uncertain tax positions	14	(1)	1
Other	(1)	13	(3)
Total	$195	$193	$208
Effective income tax rate	48.4%	21.8%	21.5%
The effective tax rate for fiscal 2023 was unfavorably impacted primarily by non tax deductible goodwill impairments. The effective tax rates for both fiscal 2022 and fiscal 2021 were favorably impacted primarily by federal research tax credits and excess tax benefits related to employee stock-based payment transactions.

Leidos Holdings, Inc. Annual Report - 107

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	December 29, 2023	December 30, 2022
	(in millions)
Capitalized research and development	$290	$228
Operating lease liabilities	156	190
Accrued vacation and bonuses	95	87
Reserves	33	40
Deferred compensation	39	32
Credits and net operating losses carryovers	36	32
Vesting stock awards	29	27
Accumulated other comprehensive loss	—	2
Other	18	13
Total deferred tax assets	696	651
Valuation allowance	(27)	(24)
Deferred tax assets, net of valuation allowance	$669	$627

Purchased intangible assets	$(347)	$(415)
Operating lease right-of-use assets	(126)	(140)
Property, plant and equipment	(90)	(75)
Deferred revenue	(3)	(4)
Other	(4)	(5)
Total deferred tax liabilities	(570)	(639)
Net deferred tax assets (liabilities)	$99	$(12)
At December 29, 2023, we had state net operating losses of $92 million. These will begin to expire in fiscal 2023, however, we expect to utilize $76 million of these state net operating losses. We had foreign tax credits of $21 million that will begin to expire in fiscal 2030. We expect to utilize $6 million of these foreign tax credits. We also had foreign net operating losses of $34 million, which do not expire. We expect to utilize $2 million of these foreign net operating losses.

Leidos Holdings, Inc. Annual Report - 108

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax balance sheet items are included in the accompanying consolidated balance sheets as follows:

	December 29, 2023	December 30, 2022
	(in millions)
Other current assets:
Prepaid income taxes and tax refunds receivable	$40	$11
Other long-term assets:
Deferred tax assets	$102	$28
Accounts payable and accrued liabilities:
Income taxes payable	$3	$135
Deferred tax liabilities	$3	$40
Other long-term liabilities:
Unrecognized tax benefits	$114	$92
Unrecognized tax benefits are primarily related to certain recurring deductions customary for our industry. The changes in the unrecognized tax benefits were as follows:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Unrecognized tax benefits at beginning of year	$92	$2	$6
Additions for tax positions related to current year	58	91	—
Additions for tax positions related to prior years	15	—	2
Reductions for tax positions related to current year	(1)	—	—
Reductions for tax positions related to prior years	(54)	—	(2)
Settlements with taxing authorities	—	—	(3)
Lapse of statute of limitations	—	(1)	(1)
Unrecognized tax benefits at end of year	$110	$92	$2
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$15	$—	$2
At December 29, 2023, December 30, 2022, and December 31, 2021, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $110 million, $92 million and $2 million, respectively, which were classified as other long-term liabilities on the consolidated balance sheets.
For fiscal 2023, unrecognized tax benefits decreased $54 million for tax positions related to prior years, primarily as a result of completing a detailed study of our capitalized research and development costs and considering recent guidance issued by the Internal Revenue Service. In addition, unrecognized tax benefits increased $58 million for tax positions related to the current year, primarily as a result of capitalized research and development costs.
At December 29, 2023, accrued interest and penalties totaled $4 million. At December 30, 2022, and December 31, 2021, accrued interest and penalties were immaterial. For fiscal 2023, $4 million of interest and penalties were recognized in the Company's consolidated statements of operations. For fiscal 2022 and 2021, the amount of interest and penalties was immaterial.
Leidos Holdings, Inc. Annual Report - 109

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file income tax returns in the United States and various state and foreign jurisdictions. For the years ended December 30, 2022, and December 29, 2023, we are participating in the Internal Revenue Service (“IRS”) Compliance Assurance Process ("CAP"), a real-time audit of our consolidated federal corporate income tax returns. The IRS has examined our consolidated federal income tax returns through the year ended January 3, 2020. For the years ended January 1, 2021, and December 31, 2021, we were selected to participate in the phase of CAP reserved for taxpayers whose risk of noncompliance does not warrant use of IRS resources. We believe that participation in CAP should reduce tax-related uncertainties, if any. Additionally, with a few exceptions, as of December 29, 2023, we were no longer subject to state, local, or foreign examinations by the tax authorities for fiscal years ended on or before January 3, 2020.
During the next 12 months, we expect our balance of unrecognized tax benefits to decrease by $22 million related to capitalized research and development costs. While we believe we have adequate accruals for uncertain tax positions, the tax authorities may determine that we owe taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.
Note 19—Retirement Plans
Defined Contribution Plans
We sponsor various defined contribution plans in which most employees are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and Leidos may also make discretionary contributions. Company contributions were $148 million, $145 million and $131 million for fiscal 2023, 2022 and 2021, respectively.
Deferred Compensation Plans
We maintain three deferred compensation plans, the Keystaff Deferral Plan ("KDP"), the KESDP and the MSCP (the "Deferred Compensation Plans"), for the benefit of certain management or highly compensated employees or members of the Board of Directors. The Deferred Compensation Plans allow eligible participants to elect to defer a portion of their salary, and all or a portion of certain bonuses, including restricted stock unit awards. Directors may also elect to defer their cash compensation in addition to their restricted stock unit awards. Balances in the Deferred Compensation Plans are paid in lump sum or installments upon retirement, termination or the elected specified date.
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
Defined Benefit Plans
We sponsor two frozen defined benefit pension plans ("the Defined Benefit Plans"), one in the United Kingdom ("UK") for former employees on an expired customer contract and another assumed as a result of the Gibbs & Cox acquisition.
Leidos Holdings, Inc. Annual Report - 110

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2022, the trustee of our UK defined benefit pension plan (the “Plan”) invested the assets of the Plan in a bulk purchase annuity policy to fully insure the benefits payable to the members of the Plan. As the buy-in transaction insured the defined benefit obligation, we do not anticipate material future contributions. The bulk purchase annuity policy is structured to enable the Plan to move to a full buy-out, at which time the insurer would become directly responsible for all pension payments and we would be relieved of our obligations under the Plan. At this future date, a settlement loss will be recognized for an amount equal to any unamortized loss associated with the Plan recorded within AOCI and any remaining net plan assets of the Plan will be remitted to the Company. As of December 29, 2023, and December 30, 2022, the unamortized loss within AOCI related to the Plan was $21 million and $20 million, respectively. As of December 29, 2023, and December 30, 2022, the Plan had net assets of $8 million and $7 million, respectively.
The projected benefit obligation of the Defined Benefit Plans as of December 29, 2023, and December 30, 2022, was $99 million and $101 million, respectively. The decrease in the projected benefit obligation was primarily due to assumption changes, offset by exchange rate movements.
The fair value of the Defined Benefit Plans assets as of December 29, 2023, and December 30, 2022, was $103 million and $101 million, respectively. The decrease was primarily driven by assumption changes to reflect the fair value of the annuity contract and return on plan assets. The UK Plan funding status was overfunded $8 million and $7 million as of December 29, 2023, and December 30, 2022, respectively. The Gibbs & Cox defined benefit pension plan funding status was underfunded $4 million and $7 million as of December 29, 2023, and December 30, 2022, respectively. The fair value of Plans assets has been included within "Other long-term liabilities" on the consolidated balance sheets.
Other
We also sponsor multiemployer defined benefit pension plans and defined contribution plans (401(k) plans) (the "Sponsored Plans") for employees working on two U.S. government contracts. As part of the contractual agreements, the customers reimburse Leidos for contributions made to these Sponsored Plans as these costs are allowable under government contract cost accounting requirements. If we were to cease being the contractor as a result of a recompetition process, the defined benefit pension plans and related plan assets and liabilities would transfer to the new contractor. If the contract expires or is terminated with no transfer of the pension plan to a successor contractor, any amount by which the plan liabilities exceed plan assets, as of that date, will be reimbursed by the U.S. government customer. Since we are not responsible for the current or future funded status of the pension plans, no assets or liabilities arising from their funded status are recorded in the consolidated financial statements and no amounts associated with these pension plans are included in the defined benefit plan disclosures above.

Leidos Holdings, Inc. Annual Report - 111

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Business Segments
Our operations and reportable segments are organized around the customers and markets we serve. We define our reportable segments based on the way the CODM, currently the Chief Executive Officer, manages the operations for purposes of allocating resources and assessing performance.
Our business has been aligned into three reportable segments (Defense Solutions, Civil and Health). Additionally, we separately present the unallocable costs associated with corporate functions as Corporate.
Defense Solutions has provided leading-edge and technologically advanced services, solutions and products to a broad customer base. Our ever-changing technologies and innovations cover a wide spectrum of markets with primary areas of concentration in digital modernization, mission systems and integration, Command, Control, Computers, Communications, Intelligence, Surveillance and Reconnaissance ("C4ISR") technologies and services, maritime solutions, transformative software, analytics, intelligence analysis, mission support and logistics services, weapons systems and space systems and solutions. We are dedicated to delivering cost-effective solutions backed by innovation-generating research and development to meet the evolving missions of our customers. We provide a diverse portfolio of national security solutions and systems for air, land, sea, space and cyberspace for the U.S. Intelligence Community, the DoD, the Space Development Agency, the National Aeronautics and Space Administration, Defense Information Systems Agency, military services, government agencies of U.S. allies abroad and other federal and commercial customers in the national security industry. We are heavily engaged in the top defense Research Development Test and Evaluation priorities that are driven by critical evolving threat-driven needs. Our solutions deliver innovative technology, large-scale systems, command and control platforms, data analytics, logistics and cybersecurity solutions, as well as intelligence analysis and operations support to critical missions around the world.
Our Civil business has been focused on modernizing infrastructure, systems and security for government and commercial customers both domestically and internationally. By applying leading science, innovative technologies and business acumen, our talented employees help customers achieve their missions and take on the connected world with data-driven insights, improved efficiencies and technological advantages in the areas of digital modernization, energy infrastructure, integrated missions, transportation applications and security detection.
Our Health business has been focused on delivering effective and affordable solutions to federal and commercial customers that are responsible for the health and well-being of people worldwide, including service members and veterans. Our solutions enable customers to deliver on the health mission of providing high-quality, cost-effective care, and are accomplished through the integration of information technology, engineering, life sciences, health services, clinical insights and health policy. The capabilities we provide predominantly fall in four major areas of activity: health information management services, managed health services, digital modernization and life sciences research and development.
Corporate includes the operations of various corporate activities, certain corporate expense items that are not reimbursed by our U.S. government customers and certain other expense items excluded from a reportable segment's performance.
Leidos Holdings, Inc. Annual Report - 112

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes business segment information for the periods presented:

	Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021
	(in millions)
Revenues:
Defense Solutions	$8,732	$8,244	$8,032
Civil	3,664	3,464	3,157
Health	3,042	2,688	2,548
Total revenues	$15,438	$14,396	$13,737

Operating income (loss):
Defense Solutions	$636	$541	$569
Civil	(413)	234	248
Health	528	421	442
Corporate	(130)	(108)	(107)
Total operating income	$621	$1,088	$1,152

Amortization of intangible assets:
Defense Solutions	$117	$130	$121
Civil	62	70	73
Health	23	30	34
Total amortization of intangible assets	$202	$230	$228

The statement of operations performance measures used to evaluate segment performance are revenues and operating income. As a result, "Interest expense, net," "Other expense, net," and "Income tax expense," as reported in the consolidated financial statements are not allocated to our segments. Under U.S. government Cost Accounting Standards, indirect costs including depreciation expense are collected in indirect cost pools, which are then collectively allocated out to the reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the individual reportable segments. For this reason, depreciation expense by reportable segment has not been reported above.
Asset information by segment is not a key measure of performance used by the CODM.
We generated approximately 87% of our total revenues in fiscal 2023, 86% in fiscal 2022 and 87% in fiscal 2021 from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. Revenues under contracts with the DoD and U.S. Intelligence Community, including subcontracts under which the DoD or the U.S. Intelligence Community is the ultimate purchaser, represented approximately 49% of our total revenues for fiscal 2023 and 44% of total revenues for both fiscal 2022 and 2021.
Approximately 9% of our revenues in fiscal 2023, and 8% in both fiscal 2022 and 2021, are generated by entities outside of the United States. As such, additional financial information by geographic location is not presented.
Note 21—Commitments and Contingencies
Legal Proceedings
We are involved in various claims and lawsuits arising in the normal conduct of our business, none of which, in the opinion of management, based upon current information, will likely have a material adverse effect on our financial position, results of operations or cash flows.
Leidos Holdings, Inc. Annual Report - 113

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leidos Holdings, Inc. Annual Report - 114

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defense Contract Audit Agency
As of December 29, 2023, active indirect cost audits by the DCAA remain open for fiscal 2021 and subsequent fiscal years. Although we have recorded contract revenues based upon an estimate of costs that we believe will be approved upon final audit or review, we cannot predict the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed estimates, our profitability may be adversely affected. As of December 29, 2023, we believe we have adequately reserved for potential adjustments from audits or reviews of contract costs.
Other Government Investigations and Reviews
Through its internal processes, the Company discovered, in late 2021, activities by its employees, third party representatives and subcontractors, raising concerns related to a portion of our business that conducts international operations. The Company is conducting an internal investigation, overseen by an independent committee of the Board of Directors, with the assistance of external legal counsel, to determine whether the identified conduct may have violated the Company’s Code of Conduct and potentially applicable laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily self-reported this investigation to the Department of Justice and the Securities and Exchange Commission and is cooperating with both agencies. Because the investigation is ongoing, the Company cannot anticipate the timing, outcome or possible impact of the investigation, although violations of the FCPA and other applicable laws may result in criminal and civil sanctions, including monetary penalties, and reputational damage. In September 2022, the Company received a Federal Grand Jury Subpoena related to the criminal investigation by the U.S. Attorney’s Office for the Southern District of California, in conjunction with the U.S. Department of Justice’s Fraud Division. The subpoena requests documents relating to the conduct that is the subject of the Company’s internal investigation. The Company has responded to the subpoena. In February 2023, a former employee of the Company who was terminated at the outset of the investigation was indicted on wire fraud and other charges by a Federal Grand Jury in the U.S. District Court in the Southern District of California. These charges were later dismissed as a result of the death of the former employee.
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
Commitments
As of December 29, 2023, we have outstanding letters of credit of $64 million, principally related to performance guarantees on contracts and outstanding surety bonds with a notional amount of $104 million, principally related to performance and subcontractor payment bonds on contracts. The value of the surety bonds may vary due to changes in the underlying project status and/or contractual modifications.
As of December 29, 2023, the future expirations of the outstanding letters of credit and surety bonds were as follows:

Fiscal year ending
(in millions)
2024	$46
2025	103
2026	2
2027	14
2028	1
2029 and thereafter	2
$168
Leidos Holdings, Inc. Annual Report - 115

LEIDOS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22—Subsequent Events
Segment Realignment
Beginning in fiscal 2024, we will operate in four reportable segments that are focused on specific, defined capability sets we bring to our customers. The four reportable segments will be National Security and Digital, Health & Civil, Commercial & International and Defense Systems. We will also separately present the unallocable costs associated with corporate functions as Corporate. All historical segment financial information will be recast to conform to the new reportable segment structure in our financial statements and accompanying notes, beginning in the first quarter of fiscal 2024.
Leidos Holdings, Inc. Annual Report - 116

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 29, 2023. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2022, we completed our acquisition of Cobham Special Mission. As of December 29, 2023, we completed the integration of Cobham Special Mission into our controls over financial reporting.

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the fourth quarter of the period ended December 29, 2023, covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2023, and has concluded that our internal control over financial reporting as of that date was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this Annual Report on Form 10-K and our internal control over financial reporting, and that firm’s report on our internal control over financial reporting is set forth below.

February 13, 2024

Leidos Holdings, Inc. Annual Report - 117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Leidos Holdings, Inc.
Reston, Virginia
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Leidos Holdings, Inc. and subsidiaries (the “Company”) as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2023, of the Company and our report dated February 13, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
McLean, Virginia
February 13, 2024
Leidos Holdings, Inc. Annual Report - 118

PART II

Item 9B. Other Information
Rule 10b5-1 trading arrangement
During the three months ended December 29, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to Bylaws
On February 8, 2024, the Board of Directors of the Company amended Article II, Section 2.02 of its Bylaws to decrease the ownership threshold for stockholders to aggregate their holdings of Company stock to call special meetings, effective on February 8, 2024. As amended, one stockholder owning at least ten percent (10%), and one or more stockholders representing in aggregate at least fifteen percent (15%), rather than twenty-five percent (25%), of the voting power of the outstanding capital stock of the Company will have the right to call special meetings of stockholders. As amended, all such stockholders must have held the Company stock for at least one (1) year prior to making the request to the Company. The Company’s Amended and Restated Bylaws are filed as Exhibit 3.2 hereto.

Item 10. Directors, Executive Officers and Corporate Governance
For certain information required by Item 10 with respect to executive officers, see "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions "Proposal 1–Election of Directors," "Corporate Governance" and "Other Information" appearing in the 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business ethics by posting such information on our website. The information on our website is not incorporated by reference into and is not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation and director compensation, see the information set forth under the captions "Compensation Discussion and Analysis," "Executive Compensation" and "Corporate Governance" in the 2024 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption "Corporate Governance" in the 2024 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.
Leidos Holdings, Inc. Annual Report - 119

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption "Other Information" in the 2024 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.
Information with respect to our equity compensation plans as of December 29, 2023, is set forth below:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,824,297	(2)	$86.22	(3)	8,969,379	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	3,824,297	(2)	$86.22	(3)	8,969,379
(1)The following equity compensation plans approved by security holders are included in this plan category: the 2017 Omnibus Incentive Plan, the 2006 Equity Incentive Plan, as amended, and the 2006 Employee Stock Purchase Plan, as amended.
(2)Represents (i) 1,973,922 shares of Leidos common stock reserved for future issuance for service-based awards and performance and market-based awards assuming achievement of the target level of performance for unearned performance and market-based awards (does not include an additional 369,765 shares if the maximum level of performance is achieved) and other stock awards under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan, (ii) no shares of Leidos common stock issuable pursuant to dividend equivalent rights and (iii) 1,850,375 shares of Leidos common stock reserved for future issuance upon the exercise of outstanding options awarded under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan. Does not include shares to be issued pursuant to purchase rights under the 2006 Employee Stock Purchase Plan.
(3)Does not include shares to be issued for performance-based and other stock awards and shares of stock issuable pursuant to dividend equivalent rights.
(4)Represents 6,635,682 and 2,333,697 shares of Leidos common stock under the 2017 Omnibus Incentive Plan and 2006 Employee Stock Purchase Plan, respectively. The maximum number of shares initially available for issuance under the 2017 Omnibus Incentive Plan was 7.5 million. The 2006 Equity Incentive Plan was amended in June 2012 to provide that the maximum number of shares available for issuance thereunder is 12.5 million. The 2006 Employee Stock Purchase Plan was amended in September 2016 to provide that the maximum number of shares available for issuance thereunder is 5.0 million. Those shares that are issued under the 2017 Omnibus Incentive Plan and 2006 Equity Incentive Plan that are forfeited or repurchased at the original purchase price or less or that are issuable upon exercise of awards granted under the plan that expire or become unexercisable for any reason after their grant date without having been exercised in full.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption "Corporate Governance" in the 2024 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption "Audit Matters" in the 2024 Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 29, 2023, which required information is incorporated by reference into this Annual Report on Form 10-K.

Leidos Holdings, Inc. Annual Report - 120

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report:
1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
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

4.5	Form of 2.950% Senior Notes due 2023. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.6	Form of 3.625% Senior Notes due 2025. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.7	Form of 4.375% Senior Notes due 2030. Incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 12, 2020.

4.8
Indenture relating to the 2.300% Senior Notes due 2031, dated as of October 8, 2020 among Leidos, Inc., Leidos Holdings, Inc, as guarantor, and Citibank, N.A., as trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.9	Form of 2.300% Senior Notes due 2031. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 9, 2020.

4.10	Officers’ Certificate of Leidos, Inc., dated as of February 28, 2023. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

Leidos Holdings, Inc. Annual Report - 121

PART IV

Exhibit Number	Description of Exhibit
4.11
Form of Global Note representing Leidos, Inc.’s 5.750% Notes due 2033. Included in Exhibit 4.11 and incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 28, 2023.

4.12	Description of Common Stock. Incorporate by reference to Exhibit 4.13 to our Annual Report on Form 10-K filed with the SEC on February 23, 2021.

10.1*	Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.2 *	Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed with the SEC on February 14, 2023.

10.3*	Leidos, Inc.’s Management Stock Compensation Plan. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

10.4*	Amended and Restated Leidos, Inc.'s Keystaff Deferral Plan. Incorporated by reference to Exhibit 10.4 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.5*	Amended and Restated Leidos, Inc.’s Key Executive Stock Deferral Plan. Incorporated by reference to Exhibit 10.5 to our Transition Report on Form 10-K filed with the SEC on February 26, 2016.

10.6*	Amended and Restated Leidos Holdings, Inc.’s 2006 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2017.

10.7*
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

10.11*	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.12*	Amended and Restated Executive Severance Plan. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.13*	Executive Employment Agreement dated June 30, 2014. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July, 2, 2014.

10.14*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements entered into on or after April 3, 2015). Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed with the SEC on March 25, 2015.

10.15*
Form of Restricted Stock Unit Award Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

10.16*
Form of Nonstatutory Stock Option Agreement of Leidos Holdings, Inc.’s 2006 Equity Incentive Plan (for Nonstatutory Stock Option Agreements granted on March 3, 2017). Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

10.17*
Form of Performance Share Award Agreement of Leidos Holdings, Inc.'s 2006 Equity Incentive Plan (for Performance Share Award Agreements granted on March 3, 2017). Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2017.

Leidos Holdings, Inc. Annual Report - 122

PART IV

Exhibit Number	Description of Exhibit
10.18*
Form of Notice of Grant of Options for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.19*	Form of Notice of Grant of Options for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.20*	Form of Notice of Grant of Restricted Stock Unit Awards (Performance-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.21*	Form of Notice of Grant of Performance Share Awards for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.22*	Form of Notice of Grant of Restricted Stock Unit Awards (Time-Vesting) for Employees under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan.

10.23*
Form of Notice of Grant of Restricted Stock Unit Awards for Non-Employee Directors under the Leidos Holdings, Inc. Amended and Restated 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

10.24
Intellectual Property Matters Agreement, dated August 16, 2016, between Lockheed Martin Corporation and Abacus Innovations Corporation. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2016.

10.25
Credit Agreement dated as of March 10, 2023, by and among Leidos Holdings, Inc., Leidos, Inc., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2023.

10.26
Form of Commercial Paper Dealer Agreement, dated July 12, 2021, between Leidos, Inc., as issuer, the Company, as guarantor, and the applicable Dealer party thereto. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the U.S. Securities and Exchange Commission on July 12, 2021.

10.27
Amended and Restated Leidos Holdings, Inc. Severance Plan for Executive Officers, effective July 27, 2023. Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on August 1, 2023.

10.28
Executive Employment Agreement, dated February 23, 2023, between Leidos Holdings, Inc. and Thomas A. Bell. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 27, 2023.

10.29
Retirement Agreement, dated March 28, 2023, between Leidos Holdings, Inc. and Roger A. Krone. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Amendment No. 1) filed with the SEC on March 31, 2023.

21	Subsidiaries of the Registrant.

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities.

23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Leidos Holdings, Inc.'s Financial Restatement Compensation Clawback Policy.

99.1
Patent License and Assignment Agreement dated as of August 12, 2005, between Leidos, Inc. and VirnetX, Inc. Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on April 1, 2010.

Leidos Holdings, Inc. Annual Report - 123

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

Item 16. Form 10-K Summary
None.

Leidos Holdings, Inc. Annual Report - 124

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Leidos Holdings, Inc.

By	/s/ Christopher R. Cage
Christopher R. Cage Executive Vice President and Chief Financial Officer
Dated: February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Leidos Holdings, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Bell	Principal Executive Officer	February 13, 2024
Thomas A. Bell

/s/ Christopher R. Cage	Principal Financial Officer	February 13, 2024
Christopher R. Cage

/s/ Carly E. Kimball	Principal Accounting Officer	February 13, 2024
Carly E. Kimball

/s/ Gregory R. Dahlberg	Director	February 13, 2024
Gregory R. Dahlberg

/s/ David G. Fubini	Director	February 13, 2024
David G. Fubini

/s/ Noel B. Geer	Director	February 13, 2024
Noel B. Geer

/s/ Miriam E. John	Director	February 13, 2024
Miriam E. John

/s/ Robert C. Kovarik, Jr.	Director	February 13, 2024
Robert C. Kovarik, Jr.

/s/ Harry M. J. Kraemer, Jr.	Director	February 13, 2024
Harry M. J. Kraemer, Jr.

/s/ Gary S. May	Director	February 13, 2024
Gary S. May

/s/ Surya N. Mohapatra	Director	February 13, 2024
Surya N. Mohapatra

/s/ Nancy Ann Norton	Director	February 13, 2024
Nancy Ann Norton

/s/ Patrick M. Shanahan	Director	February 13, 2024
Patrick M. Shanahan

/s/ Robert S. Shapard	Director	February 13, 2024
Robert S. Shapard

/s/ Susan M. Stalnecker	Director	February 13, 2024
Susan M. Stalnecker

Leidos Holdings, Inc. Annual Report - 125